Form 10-K/A
period 1995-09-30
DATAWATCH CORP
filed 1996-05-07
CIK 792130

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-K/A
                     AMENDMENT NO. 1 TO FORM 10-K
(Mark One)
   X	      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
             For the fiscal year ended:  September 30, 1995
                                 OR
  ___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ___________ to ___________.
                    Commission File Number: 0-19960

                          DATAWATCH CORPORATION
         (Exact name of registrant as specified in its charter)

          Delaware                                  02-0405716
(State or other jurisdiction of         (I.R.S. employer identification no.)
incorporation or organization)


     234 Ballardvale Street                           01887
   Wilmington, Massachusetts                        (Zip code)
(Address of principal executive offices)

    Registrant's telephone number, including area code:  (508) 988-9700
        Securities registered pursuant to Section 12(b) of the Act:
                                   None
    Securities registered pursuant to Section 12(g) of the Act:
                Common Stock, $.01 par value per share
                    Common Stock Purchase Warrants
                           (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X       No ___

	    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

	     Aggregate market value of voting stock held by non-affiliates:
$34,299,975 (computed by reference to the last sales price of such common stock on December 14, 1995 as reported in the National Association of Security Dealers consolidated trading index).

	     Number of shares of common stock outstanding at December 14, 1995:
7,194,911

                 DOCUMENTS INCORPORATED BY REFERENCE
	Portions of the registrant's definitive Proxy Statement, which was filed pursuant to Regulation 14A on January 29, 1996, are incorporated by reference in Part III of this report.

	    This Amendment No. 1 on Form 10-K/A to the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (the "Report") is being filed to amend the Independent Auditors' Consent of Deloitte & Touche LLP filed as Exhibit 23.1 to the Report. Exhibit 23.1 to the Report is hereby amended and restated in its entirety. The other exhibits that appear in the Exhibit Index are not being amended and have been filed previously with the Securities and Exchange Commission with the Report.

SIGNATURES

	    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              DATAWATCH CORPORATION



                                              By: /s/Bruce R. Gardner
                                                  Bruce R. Gardner
                                                  Executive Vice President

Dated:  May 7, 1996

                                                    Exhibit 23.1


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement
No. 33-65786 on Form S-8 and Post-Effective Amendment No. 3 on
Form S-3 to Registration Statement No. 33-46290 on Form S-1 (the "Prospectus") of Datawatch Corporation of our report dated November 22, 1995 (December 28, 1995 as to Note 11), appearing in the Annual Report on
Form 10-K of Datawatch Corporation for the year ended September 30, 1995, and to the reference to us under the heading "Experts" in the Prospectus, which is part of such Registration Statement.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
May 7, 1996