Form 10-Q
period 1996-03-31
DATAWATCH CORP
filed 1996-05-15
CIK 792130

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                     OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number:  0-19960

                             Datawatch Corporation
      (Exact name of registrant as specified in its charter)


             Delaware                                      02-0405716
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)


           234 Ballardvale Street, Wilmington Massachusetts     01887
       (Address of principal executive offices)             (Zip Code)

                               (508) 988-9700
          (Registrant's telephone number, including area code)

                                    None
            (Former name, former address, former fiscal year,
                     if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X                         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

        Class                                   Outstanding at May 10, 1996

Common stock, $.01 par value                               8,645,745



                              DATAWATCH CORPORATION

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                         Page #

   a)   Consolidated Condensed Balance Sheets:                         3
        March 31, 1996 and September 30, 1995

   b)   Consolidated Condensed Statements of Operations:               4
        Three Months Ended March 31, 1996 and 1995
        Six Months Ended March 31, 1996 and 1995

   c)   Consolidated Condensed Statements of Cash Flows:               5
        Six Months Ended March 31, 1996 and 1995

   d)   Notes to Unaudited Consolidated Financial Statements           6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                      7

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                             *
Item 2.  Changes in Securities                                         *
Item 3.  Default upon Senior Securities                                *
Item 4.  Submission of Matters to a Vote of  Security Holders         11
Item 5.  Other Information                                             *
Item 6.  Exhibits and Reports on Form 8-K                             11

SIGNATURES                                                            12

* No information provided due to inapplicability of item.


PART I.
Item 1. Financial Statements

                                  DATAWATCH CORPORATION
                           CONSOLIDATED CONDENSED BALANCE SHEETS
                                        (Unaudited)

                                      March 31,             September 30,
                                        1996                    1995
ASSETS                                                       (Restated)

CURRENT ASSETS:
   Cash and equivalents           $    932,476            $    876,802
   Short-term investments              743,795                 885,659
   Accounts receivable, net          6,808,131               5,230,685
   Inventories                         315,764                 262,528
   Prepaid advertising and
      other expenses                 1,373,520               1,508,179

      Total current assets          10,173,686               8,763,853

PROPERTY PLANT & EQUIPMENT:
   Property and equipment            2,918,214               2,724,220
   Less accumulated depreciation
     and amortization               (1,313,247)             (1,184,370)

      Net property and equipment     1,604,967               1,539,850

OTHER ASSETS                           535,788                 596,690

EXCESS OF COST OVER NET ASSETS
   OF ACQUIRED COMPANIES             1,251,163               1,457,742

TOTAL ASSETS                      $ 13,565,604            $ 12,358,135


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Loan payable                    $   541,455              $      -
   Accounts payable                  4,760,926                3,662,116
   Accrued expenses                    473,725                  819,069
   Deferred revenue                  1,348,858                1,314,655
   Current portion of
      long-term debt                   115,477                  336,255

      Total current liabilities      7,240,441                6,132,095

LONG-TERM DEBT                         215,432                  163,868

TOTAL LIABILITIES                    7,455,873                6,295,963

SHAREHOLDERS' EQUITY:
   Common stock                         86,408                   86,291
   Additional paid-in capital       17,625,265               17,614,360
   Accumulated deficit             (11,560,735)             (11,663,477)
   Cumulative translation adj.         (41,207)                  24,998

      Total shareholders' equity     6,109,731                6,062,172

TOTAL LIABILITIES & SHAREHOLDERS
   EQUITY                          $13,565,604             $ 12,358,135

See notes to unaudited consolidated financial statements.



Item 1.  Financial Statements (continued)


                                DATAWATCH CORPORATION
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                           Three Months Ended          Six Months Ended
                                 March 31,                 March 31,
                              1996      1995           1996         1995
                                     (Restated)                (Restated)

NET SALES                $7,531,946  $5,708,959    $14,297,016  $10,766,402

COSTS AND EXPENSES:
 Cost of sales            1,080,499     868,034      2,154,921    1,794,731
 Engineering & product
  development               552,748     555,027      1,071,722    1,082,510
 Selling, general and
  administrative          5,849,582   4,228,000     10,965,597    7,959,864

INCOME (LOSS) from
 operations                  49,117      57,898        104,776      (70,703)

INTEREST EXPENSE            (19,721)    (20,335)       (42,483)     (30,323)

OTHER INCOME,
 primarily interest          19,274       8,808         35,442       24,311

FOREIGN CURRENCY
 TRANSACTION GAIN(LOSS)      (7,943)     12,803          8,160       13,272

NET INCOME (LOSS) BEFORE
 PROVISION FOR TAX           40,727      59,174        105,895      (63,443)

PROVISION FOR TAX             3,153       2,192          3,153        2,192

NET INCOME (LOSS)        $   37,574  $   56,982    $   102,742  $   (65,635)

NET INCOME (LOSS)
   PER COMMON SHARE      $        0  $      .01    $       .01  $      (.01)

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES AND
  COMMON EQUIVALENT
  SHARES OUTSTANDING      8,881,747   8,314,595      8,882,408    8,055,505


See notes to unaudited consolidated financial statements.


Item 1.  Financial Statements (continued)

                                     DATAWATCH CORPORATION
                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                              SIX MONTHS ENDED
                                                   March 31,
                                              1996             1995
                                                           (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                         $102,742         $  (65,635)
 Adjustments to reconcile net income
   (loss) to net cash:
  Results of operations of WorkGroup for
   the three months ended December 31,
   1994                                                        194,093
  Depreciation and amortization              412,027           665,727
 Changes in current assets and liabilities:
   Inventories                               (53,236)           (8,803)
   Prepaid expenses                          134,659          (199,155)
   Accounts receivable                    (1,577,446)       (1,260,560)
   Accounts payable and accrued expenses     681,884           323,073
   Loans payable                             541,455                 0
   Deferred revenue                           34,203           255,218
 Net cash provided by (used in)
   operating activities                      276,288           (96,042)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to equipment and fixtures        (181,795)         (476,355)
 Proceeds from maturity of
    short-term investments                 1,128,714                 0
 Purchase of short-term investments         (986,850)         (291,262)
Other assets                                  30,764            11,796

 Net cash (used in) investing activities      (9,167)         (755,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock       11,022         1,138,946
 Principal payments on long-term
    obligations                             (222,469)          (21,349)

 Net cash (used in) provided by
    financing activities                    (211,447)        1,117,597

NET INCREASE IN CASH AND EQUIVALENTS          55,674           265,734

CASH AND EQUIVALENTS, BEGINNING OF PERIOD    876,802         1,625,592

CASH AND EQUIVALENTS, END OF PERIOD         $932,476        $1,891,326

See notes to unaudited consolidated financial statements.


Item 1.  Financial Statements (continued)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation: The consolidated condensed balance sheet as of March 31, 1996 and the consolidated condensed statements of operations for the three months and six months ended March 31, 1996 and 1995, and the consolidated condensed statements of cash flows for the six months ended March 31, 1996 and 1995 are unaudited. In the opinion of management these statements include all adjustments necessary for the fair presentation of the financial data for such periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2. Inventories: The Company accounts for its inventories using a standard cost methodology. Inventories were comprised of the following:

                               March 31,      September 30,
                                 1996             1995

     Raw materials            $ 209,913       $ 198,917
     Work in process             15,767           2,974
     Finished goods              90,084          60,637
                              ---------       ---------
     TOTAL                    $ 315,764       $ 262,528

3. Business Combinations: On March 12, 1996, the Company acquired all of the outstanding shares of capital stock of WorkGroup Systems
Limited ("WorkGroup") in exchange for an aggregate of 1,437,000 shares of the Company's Common Stock, $.01 par value per share. The acquisition has been accounted for as a pooling-of-interests. As a result of the pooling-of-interests, WorkGroup changed its fiscal year end from December 31 to September 30 effective with the fiscal year beginning October 1, 1994. Operating results of WorkGroup for the three months ended December 31, 1994 were included in the results of operations for both the fiscal year ended September 30, 1994 and the six months ended March 31, 1995. Accordingly, accumulated deficit was decreased by $194,093 to account for its inclusion in both periods. Revenues and net losses for WorkGroup for the period from October 1, 1995 through March 12, 1996 were approximately $3,700,000 and $66,000 respectively. As of March 31,
1996, WorkGroup had an overdraft facility in place which allowed it to draw up to approximately $150,000, which was fully utilized at that time.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

DATAWATCH CORPORATION (the "Company" or "DATAWATCH"), is engaged in the design, development, manufacture, marketing and support of personal computer software.

On October 13, 1995, the Company acquired all of the outstanding shares of the capital stock of Pole Position Software GmbH ("Pole Position") in exchange for 300,000 shares of the Company's common stock. On March 12, 1996, the Company acquired all of the outstanding capital stock of WorkGroup Systems Limited ("WorkGroup"), a United Kingdom based provider of help-desk and asset management software, in exchange for 1,437,000 shares of the Company's common stock. Both acquisitions have been accounted for as pooling of interests. As a result, DATAWATCH's operating results have been adjusted to include both WorkGroup's and Pole Position's operating results for both the three and six month periods ending March 31, 1995 and 1996, as discussed herein.

DATAWATCH's principal products are: Monarch (trademark) for Windows, which provides data access, translation, and reporting capability to users of networked PCs; VIREX (trademark) and VIREX for the PC, which detect, repair and monitor for virus infections for both the Apple Macintosh and IBM compatible PCs, respectively; Quetzal
(internationally) or Q-Support (trademark) for Windows (in the United States), a complete help desk and asset management system; and netOctopus (trademark), a network management and administration system.

From time to time, information provided by the Company, statements made by its employees or information in its filings with the Securities and Exchange Commission (including statements in this Form 10-Q) may contain statements which are not historical facts, so called "forward-looking statements", and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In that regard, the discussion in this Item 2 contains forward looking statements which involve certain risks and uncertainties, including statements related to liquidity and capital resources. The Company's operating results may continue to vary significantly from quarter to quarter or from year to year depending on a number of factors, including technological changes, competition and general market trends. The Company's current planned expense levels are based in part upon expectations as to future revenue. Consequently, operating results may vary significantly from quarter to quarter or year to year based on timing of revenue. Revenue or net income in any period will not necessarily be indicative of results of subsequent periods and there can be no assurance that the Company will maintain profitability or that revenue growth can be sustained in the future.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 and 1995.

Net sales for the three months ended March 31, 1996 were $7,532,000, which represents an increase of $1,823,000 or 32% from the net sales of $5,709,000 for the three months ended March 31, 1995. This increase in sales results from growth in all of DATAWATCH's products. Monarch, which amounted to approximately 41% of sales, increased by 27%; Quetzal and Q-Support, which amounted to approximately 39% of sales, increased by 58%; Virex, which amounted to approximately 15% of sales, increased by 4%; and netOctopus, which amounted to approximately 3% of sales, increased by 391%. For the three months ended March 31, 1996, the Company's products for the IBM compatible PC accounted for approximately 81% of sales while the Company's products for the Apple PC accounted for approximately 19%.

The Company's cost of sales for the three months ended March 31, 1996 was $1,080,000 or approximately 14% of net sales. Cost of sales for the three months ended March 31, 1995 was $868,000 or approximately 15% of net sales. This decrease as a percentage of net sales is principally due to higher sales volumes which allow for increased absorption of overheads.

Engineering and product development expenses were $553,000 for the three months ended March 31, 1996, compared to $555,000 for the three months ended March 31, 1995. These expenses remained reasonably level when comparing the three months ended March 31, 1996 to the same period a year earlier.

Selling, general and administrative expenses were $5,850,000 for the three months ended March 31, 1996. Included in these expenses were non-recurring expenses associated with the acquisition of WorkGroup amounting to approximately $450,000. Excluding the non-recurring expenses, selling, general and administrative expenses increased by $1,172,000 or approximately 28% from the $4,228,000 for the three months ended March 31, 1995. This increase is primarily attributable to increases in personnel within the sales and marketing organizations principally for Quetzal and Q-Support and to increases in promotional costs, principally for Monarch.

As a result of the foregoing, the net income for the three months ended March 31, 1996 was $38,000, a decrease of $19,000 when compared to the net income of $57,000 for the three months ended March 31, 1995. The Company recorded only a de minimis tax provision for both domestic and international operations during the period because of its net operating loss carryforwards.

Six Months Ended March 31, 1996 and 1995.

Net sales for the six months ended March 31, 1996 were $14,297,000, which represents an increase of $3,531,000 or 33% from the net sales of $10,766,000 for the six months ended March 31, 1995. This increase in sales results from growth in all of DATAWATCH's products. Monarch, which amounted to approximately 41% of sales, increased by 22%; Quetzal and Q-Support, which amounted to approximately 39% of sales, increased by 61%; Virex, which amounted to approximately 16% of sales, increased by 13%; and netOctopus, which amounted to approximately 3% of sales, increased by 305%.

The Company's cost of sales for the six months ended March 31, 1996 was $2,155,000 or approximately 15% of net sales. Cost of sales for the six months ended March 31, 1995 was $1,795,000 or approximately 17% of net sales. This decrease as a percentage of net sales is principally due to higher sales volumes which allow for increased absorption of overheads.

Engineering and product development expenses were $1,072,000 for the six months ended March 31, 1996, compared to $1,083,000 for the six months ended March 31, 1995. The expenses remained reasonably level when comparing the six months ended March 31, 1996 to the same period a year earlier.

Selling, general and administrative expenses were $10,966,000 for the six months ended March 31, 1996. Included in these expenses were non-recurring expenses associated with the acquisition of WorkGroup amounting to approximately $450,000. Excluding the non-recurring expenses, selling, general and administrative expenses increased by $2,556,000 or approximately 32% from the $7,960,000 for the six months ended March 31, 1995. This increase is primarily attributable to increases in personnel within the sales and marketing organizations principally for Quetzal and Q-Support and to increases in promotional costs, principally for Monarch.

As a result of the foregoing, the net income for the six months ended March 31, 1996 was $103,000, an increase of $169,000 when compared to the net loss of $66,000 for the six months ended March 31, 1995. The Company recorded only a de minimis tax provision for both domestic and international operations during the period because of its net operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

The Company's management believes that its currently anticipated capital needs for future operations of the Company will be satisfied through at least the end of fiscal 1996 by funds currently available and its unused $1,500,000 bank line of credit.
 WorkGroup has an overdraft facility in place which allowed it to draw up to approximately $150,000. As of March 31, 1996 the facility was fully utilized, however the facility was increased to approximately $500,000 subsequent to March 31, 1996. The Company currently has warrants outstanding to purchase approximately 170,000 shares of common stock for a price of $7.50 per share. These warrants expire on May 28, 1996. If Datawatch's common stock price is in excess of $7.50 at or prior to the expiration date, the Company expects that some of the holders may choose to exercise the warrant thus providing the Company with additional working capital. As of May 13, 1996 the closing price on the Nasdaq National Market was $9.50 per share. For the six months ended March 31, 1996, working capital increased by approximately $301,000. Management believes that the Company's current operations are not materially impacted by the effects of inflation.


                               PART II.



Item 4.  Submission of Matters to a Vote of Security Holders

A.   The annual meeting of stockholders of DATAWATCH CORPORATION was
held on   March 14, 1996.

B.    No information provided due to inapplicability of item.

C. A vote was proposed to (1) elect a Board of Directors to serve for the ensuing year or until their respective successors are duly elected and qualified; and (2) to ratify the selection of Deloitte & Touche LLP as independent auditors for the fiscal year ending
September 30, 1996.

The ballot results are as follows:

                           Voted     Voted     Broker
                           For       Against   Abstained  Non-Votes

(1) Thomas R. Foley        6,112,353  57,700
    Bruce R. Gardner       6,112,353  57,700
    John A. Blaeser        6,112,353  57,700
    Jerome Jacobson        6,112,353  57,700
    David T. Riddiford     6,112,353  57,700

(2) Deloitte & Touche LLP  6,107,953  46,600   15,500

D.  No information provided due to inapplicability of item.

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

10.1 Share Sale and Purchase Agreement, dated March 12, 1996, by and between Datawatch Corporation and the individuals and entities named on Schedule I contained therein, who constitute the holders of all the outstanding shares of capital stock of WorkGroup Systems Limited (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 12, 1996, and incorporated by reference).

11.1 Computation of Net Income (Loss) per Common Share (filed herewith).

B.  Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated March 12, 1996 covering the Company's acquisition of all the outstanding shares of capital stock of WorkGroup Systems Limited.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 1996.



                                                DATAWATCH CORPORATION


                                                /s/Betsy J. Hartwell
                                                Betsy J. Hartwell
                                                Controller
                                                (Chief Accounting and
                                                duly authorized Officer





                                        Exhibit 11.1

                                    DATAWATCH  CORPORATION
                     COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

Computation of weighted average number of shares outstanding used in determining income (loss) per share was as follows:

                                      Three Months Ended      Six Months Ended
                                            March 31,              March 31,
                                        1996      1995         1996      1995
                                             (Restated)             (Restated)

COMMON STOCK AND COMMON STOCK EQUIVALENTS:

Weighted shares outstanding
   of common stock                8,634,575  8,144,398    8,632,304  7,781,044

PRIMARY CALCULATION:

Common stock equivalent shares
   resulting from assumed conversion
   of warrants and assumed exercise
   of stock options                 247,172    170,197      250,104       (a)
Weighted average of common and common
   equivalent shares-primary      8,881,747  8,314,595    8,882,408  7,781,044
FULLY DILUTED CALCULATION:

Assumed conversion of warrants and
  exercise of stock options based on
  higher of average or closing
  market price                        8,678     18,945       4,915         (a)
Weighted average of common and
   common equivalent shares-fully
   diluted                        8,890,425  8,333,540    8,887,323  7,781,044


NET INCOME (LOSS)                 $  37,574  $  56,982    $ 102,742  $(65,635)

NET INCOME (LOSS) PER COMMON SHARE:

   Primary                        $     .00  $     .01    $     .01  $   (.01)
   Fully-diluted                  $     .00  $     .01    $     .01  $   (.01)


(a) Common stock equivalent shares were excluded from the calculation for the six months ended March 31, 1995 due to the antidulitive effect the inclusion of such shares would have had on loss per share.