Form 10-Q
period 1996-06-30
DATAWATCH CORP
filed 1996-08-14
CIK 792130

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1996

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number      0-19960

                      Datawatch Corporation
    (Exact name of registrant as specified in its charter)

        Delaware                              02-0405716
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

234 Ballardvale Street, Wilmington Massachusetts     01887
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

                         Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

          Class                  Outstanding at August 9, 1996

Common stock, $.01 par value                 8,816,307


                     DATAWATCH CORPORATION

                       TABLE OF CONTENTS


                                                         Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

   a)  Consolidated Condensed Balance Sheets:
       June 30, 1996 and September 30, 1995                  3

   b)  Consolidated Condensed Statements of Operations:
       Three Months Ended June 30, 1996 and 1995
       Nine Months Ended June 30, 1996 and 1995              4

   c)  Consolidated Condensed Statements of Cash Flows:
       Nine Months Ended June 30, 1996 and 1995              5

   d)  Notes to Unaudited Consolidated Condensed Financial
       Statements                                            6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations        7


PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings                                   *
Item 2.  Changes in Securities                               *
Item 3.  Default upon Senior Securities                      *
Item 4.  Submission of Matters to a Vote of
          Security Holders                                   *
Item 5.  Other Information                                   *
Item 6.  Exhibits and Reports on Form 8-K                    10

SIGNATURES                                                   11

* No information provided due to inapplicability of item.

                             PART I.

Item 1. Financial Statements

                          DATAWATCH CORPORATION
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Unaudited)

                                              June 30,  September 30,
                                               1996        1995
                                                         (Restated)
ASSETS

CURRENT ASSETS:
 Cash and equivalents                        $  923,518     $76,802
 Short-term investments                         642,183     885,659
 Accounts receivable, net                     7,069,244   5,230,685
 Inventories                                    317,262     262,528
   Prepaid advertising and other expenses     1,577,754   1,508,179

     Total current assets                    10,529,961   8,763,853

PROPERTY PLANT & EQUIPMENT
 Property and equipment                       3,126,363   2,724,220
     Less accumulated depreciation
     and amortization                        (1,459,288) (1,184,370)

   Net property and equipment                 1,667,075   1,539,850

OTHER ASSETS                                    573,445     596,690

EXCESS OF COST OVER NET ASSETS OF
    ACQUIRED    COMPANIES                     1,146,589   1,457,742

TOTAL    ASSETS                             $13,917,070 $12,358,135


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Loan payable                              $    619,270     $     -
 Accounts payable                             3,547,081    3,662,116
 Accrued expenses                               441,114      819,069
 Deferred revenue                             1,345,774    1,314,655
 Current portion of long-term debt               98,700      336,255

   Total current liabilities                  6,051,939    6,132,095

LONG-TERM DEBT                                  213,435      163,868

TOTAL LIABILITIES                             6,265,374    6,295,963

SHAREHOLDERS' EQUITY:
 Common stock.                                   88,127       86,291
 Additional paid-in capital                  18,522,934   17,614,360
 Accumulated deficit                        (10,880,146) (11,663,477)
 Cumulative translation adjustment             (79,219)       24,998

   Total stockholders' equity                 7,651,696    6,062,172

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY    $13,917,070  $12,358,135

See notes to unaudited consolidated financial statements.

Item 1.  Financial Statements (continued)

                            DATAWATCH CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                               Three Months Ended      Nine Months Ended
                                    June 30,                 June 30,
                               1996          1995      1996           1995
                                          (Restated)               (Restated)

NET SALES                  $8,026,996   $5,867,738   $22,323,962  $16,634,140

COSTS AND EXPENSES:
Cost of sales               1,291,616      895,876     3,446,532    2,690,607
Engineering & product
   development                645,095      559,564     1,716,817    1,642,074
Selling, general and
   administrative           5,378,981    4,469,330    16,344,533   12,429,194

INCOME (LOSS)
  from operations             711,304      (57,032)      816,080     (127,735)

OTHER INCOME,
 primarily interest             2,592       17,429        38,034       41,740

INTEREST EXPENSE              (21,849)     (22,240)      (64,332)     (52,563)

FOREIGN CURRENCY TRANSACTION
 GAIN (LOSS)                   (1,051)      (4,197)        7,109        9,075

OPERATING INCOME (LOSS) BEFORE
 PROVISION FOR TAX             690,996     (66,040)      796,891     (129,483)

PROVISION FOR TA                10,407         (51)       13,560        2,141

NET INCOME (LOSS)            $ 680,589   $ (65,989)   $  783,331   $ (131,624)

NET INCOME (LOSS) PER COMMON
  SHARE                      $     .08   $    (.01)   $      .09    $    (.02)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING                8,963,598    8,622,715    8,891,748    8,061,601


See notes to unaudited consolidated financial statements.

Item 1.  Financial Statements (continued)

                          DATAWATCH CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                 NINE MONTHS ENDED
                                                      June 30,
                                                 1996            1995
                                                              (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                               $ 783,331   $ (131,624)
 Adjustments to reconcile net income (loss)
  to net cash:
   Depreciation and amortization                   679,345      559,810
   Changes in current assets and liabilities:
      Inventories                                  (54,734)     (46,507)
      Prepaid expenses                             (69,575)    (398,277)
      Accounts receivable                       (1,838,559)  (1,544,348)
      Accounts payable and accrued expenses       (604,218)     479,170
      Loans payable                                619,270         -
      Deferred revenue                              31,119      335,351

 Net cash used in operating activities            (454,021)    (746,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to equipment and fixtures              (384,719)    (186,678)
 Proceeds from maturity of short-term
   investments                                   1,870,730      200,000
 Purchase of short-term investments             (1,627,254)  (1,182,728)
 Other assets                                      (21,962)       2,888

 Net cash used in investing activities            (163,205)  (1,166,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock            910,410    1,307,983
 Principal payments on long-term obligations      (246,468)     (92,030)

 Net cash provided by financing activities         663,942    1,215,953

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS     46,716     (696,990)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD          876,802    1,625,592

CASH AND EQUIVALENTS, END OF PERIOD              $ 923,518   $  928,602


See notes to unaudited consolidated financial statements.


Item 1.  Financial Statements (continued)

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation: The consolidated condensed balance sheets as of June 30, 1996 and September 30, 1995, the consolidated condensed statements of operations for the three months and nine months ended June 30, 1996 and 1995, and the consolidated condensed statements of cash flows for the nine months ended June 30, 1996 and 1995 are unaudited. In the opinion of management, these statements include all adjustments necessary for the fair presentation of the financial data for such periods. The notes to the consolidated financial statements which are contained in the 1995 Form 10-K should be read in conjunction with the financial statements included herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2. Acquisitions: On October 13, 1995, the Company acquired all of the outstanding shares of the capital stock of Pole Position Software GmbH ("Pole Position") in exchange for
     300,000 shares of the Company's common stock. On March 12, 1996, the Company acquired all of the outstanding capital stock of WorkGroup Systems Limited ("WorkGroup"), a United Kingdom based provider of help-desk and asset management software, in exchange for 1,437,000 shares of the Company's common stock. Both acquisitions have been accounted for as pooling of interests. As a result, DATAWATCH's operating results for both the three and nine month periods ended June 30, 1996 and 1995, as discussed herein, have been adjusted to include both WorkGroup's and Pole Position's operating results.

3. Warrants: The Company had warrants outstanding to purchase approximately 170,000 shares of common stock for a price of $7.50 per share. These warrants expired on May 28, 1996 and approximately 119,000 shares were exercised which provided the Company with approximately $849,000 net of expenses.

4. Inventories: The Company accounts for its inventories using a standard cost methodology. Inventories were comprised of the following:

                              June 30,     September 30,
                                1996           1995

       Raw materials        $ 235,172         $ 198,917
       Work in process         15,767             2,974
       Finished goods          66,323            60,637

       TOTAL                $ 317,262         $ 262,528


Item 2. Management's   Discussion  and  Analysis   of   Financial
        Condition and Results of Operations

GENERAL

DATAWATCH CORPORATION (the "Company" or "DATAWATCH"), is engaged in the design, development, manufacture, marketing and support of personal computer software.

On October 13, 1995, the Company acquired all of the outstanding shares of the capital stock of Pole Position Software GmbH ("Pole Position") in exchange for 300,000 shares of the Company's common stock. On March 12, 1996, the Company acquired all of the outstanding capital stock of WorkGroup Systems Limited ("WorkGroup"), a United Kingdom based provider of help-desk and asset management software, in exchange for 1,437,000 shares of the Company's common stock. Both acquisitions have been accounted for as pooling of interests. As a result, DATAWATCH's operating results for both the three and nine month periods ended June 30, 1996 and 1995, as discussed herein have been adjusted to include both WorkGroup's and Pole Position's operating results.

DATAWATCH's principal products are: Monarch for Windows, which provides data access, translation, and reporting capability to users of networked PCs; VIREX and VET for the PC, which detect, repair and monitor for virus infections for both the Apple Macintosh and IBM compatible PCs, respectively; Quetzal
(internationally) or Q-Support for Windows (in the United States), a complete help desk and asset management system; and netOctopus, a network management and administration system.

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

Three Months Ended June 30, 1996 and 1995.

Net sales for the three months ended June 30, 1996 were $8,027,000, which represents an increase of $2,159,000 or 37% from the net sales of $5,868,000 for the three months ended June 30, 1995. This increase results from growth in sales for all of DATAWATCH's products. Monarch, which amounted to approximately 41% of sales, increased by 4%; Quetzal and Q-Support, which amounted to approximately 41% of sales, increased by 104%; Virex, which amounted to approximately 13% of sales, increased by 27%; and netOctopus, which amounted to approximately 5% of sales, increased by 187%. For the three months ended June 30, 1996, the Company's products for the IBM compatible PC accounted for approximately 82% of sales while the Company's products for the Apple PC accounted for approximately 18%.

The Company's cost of sales for the three months ended June 30, 1996 was $1,292,000 or approximately 16% of net sales. Cost of sales for the three months ended June 30, 1995 was $896,000 or approximately 15% of net sales. These costs remained reasonably constant as a percentage of net sales for the two periods.

Engineering and product development expenses were $645,000 for the three months ended June 30, 1996, which increased by $85,000 or approximately 15% from $560,000 for the three months ended June 30, 1995. This increase is primarily attributable to additions in personnel for the continued development of netOctopus and quality assurance for Monarch.

Selling, general and administrative expenses were $5,379,000 for the three months ended June 30, 1996, an increase of $910,000 or approximately 20% from $4,469,000 for the three months ended June 30, 1995. This increase is primarily attributable to increases in personnel within the sales and marketing organizations principally for Quetzal and Q-Support and to increases in promotional costs, principally for Monarch.

As a result of the foregoing, the net income for the three months ended June 30, 1996 was $681,000, an increase of $747,000 when compared to the net loss of $66,000 for the three months ended June 30, 1995. The Company recorded only a de minimis tax provision for both domestic and international operations during the period because of its ability to utilize net operating loss carryforwards.

Nine Months Ended June 30, 1996 and 1995.

Net sales for the nine months ended June 30, 1996 were $22,324,000, which represents an increase of $5,690,000 or 34% from the net sales of $16,634,000 for the nine months ended June 30, 1995. This increase results from growth in sales for all of DATAWATCH's products. Monarch, which amounted to approximately 41% of sales, increased by 14%; Quetzal and Q-Support, which amounted to approximately 39% of sales, increased by 74%; Virex, which amounted to approximately 15% of sales, increased by 18%; and netOctopus, which amounted to approximately 4% of sales, increased by 237%.

The Company's cost of sales for the nine months ended June 30, 1996 was $3,447,000 or approximately 15% of net sales. Cost of sales for the nine months ended June 30, 1995 was $2,691,000 or approximately 16% of net sales. These costs remained reasonably constant as a percentage of net sales for the two periods.

Engineering and product development expenses were $1,717,000 for the nine months ended June 30, 1996, compared to $1,642,000 for the nine months ended June 30, 1995. The increase of $75,000 or 5% is primarily attributable to additions in personnel for the development of netOctopus and the quality assurance for Monarch.

Selling, general and administrative expenses were $16,345,000 for the nine months ended June 30, 1996. Included in these expenses were non-recurring expenses associated with the acquisition of WorkGroup amounting to approximately $450,000. Excluding the non-recurring expenses, selling, general and administrative expenses increased by $3,466,000 or approximately 28% from $12,429,000 for the nine months ended June 30, 1995. This increase is primarily attributable to increases in personnel within the sales and marketing organizations principally for Quetzal/Q-Support and netOctopus, and to increases in promotional costs, principally for Monarch.

As a result of the foregoing, the net income for the nine months ended June 30, 1996 was $783,000, an increase of $915,000 when compared to the net loss of $132,000 for the nine months ended June 30, 1995. The Company recorded only a de minimis tax provision for both domestic and international operations during the period because of its net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company's management believes that its currently anticipated capital needs for future operations of the Company will be satisfied through at least June 30, 1997 by funds currently available and its unused $1,500,000 bank line of credit. WorkGroup has an overdraft facility in place which allows it to draw up to approximately $500,000. The Company had warrants outstanding to purchase approximately 170,000 shares of common stock for a price of $7.50 per share. These warrants expired on May 28, 1996 and approximately 119,000 shares were exercised which provided the Company with approximately $849,000 net of expenses. For the nine months ended June 30, 1996, working capital increased by approximately $1,846,000. Management believes that the Company's current operations are not materially impacted by the effects of inflation.

                            PART II.

Item 6.  Exhibits and Reports on Form 8-K

A.     Exhibits

            10.1   Executive  Agreement  between  Datawatch
            Corporation  and  Andrew W. Mathews dated  April  11,
            1996.

            10.2   Executive  Agreement  between  Datawatch
            Corporation  and  Marco D. Peterson dated  April  11,
            1996.

            10.3   Executive  Agreement  between  Datawatch
            Corporation  and  Bruce R. Gardner  dated  April  11,
            1996.

            10.4   Executive  Agreement  between  Datawatch
            Corporation  and  Thomas R.  Foley  dated  April  11,
            1996.

            10.5 1996 Non-Employee Director Stock Option Plan of the Company.

            11.1   Computation of Net Income (Loss) per Common Share.

            27     Financial Data Schedule (filed with SEC Edgar version only).

B.   Reports on Form 8-K

     Amendment No. 1 to Current Report on Form 8-K, dated March 12, 1996, reported on Form 8-K/A and filed with the Securities and Exchange Commission on April 30, 1996 to disclose, under Item 7 - Financial Statements and Exhibits, certain financial information relating to the Company's acquisition of all the outstanding shares of capital stock of WorkGroup Systems Limited.

     Amendment No. 2 to Current Report on Form 8-K, dated March 12, 1996, reported on Form 8-K/A and filed with the Securities and Exchange Commission on May 3, 1996 to disclose, under Item 7 - Financial Statements and Exhibits, certain financial information relating to the Company's acquisition of all the outstanding shares of capital stock of WorkGroup Systems Limited.

     Amendment No. 3 to Current Report on Form 8-K, dated March 12, 1996, reported on Form 8-K/A and filed with the Securities and Exchange Commission on May 23, 1996 to disclose, under Item 7 - Financial Statements and Exhibits, certain financial information relating to the Company's acquisition of all the outstanding shares of capital stock of WorkGroup Systems Limited.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August
13, 1996.
                                DATAWATCH CORPORATION

                                /s/Bruce R. Gardner
                                Bruce R. Gardner
                                Executive Vice President,
                                Treasurer, and Director
                                (Principal Financial and
                                duly authorized officer)


                          EXHIBIT 10.1


                       EXECUTIVE AGREEMENT


     THIS AGREEMENT dated as of April 11, 1996 by and between Datawatch Corporation, a Delaware corporation (the "Corporation") and Andrew W. Mathews (the "Executive").

                           WITNESSETH:

     A. The Corporation considers it essential to the best interests of the Corporation and its stockholders that its management be encouraged to remain with the Corporation and to continue to devote full attention to the Corporation's business in the event that there is a likelihood of a change of control of the Corporation. In this connection, the Corporation recognizes that the possibility of a change in control and the uncertainty and questions which it may raise among management may result in the departure or distraction of management personnel to the detriment of the Corporation and its stockholders. Accordingly, the Corporation's Board of Directors (the "Board") has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Corporation's management to their assigned duties without distraction in the face of the potentially disturbing circumstances arising from the possibility of a change in control of the Corporation.

     B. The Executive is a key executive of the Corporation, and the Corporation believes that the Executive has made valuable contributions to the productivity and profitability of the Corporation.

     C. In the event that the Corporation enters into a written letter of intent or other written agreement (each, a "Business Combination Agreement") with a third party (including such party's affiliates, an "Acquiring Party") concerning a possible business combination by such Acquiring Party with, or acquisition by such Acquiring Party of equity securities of, the Corporation, the Board believes it imperative that the Corporation and the Board be able to rely upon the Executive to continue in his position and that the Corporation be able to receive and rely upon his advice, if so requested, as to the best interests of the Corporation and its stockholders without concern that he might be distracted by the personal uncertainties and risks created by the Corporation entering into a Business Combination Agreement.

     D. Should the Corporation enter into a Business Combination Agreement, in addition to the Executive's regular duties, he may be called upon to assist in the assessment of such Business Combination Agreement, advise management and the Board as to whether such Business Combination Agreement is in the best interests of the Corporation and its stockholders, and to take such other actions as the Board might determine to be appropriate.

     NOW, THEREFORE, to assure the Corporation that it will have the continued undivided attention and services of the Executive and the availability of his advice and counsel notwithstanding the possibility or threat of a change of control of the Corporation, and to induce the Executive to remain in the employ of the Corporation, and for other good and valuable consideration, the Corporation and the Executive agree as follows:

     1. Operation of Agreement. This Agreement shall commence on the date hereof (the "Effective Date") and shall continue in effect through September 30, 1997; provided, however, that (i) commencing on October 1, 1997 and each October 1 thereafter, the term of this Agreement shall automatically be extended for one additional year, without further action on the part of the parties hereto, unless either party gives written notice of termination to the other party not later than the immediately preceding June 30, and (ii) if a "Change in Control" (as defined in Section 4) of the Corporation occurs during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of eighteen (18) months beyond the month in which such Change in Control occurs, provided, however, so long as the Executive continues to be employed by the Corporation, this Agreement shall be automatically extended from year to year, without further action on the part of the parties hereto..

     2. Employment. Subject to Section 3 hereof, the Corporation and the Executive agree that so long as the Executive is employed by the Corporation, the Executive shall perform such executive duties and responsibilities as were being performed by the Executive immediately prior to the Effective Date or appropriate comparable duties and responsibilities, as may be determined by the Board in response to changing business requirements. The Executive agrees that so long as he is employed by the Corporation he shall devote his full business time and efforts to his executive duties and responsibilities.
In the event that the Corporation enters into a Business Combination Agreement which, if effected, will result in a Change of Control (as defined in Section 4), the Executive agrees that he will not voluntarily leave the employ of the Corporation, and will render the services contemplated in the recitals to this Agreement, and the Corporation agrees that it will not terminate the employment of the Executive for any reason [other than for Cause (as such term is defined in Section 6)] until the earlier of (i) in the opinion of the Board (which shall be binding and conclusive on the Executive), the Business Combination Agreement has been abandoned or terminated, or (ii) until after such a Change of Control has been effected, or (iii) 120 calendar days from the date of the execution of a Business Combination Agreement.

     3. Termination of Employment. Except with respect to the specific undertakings herein upon a Qualified Termination, the Executive shall be an at-will employee of the Corporation. Subject to the last sentence of Section 2, either party shall have the right to terminate Executive's employment upon notice to the other party, and, in the case of termination by the Corporation, such termination shall be in accordance with the Corporation's normal and customary termination practices for executive employees. If the Executive shall terminate his employment under circumstances constituting a Qualifying Termination (as defined in Section 6) the obligations and rights of the Corporation as set forth in Sections 6, 7 and the following Sections shall apply. In the event of any termination, the Corporation's benefit obligations under Section 5 hereof, and applicable laws, shall apply.

     4. Change of Control. For purposes of this Agreement, a "Change in Control" means the occurrence of any of the following events:

        (a) The Corporation is merged or consolidated or reorganized into or with another corporation or other legal person, and as a result of such merger, consolidation or reorganization less than a majority of the combined voting power of the then-outstanding securities of such surviving, resulting or reorganized corporation or person immediately after such transaction is held in the aggregate by the holders of the then-outstanding securities entitled to vote generally in the election of directors of the Corporation ("Voting Stock") immediately prior to such transaction;

        (b) The Corporation sells or otherwise transfers all or substantially all of its assets to any other corporation or other legal person, and as a result of such sale or transfer less than a majority of the combined voting power of the then-outstanding securities of such corporation or person immediately after such sale or transfer is held in the aggregate by the holders of Voting Stock of the Corporation immediately prior to such sale or transfer;

        (c)  There is a report filed on Schedule 13D or
   Schedule 14D-1 (or any successor schedule, form or report), each as promulgated pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosing that any "person" (as such term is used in Section 13(d)(3) or Section 14(d)(2) of the Exchange Act) has become the "beneficial owner" (as such term is used in Rule 13d-3 under the Exchange Act) of securities representing 35% or more of the Voting Stock of the Corporation;

        (d) The Corporation files a report or proxy statement with the Securities and Exchange Commission pursuant to the Exchange Act disclosing in response to Form 8-K or
   Schedule 14A (or any successor schedule, form or report or item therein) that a change in control of the Corporation has occurred; or

        (e) If during any period of two consecutive years, individuals who at the beginning of any such period constitute the Board cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by the Corporation's stockholders, of each director of the Corporation first elected during such period was approved by a vote of at least a majority of the directors then still in office who were directors of the Corporation at the beginning of any such period;

provided, however, that a "Change in Control" shall not be deemed to have occurred for purposes of this Agreement solely because
(i) the Corporation, (ii) an entity in which the Corporation directly or indirectly beneficially owns 50% or more of the voting securities, or (iii) any Corporation-sponsored employee stock ownership plan or any other employee benefit plan of the Corporation, either files or becomes obligated to file a report or a proxy statement under or in response to Schedule 13D,
Schedule 14D-1, Form 8-K or Schedule 14A (or any successor schedule, form or report) under the Exchange Act, disclosing beneficial ownership by it of shares of Voting Stock or because the Corporation reports that a change in control of the Corporation has occurred by reason of such beneficial ownership.

     5. Compensation, Compensation Plans, Perquisites. So long as the Executive is employed by the Corporation, the Executive shall be compensated as follows:

        (a) He shall receive an annual base salary at a rate which is not less than his rate of annual base salary immediately prior to the Effective Date, with the opportunity for increases from time to time thereafter which are in accordance with the Corporation's regular practices.

        (b) He shall be eligible to participate on a reasonable basis in any incentive compensation plans, the nature and terms of such plan(s) shall be determined in the sole discretion of the Board and the Compensation Committee.

        (c) He shall be entitled to receive employee benefits and perquisites provided by the Corporation equivalent to the benefits and perquisites to which he was entitled immediately prior to the Effective Date. Such benefits and perquisites shall include, but not be limited to, the benefits and perquisites provided under the Corporation's Section 401(k) profit sharing plan; its life, accident, health and dental insurance and medical reimbursement plans; and various fringe benefits.

     6. Termination. The term "Qualifying Termination" shall mean (A) termination by the Corporation of the employment of the Executive with the Corporation following a Change of Control or deemed to be following a Change of Control as set forth in
Section 18 for any reason [other than for Cause, as hereinafter defined,] (B) termination as a result of resignation by the Executive, for any or no reason, at any time after eighteen (18) months following a Change in Control, or (BC) termination as the result of resignation by the Executive upon the occurrence of any of the following events following a Change of Control or deemed to be following a Change of Control as set forth in Section 18:

        (a) A reduction in the Executive's annual base salary referred to in Section 5(a) or a termination of, or significant reduction in, the Executive's employee benefits and perquisites referred to in Section 5(c), in each case, as in effect immediately prior to the Change of Control;

        (b) Any failure by the Corporation to pay compensation and benefits to the Executive within seven (7) calendar days of the date on which such payments are due, or any breach of any other provision of this Agreement by the Corporation which is not remedied within twenty (20) calendar days following written notice of such breach to the Corporation by the Executive;

        (c) A move of the location of the Executive's office to a location more than fifty (50) miles from the area in which it was located immediately prior to the Change of Control;

        (d)  A requirement that the Executive travel
   significantly more than the Executive was required to travel immediately prior to the Change of Control (it being understood that the resignation of the Executive based on a requirement of travel to or from an Acquiring Party's regional or central office or headquarters shall not be a Qualifying Termination);

        (e) Without the express written consent of the Executive, the assignment of the Executive to duties substantially inconsistent with his duties with the Corporation immediately prior to the Change in Control, or a substantial reduction of his duties (it being understood, however, that the Executive may, without his consent, be assigned to a position with relatively lower status or authority than the position of the Executive with the Corporation immediately prior to the Change in Control); and

        (f) Failure of the Corporation to obtain the written agreement of any successor to the Corporation to be bound by the provisions of this Agreement as if such successor were the Corporation.

     [For purposes of this Agreement, "Cause" means: (a) the Executive's conviction of any crime (whether or not involving the Corporation) which constitutes a felony in the jurisdiction involved (other than unintentional motor vehicle felonies);
(ba) any intentional act of theft, fraud or embezzlement by the Executive in connection with his work with the Corporation; or
(cb) the Executive's continuing, repeated and willful failure or refusal to perform his duties and services under this Agreement (other than due to his incapacity due to illness or injury), provided that such failure or refusal continues uncorrected for a period of thirty (30) calendar days after the Executive shall have received written notice from the Board stating with specificity the nature of such failure or refusal. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the entire Board at a meeting of the Board called and held for (but not necessarily exclusively for) that purpose (after reasonable notice to Executive and an opportunity for Executive, together with counsel of his choice, to be heard by the Board) finding that Executive has, in the good faith opinion of the Board, engaged in conduct constituting Cause and specifying the particulars thereof in reasonable detail.]

     7. Termination Payment. In the event of a Qualifying Termination, and subject to reduction as provided in Section 8 of this Agreement, the Corporation shall pay to the Executive (or in the event of the Executive's death after a Qualifying Termination, to his beneficiaries, heirs or estate) a lump sum amount (the "Termination Payment") equal to (A) three times the sum of (i) the Executive's annual base salary as in effect immediately prior to the Change in Control and (ii) the highest annual bonus paid to the Executive by the Corporation during the five most recently completed fiscal years of the Corporation ending immediately prior to the Change in Control, decreased by
(B) the product of (i) the quotient obtained by dividing (x) the amount determined in (A) by (y) thirty-six and (ii) the number equal to (but in no event greater than eighteen) the number of full months between the date of the Change in Control and the date of the Qualifying Termination. Such Termination Payment shall be paid to the Executive within [ten (10) calendar days] after the date of the Qualifying Termination.

     8. Certain Reduction of Payments by the Corporation. If, in connection with a Change in Control, (a) the Termination Payment, or (b) any payment or benefit received or to be received by the Executive pursuant to any other plan, arrangement or agreement (such payments or benefits together with the Termination Payments, the "Total Payments") would constitute (in whole or in part) an "excess parachute payment" within the meaning of Section 280G(b) of the Internal Revenue Code of 1986, as amended (the "Code"), then the amount of the Termination Payment shall be reduced until the aggregate "present value" (as that term is defined in section 28OG(d)(4) of the Code using the applicable federal rate in effect on the date of this Agreement) of the Total Payments is such that no part of the Total Payments constitutes an "excess parachute payment" within the meaning of
Section 280G(b) of the Code.

     9. No Mitigation Obligation. The parties hereto expressly agree that the payment of the Termination Payments by the Corporation to the Executive in accordance with the terms of this Agreement will be liquidated damages, and that the Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, nor shall any profits, income, earnings or other benefits from any source whatsoever create any mitigation, offset, reduction or any other obligation on the part of the Executive.

     10. Confidentiality. The Executive agrees that during and after his employment with the Corporation, the Executive shall continue to comply with the provisions of the Proprietary
Information and Inventions Agreement between the Executive and the Corporation.

     11. Legal Fees and Expenses. It is the intent of the Corporation that the Executive not be required to incur the expenses associated with the enforcement of his rights under this Agreement by litigation or other legal action because the cost and expense thereof would substantially detract from the benefits intended to be extended to the Executive hereunder. Accordingly, if it should appear to the Executive that the Corporation has failed to comply with any of its obligations under this Agreement or in the event that the Corporation or any other person takes any action to declare this Agreement void or unenforceable, or institutes any litigation designed to deny, or to recover from, the Executive the benefits intended to be provided to the Executive hereunder, the Corporation irrevocably authorizes the Executive from time to time to retain counsel of his choice, at the expense of the Corporation as hereinafter provided, to represent the Executive in connection with the initiation or defense of any litigation or other legal action, whether by or against the Corporation or any director, officer, stockholder or other person affiliated with the Corporation, in any jurisdiction. The Corporation shall pay or cause to be paid and shall be solely responsible for any and all attorneys' and related fees and expenses incurred by the Executive as a result of the Corporation's failure to perform this Agreement or any provision hereof or as a result of the Corporation or any person contesting the validity or enforceability of this Agreement or any provision hereof as aforesaid.

     12. Notices. Any notices, requests, demands and other communications provided for by this Agreement shall be sufficient if in writing and if sent by personal delivery or by facsimile, such facsimile to be followed by a copy sent by regular mail, in the case of Executive to the last address he has filed in writing with the Corporation or, in the case of the Corporation, to the Board of Directors with a copy to the Secretary of the Corporation at its principal executive offices.

     13. Non-Alienation. The Executive shall not have any right to pledge, hypothecate, anticipate or in any way create a lien or security interest upon any amounts provided under this Agreement; and no benefits payable hereunder shall be assignable in anticipation of payment either by voluntary or involuntary acts, or by operation of law, except by will or the laws of descent and distribution.

     14.  No Set-off.   In the event of a Qualifying Termination
of the Executive's employment hereunder, the Corporation may not set-off or withhold against any termination payments due to the Executive the amount of any claims it may have against the Executive except any amounts for borrowed money or advances owing to the Corporation by the Executive as of the date of such Qualifying Termination.

     15. Amendment. This Agreement may be amended or cancelled by mutual agreement of the parties in writing without the consent of any other person and, so long as the Executive lives, no person, other than the parties hereto, shall have any rights under or interest in this Agreement or the subject matter hereof.

     16. Successor to the Corporation. Except as otherwise provided herein, this Agreement shall be binding upon and inure to the benefit of the Corporation and any successor of the Corporation; provided, however, that the Corporation shall obtain the written agreement of any successor of the Corporation to be bound by the provisions of this Agreement as if the successor were the Corporation and for purposes of this Agreement, any successor of the Corporation shall be deemed to be the "Corporation" for all purposes. In the event of the death of the Executive after a Qualifying Termination, the beneficiaries, heirs or estate of the Executive, as appropriate, shall be entitled to enforce the provisions of Section 7 hereof.

     17. Severability. In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason in any jurisdiction, the remaining provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect and any such invalid or unenforceable provision shall not be considered invalid or unenforceable in any other jurisdiction.

     18. Employment Rights. Nothing expressed or implied in this Agreement shall create any right or duty on the part of the Corporation or the Executive to have the Executive remain in the employment of the Corporation prior to any Change in Control the Corporation entering into a Business Combination Agreement; provided, however, that if there is any termination of the Executive's employment which would constitute a Qualifying Termination if it occurred after a Change of Control and such termination follows the commencement of a substantive discussion with a third person that ultimately results in a Change in Control, such termination shall be deemed to be following a Change in Control for purposes of this Agreement.

     19. Termination of Agreement. This Agreement shall terminate if the Executive's employment by the Corporation is terminated in any manner other than a Qualifying Termination.

     20. Miscellaneous. As used throughout this Agreement, the masculine pronoun has been used for convenience only. It is intended to refer equally to men and women. Moreover the use of the singular term throughout with respect to individuals or persons is intended to include the plural form. This Agreement shall be construed by the laws of the United States of America and the Commonwealth of Massachusetts.

          [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     IN WITNESS WHEREOF, the Executive has hereunto set his hand and, pursuant to the authorization from its Board of Directors, the Corporation has caused these presents to be executed in its name on its behalf, and its corporate seal to be hereunto affixed and attested by its Secretary, or Assistant Secretary, all as of the day and year first above written.

(SEAL)


                                   DATAWATCH CORPORATION
ATTEST:
By:  /s/ Bruce R. Gardner          By:/s/Thomas R. Foley
Title:  Assistant Secretary        Name: Thomas R. Foley
                                   Title: President and Chief Executive Officer

WITNESS:                           EXECUTIVE:

/s/ Julie Caruso                   /s/Andrew W. Mathews
                                   Andrew W. Mathews


                          EXHIBIT 10.2

                       EXECUTIVE AGREEMENT

     THIS AGREEMENT dated as of April 11, 1996 by and between Datawatch Corporation, a Delaware corporation (the "Corporation") and Marco D. Peterson (the "Executive").

                           WITNESSETH:

     A. The Corporation considers it essential to the best interests of the Corporation and its stockholders that its management be encouraged to remain with the Corporation and to continue to devote full attention to the Corporation's business in the event that there is a likelihood of a change of control of the Corporation. In this connection, the Corporation recognizes that the possibility of a change in control and the uncertainty and questions which it may raise among management may result in the departure or distraction of management personnel to the detriment of the Corporation and its stockholders. Accordingly, the Corporation's Board of Directors (the "Board") has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Corporation's management to their assigned duties without distraction in the face of the potentially disturbing circumstances arising from the possibility of a change in control of the Corporation.

     B. The Executive is a key executive of the Corporation, and the Corporation believes that the Executive has made valuable contributions to the productivity and profitability of the Corporation.

     C. In the event that the Corporation enters into a written letter of intent or other written agreement (each, a "Business Combination Agreement") with a third party (including such party's affiliates, an "Acquiring Party") concerning a possible business combination by such Acquiring Party with, or acquisition by such Acquiring Party of equity securities of, the Corporation, the Board believes it imperative that the Corporation and the Board be able to rely upon the Executive to continue in his position and that the Corporation be able to receive and rely upon his advice, if so requested, as to the best interests of the Corporation and its stockholders without concern that he might be distracted by the personal uncertainties and risks created by the Corporation entering into a Business Combination Agreement.

     D. Should the Corporation enter into a Business Combination Agreement, in addition to the Executive's regular duties, he may be called upon to assist in the assessment of such Business Combination Agreement, advise management and the Board as to whether such Business Combination Agreement is in the best interests of the Corporation and its stockholders, and to take such other actions as the Board might determine to be appropriate.

     NOW, THEREFORE, to assure the Corporation that it will have the continued undivided attention and services of the Executive and the availability of his advice and counsel notwithstanding the possibility or threat of a change of control of the Corporation, and to induce the Executive to remain in the employ of the Corporation, and for other good and valuable consideration, the Corporation and the Executive agree as follows:

     1. Operation of Agreement. This Agreement shall commence on the date hereof (the "Effective Date") and shall continue in effect through September 30, 1997; provided, however, that (i) commencing on October 1, 1997 and each October 1 thereafter, the term of this Agreement shall automatically be extended for one additional year, without further action on the part of the parties hereto, unless either party gives written notice of termination to the other party not later than the immediately preceding June 30, and (ii) if a "Change in Control" (as defined in Section 4) of the Corporation occurs during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of eighteen (18) months beyond the month in which such Change in Control occurs, provided, however, so long as the Executive continues to be employed by the Corporation, this Agreement shall be automatically extended from year to year, without further action on the part of the parties hereto..

     2. Employment. Subject to Section 3 hereof, the Corporation and the Executive agree that so long as the Executive is employed by the Corporation, the Executive shall perform such executive duties and responsibilities as were being performed by the Executive immediately prior to the Effective Date or appropriate comparable duties and responsibilities, as may be determined by the Board in response to changing business requirements. The Executive agrees that so long as he is employed by the Corporation he shall devote his full business time and efforts to his executive duties and responsibilities.
In the event that the Corporation enters into a Business Combination Agreement which, if effected, will result in a Change of Control (as defined in Section 4), the Executive agrees that he will not voluntarily leave the employ of the Corporation, and will render the services contemplated in the recitals to this Agreement, and the Corporation agrees that it will not terminate the employment of the Executive for any reason [other than for Cause (as such term is defined in Section 6)] until the earlier of (i) in the opinion of the Board (which shall be binding and conclusive on the Executive), the Business Combination Agreement has been abandoned or terminated, or (ii) until after such a Change of Control has been effected, or (iii) 120 calendar days from the date of the execution of a Business Combination Agreement.

     3. Termination of Employment. Except with respect to the specific undertakings herein upon a Qualified Termination, the Executive shall be an at-will employee of the Corporation. Subject to the last sentence of Section 2, either party shall have the right to terminate Executive's employment upon notice to the other party, and, in the case of termination by the Corporation, such termination shall be in accordance with the Corporation's normal and customary termination practices for executive employees. If the Executive shall terminate his employment under circumstances constituting a Qualifying Termination (as defined in Section 6) the obligations and rights of the Corporation as set forth in Sections 6, 7 and the following Sections shall apply. In the event of any termination, the Corporation's benefit obligations under Section 5 hereof, and applicable laws, shall apply.

     4. Change of Control. For purposes of this Agreement, a "Change in Control" means the occurrence of any of the following events:

        (a) The Corporation is merged or consolidated or reorganized into or with another corporation or other legal person, and as a result of such merger, consolidation or reorganization less than a majority of the combined voting power of the then-outstanding securities of such surviving, resulting or reorganized corporation or person immediately after such transaction is held in the aggregate by the holders of the then-outstanding securities entitled to vote generally in the election of directors of the Corporation ("Voting Stock") immediately prior to such transaction;

        (b) The Corporation sells or otherwise transfers all or substantially all of its assets to any other corporation or other legal person, and as a result of such sale or transfer less than a majority of the combined voting power of the then-outstanding securities of such corporation or person immediately after such sale or transfer is held in the aggregate by the holders of Voting Stock of the Corporation immediately prior to such sale or transfer;

        (c)  There is a report filed on Schedule 13D or
   Schedule 14D-1 (or any successor schedule, form or report), each as promulgated pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosing that any "person" (as such term is used in Section 13(d)(3) or Section 14(d)(2) of the Exchange Act) has become the "beneficial owner" (as such term is used in Rule 13d-3 under the Exchange Act) of securities representing 35% or more of the Voting Stock of the Corporation;

        (d) The Corporation files a report or proxy statement with the Securities and Exchange Commission pursuant to the Exchange Act disclosing in response to Form 8-K or
   Schedule 14A (or any successor schedule, form or report or item therein) that a change in control of the Corporation has occurred; or

        (e) If during any period of two consecutive years, individuals who at the beginning of any such period constitute the Board cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by the Corporation's stockholders, of each director of the Corporation first elected during such period was approved by a vote of at least a majority of the directors then still in office who were directors of the Corporation at the beginning of any such period;

provided, however, that a "Change in Control" shall not be deemed to have occurred for purposes of this Agreement solely because
(i) the Corporation, (ii) an entity in which the Corporation directly or indirectly beneficially owns 50% or more of the voting securities, or (iii) any Corporation-sponsored employee stock ownership plan or any other employee benefit plan of the Corporation, either files or becomes obligated to file a report or a proxy statement under or in response to Schedule 13D,
Schedule 14D-1, Form 8-K or Schedule 14A (or any successor schedule, form or report) under the Exchange Act, disclosing beneficial ownership by it of shares of Voting Stock or because the Corporation reports that a change in control of the Corporation has occurred by reason of such beneficial ownership.

     5. Compensation, Compensation Plans, Perquisites. So long as the Executive is employed by the Corporation, the Executive shall be compensated as follows:

        (a) He shall receive an annual base salary at a rate which is not less than his rate of annual base salary immediately prior to the Effective Date, with the opportunity for increases from time to time thereafter which are in accordance with the Corporation's regular practices.

        (b) He shall be eligible to participate on a reasonable basis in any incentive compensation plans, the nature and terms of such plan(s) shall be determined in the sole discretion of the Board and the Compensation Committee.

        (c) He shall be entitled to receive employee benefits and perquisites provided by the Corporation equivalent to the benefits and perquisites to which he was entitled immediately prior to the Effective Date. Such benefits and perquisites shall include, but not be limited to, the benefits and perquisites provided under the Corporation's Section 401(k) profit sharing plan; its life, accident, health and dental insurance and medical reimbursement plans; and various fringe benefits.

     6. Termination. The term "Qualifying Termination" shall mean (A) termination by the Corporation of the employment of the Executive with the Corporation following a Change of Control or deemed to be following a Change of Control as set forth in
Section 18 for any reason [other than for Cause, as hereinafter defined,] (B) termination as a result of resignation by the Executive, for any or no reason, at any time after eighteen (18) months following a Change in Control, or (BC) termination as the result of resignation by the Executive upon the occurrence of any of the following events following a Change of Control or deemed to be following a Change of Control as set forth in Section 18:

        (a) A reduction in the Executive's annual base salary referred to in Section 5(a) or a termination of, or significant reduction in, the Executive's employee benefits and perquisites referred to in Section 5(c), in each case, as in effect immediately prior to the Change of Control;

        (b) Any failure by the Corporation to pay compensation and benefits to the Executive within seven (7) calendar days of the date on which such payments are due, or any breach of any other provision of this Agreement by the Corporation which is not remedied within twenty (20) calendar days following written notice of such breach to the Corporation by the Executive;

        (c) A move of the location of the Executive's office to a location more than fifty (50) miles from the area in which it was located immediately prior to the Change of Control;

        (d)  A requirement that the Executive travel
   significantly more than the Executive was required to travel immediately prior to the Change of Control (it being understood that the resignation of the Executive based on a requirement of travel to or from an Acquiring Party's regional or central office or headquarters shall not be a Qualifying Termination);

        (e) Without the express written consent of the Executive, the assignment of the Executive to duties substantially inconsistent with his duties with the Corporation immediately prior to the Change in Control, or a substantial reduction of his duties (it being understood, however, that the Executive may, without his consent, be assigned to a position with relatively lower status or authority than the position of the Executive with the Corporation immediately prior to the Change in Control); and

        (f) Failure of the Corporation to obtain the written agreement of any successor to the Corporation to be bound by the provisions of this Agreement as if such successor were the Corporation.

     [For purposes of this Agreement, "Cause" means: (a) the Executive's conviction of any crime (whether or not involving the Corporation) which constitutes a felony in the jurisdiction involved (other than unintentional motor vehicle felonies);
(ba) any intentional act of theft, fraud or embezzlement by the Executive in connection with his work with the Corporation; or
(cb) the Executive's continuing, repeated and willful failure or refusal to perform his duties and services under this Agreement (other than due to his incapacity due to illness or injury), provided that such failure or refusal continues uncorrected for a period of thirty (30) calendar days after the Executive shall have received written notice from the Board stating with specificity the nature of such failure or refusal. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the entire Board at a meeting of the Board called and held for (but not necessarily exclusively for) that purpose (after reasonable notice to Executive and an opportunity for Executive, together with counsel of his choice, to be heard by the Board) finding that Executive has, in the good faith opinion of the Board, engaged in conduct constituting Cause and specifying the particulars thereof in reasonable detail.]

     7. Termination Payment. In the event of a Qualifying Termination, and subject to reduction as provided in Section 8 of this Agreement, the Corporation shall pay to the Executive (or in the event of the Executive's death after a Qualifying Termination, to his beneficiaries, heirs or estate) a lump sum amount (the "Termination Payment") equal to (A) three times the sum of (i) the Executive's annual base salary as in effect immediately prior to the Change in Control and (ii) the highest annual bonus paid to the Executive by the Corporation during the five most recently completed fiscal years of the Corporation ending immediately prior to the Change in Control, decreased by
(B) the product of (i) the quotient obtained by dividing (x) the amount determined in (A) by (y) thirty-six and (ii) the number equal to (but in no event greater than eighteen) the number of full months between the date of the Change in Control and the date of the Qualifying Termination. Such Termination Payment shall be paid to the Executive within [ten (10) calendar days] after the date of the Qualifying Termination.

     8. Certain Reduction of Payments by the Corporation. If, in connection with a Change in Control, (a) the Termination Payment, or (b) any payment or benefit received or to be received by the Executive pursuant to any other plan, arrangement or agreement (such payments or benefits together with the Termination Payments, the "Total Payments") would constitute (in whole or in part) an "excess parachute payment" within the meaning of Section 280G(b) of the Internal Revenue Code of 1986, as amended (the "Code"), then the amount of the Termination Payment shall be reduced until the aggregate "present value" (as that term is defined in section 28OG(d)(4) of the Code using the applicable federal rate in effect on the date of this Agreement) of the Total Payments is such that no part of the Total Payments constitutes an "excess parachute payment" within the meaning of
Section 280G(b) of the Code.

     9. No Mitigation Obligation. The parties hereto expressly agree that the payment of the Termination Payments by the Corporation to the Executive in accordance with the terms of this Agreement will be liquidated damages, and that the Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, nor shall any profits, income, earnings or other benefits from any source whatsoever create any mitigation, offset, reduction or any other obligation on the part of the Executive.

     10. Confidentiality. The Executive agrees that during and after his employment with the Corporation, the Executive shall continue to comply with the provisions of the Proprietary
Information and Inventions Agreement between the Executive and the Corporation.

     11. Legal Fees and Expenses. It is the intent of the Corporation that the Executive not be required to incur the expenses associated with the enforcement of his rights under this Agreement by litigation or other legal action because the cost and expense thereof would substantially detract from the benefits intended to be extended to the Executive hereunder. Accordingly, if it should appear to the Executive that the Corporation has failed to comply with any of its obligations under this Agreement or in the event that the Corporation or any other person takes any action to declare this Agreement void or unenforceable, or institutes any litigation designed to deny, or to recover from, the Executive the benefits intended to be provided to the Executive hereunder, the Corporation irrevocably authorizes the Executive from time to time to retain counsel of his choice, at the expense of the Corporation as hereinafter provided, to represent the Executive in connection with the initiation or defense of any litigation or other legal action, whether by or against the Corporation or any director, officer, stockholder or other person affiliated with the Corporation, in any jurisdiction. The Corporation shall pay or cause to be paid and shall be solely responsible for any and all attorneys' and related fees and expenses incurred by the Executive as a result of the Corporation's failure to perform this Agreement or any provision hereof or as a result of the Corporation or any person contesting the validity or enforceability of this Agreement or any provision hereof as aforesaid.

     12. Notices. Any notices, requests, demands and other communications provided for by this Agreement shall be sufficient if in writing and if sent by personal delivery or by facsimile, such facsimile to be followed by a copy sent by regular mail, in the case of Executive to the last address he has filed in writing with the Corporation or, in the case of the Corporation, to the Board of Directors with a copy to the Secretary of the Corporation at its principal executive offices.

     13. Non-Alienation. The Executive shall not have any right to pledge, hypothecate, anticipate or in any way create a lien or security interest upon any amounts provided under this Agreement; and no benefits payable hereunder shall be assignable in anticipation of payment either by voluntary or involuntary acts, or by operation of law, except by will or the laws of descent and distribution.

     14.  No Set-off.   In the event of a Qualifying Termination
of the Executive's employment hereunder, the Corporation may not set-off or withhold against any termination payments due to the Executive the amount of any claims it may have against the Executive except any amounts for borrowed money or advances owing to the Corporation by the Executive as of the date of such Qualifying Termination.

     15. Amendment. This Agreement may be amended or cancelled by mutual agreement of the parties in writing without the consent of any other person and, so long as the Executive lives, no person, other than the parties hereto, shall have any rights under or interest in this Agreement or the subject matter hereof.

     16. Successor to the Corporation. Except as otherwise provided herein, this Agreement shall be binding upon and inure to the benefit of the Corporation and any successor of the Corporation; provided, however, that the Corporation shall obtain the written agreement of any successor of the Corporation to be bound by the provisions of this Agreement as if the successor were the Corporation and for purposes of this Agreement, any successor of the Corporation shall be deemed to be the "Corporation" for all purposes. In the event of the death of the Executive after a Qualifying Termination, the beneficiaries, heirs or estate of the Executive, as appropriate, shall be entitled to enforce the provisions of Section 7 hereof.

     17. Severability. In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason in any jurisdiction, the remaining provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect and any such invalid or unenforceable provision shall not be considered invalid or unenforceable in any other jurisdiction.

     18. Employment Rights. Nothing expressed or implied in this Agreement shall create any right or duty on the part of the Corporation or the Executive to have the Executive remain in the employment of the Corporation prior to any Change in Control the Corporation entering into a Business Combination Agreement; provided, however, that if there is any termination of the Executive's employment which would constitute a Qualifying Termination if it occurred after a Change of Control and such termination follows the commencement of a substantive discussion with a third person that ultimately results in a Change in Control, such termination shall be deemed to be following a Change in Control for purposes of this Agreement.

     19. Termination of Agreement. This Agreement shall terminate if the Executive's employment by the Corporation is terminated in any manner other than a Qualifying Termination.

     20. Miscellaneous. As used throughout this Agreement, the masculine pronoun has been used for convenience only. It is intended to refer equally to men and women. Moreover the use of the singular term throughout with respect to individuals or persons is intended to include the plural form. This Agreement shall be construed by the laws of the United States of America and the Commonwealth of Massachusetts.



          [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     IN WITNESS WHEREOF, the Executive has hereunto set his hand and, pursuant to the authorization from its Board of Directors, the Corporation has caused these presents to be executed in its name on its behalf, and its corporate seal to be hereunto affixed and attested by its Secretary, or Assistant Secretary, all as of the day and year first above written.

(SEAL)


                                 DATAWATCH CORPORATION
ATTEST:
By:  /s/ Bruce R. Gardner        By: /s/ Thomas R. Foley
Title:  Assistant Secretary      Name:  Thomas R. Foley
                                 Title:  President and Chief Executive Officer



WITNESS:                         EXECUTIVE:

/s/ Julie Caruso                 /s/ Marco D. Peterson
                                 Marco D. Peterson




                          EXHIBIT 10.3


                       EXECUTIVE AGREEMENT


     THIS AGREEMENT dated as of April 11, 1996 by and between Datawatch Corporation, a Delaware corporation (the "Corporation") and Bruce R. Gardner (the "Executive").

                           WITNESSETH:

     A. The Corporation considers it essential to the best interests of the Corporation and its stockholders that its management be encouraged to remain with the Corporation and to continue to devote full attention to the Corporation's business in the event that there is a likelihood of a change of control of the Corporation. In this connection, the Corporation recognizes that the possibility of a change in control and the uncertainty and questions which it may raise among management may result in the departure or distraction of management personnel to the detriment of the Corporation and its stockholders. Accordingly, the Corporation's Board of Directors (the "Board") has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Corporation's management to their assigned duties without distraction in the face of the potentially disturbing circumstances arising from the possibility of a change in control of the Corporation.

     B. The Executive is a key executive of the Corporation, and the Corporation believes that the Executive has made valuable contributions to the productivity and profitability of the Corporation.

     C. In the event that the Corporation enters into a written letter of intent or other written agreement (each, a "Business Combination Agreement") with a third party (including such party's affiliates, an "Acquiring Party") concerning a possible business combination by such Acquiring Party with, or acquisition by such Acquiring Party of equity securities of, the Corporation, the Board believes it imperative that the Corporation and the Board be able to rely upon the Executive to continue in his position and that the Corporation be able to receive and rely upon his advice, if so requested, as to the best interests of the Corporation and its stockholders without concern that he might be distracted by the personal uncertainties and risks created by the Corporation entering into a Business Combination Agreement.

     D. Should the Corporation enter into a Business Combination Agreement, in addition to the Executive's regular duties, he may be called upon to assist in the assessment of such Business Combination Agreement, advise management and the Board as to whether such Business Combination Agreement is in the best interests of the Corporation and its stockholders, and to take such other actions as the Board might determine to be appropriate.

     NOW, THEREFORE, to assure the Corporation that it will have the continued undivided attention and services of the Executive and the availability of his advice and counsel notwithstanding the possibility or threat of a change of control of the Corporation, and to induce the Executive to remain in the employ of the Corporation, and for other good and valuable consideration, the Corporation and the Executive agree as follows:

     1. Operation of Agreement. This Agreement shall commence on the date hereof (the "Effective Date") and shall continue in effect through September 30, 1997; provided, however, that (i) commencing on October 1, 1997 and each October 1 thereafter, the term of this Agreement shall automatically be extended for one additional year, without further action on the part of the parties hereto, unless either party gives written notice of termination to the other party not later than the immediately preceding June 30, and (ii) if a "Change in Control" (as defined in Section 4) of the Corporation occurs during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of thirty-six (36) months beyond the month in which such Change in Control occurs, provided, however, that so long as the Executive continues to be employed by the Corporation, this Agreement shall be automatically extended from year to year, without further action on the part of the parties hereto.

     2. Employment. Subject to Section 3 hereof, the Corporation and the Executive agree that so long as the Executive is employed by the Corporation, the Executive shall perform such executive duties and responsibilities as were being performed by the Executive immediately prior to the Effective Date or appropriate comparable duties and responsibilities, as may be determined by the Board in response to changing business requirements. The Executive agrees that so long as he is employed by the Corporation he shall devote substantially all of his business time and efforts to his executive duties and responsibilities. In the event that the Corporation enters into a Business Combination Agreement which, if effected, will result in a Change of Control (as defined in Section 4), the Executive agrees that he will not voluntarily leave the employ of the Corporation, and will render the services contemplated in the recitals to this Agreement, and the Corporation agrees that it will not terminate the employment of the Executive for any reason [other than for Cause (as such term is defined in Section 6)] until the earlier of (i) in the opinion of the Board (which shall be binding and conclusive on the Executive), the Business Combination Agreement has been abandoned or terminated, or
(ii) until after such a Change of Control has been effected, or
(iii) 120 calendar days from the date of the execution of a Business Combination Agreement.

     3. Termination of Employment. Except with respect to the specific undertakings herein upon a Qualified Termination, the Executive shall be an at-will employee of the Corporation. Subject to the last sentence of Section 2, either party shall have the right to terminate Executive's employment upon notice to the other party, and, in the case of termination by the Corporation, such termination shall be in accordance with the Corporation's normal and customary termination practices for executive employees. If the Executive shall terminate his employment under circumstances constituting a Qualifying Termination (as defined in Section 6) the obligations and rights of the Corporation as set forth in Sections 6, 7 and the following Sections shall apply. In the event of any termination, the Corporation's benefit obligations under Section 5 hereof, and applicable laws, shall apply.

     4. Change of Control. For purposes of this Agreement, a "Change in Control" means the occurrence of any of the following events:

        (a) The Corporation is merged or consolidated or reorganized into or with another corporation or other legal person, and as a result of such merger, consolidation or reorganization less than a majority of the combined voting power of the then-outstanding securities of such surviving, resulting or reorganized corporation or person immediately after such transaction is held in the aggregate by the holders of the then-outstanding securities entitled to vote generally in the election of directors of the Corporation ("Voting Stock") immediately prior to such transaction;

        (b) The Corporation sells or otherwise transfers all or substantially all of its assets to any other corporation or other legal person, and as a result of such sale or transfer less than a majority of the combined voting power of the then-outstanding securities of such corporation or person immediately after such sale or transfer is held in the aggregate by the holders of Voting Stock of the Corporation immediately prior to such sale or transfer;

        (c)  There is a report filed on Schedule 13D or
   Schedule 14D-1 (or any successor schedule, form or report), each as promulgated pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosing that any "person" (as such term is used in Section 13(d)(3) or Section 14(d)(2) of the Exchange Act) has become the "beneficial owner" (as such term is used in Rule 13d-3 under the Exchange Act) of securities representing 35% or more of the Voting Stock of the Corporation;

        (d) The Corporation files a report or proxy statement with the Securities and Exchange Commission pursuant to the Exchange Act disclosing in response to Form 8-K or
   Schedule 14A (or any successor schedule, form or report or item therein) that a change in control of the Corporation has occurred; or

        (e) If during any period of two consecutive years, individuals who at the beginning of any such period constitute the Board cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by the Corporation's stockholders, of each director of the Corporation first elected during such period was approved by a vote of at least a majority of the directors then still in office who were directors of the Corporation at the beginning of any such period;

provided, however, that a "Change in Control" shall not be deemed to have occurred for purposes of this Agreement solely because
(i) the Corporation, (ii) an entity in which the Corporation directly or indirectly beneficially owns 50% or more of the voting securities, or (iii) any Corporation-sponsored employee stock ownership plan or any other employee benefit plan of the Corporation, either files or becomes obligated to file a report or a proxy statement under or in response to Schedule 13D,
Schedule 14D-1, Form 8-K or Schedule 14A (or any successor schedule, form or report) under the Exchange Act, disclosing beneficial ownership by it of shares of Voting Stock or because the Corporation reports that a change in control of the Corporation has occurred by reason of such beneficial ownership.

     5. Compensation, Compensation Plans, Perquisites. So long as the Executive is employed by the Corporation, the Executive shall be compensated as follows:

        (a) He shall receive an annual base salary at a rate which is not less than his rate of annual base salary immediately prior to the Effective Date, with the opportunity for increases from time to time thereafter which are in accordance with the Corporation's regular practices.

        (b) He shall be eligible to participate on a reasonable basis in any incentive compensation plans, the nature and terms of such plan(s) shall be determined in the sole discretion of the Board and the Compensation Committee.

        (c) He shall be entitled to receive employee benefits and perquisites provided by the Corporation equivalent to the benefits and perquisites to which he was entitled immediately prior to the Effective Date. Such benefits and perquisites shall include, but not be limited to, the benefits and perquisites provided under the Corporation's Section 401(k) profit sharing plan; its life, accident, health and dental insurance and medical reimbursement plans; and various fringe benefits.

   6. Termination. The term "Qualifying Termination" shall mean (A) termination by the Corporation of the employment of the Executive with the Corporation following a Change of Control or deemed to be following a Change of Control as set forth in Section 18 for any reason [other than for Cause, as hereinafter defined,] or (B) termination as a result of resignation by the Executive, for any or no reason, at any time following a Change in Control or deemed to be following a Change of Control as set forth in Section 18.

     [For purposes of this Agreement, "Cause" means: (a) the Executive's conviction of any crime (whether or not involving the Corporation) which constitutes a felony in the jurisdiction involved (other than unintentional motor vehicle felonies);
(ba) any intentional act of theft, fraud or embezzlement by the Executive in connection with his work with the Corporation; or
(cb) the Executive's continuing, repeated and willful failure or refusal to perform his duties and services under this Agreement (other than due to his incapacity due to illness or injury), provided that such failure or refusal continues uncorrected for a period of thirty (30) calendar days after the Executive shall have received written notice from the Board stating with specificity the nature of such failure or refusal. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the entire Board at a meeting of the Board called and held for (but not necessarily exclusively for) that purpose (after reasonable notice to Executive and an opportunity for Executive, together with counsel of his choice, to be heard by the Board) finding that Executive has, in the good faith opinion of the Board, engaged in conduct constituting Cause and specifying the particulars thereof in reasonable detail.]

     7. Termination Payment. In the event of a Qualifying Termination, and subject to reduction as provided in Section 8 of this Agreement, the Corporation shall pay to the Executive (or in the event of the Executive's death after a Qualifying Termination, to his beneficiaries, heirs or estate) a lump sum amount equal to three times the sum of (i) the Executive's annual base salary as in effect immediately prior to the Change in Control and (ii) the highest annual bonus paid to the Executive by the Corporation during the five most recently completed fiscal years of the Corporation ending immediately prior to the Change in Control (collectively, the "Termination Payment"). Such Termination Payment shall be paid to the Executive within [ten
(10) calendar days] after the date of a Qualifying Termination.

     8. Certain Reduction of Payments by the Corporation. If, in connection with a Change in Control, (a) the Termination Payment, or (b) any payment or benefit received or to be received by the Executive pursuant to any other plan, arrangement or agreement (such payments or benefits together with the Termination Payments, the "Total Payments") would constitute (in whole or in part) an "excess parachute payment" within the meaning of Section 280G(b) of the Internal Revenue Code of 1986, as amended (the "Code"), then the amount of the Termination Payment shall be reduced until the aggregate "present value" (as that term is defined in section 28OG(d)(4) of the Code using the applicable federal rate in effect on the date of this Agreement) of the Total Payments is such that no part of the Total Payments constitutes an "excess parachute payment" within the meaning of
Section 280G(b) of the Code.

     9. No Mitigation Obligation. The parties hereto expressly agree that the payment of the Termination Payments by the Corporation to the Executive in accordance with the terms of this Agreement will be liquidated damages, and that the Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, nor shall any profits, income, earnings or other benefits from any source whatsoever create any mitigation, offset, reduction or any other obligation on the part of the Executive.

     10. Confidentiality. The Executive agrees that during and after his employment with the Corporation, the Executive shall continue to comply with the provisions of the Proprietary
Information and Inventions Agreement between the Executive and the Corporation.

     11. Legal Fees and Expenses. It is the intent of the Corporation that the Executive not be required to incur the expenses associated with the enforcement of his rights under this Agreement by litigation or other legal action because the cost and expense thereof would substantially detract from the benefits intended to be extended to the Executive hereunder. Accordingly, if it should appear to the Executive that the Corporation has failed to comply with any of its obligations under this Agreement or in the event that the Corporation or any other person takes any action to declare this Agreement void or unenforceable, or institutes any litigation designed to deny, or to recover from, the Executive the benefits intended to be provided to the Executive hereunder, the Corporation irrevocably authorizes the Executive from time to time to retain counsel of his choice, at the expense of the Corporation as hereinafter provided, to represent the Executive in connection with the initiation or defense of any litigation or other legal action, whether by or against the Corporation or any director, officer, stockholder or other person affiliated with the Corporation, in any jurisdiction. The Corporation shall pay or cause to be paid and shall be solely responsible for any and all attorneys' and related fees and expenses incurred by the Executive as a result of the Corporation's failure to perform this Agreement or any provision hereof or as a result of the Corporation or any person contesting the validity or enforceability of this Agreement or any provision hereof as aforesaid.

     12. Notices. Any notices, requests, demands and other communications provided for by this Agreement shall be sufficient if in writing and if sent by personal delivery or by facsimile, such facsimile to be followed by a copy sent by regular mail, in the case of Executive to the last address he has filed in writing with the Corporation or, in the case of the Corporation, to the Board of Directors with a copy to the Secretary of the Corporation at its principal executive offices.

     13. Non-Alienation. The Executive shall not have any right to pledge, hypothecate, anticipate or in any way create a lien or security interest upon any amounts provided under this Agreement; and no benefits payable hereunder shall be assignable in anticipation of payment either by voluntary or involuntary acts, or by operation of law, except by will or the laws of descent and distribution.

     14.  No Set-off.   In the event of a Qualifying Termination
of the Executive's employment hereunder, the Corporation may not set-off or withhold against any termination payments due to the Executive the amount of any claims it may have against the Executive except any amounts for borrowed money or advances owing to the Corporation by the Executive as of the date of such Qualifying Termination.

     15. Amendment. This Agreement may be amended or cancelled by mutual agreement of the parties in writing without the consent of any other person and, so long as the Executive lives, no person, other than the parties hereto, shall have any rights under or interest in this Agreement or the subject matter hereof.

     16. Successor to the Corporation. Except as otherwise provided herein, this Agreement shall be binding upon and inure to the benefit of the Corporation and any successor of the Corporation; provided, however, that the Corporation shall obtain the written agreement of any successor of the Corporation to be bound by the provisions of this Agreement as if the successor were the Corporation and for purposes of this Agreement, any successor of the Corporation shall be deemed to be the "Corporation" for all purposes. In the event of the death of the Executive after a Qualifying Termination, the beneficiaries, heirs or estate of the Executive, as appropriate, shall be entitled to enforce the provisions of Section 7 hereof.

     17. Severability. In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason in any jurisdiction, the remaining provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect and any such invalid or unenforceable provision shall not be considered invalid or unenforceable in any other jurisdiction.

     18. Employment Rights. Nothing expressed or implied in this Agreement shall create any right or duty on the part of the Corporation or the Executive to have the Executive remain in the employment of the Corporation prior to any Change in Control the Corporation entering into a Business Combination Agreement; provided, however, that if there is any termination of the Executive's employment which would constitute a Qualifying Termination if it occurred after a Change of Control and such termination follows the commencement of a substantive discussion with a third person that ultimately results in a Change in Control, such termination shall be deemed to be following a Change in Control for purposes of this Agreement.

     19. Termination of Agreement. This Agreement shall terminate if the Executive's employment by the Corporation is terminated in any manner other than a Qualifying Termination.

     20. Miscellaneous. As used throughout this Agreement, the masculine pronoun has been used for convenience only. It is intended to refer equally to men and women. Moreover the use of the singular term throughout with respect to individuals or persons is intended to include the plural form. This Agreement shall be construed by the laws of the United States of America and the Commonwealth of Massachusetts.



          [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     IN WITNESS WHEREOF, the Executive has hereunto set his hand and, pursuant to the authorization from its Board of Directors, the Corporation has caused these presents to be executed in its name on its behalf, and its corporate seal to be hereunto affixed and attested by its Secretary, or Assistant Secretary, all as of the day and year first above written.


(SEAL)


                               DATAWATCH CORPORATION
ATTEST:

By: /s/ Bruce R. Gardner       By:  /s/ Thomas R. Foley
Title:  Assistant Secretary    Name: Thomas R. Foley
                               Title: President and Chief Executive Officer



WITNESS:                       EXECUTIVE:



/s/ Julie Caruso               /s/ Bruce R. Gardner
                               Bruce R. Gardner




                          EXHIBIT 10.4


                       EXECUTIVE AGREEMENT


     THIS AGREEMENT dated as of April 11, 1996 by and between Datawatch Corporation, a Delaware corporation (the "Corporation") and Thomas R. Foley (the "Executive").

                           WITNESSETH:

     A. The Corporation considers it essential to the best interests of the Corporation and its stockholders that its management be encouraged to remain with the Corporation and to continue to devote full attention to the Corporation's business in the event that there is a likelihood of a change of control of the Corporation. In this connection, the Corporation recognizes that the possibility of a change in control and the uncertainty and questions which it may raise among management may result in the departure or distraction of management personnel to the detriment of the Corporation and its stockholders. Accordingly, the Corporation's Board of Directors (the "Board") has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Corporation's management to their assigned duties without distraction in the face of the potentially disturbing circumstances arising from the possibility of a change in control of the Corporation.

     B. The Executive is a key executive of the Corporation, and the Corporation believes that the Executive has made valuable contributions to the productivity and profitability of the Corporation.

     C. In the event that the Corporation enters into a written letter of intent or other written agreement (each, a "Business Combination Agreement") with a third party (including such party's affiliates, an "Acquiring Party") concerning a possible business combination by such Acquiring Party with, or acquisition by such Acquiring Party of equity securities of, the Corporation, the Board believes it imperative that the Corporation and the Board be able to rely upon the Executive to continue in his position and that the Corporation be able to receive and rely upon his advice, if so requested, as to the best interests of the Corporation and its stockholders without concern that he might be distracted by the personal uncertainties and risks created by the Corporation entering into a Business Combination Agreement.

     D. Should the Corporation enter into a Business Combination Agreement, in addition to the Executive's regular duties, he may be called upon to assist in the assessment of such Business Combination Agreement, advise management and the Board as to whether such Business Combination Agreement is in the best interests of the Corporation and its stockholders, and to take such other actions as the Board might determine to be appropriate.

     NOW, THEREFORE, to assure the Corporation that it will have the continued undivided attention and services of the Executive and the availability of his advice and counsel notwithstanding the possibility or threat of a change of control of the Corporation, and to induce the Executive to remain in the employ of the Corporation, and for other good and valuable consideration, the Corporation and the Executive agree as follows:

     1. Operation of Agreement. This Agreement shall commence on the date hereof (the "Effective Date") and shall continue in effect through September 30, 1997; provided, however, that (i) commencing on October 1, 1997 and each October 1 thereafter, the term of this Agreement shall automatically be extended for one additional year, without further action on the part of the parties hereto, unless either party gives written notice of termination to the other party not later than the immediately preceding June 30, and (ii) if a "Change in Control" (as defined in Section 4) of the Corporation occurs during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of thirty-six (36) months beyond the month in which such Change in Control occurs, provided, however, that so long as the Executive continues to be employed by the Corporation, this Agreement shall be automatically extended from year to year, without further action on the part of the parties hereto.

     2. Employment. Subject to Section 3 hereof, the Corporation and the Executive agree that so long as the Executive is employed by the Corporation, the Executive shall perform such executive duties and responsibilities as were being performed by the Executive immediately prior to the Effective Date or appropriate comparable duties and responsibilities, as may be determined by the Board in response to changing business requirements. The Executive agrees that so long as he is employed by the Corporation he shall devote substantially all of his business time and efforts to his executive duties and responsibilities. In the event that the Corporation enters into a Business Combination Agreement which, if effected, will result in a Change of Control (as defined in Section 4), the Executive agrees that he will not voluntarily leave the employ of the Corporation, and will render the services contemplated in the recitals to this Agreement, and the Corporation agrees that it will not terminate the employment of the Executive for any reason [other than for Cause (as such term is defined in Section 6)] until the earlier of (i) in the opinion of the Board (which shall be binding and conclusive on the Executive), the Business Combination Agreement has been abandoned or terminated, or
(ii) until after such a Change of Control has been effected, or
(iii) 120 calendar days from the date of the execution of a Business Combination Agreement.

     3. Termination of Employment. Except with respect to the specific undertakings herein upon a Qualified Termination, the Executive shall be an at-will employee of the Corporation. Subject to the last sentence of Section 2, either party shall have the right to terminate Executive's employment upon notice to the other party, and, in the case of termination by the Corporation, such termination shall be in accordance with the Corporation's normal and customary termination practices for executive employees. If the Executive shall terminate his employment under circumstances constituting a Qualifying Termination (as defined in Section 6) the obligations and rights of the Corporation as set forth in Sections 6, 7 and the following Sections shall apply. In the event of any termination, the Corporation's benefit obligations under Section 5 hereof, and applicable laws, shall apply.

     4. Change of Control. For purposes of this Agreement, a "Change in Control" means the occurrence of any of the following events:

        (a) The Corporation is merged or consolidated or reorganized into or with another corporation or other legal person, and as a result of such merger, consolidation or reorganization less than a majority of the combined voting power of the then-outstanding securities of such surviving, resulting or reorganized corporation or person immediately after such transaction is held in the aggregate by the holders of the then-outstanding securities entitled to vote generally in the election of directors of the Corporation ("Voting Stock") immediately prior to such transaction;

        (b) The Corporation sells or otherwise transfers all or substantially all of its assets to any other corporation or other legal person, and as a result of such sale or transfer less than a majority of the combined voting power of the then-outstanding securities of such corporation or person immediately after such sale or transfer is held in the aggregate by the holders of Voting Stock of the Corporation immediately prior to such sale or transfer;

        (c)  There is a report filed on Schedule 13D or
   Schedule 14D-1 (or any successor schedule, form or report), each as promulgated pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosing that any "person" (as such term is used in Section 13(d)(3) or Section 14(d)(2) of the Exchange Act) has become the "beneficial owner" (as such term is used in Rule 13d-3 under the Exchange Act) of securities representing 35% or more of the Voting Stock of the Corporation;

        (d) The Corporation files a report or proxy statement with the Securities and Exchange Commission pursuant to the Exchange Act disclosing in response to Form 8-K or
   Schedule 14A (or any successor schedule, form or report or item therein) that a change in control of the Corporation has occurred; or

        (e) If during any period of two consecutive years, individuals who at the beginning of any such period constitute the Board cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by the Corporation's stockholders, of each director of the Corporation first elected during such period was approved by a vote of at least a majority of the directors then still in office who were directors of the Corporation at the beginning of any such period;

provided, however, that a "Change in Control" shall not be deemed to have occurred for purposes of this Agreement solely because
(i) the Corporation, (ii) an entity in which the Corporation directly or indirectly beneficially owns 50% or more of the voting securities, or (iii) any Corporation-sponsored employee stock ownership plan or any other employee benefit plan of the Corporation, either files or becomes obligated to file a report or a proxy statement under or in response to Schedule 13D,
Schedule 14D-1, Form 8-K or Schedule 14A (or any successor schedule, form or report) under the Exchange Act, disclosing beneficial ownership by it of shares of Voting Stock or because the Corporation reports that a change in control of the Corporation has occurred by reason of such beneficial ownership.

     5. Compensation, Compensation Plans, Perquisites. So long as the Executive is employed by the Corporation, the Executive shall be compensated as follows:

        (a) He shall receive an annual base salary at a rate which is not less than his rate of annual base salary immediately prior to the Effective Date, with the opportunity for increases from time to time thereafter which are in accordance with the Corporation's regular practices.

        (b) He shall be eligible to participate on a reasonable basis in any incentive compensation plans, the nature and terms of such plan(s) shall be determined in the sole discretion of the Board and the Compensation Committee.

        (c) He shall be entitled to receive employee benefits and perquisites provided by the Corporation equivalent to the benefits and perquisites to which he was entitled immediately prior to the Effective Date. Such benefits and perquisites shall include, but not be limited to, the benefits and perquisites provided under the Corporation's Section 401(k) profit sharing plan; its life, accident, health and dental insurance and medical reimbursement plans; and various fringe benefits.

   6. Termination. The term "Qualifying Termination" shall mean (A) termination by the Corporation of the employment of the Executive with the Corporation following a Change of Control or deemed to be following a Change of Control as set forth in Section 18 for any reason [other than for Cause, as hereinafter defined,] or (B) termination as a result of resignation by the Executive, for any or no reason, at any time following a Change in Control or deemed to be following a Change of Control as set forth in Section 18.

     [For purposes of this Agreement, "Cause" means: (a) the Executive's conviction of any crime (whether or not involving the Corporation) which constitutes a felony in the jurisdiction involved (other than unintentional motor vehicle felonies);
(ba) any intentional act of theft, fraud or embezzlement by the Executive in connection with his work with the Corporation; or
(cb) the Executive's continuing, repeated and willful failure or refusal to perform his duties and services under this Agreement (other than due to his incapacity due to illness or injury), provided that such failure or refusal continues uncorrected for a period of thirty (30) calendar days after the Executive shall have received written notice from the Board stating with specificity the nature of such failure or refusal. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the entire Board at a meeting of the Board called and held for (but not necessarily exclusively for) that purpose (after reasonable notice to Executive and an opportunity for Executive, together with counsel of his choice, to be heard by the Board) finding that Executive has, in the good faith opinion of the Board, engaged in conduct constituting Cause and specifying the particulars thereof in reasonable detail.]

     7. Termination Payment. In the event of a Qualifying Termination, and subject to reduction as provided in Section 8 of this Agreement, the Corporation shall pay to the Executive (or in the event of the Executive's death after a Qualifying Termination, to his beneficiaries, heirs or estate) a lump sum amount equal to three times the sum of (i) the Executive's annual base salary as in effect immediately prior to the Change in Control and (ii) the highest annual bonus paid to the Executive by the Corporation during the five most recently completed fiscal years of the Corporation ending immediately prior to the Change in Control (collectively, the "Termination Payment"). Such Termination Payment shall be paid to the Executive within [ten
(10) calendar days] after the date of a Qualifying Termination.

     8. Certain Reduction of Payments by the Corporation. If, in connection with a Change in Control, (a) the Termination Payment, or (b) any payment or benefit received or to be received by the Executive pursuant to any other plan, arrangement or agreement (such payments or benefits together with the Termination Payments, the "Total Payments") would constitute (in whole or in part) an "excess parachute payment" within the meaning of Section 280G(b) of the Internal Revenue Code of 1986, as amended (the "Code"), then the amount of the Termination Payment shall be reduced until the aggregate "present value" (as that term is defined in section 28OG(d)(4) of the Code using the applicable federal rate in effect on the date of this Agreement) of the Total Payments is such that no part of the Total Payments constitutes an "excess parachute payment" within the meaning of
Section 280G(b) of the Code.

     9. No Mitigation Obligation. The parties hereto expressly agree that the payment of the Termination Payments by the Corporation to the Executive in accordance with the terms of this Agreement will be liquidated damages, and that the Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, nor shall any profits, income, earnings or other benefits from any source whatsoever create any mitigation, offset, reduction or any other obligation on the part of the Executive.

     10. Confidentiality. The Executive agrees that during and after his employment with the Corporation, the Executive shall continue to comply with the provisions of the Proprietary
Information and Inventions Agreement between the Executive and the Corporation.

     11. Legal Fees and Expenses. It is the intent of the Corporation that the Executive not be required to incur the expenses associated with the enforcement of his rights under this Agreement by litigation or other legal action because the cost and expense thereof would substantially detract from the benefits intended to be extended to the Executive hereunder. Accordingly, if it should appear to the Executive that the Corporation has failed to comply with any of its obligations under this Agreement or in the event that the Corporation or any other person takes any action to declare this Agreement void or unenforceable, or institutes any litigation designed to deny, or to recover from, the Executive the benefits intended to be provided to the Executive hereunder, the Corporation irrevocably authorizes the Executive from time to time to retain counsel of his choice, at the expense of the Corporation as hereinafter provided, to represent the Executive in connection with the initiation or defense of any litigation or other legal action, whether by or against the Corporation or any director, officer, stockholder or other person affiliated with the Corporation, in any jurisdiction. The Corporation shall pay or cause to be paid and shall be solely responsible for any and all attorneys' and related fees and expenses incurred by the Executive as a result of the Corporation's failure to perform this Agreement or any provision hereof or as a result of the Corporation or any person contesting the validity or enforceability of this Agreement or any provision hereof as aforesaid.

     12. Notices. Any notices, requests, demands and other communications provided for by this Agreement shall be sufficient if in writing and if sent by personal delivery or by facsimile, such facsimile to be followed by a copy sent by regular mail, in the case of Executive to the last address he has filed in writing with the Corporation or, in the case of the Corporation, to the Board of Directors with a copy to the Secretary of the Corporation at its principal executive offices.

     13. Non-Alienation. The Executive shall not have any right to pledge, hypothecate, anticipate or in any way create a lien or security interest upon any amounts provided under this Agreement; and no benefits payable hereunder shall be assignable in anticipation of payment either by voluntary or involuntary acts, or by operation of law, except by will or the laws of descent and distribution.

     14.  No Set-off.   In the event of a Qualifying Termination
of the Executive's employment hereunder, the Corporation may not set-off or withhold against any termination payments due to the Executive the amount of any claims it may have against the Executive except any amounts for borrowed money or advances owing to the Corporation by the Executive as of the date of such Qualifying Termination.

     15. Amendment. This Agreement may be amended or cancelled by mutual agreement of the parties in writing without the consent of any other person and, so long as the Executive lives, no person, other than the parties hereto, shall have any rights under or interest in this Agreement or the subject matter hereof.

     16. Successor to the Corporation. Except as otherwise provided herein, this Agreement shall be binding upon and inure to the benefit of the Corporation and any successor of the Corporation; provided, however, that the Corporation shall obtain the written agreement of any successor of the Corporation to be bound by the provisions of this Agreement as if the successor were the Corporation and for purposes of this Agreement, any successor of the Corporation shall be deemed to be the "Corporation" for all purposes. In the event of the death of the Executive after a Qualifying Termination, the beneficiaries, heirs or estate of the Executive, as appropriate, shall be entitled to enforce the provisions of Section 7 hereof.

     17. Severability. In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason in any jurisdiction, the remaining provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect and any such invalid or unenforceable provision shall not be considered invalid or unenforceable in any other jurisdiction.

     18. Employment Rights. Nothing expressed or implied in this Agreement shall create any right or duty on the part of the Corporation or the Executive to have the Executive remain in the employment of the Corporation prior to any Change in Control the Corporation entering into a Business Combination Agreement; provided, however, that if there is any termination of the Executive's employment which would constitute a Qualifying Termination if it occurred after a Change of Control and such termination follows the commencement of a substantive discussion with a third person that ultimately results in a Change in Control, such termination shall be deemed to be following a Change in Control for purposes of this Agreement.

     19. Termination of Agreement. This Agreement shall terminate if the Executive's employment by the Corporation is terminated in any manner other than a Qualifying Termination.

     20. Miscellaneous. As used throughout this Agreement, the masculine pronoun has been used for convenience only. It is intended to refer equally to men and women. Moreover the use of the singular term throughout with respect to individuals or persons is intended to include the plural form. This Agreement shall be construed by the laws of the United States of America and the Commonwealth of Massachusetts.



          [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     IN WITNESS WHEREOF, the Executive has hereunto set his hand and, pursuant to the authorization from its Board of Directors, the Corporation has caused these presents to be executed in its name on its behalf, and its corporate seal to be hereunto affixed and attested by its Secretary, or Assistant Secretary, all as of the day and year first above written.


(SEAL)


                                   DATAWATCH CORPORATION
ATTEST:

By: /s/ William B. Simmons, Jr.    By: /s/ Bruce R. Gardner
Title: Assistant Secretary         Name:  Bruce R. Gardner
                                   Title:  Executive Vice President



WITNESS:                           EXECUTIVE:



/s/ Julie Caruso                   /s/ Thomas R. Foley
                                   Thomas R. Foley




                          EXHIBIT 10.5

                      DATAWATCH CORPORATION

          1996 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

   1. Purpose. This Non-Qualified Stock Option Plan, to be known as the 1996 Non-Employee Director Stock Option Plan (hereinafter, this "Plan"), is intended to promote the interests of Datawatch Corporation (hereinafter, the "Company") by providing an inducement to obtain and retain the services of qualified persons who are not employees or officers of the Company to serve as members of its Board of Directors (the "Board").

   2. Available Shares. The total number of shares of Common Stock, par value $.01 per share, of the Company (the "Common Stock") for which options may be granted under this Plan shall not exceed 72,000 shares, subject to adjustment in accordance with paragraph 11 of this Plan; provided, however, that notwithstanding anything to the contrary set forth herein, options to purchase more than an aggregate of 24,000 shares of Common Stock shall not be granted under this Plan unless and until this Plan has been approved by a majority of the stockholders of the Company no later than June 1, 1997. Shares subject to this Plan are authorized but unissued shares or shares that were once issued and subsequently reacquired by the Company. If any options granted under this Plan are surrendered before exercise or lapse without exercise, in whole or in part, the shares reserved therefor shall continue to be available under this Plan.

   3. Administration. This Plan shall be administered by the Board or by a committee appointed by the Board (the "Committee"). In the event the Board fails to appoint or refrains from appointing a Committee, the Board shall have all power and authority to administer this Plan. In such event, the word "Committee" wherever used herein shall be deemed to mean the Board. The Committee shall, subject to the provisions of the Plan, have the power to construe this Plan, to determine all questions hereunder, and to adopt and amend such rules and regulations for the administration of this Plan as it may deem desirable. No member of the Board or the Committee shall be liable for any action or determination made in good faith with respect to this Plan or any option granted under it.

   4. Eligibility and Limitations. Options to purchase shares of Common Stock may be granted under this Plan only to members of the Board who are not employees or officers of the Company and who may hold and beneficially own such options, and the shares of Common Stock issuable upon exercise thereof, individually, in their own names.

   5. Automatic Grant of Options. Subject to the availability of shares under this Plan, (a) each person who is or becomes a member of the Board and who satisfies the requirements of paragraph 4 of this Plan (a "Non-Employee Director") shall be automatically granted on the later of (i) June 1, 1996, (ii) the date such person is first elected to the Board or (iii) the date such person first meets the requirements of paragraph 4 of this Plan (such later date being referred to herein as the "Grant Date"), without further action by the Board, an option to purchase 12,000 shares of the Common Stock, and (b) each person receiving an option pursuant to clause (a) hereof who is a Non-Employee Director on each successive third anniversary of such person's Grant Date during the term of this Plan shall be automatically granted on each such date an option to purchase 12,000 shares of the Common Stock. The number of shares covered by options granted under this paragraph 5 shall be subject to adjustment in accordance with the provisions of paragraph 11 of this Plan.

   6. Option Price. The purchase price of the stock covered by an option granted pursuant to this Plan shall be 100% of the fair market value of such shares on the day the option is granted.
The option price will be subject to adjustment in accordance with the provisions of paragraph 11 of this Plan. For purposes of this Plan, if, at the time an option is granted under the Plan, the Company's Common Stock is publicly traded, "fair market value" shall be determined as of the last business day for which the prices or quotes discussed in this sentence are available prior to the date such option is granted and shall mean (i) the average (on that date) of the high and low prices of the Common Stock on the principal national securities exchange on which the Common Stock is traded, if the Common Stock is then traded on a national securities exchange; or (ii) the last reported sale price (on that date) of the Common Stock on the Nasdaq National Market, if the Common Stock is not then traded on a national securities exchange; or (iii) the closing bid price (or average of bid prices) last quoted (on that date) by an established quotation service for over-the-counter securities, if the Common Stock is not reported on the Nasdaq National Market. However, if the Common Stock is not publicly traded at the time an option is granted under the Plan, "fair market value" shall be deemed to be the fair value of the Common Stock as determined by the Committee after taking into consideration all factors which it deems appropriate, including, without limitation, recent sale and offer prices of the Common Stock in private transactions negotiated at arm's length.

   7. Period of Option. Unless sooner terminated in accordance with the provisions of paragraph 9 of this Plan, an option granted hereunder shall expire on the date which is ten (10) years after the date of grant of the option.

   8. (a) Vesting of Shares and Non-Transferability of Options. Options granted under this Plan shall not be exercisable until they become vested. Options granted under this Plan shall vest in the optionee and thus become exercisable, in accordance with the following schedule, provided that the optionee has continuously served as a member of the Board through such vesting date:


Number of Option
Shares for which
Option will be Exercisable     Date of Vesting

          0                    Less than three months from the date of grant
an additional 1,000 shares     Three months from the date of grant and at
                               the end of each three month period.

The number of shares as to which options may be exercised shall be cumulative, so that once the option shall become exercisable as to any shares it shall continue to be exercisable as to said shares, until expiration or termination of the option as provided in this Plan. Notwithstanding the foregoing, each option granted under this Plan that is outstanding but unvested shall become exercisable in full 10 days prior to the date of any Change in Control of the Company, as set forth below. For purposes of this Plan, a "Change in Control" means the occurrence of any of the following events:

      (A) The Company is merged or consolidated or reorganized into or with another corporation or other legal person, and as a result of such merger, consolidation or reorganization less than a majority of the combined voting power of the then-outstanding securities of such surviving, resulting or reorganized corporation or person immediately after such transaction is held in the aggregate by the holders of the then-outstanding securities entitled to vote generally in the election of directors of the Company ("Voting Stock") immediately prior to such transaction;

      (B) The Company sells or otherwise transfers all or substantially all of its assets to any other corporation or other legal person, and as a result of such sale or transfer less than a majority of the combined voting power of the then-outstanding securities of such corporation or person immediately after such sale or transfer is held in the aggregate by the holders of Voting Stock of the Company immediately prior to such sale or transfer;

      (C)     There is a report filed on Schedule 13D or
   Schedule 14D-1 (or any successor schedule, form or report), each as promulgated pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosing that any "person" (as such term is used in Section 13(d)(3) or Section 14(d)(2) of the Exchange Act) has become the "beneficial owner" (as such term is used in Rule 13d-3 under the Exchange Act) of securities representing 35% or more of the Voting Stock of the Company;

      (D) The Company files a report or proxy statement with the Securities and Exchange Commission pursuant to the Exchange Act disclosing in response to Form 8-K or
   Schedule 14A (or any successor schedule, form or report or item therein) that a change in control of the Company has occurred; or

      (E) If during any period of two consecutive years, individuals who at the beginning of any such period constitute the Board cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by the Company's stockholders, of each director of the Company first elected during such period was approved by a vote of at least a majority of the directors then still in office who were directors of the Company at the beginning of any such period;

provided, however, that a "Change in Control" shall not be deemed to have occurred for purposes of this Plan solely because (x) the Company, (y) an entity in which the Company directly or indirectly beneficially owns 50% or more of the voting securities, or (z) any Company-sponsored employee stock ownership plan or any other employee benefit plan of the Company, either files or becomes obligated to file a report or a proxy statement under or in response to Schedule 13D, Schedule 14D-1, Form 8-K or
Schedule 14A (or any successor schedule, form or report) under the Exchange Act, disclosing beneficial ownership by it of shares of Voting Stock or because the Company reports that a change in control of the Company has occurred by reason of such beneficial ownership.

       (b) Non-transferability. Any option granted pursuant to this Plan shall not be assignable or transferable other than by will or the laws of descent and distribution or pursuant to a domestic relations order and shall be exercisable during the optionee's lifetime only by him or her.

   9.  Termination of Option Rights.

       (a) In the event an optionee ceases to be a member of the Board for any reason other than death or permanent disability, any then unexercised portion of options granted to such optionee shall, to the extent not then vested, immediately terminate and become void; any portion of an option which is then vested but has not been exercised at the time the optionee so ceases to be a member of the Board may be exercised, to the extent it is then vested, by the optionee within 90 days of the date the optionee ceased to be a member of the Board; and all options shall terminate after such 90 days have expired.

       (b) In the event that an optionee ceases to be a member of the Board by reason of his or her death or permanent disability, any option granted to such optionee shall be immediately and automatically accelerated and become fully vested and all unexercised options shall be exercisable by the optionee (or by the optionee's personal representative, heir or legatee, in the event of death) until the scheduled expiration date of the option.

   10. Exercise of Option. Subject to the terms and conditions of this Plan and the option agreements, an option granted hereunder shall, to the extent then exercisable, be exercisable in whole or in part by giving written notice to the Company by mail or in person addressed to Datawatch Corporation, 234 Ballardvale Street, Wilmington, Massachusetts 01887, at its principal executive offices, stating the number of shares with respect to which the option is being exercised, accompanied by payment in full for such shares. Payment may be (a) in United States dollars in cash or by check, (b) in whole or in part in shares of the Common Stock of the Company already owned by the person or persons exercising the option or shares subject to the option being exercised (subject to such restrictions and guidelines as the Board may adopt from time to time), valued at fair market value determined in accordance with the provisions of paragraph 6 or (c) consistent with applicable law, through the delivery of an assignment to the Company of a sufficient amount of the proceeds from the sale of the Common Stock acquired upon exercise of the option and an authorization to the broker or selling agent to pay that amount to the Company, which sale shall be at the participant's direction at the time of exercise. There shall be no such exercise at any one time as to fewer than one hundred (100) shares or all of the remaining shares then purchasable by the person or persons exercising the option, if fewer than one hundred (100) shares. The Company's transfer agent shall, on behalf of the Company, prepare a certificate or certificates representing such shares acquired pursuant to exercise of the option, shall register the optionee as the owner of such shares on the books of the Company and shall cause the fully executed certificate(s) representing such shares to be delivered to the optionee as soon as practicable after payment of the option price in full. The holder of an option shall not have any rights of a stockholder with respect to the shares covered by the option, except to the extent that one or more certificates for such shares shall be delivered to him or her upon the due exercise of the option.

   11. Adjustments Upon Changes in Capitalization and Other
Events. Upon the occurrence of any of the following events, an optionee's rights with respect to options granted to him or her hereunder shall be adjusted as hereinafter provided:

      (a) Stock Dividends and Stock Splits. If the shares of Common Stock shall be subdivided or combined into a greater or smaller number of shares or if the Company shall issue any shares of Common Stock as a stock dividend on its outstanding Common Stock, the number of shares of Common Stock deliverable upon the exercise of options shall be appropriately increased or decreased proportionately, and appropriate adjustments shall be made in the purchase price per share to reflect such subdivision, combination or stock dividend.

      (b) Issuances of Securities. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares subject to options. No adjustments shall be made for dividends paid in cash or in property other than securities of the Company.

      (c) Adjustments. Upon the happening of any of the foregoing events, the class and aggregate number of shares set forth in paragraphs 2 and 5 of this Plan that are subject to options which previously have been or subsequently may be granted under this Plan shall also be appropriately adjusted to reflect such events. The Board shall determine the specific adjustments to be made under this paragraph 11 and its determination shall be conclusive.

   12. Restrictions on Issuance of Shares. Notwithstanding the provisions of paragraphs 5 and 10 of this Plan, the Company shall have no obligation to deliver any certificate or certificates upon exercise of an option until one of the following conditions shall be satisfied:

    (i) The issuance of shares with respect to which the option has been exercised is at the time of the issue of such shares effectively registered under applicable Federal and state securities laws as now in force or hereafter amended; or

   (ii) Counsel for the Company shall have given an opinion that the issuance of such shares is exempt from registration under Federal and state securities laws as now in force or hereafter amended; and the Company has complied with all applicable laws and regulations with respect thereto, including without limitation all regulations required by any stock exchange upon which the Company's outstanding Common Stock is then listed.

   13. Legend on Certificates. The certificates representing shares issued pursuant to the exercise of an option granted hereunder shall carry such appropriate legend, and such written instructions shall be given to the Company's transfer agent, as may be deemed necessary or advisable by counsel to the Company in order to comply with the requirements of the Securities Act of 1933 or any state securities laws.

   14. Representation of Optionee. If requested by the Company, the optionee shall deliver to the Company written representations and warranties upon exercise of the option that are necessary to show compliance with Federal and state securities laws, including representations and warranties to the effect that a purchase of shares under the option is made for investment and not with a view to their distribution (as that term is used in the Securities Act of 1933).

   15. Option Agreement. Each option granted under the provisions of this Plan shall be evidenced by an option agreement, which agreement shall be duly executed and delivered on behalf of the Company and by the optionee to whom such option is granted. The option agreement shall contain such terms, provisions and conditions not inconsistent with this Plan as may be determined by the officer executing it.

   16. Termination and Amendment of Plan. Options may no longer be granted under this Plan after June 1, 2006, and this Plan shall terminate when all options granted or to be granted hereunder are no longer outstanding. The Board may at any time terminate this Plan or make such modification or amendment thereof as it deems advisable; provided, however, that the Board may not, without approval of the stockholders, (a) increase the maximum number of shares for which options may be granted under this Plan (except by adjustment pursuant to Section 11),
(b) materially modify the requirements as to eligibility to participate in this Plan, (c) materially increase benefits accruing to option holders under this Plan or (d) amend this Plan in any manner which would cause Rule 16b-3 under the Exchange Act (or any successor or amended provision thereof) to become inapplicable to this Plan; and provided further that the provisions of this Plan specified in Rule 16b-3(c)(2)(ii)(A) (or any successor or amended provision thereof) under the Exchange Act (including without limitation, provisions as to eligibility, amount, price and timing of awards) may not be amended more than once every six months, other than to comport with changes in the Internal Revenue Code, the Employee Retirement Income Security Act, or the rules thereunder. Termination or any modification or amendment of this Plan shall not, without consent of a participant, affect his or her rights under an option previously granted to him or her.

   17. Withholding of Income Taxes. Upon the exercise of an option, the Company, in accordance with Section 3402(a) of the Internal Revenue Code, may require the optionee to pay withholding taxes in respect of amounts considered to be compensation includible in the optionee's gross income.

   18. Governing Law. The validity and construction of this Plan and the instruments evidencing options shall be governed by the laws of the State of Delaware, without giving effect to the principles of conflicts of law thereof.


Date approved by Board of Directors of the Company:

Date approved by Stockholders of the Company:


                                Exhibit 11.1

     DATAWATCH  CORPORATION AND SUBSIDIARY
     COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

Computation of weighted average number of shares outstanding used in determining income (loss) per share was as follows:

                                  Three Months Ended     Nine Months Ended
                                       June 30,               June 30,
                                 1996          1995       1996         1995
                                            (Restated)             (Restated)
COMMON STOCK AND COMMON STOCK EQUIVALENTS:

Weighted shares outstanding
 of common stock                8,696,089   8,622,715   8,653,488   8,061,601

Common stock equivalent shares
 resulting from assumed conversion
 of warrants and assumed exercise
 of stock options.                267,509       (a)      238,260        (a)

Weighted average of common and common
 equivalent shares-primary      8,963,598   8,622,715   8,891,748   8,061,601

Assumed conversion of warrants and
  exercise of stock options based
  on higher of average or closing
  market price                      7,532       (a)        5,787        (a)

Weighted average of common and
  common equivalent shares-fully
  diluted                       8,971,130   8,622,715  8,897,535    8,061,601

NET INCOME (LOSS)                $680,589    $(65,989)  $783,331    $(131,624)

NET INCOME (LOSS) PER COMMON SHARE:
   Primary                           $.08       $(.01)      $.09        $(.02)
   Fully-diluted                     $.08       $(.01)      $.09        $(.02)


(a) Common stock equivalent shares were excluded from the calculation for the three and six months ended June 30, 1995 due to the antidulitive effect the inclusion of such would have had on loss per share.