Form 10-K
period 1996-09-30
DATAWATCH CORP
filed 1996-12-27
CIK 792130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996
                          -------------------
Commission file number  0-19960
                        --------
                              DATAWATCH CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)
         Delaware                                         02-0405716
         --------                                         ----------
(State of other jurisdiction of
(I.R.S. Employer
incorporation or organization)
Identification number)

234 Ballardvale St., Wilmington, Massachusetts                    01887
----------------------------------------------                    -----
(Address of principal executive office)
               (Zip Code)

Registrant's telephone number, including area code: (508) 988-9700

Securities registered pursuant to Section 12 (b) of the Act:
                                       None

Securities registered pursuant to Section 12 (g) of the Act:

                  Title of Class:   Common Stock $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                        Yes X                     No
                           ---                       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Aggregate market value of voting stock held by non-affiliates: $49,129,167 (computed by reference to the last sales price of such common stock on December 20, 1996 as reported in the National Association of Security Dealers consolidated trading index).

Number of shares of common stock outstanding at December 20, 1996 : 9,100,113




                                       1





                       Documents Incorporated By Reference

Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 1996. Portions of such Proxy Statement are incorporated by reference in Part III of this report.




                                     PART I
ITEM 1.  BUSINESS
-----------------

GENERAL

         From its founding in 1985 until December 1991, DATAWATCH Corporation ("DATAWATCH" or the "Company") was engaged solely in the design, manufacture, test and marketing of IBM-compatible computer workstations and peripherals which conformed to the U.S. government's TEMPEST security standard for processing classified information. However, with the ending of the Cold War, the break-up of the U.S.S.R. and the consequent uncertainties in the future market for TEMPEST products, during 1991 management developed a strategy to expand via acquisition into the business of PC software, thereby utilizing its computer expertise and lessening its reliance on the TEMPEST hardware market.

         Consistent with this strategy, and further prompted by a subsequent precipitous decline in the TEMPEST market, the Company completely transitioned its business from computer hardware to computer software via the following transactions:

*   December 1991 - Acquisition of Personics Corporation.

*   October 1992 - Acquisition of the Utilities Product Group of Microcom.

*   May 1993 - Sale of the TEMPEST hardware division to Secure Systems Group.

* May 1994 - Agreement as exclusive North American publisher and marketer of the Q-Support( line of software owned by UK-based WorkGroup Systems Limited ("WorkGroup").

* April 1995 - Agreement as exclusive U.S. publisher and marketer of netOctopus TM, a network management software product owned by Pole Position Software GmbH ("Pole Position").

*   October 1995 - Acquisition of Pole Position.

*   March 1996 - Acquisition of WorkGroup.

* July 1996 - Agreement as exclusive U.S. publisher and marketer of VET(TM), a PC based anti-virus software owned by Cybec Pty Ltd.


         DATAWATCH's principal products are: Monarch(TM), which provides data access, translation and reporting capabilities to users of networked PC's; Virex(R) and VET(TM) for the PC, which detect, repair and monitor for virus infections for both the Apple Macintosh and IBM compatible PC's, respectively; Quetzal (internationally) or Q-Support(TM) for Windows (in the United States), a complete help desk and asset management system; and netOctopus(TM), a network management and administration system.



                                       3




         The Company's executive offices are located at 234 Ballardvale Street, Wilmington, Massachusetts 01887 and the Company's telephone number is (508) 988-9700.



PRINCIPAL PRODUCTS

Monarch
-------

         Introduced in 1991, Monarch is one of DATAWATCH's principal products and represented approximately 41% of the Company's net sales in fiscal 1996, 46% of net sales for fiscal 1995 and 38% for fiscal 1994. Monarch is a PC compatible business intelligence software tool which allows users to access, manipulate and translate data held in report files. Monarch is a multi-function data access tool that uses computer-generated legacy reports as a source for data. Monarch accepts a report file as input, extracts the data, and delivers the data to users in a variety of formats. Monarch is marketed as "an electronic alternative to hard copy printouts."

         Corporate and government MIS departments have invested substantial resources in designing reports and delivering them into the hands of managers and their staffs. With Monarch, users can gain instant access to the reports used in their workplace. When the chosen report appears on screen, Monarch offers the user a variety of tools for rapid lookup and navigation. Users can view a full report, or apply filters to view only information that is relevant to their needs. With Monarch, users can create custom reports and summaries, produce local hard copy, create graphs and export data to popular PC applications such as Lotus 1-2-3 or Excel. With the September 1996 introduction of Monarch Version 3.0 users are now able to create a Portable Report Format
(PRF) which enables electronic distribution of reports via the intranet thus reducing hardcopy print and delivery costs.

         The use of existing reports as the source for data in Monarch has several important advantages:

         * Data is instantly available. Every computer-generated report used in the customer's organization represents a ready-made, pre-processed database that Monarch can exploit.

         * Compatibility is achieved across computing environments. Because the computer industry has adopted a standard convention for sending characters to printers, Monarch can read report files generated in nearly all computing environments, including IBM, DEC, Unisys, ICL, NCR, Wang, Hewlett Packard, and many others.

         * Users are immediately productive. Because users are already familiar with computer-generated reports, they are quickly able to use Monarch. A report is perceived by most users as a physical, tangible object with information arranged for human consumption.

         * Data security is maintained. Since Monarch reads computer reports, not the computer database, the computer's data stays secure and out-of-reach.



         *  Costs are reduced. Since Monarch takes the report off of the desktop
            and  puts  it  in  the  PC,  the  cost  of  report   generation  and
            distribution are significantly lowered.


Virex
-----

         Virex was introduced in 1988 as the first commercial anti-virus software product for the Macintosh. Virex has an installed base of more than 800,000 users and represented approximately 15% of the Company's net sales in fiscal 1996, 17% of net sales for fiscal 1995 and 20% of net sales for fiscal 1994. Virex detects and repairs known Macintosh viruses and then, through the Virex INIT, a memory resident companion program, continuously monitors the system to prevent future infection by viruses.

         Virex is a leader in Macintosh virus protection, delivering complete protection from both known and unknown viruses faster than any other product, with its patented SpeedScan(TM) technology. Scan-At-Download - a Virex exclusive
- automatically protects you from viruses in files downloaded from on-line services, the Internet or any other network. Other powerful features include scheduled scanning, extensive network protection, instant updating, native Power Macintosh support and compressed file scanning, supporting Stuffit(TM), CompactPro(TM), Disk Doubler, and more.

         Virex is the only Macintosh anti-virus product that automatically detects and repairs ALL infected documents as they are opened by Microsoft Word or Excel, preventing wide-spread infection or data loss.

VET
---
         VET(TM) is a virus protection tool for business, government, education and consumer users introduced in the U.S. by the Company in September of 1996. VET delivers fast and thorough virus protection against viruses, trojan horses and Macro viruses for DOS, Windows, Windows 95, Windows NT and Novell Netware. With VET, files are scanned automatically so no manual checking is required. It provides maximum protection against viruses downloaded from the Internet, in e-mail attachments or copied from a diskette or network server.

         Comprehensive on-screen help and detailed virus information is always available at the click of a mouse. VET is certified by the National Security Computer Association, Novell accredited, non-intrusive, fully compatible and easy to use.

Help Desk Products
------------------
Q-Support (U.S.)/Quetzal (Internationally)
         Q-Support, marketed internationally under the name Quetzal, is a Windows-based, comprehensive help desk automation and asset management software package. Q-Support/Quetzal ("Q-Support") is one of DATAWATCH's principal products and represented approximately 39% of the Company's net sales in fiscal 1996, 33% for fiscal 1995 and 32% for fiscal 1994. The program provides IS support centers with a wide-range set of PC software tools for use in a multi-user, networked environment.

         Featuring an easy-to-use graphical user interface, Q-Support logs, routes and tracks calls from initiation through resolution. With Q-Support you have inventory control, the ability to monitor performance levels, access to third-party knowledge providers, e-mail and extensive management reporting options. Flexibility is built in-system administrators can customize the program to suit organizational needs.

                  Q-Support automates four key functions for the corporate support center:

         * Asset Management - addresses the increasing needs by corporations for microcomputer asset management by providing an accurate record of every item of equipment or service, tracing of equipment movement and change, and full maintenance and warranty information.

         * Help Call Management - automates the receiving and resolving of problem calls from the end-user by providing a fast logging process, allocation to groups or individuals, and monitoring screens to track progress, priority and status.

         *  Support   Facilities  -  provides  the  database  of  resources  and reference sources that are required to find the solution to end-user problems.

         * Management Analysis - satisfies the Information Center manager's need to provide accurate management reports on the status of either the inventory of equipment or the amount of support activity taking place.

         Consulting services from experienced DATAWATCH professionals complements the Q-Support package by providing valuable assistance for all phases of implementation. Q-Support offers all the tools you need to satisfy end-users, lower support costs and optimize asset utilization.


netOctopus
----------

         netOctopus(TM) from DATAWATCH is a comprehensive systems and network administration solution that allows administrators to manage an entire network of Macintosh and IBM-compatible PC's from the convenience of their own desktop. netOctopus can obtain complete hardware and software inventory detailing the configuration of each computer on a network in real-time. Any number of workstations can be queried simultaneously without interrupting the work flow of the computer users.

         Administrators can install and upgrade software of any computer, troubleshoot, correct and prevent system problems, and monitor software usage all from their desktop. For file distribution, use File Scripter to effortlessly create scripts that accomplish lengthy installations of large and complex software programs like Microsoft Office. Additional features include advanced and flexible administrator security, remote virus scanning, and data storage for easy integration into other programs. netOctopus is fully customized and expandable. All netOctopus features can be configured to operate automatically. netOctopus operates over LAN, WAN, and dial-up links for easy administration of remote sites.

PRICING

         The Company's products are sold as individual units or under LAN or site licenses for multiple users. Monarch licenses list for $499 for an individual unit with LAN licenses listing for a minimum of $2,000. Virex licenses list for $99.95 per individual copy and a minimum LAN price of $1,750. VET licenses list for $59.95 per individual copy and a minimum LAN price of $1,250. A minimum three user license for Q-Support is $6,900. The per seat list price for netOctopus is $69.

MARKETING AND DISTRIBUTION

         DATAWATCH markets its products through a variety of channels in order to gain broad market exposure and to satisfy the needs of its end-user customers, no matter what their buying behavior. DATAWATCH has observed that some customers prefer to purchase products through service-oriented resellers, while others buy on the basis of price, purchase convenience, and/or immediate delivery.

         The Company is engaged in active direct sales of its products to end-user customers, including repeat and add-on sales to existing customers and sales to new customers. DATAWATCH utilizes direct mail, telemarketing and direct personal selling to generate its sales.

         During fiscal 1996, one distributor represented approximately 13% of DATAWATCH's net sales. No other customer accounted for more than 10% of DATAWATCH's net sales in 1996. DATAWATCH sells its products outside of the U.S. directly through WorkGroup's sales force and through international resellers. Such international sales represented approximately 47%, 45% and 49% of DATAWATCH'S net sales for fiscal 1996, 1995 and 1994, respectively. See Note 11 to Consolidated Financial Statements which appears elsewhere in this Report on Form 10-K.

         The Company offers its resellers the ability to return obsolete versions of its products and slow-moving products for credit against purchases of other DATAWATCH products on a dollar-for-dollar basis. Defective products may also be returned for credit or exchange. Based on its historical experience, the Company believes that its exposure to such returns is minimal; however, as significant new product introductions occur, the Company has periodically exchanged re-seller inventories of older versions of the Company's products with these new versions of its products.



         A variety of marketing programs are used by DATAWATCH to create demand for its products. These programs include advertising, cooperative advertising with reseller partners, direct mail, exhibitor participation in industry shows, executive participation in press briefings and on-going communication with the trade press.

         DATAWATCH warrants the physical disk media and printed documentation for its products to be free of defects in material and workmanship for a period of 90 days from the date of purchase. DATAWATCH also offers a 30-60 day money-back guarantee on certain of its products sold directly to end-users. Under the guarantee, customers may return purchased products within the 60 days for a full refund if they are not completely satisfied. To date, the Company has not experienced any significant product returns under its money-back guarantee.

RESEARCH AND DEVELOPMENT

         The Company's product strategy necessitates the timely development of new products. DATAWATCH's product development efforts are conducted through in-house software development engineers or by external developers, who are compensated through royalty payments based on product sales levels achieved.

         DATAWATCH's product managers work closely with developers, whether independent or in-house, to define product specifications. The initial concept for a product originates from this cooperative effort. The developer is generally responsible for coding the development project. The product managers and their staff work in parallel with the developers to produce printed documentation, on-line help files, tutorials and installation software. In some cases, DATAWATCH may choose to subcontract a portion of this work on a project basis to third-party suppliers under contracts. DATAWATCH personnel also perform extensive quality assurance testing for all products and coordinate external beta test programs.

         DATAWATCH's Q-Support, Virex and netOctopus products are developed, enhanced and maintained by its software development engineers. Monarch is developed, maintained and enhanced by a contractual arrangement with an external developer. The tradenames associated with each product, as well as copyrights for printed documentation, are held by DATAWATCH or its subsidiaries.

         DATAWATCH has a contractual agreement with the independent developer of Monarch which requires that source code be placed into escrow. The principal developer for that product is also bound by contractual commitments which require its continuing involvement in product maintenance and enhancement. Under the agreement, the Company has been granted manufacturing, marketing and sales rights under license agreements which provide for royalty payments based on net revenues and exclusive worldwide rights with a stated term expiring in the year 2009.

BACKLOG



         The Company's software products are generally shipped within seven days of receipt of an order. Accordingly, the Company does not believe that backlog for its products is a meaningful indicator of future business.




COMPETITION

         The software industry is highly competitive and is characterized by rapidly changing technology and evolving industry standards. DATAWATCH competes with a number of companies including IBM, Microsoft, Symantec Corp., McAfee Associates, Inc., Remedy, Astea, Applix and others which have substantially greater research and development, marketing and financial resources than DATAWATCH. Competition in the industry is likely to intensify as current competitors expand their product lines and as new competitors enter the market.

PRODUCT PROTECTION

         Although DATAWATCH does not generally own patents on its software technologies, it relies on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its rights in its products. Despite these precautions, unauthorized parties may attempt to copy aspects of DATAWATCH's products or to obtain and use information that DATAWATCH regards as proprietary. Patent protection is not considered crucial to DATAWATCH's success. DATAWATCH believes that, because of the rapid pace of technological change in the software industry, the legal protections for its products are less significant than the knowledge, ability and experience of its employees and developers, the frequency of product enhancements and the timeliness and quality of its support services. DATAWATCH believes that none of its products, trademarks and other proprietary rights infringe on the proprietary rights of third parties, but there can be no assurance that third parties will not assert infringement claims against it or its developers in the future.

PRODUCTION

         Production of DATAWATCH's products involves the duplication of master disks and the printing of user manuals, packaging and other related materials. Disk duplication is performed in-house with high-capacity disk duplication equipment, and is occasionally supplemented with duplication services performed by non-affiliated subcontractors. Printing work is also performed by non-affiliated subcontractors. To date, DATAWATCH has not experienced any material difficulties or delays in production of its software and related documentation and believes that, if necessary, alternative production sources could be secured at commercially reasonable cost.

EMPLOYEES

         As of September 30, 1996, DATAWATCH had 211 full-time employees, including 4 executive officers, 68 engaged in marketing and sales, 44 engaged in product management, development and quality assurance, 55 engaged in providing administrative, accounting and production functions and 40 in technical support services.




         The Company believes that its future success may depend on its ability to continue to attract and retain highly-skilled technical, marketing and management personnel, who are in great demand. The Company currently has written agreements with each of its employees prohibiting disclosure of confidential information to anyone outside of the Company, both during and subsequent to employment. These agreements also require disclosure to the Company of ideas, discoveries or inventions relating to or resulting from the employee's work for the Company, and assignment to the Company of all proprietary rights to such matters.

ITEM 2.  PROPERTIES
-------------------

         The Company is currently headquartered in a 51,650 square foot leased facility in Wilmington, Massachusetts. The lease expires in May 1999, with an option to renew for an additional five years. The Company uses approximately 60% of this facility and the other 40% is subleased to Secure Systems Group.

         The Company also leases approximately 6,200 square feet in Potter Bar, Hertsfordshire, England, which expires in January 2005, approximately 3,500 square feet in Raleigh, North Carolina, which expires in January 1998, and maintains small offices in Germany, France and Australia.


         The Company believes its facilities are suitable for its current needs.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         At the current time, the Registrant does not have any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of the Registrant's security holders during the last quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, ages and titles of the executive officers of the Company are as follows:

         Thomas R. Foley   56   President, Chief Executive Officer and Director
         Bruce R. Gardner  53   Executive Vice  President,  Chief  Financial
                                Officer, Treasurer and Director
         Andrew W. Mathews 54   Vice President of Sales
         Marco D. Peterson 41   Vice President of Marketing and Product
                                Development

Officers are elected by, and serve at the discretion of, the Board of Directors.



         THOMAS R. FOLEY, President, Chief Executive Officer and Director. Mr. Foley, a founder and director of DATAWATCH, has been its President and Chief Executive Officer since the Company was founded in 1985.

         BRUCE R. GARDNER, Executive Vice President, Chief Financial Officer, Treasurer and Director. Mr. Gardner, a founder and director of DATAWATCH, has been the Chief Financial Officer and Treasurer since the Company was founded in 1985. Mr. Gardner was a Senior Vice President until June 1993 when he became Executive Vice President.

         ANDREW W. MATHEWS, Vice President of Sales. Mr. Mathews has been a Vice President since March 1986 serving in various capacities in the areas of marketing, sales and as a division general manager.


         MARCO D. PETERSON, Vice President of Marketing and Product Development. Mr. Peterson was the founder of PERSONICS and has been its President since its founding in 1984. Mr. Peterson took on the additional role of Vice President of Marketing and Product Development of the Company in October 1994.



                                     Part II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  SHAREHOLDER
--------------------------------------------------------------------------------
MATTERS
-------

The Registrant's common stock is listed and traded on the Nasdaq National Market under the symbol DWCH. The range of high and low prices during each fiscal quarter for the last two fiscal years is set forth below:

           For the Year Ended                      Common Stock
           September 30, 1996             High                      Low
           ------------------            ---------------------------------

           4th Quarter                       11  5/8               6  3/8
           3rd Quarter                       11  5/8               4  3/4
           2nd Quarter                       5   1/4               3  3/8
           1st Quarter                       5   7/8               3  3/4

           For the Year Ended
           September 30, 1995
           ------------------

           4th Quarter                       6                     3  1/8
           3rd Quarter                       4  3/16               1  3/4
           2nd Quarter                       2  11/16              1  1/4
           1st Quarter                       1  11/16              1

     There are approximately 195 shareholders of record as of December 10, 1996. The Registrant's common stock purchase warrants previously outstanding expired in accordance with their terms on May 28, 1996.

    The Company has not paid any cash dividends and it is anticipated that none will be declared in the foreseeable future. The Company intends to retain future earnings, if any, to provide funds for the operation, development and expansion of its business.





ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The following table sets forth selected consolidated financial data of the Company for the periods indicated. The selected consolidated financial data for and as of the end of the years in the five year period ended September 30, 1996 are derived from the Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes appearing elsewhere in this report.


Statements of Operations Data
Years Ended September 30,                           1996            1995            1994            1993            1992
                                                -------------- --------------- --------------- --------------- ---------------

Net Sales                                         $30,022,122     $23,359,981     $16,882,142     $13,941,902      $7,888,053
Costs and Expenses                                 28,894,600      23,678,935      19,956,576      17,883,679       8,135,003
Income (Loss) Continuing Operations                 1,127,522       (318,954)     (3,074,434)     (3,941,777)       (246,216)
Income (Loss) from Discontinued                             -               -               -       (741,145)         463,216
  Operation
Loss on Disposal of Discontinued                            -               -               -     (1,478,082)
  Operation
Net Income (Loss)                                  $1,125,360      ($331,423)    ($3,042,767)    ($6,125,104)        $320,783




Income (Loss) from Continuing
  Operations per Common Share                           $0.13         ($0.04)         ($0.41)         ($0.54)         ($0.04)
Income (Loss) from Discontinued
  Operation                                              0.00            0.00            0.00          (0.10)            0.08
Loss on Disposal of Discontinued
  Operation                                              0.00            0.00            0.00          (0.20)            0.00
Net Income (Loss) per Common
  Share                                                 $0.13         ($0.04)         ($0.41)         ($0.84)           $0.05


Balance Sheet Data September 30,                     1996           1995            1994            1993            1992
                                                --------------- -------------- --------------- --------------- ---------------

Total Assets                                       $15,240,571    $12,358,132      $9,646,324     $12,108,270     $16,217.070
Working Capital                                      5,210,457      2,631,759       1,547,706       3,920,512       9,084,750
Long-Term Obligations                                  209,824        163,868         137,324         152,484          67,085
Shareholders' Equity                                $8,238,886     $6,062,170      $5,266,588      $8,086,154     $13,019,301


    Data  for  all  years  has  been  retroactively   adjusted  to  reflect  the
    acquisition of WorkGroup which was accounted for as a pooling of interests.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

         The following discussion and analysis is qualified by reference to, and should be read in conjunction with, the consolidated financial statements of DATAWATCH and its subsidiaries.

GENERAL




         DATAWATCH CORPORATION (the "Company" or "DATAWATCH"), is engaged in the design, development, manufacture, marketing, consulting services and support of personal computer software.

         On March 12, 1996, the Company acquired all of the outstanding capital stock of WorkGroup Systems Limited ("WorkGroup"), a United Kingdom based provider of help-desk and asset management software, in exchange for 1,437,000 shares of the Company's common stock. This acquisition has been accounted for as a pooling of interests. As a result, DATAWATCH's operating results for the fiscal years ended September 30, 1996, 1995 and 1994, as discussed herein have been adjusted to include WorkGroup's operating results.

         On November 7, 1996 the Company acquired all the outstanding shares of capital stock of Guildsoft Limited ("Guildsoft"), located in Plymouth, England, which provides software companies with multi-lingual telesales, support and fulfillment services throughout Europe, in exchange for 125,000 shares of DATAWATCH common stock. This acquisition will be accounted for as a purchase.

         DATAWATCH's principal products are: Monarch(TM), which provides data access, translation, and reporting capability to users of networked PCs; VIREX(R) and VET( for the PC, which detect, repair and monitor for virus infections for Apple Macintosh and IBM compatible PCs, respectively; Q-Support(TM) for Windows (in the United States), or Quetzal(TM) (internationally) or a complete help desk and asset management system; and netOctopus(TM), a network management and administration system.

RESULTS OF OPERATIONS

               FISCAL YEAR ENDED SEPTEMBER 30, 1996 AS COMPARED TO
               ---------------------------------------------------
                      FISCAL YEAR ENDED SEPTEMBER 30, 1995
                      ------------------------------------

         Net sales for the fiscal year ended September 30, 1996 were $30,022,000 which represents an increase of $6,662,000 or 29% from the net sales of $23,360,000 for the fiscal year ended September 30, 1995. This increase results from growth in sales of all of DATAWATCH's products. Monarch, which amounted to approximately 41% of sales, increased by 14%; Q-Support, which amounted to approximately 39% of sales, increased by 51%; Virex, which amounted to approximately 15% of sales, increased by 14%; and netOctopus, which amounted to approximately 4% of sales, increased by 143%. For the fiscal year ended September 30, 1996, the Company's products for the IBM compatible PC accounted for approximately 80% of sales while the Company's products for the Apple PC accounted for approximately 20%. Revenues were reduced by approximately $400,000 for the fourth quarter, and consequently for the year, as a result of consultancy revenue deferrals. See Note 1 (Revenue Recognition - Services and Other) to Notes to Consolidated Financial Statements which appear elsewhere in this Report on Form 10-K.

The Company's cost of sales for the fiscal year ended September 30, 1996 were $4,516,000 or approximately 15% of net sales. Cost of sales for the fiscal year ended September 30, 1995 were $3,809,000 or approximately 16% of net sales. These costs remained reasonably constant as a percentage of net sales for the two periods.

    Engineering and product development expenses were $2,339,000 for the fiscal year ended September 30, 1996, which increased by $119,000 or approximately 5% from $2,220,000 for the fiscal year ended September 30, 1995. This increase is primarily attributable to the increase in personnel costs associated with the development and quality assurance for its products.

    Selling, general and administrative expenses were $22,039,000 for fiscal year ended September 30, 1996. Included in these expenses were non-





recurring expenses associated with the acquisition of WorkGroup amounting to $450,000. Excluding these non-recurring expenses, selling, general and administrative expenses were $21,589,000 for the 1996 fiscal year resulting in an increase of $3,939,000 or approximately 22% from $17,650,000 for the fiscal year ended September 30, 1996. This increase is primarily attributable to increases in personnel within the sales and marketing organizations and in promotional expenses principally for Q-Support and Monarch.

    As a result of the foregoing, the net income for the fiscal year ended September 30, 1996 was $1,125,000, an increase of $1,457,000 when compared to the net loss of $331,000 for the fiscal year ended September 30, 1995. The Company recorded only de minimis tax provisions, both domestically and internationally, during the period because of its ability to utilize net operating loss carryforwards.

               FISCAL YEAR ENDED SEPTEMBER 30, 1995 AS COMPARED TO
               ---------------------------------------------------
                      FISCAL YEAR ENDED SEPTEMBER 30, 1994
                      ------------------------------------

    Net sales for the fiscal year ended September 30, 1995 were $23,360,000 which represents an increase of $6,478,000 or 38% from the net sales of $16,882,000 for the fiscal year ended September 30, 1994. This increase results from sales growth in all of DATAWATCH's products. Monarch, which amounted to approximately 46% of sales, increased by 66%; Q-Support, which amounted to approximately 33% of sales, increased by 41%; Virex, which amounted to approximately 17% of sales, increased by 16%; and netOctopus, which amounted to approximately 2% of sales, increased by 26%. For the fiscal year ended September 30, 1995, the Company's products for the IBM compatible PC accounted for approximately 80% of sales while the Company's products for the Apple PC accounted for approximately 20%.

    The Company's cost of sales for the fiscal year ended September 30, 1995 were $3,809,000 or approximately 16% of net sales. Cost of sales for the fiscal year ended September 30, 1994 were $3,253,000 or approximately 19% of net sales. The decrease in cost of sales, as a percentage of net sales, is principally attributable to the higher volume of sales allowing for increased absorption of manufacturing overheads.

    Engineering and product development expenses were $2,220,000 for the fiscal year ended September 30, 1995 and $2,125,000 for the fiscal year ended September 30, 1994. Fiscal 1995 engineering and product development expenses increased by approximately $95,000 or 4%. This increase is primarily attributable to the increase in personnel costs associated with the development and quality assurance for its products.

    Selling, general and administrative expenses were $17,650,000 for fiscal year ended September 30, 1995. These expenses increased by $3,071,000 or 21% over the $14,579,000 of selling, general and administrative expenses for the fiscal year ended September 30, 1994. Included in the 1994 expenses were certain non-recurring asset write-offs, relocation costs associated with the consolidation of certain of the Company's operations into its headquarters and non-recurring product marketing expenses, in the aggregate amounting to approximately $1,420,000. Excluding these non-recurring expenses, the selling, general and administrative expenses for the fiscal year ended September 30, 1995 increased by $4,491,000 or 34%. This increase can be attributed primarily to increased promotional costs, principally for Monarch, and to product introduction and selling expenses associated with DATAWATCH's newer products, Q-Support and netOctopus.

    As a result of the foregoing, the net loss for the fiscal year ended September 30, 1995 was $331,000 compared to the net loss of $3,043,000 for the fiscal year ended September 30, 1994.


LIQUIDITY AND CAPITAL RESOURCES






The Company's management believes that its currently anticipated capital needs for future operations of the Company will be satisfied through at least September 30, 1997 by funds currently available and its unused $1,500,000 bank line of credit. WorkGroup has an overdraft facility in place which allows it to draw up to approximately $640,000. The facility was fully utilized as of September 30, 1996. Working capital increased by approximately $2,579,000 during fiscal 1996 primarily as a result of profitable operations and cash flow generated by exercise of the Company's outstanding common stock purchase warrants. The Company used its common stock as consideration for its recent acquisitions and, therefore, completion of these acquisitions did not adversely impact working capital.

Management believes that the Company's current operations are not materially impacted by the effects of inflation.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company does not provide forecasts of its future financial performance. However, time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-K that are not historical facts (including, but not limited to statements contained in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to liquidity and capital resources) constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company's' actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below and within this Form 10-K, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. The following discussion of the Company's risk factors should be read in conjunction with the financial statements and related notes thereto. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

         The Company's future operating results could vary substantially from quarter to quarter because of uncertainties and/or risks associated with such things as technological change, competition, delays in the introduction of products or product enhancements and general market trends. Historically, the Company has operated with little backlog of orders because its software products are generally shipped as orders are received. As a result, net sales in any quarter are substantially dependent on orders booked and shipped in that quarter. Because the Company's staffing and operating expenses are based on anticipated revenue levels and a high percentage of the Company's costs are fixed in the short-term, small variations in the timing of revenues can cause significant variations in operating results from quarter to quarter. Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will not experience such variations in operating results in the future or that such variations will not have a material adverse effect on the Company's business, financial condition or results of operation.

DEPENDENCE ON PRINCIPAL PRODUCTS

         In Fiscal 1996, Monarch, Q-Support, Virex and netOctopus accounted for approximately 41% and 39%, 15% and 4%, respectively, of the Company's net sales. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's results of operations.

INTERNATIONAL SALES

         In 1996, 1995 and 1994, international sales accounted for approximately 47%,45% and 49%, respectively, of the Company's net sales. The Company anticipates that international sales will continue to account for a significant percentage of its revenues. A significant portion of the Company's net sales will therefore be subject to risks associated with international sales, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company's intellectual property overseas, seasonality of sales and potentially adverse tax consequences.

ACQUISITION STRATEGY

         The Company has addressed the need to develop new products, in part, through the acquisition of other companies. Acquisitions such as WorkGroup, Pole Position and Guildsoft involve numerous risks including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. Achieving and maintaining the anticipated benefits of an acquisition will depend in part upon whether the integration of the companies' business is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries. The combination of such companies will require, among other things, coordination of their sales and marketing and research and development efforts. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations. The coordination of certain operations following an acquisition will require the dedication of management resources that may temporarily distract attention from the day-to-day business of the Company. The inability of management to successfully coordinate and integrate on an ongoing basis the operations of WorkGroup, Pole Position or Guildsoft or any other company which it may subsequently acquire could have a material adverse effect on the business and results of operations of the Company.

DEPENDENCE ON NEW INTRODUCTIONS; NEW PRODUCT DELAYS

         Growth in the Company's business depends in substantial part on the continuing introduction of new products. The length of product life cycles depends in part on end-user demand for new or additional functionality in the Company's products. If the Company fails to accurately anticipate the demand for, or encounters any significant delays in developing or introducing, new products or additional functionality on its products, there could be a material adverse effect on the Company's business. Product life cycles can also be affected by the introduction by suppliers of operating systems of comparable functionality within their products. The failure of the Company to anticipate the introduction of additional functionality in products developed by such suppliers could have a material adverse effect on the Company's business. In addition, the Company's competitors may introduce products with more features and lower prices than the Company's products. Such increase in competition could adversely affect the life cycles of the Company's products, which in turn could have a material adverse effect on the Company's business.

         Software products may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by current and potential end-users, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, could have a material adverse effect on the Company's business.


RAPID TECHNOLOGICAL CHANGE

         The markets in which the Company competes have undergone, and can be expected to continue to undergo, rapid and significant technological change. The ability of the Company to grow will depend on its ability to successfully update and improve its existing products and market and license new products to meet the changing demands of the marketplace and that can compete successfully with the existing and new products of the Company's competitors. There can be no assurance that the Company will be able to successfully anticipate and satisfy the changing demands of the personal computer software marketplace, that the Company will be able to continue to enhance its product offering, or that technological changes in hardware platforms or software operating systems, or the introduction of a new product by a competitor, will not render the Company's products obsolete.

COMPETITION IN THE PC SOFTWARE INDUSTRY

     The software market for personal computers is highly competitive and characterized by continual change and improvement in technology. Several of the Company's existing and potential competitors (including IBM Corporation, Microsoft, McAfee Associates, Inc., Remedy, Astea, Applix, Symantec Corp. and Ziff-Davis, Inc.) have substantially greater financial, marketing and technological resources than the Company. No assurance can be given that the Company will have the resources required to compete successfully in the future.

DEPENDENCE ON PROPRIETARY SOFTWARE TECHNOLOGY

         The Company's success is dependent upon proprietary software technology. Although the Company does not own any patents on any such technology, it does hold exclusive licenses to such technology and relies principally on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its rights to such proprietary technology. Despite such precautions, there can be no assurance that such steps will be adequate to deter misappropriation of such technology.

RELIANCE ON SOFTWARE LICENSE AGREEMENTS

         Substantially all of the Company's products incorporate third party proprietary technology which is generally licensed to the Company on an exclusive, worldwide basis. Failure by such third parties to continue to develop technology for the Company and license such technology to the Company could have a material adverse effect on the Company's business and results of operations.

INDIRECT DISTRIBUTION CHANNELS

    During 1996, 1995 and 1994, the Company derived approximately 17%, 19% and 19%, respectivley, of its net sales through resellers, none of which are under the direct control of the Company. The loss of major resellers of the Company's products, or a significant decline in their sales, could have a material adverse effect on the Company's operating results. Other than Ingram Micro Inc., which accounted for approximately 13%, 10%, and 10% of the Company's 1996, 1995 and 1994 net sales, respectively, no reseller or other customer accounted for more than 10% of the Company's revenues in 1996, 1995 and 1994. There can be no assurance that the Company will be able to attract or retain additional qualified resellers or that any such resellers will be able to effectively sell the Company's products. The Company seeks to select and retain resellers on the basis of their business credentials and their ability to add value through expertise in specific vertical markets or application programming expertise. In addition, the Company relies on resellers to provide post-sales service and support, and any deficiencies in such service and support could adversely affect the Company's business.

VOLATILITY OF STOCK PRICE
-------------------------

    As is frequently the case with the stocks of high technology companies, the market price of the Company's common stock has been, and may continue to be, volatile. Factors such as quarterly fluctuations in results of operations, increased competition, the introduction of new products by the Company or its competitors, expenses or other difficulties associated with assimilating companies acquired by the Company, changes in the mix of sales channels, the timing of significant customer orders, and macroeconomics conditions generally, may have a significant impact on the market price of the stock of the Company. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant adverse effect on the market price of the Company's Common Stock in any given period. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market price for many high technology companies and which, on occasion, have appeared to be unrelated to the operating performance of such companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         The information required by this item is set forth in Item 14(a) under the captions "Consolidated Financial Statements" and "Consolidated Financial Statement Schedules" as a part of this report.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         Not Applicable.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

         Information with respect to Directors may be found under the caption "Election of Directors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 1996. Such information is incorporated herein by reference. Information with respect to the Company's executive officers may be found under the caption "Executive Officers of the Registrant" appearing in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

         The information set forth under the caption "Compensation and Other Information Concerning Directors and Officers" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 1996 is incorporated herein by reference.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         The information set forth under the caption "Principal Holders of Voting Securities" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 1996 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

         The information set forth under the caption "Certain Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 1996 is incorporated herein by reference.




                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

         The following documents are filed as part of this report:

(a)      1.   CONSOLIDATED FINANCIAL STATEMENTS

         Independent Auditors' Report

         Consolidated Balance Sheets as of September 30, 1996 and 1995

         Consolidated Statements of Operations for the Years Ended September 30, 1996, 1995 and 1994.

         Consolidated Statements of Changes in Shareholders' Equity for the Years Ended September 30, 1996, 1995 and 1994.

         Consolidated Statements of Cash Flows for the Years Ended September 30, 1996, 1995 and 1994.

         Notes to Consolidated Financial Statements

    2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

         Schedule VIII Valuation and Qualifying Accounts

         All other schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

         The  Independent   Auditors'  Report  included  with  the  Consolidated
         Financial Statements under Item 14(a)1 above contains the Independent Auditors' Report on the Consolidated Financial Statement Schedule.

    3.    EXHIBITS

         The exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

(b)      REPORTS ON FORM 8-K

         No current report on Form 8-K was filed during the quarterly period ended September 30, 1996.




(C)                                EXHIBIT INDEX

(1)   3.1       Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(1)   3.2       By-Laws, as amended, of the Registrant (Exhibit 3.3)
(1)   4.1       Form of Warrant Agreement by and between the Registrant and Warrant Agent
                (Exhibit 4.1)
(1)   4.2       Specimen certificate representing the Common Stock Purchase Warrants
                (Exhibit 4.2)
(1)   4.3       Form of Representative's Warrant (Exhibit 4.3)
(1)   4.4       Specimen certificate representing the Common Stock (Exhibit 4.4)
(1)  10.1       Lease by and  between  the  Registrant  and CBOB Fund  Corp.,  as Trustee of
                Ballardvale  Building D Nominee Trust, dated February 17, 1992 (Exhibit 10.2)
(1)  10.2       1987 Stock Plan (Exhibit 10.7)
(1)  10.3       Form of Incentive Stock Option Agreement of the Registrant (Exhibit 10.8)
(1)  10.4       Form of Nonqualified Stock Option Agreement of the Registrant (Exhibit 10.9)
(2)  10.5       Software  Development and License  Agreement by and between Walter J. Biess and HJC Software,  Inc., dated as of May 25, 1989, as amended (Exhibit 10.2)
(2)  10.6       License  Agreement by and between Ross Greenberg and Microcom,  Inc., dated as of September 30, 1992 (Exhibit 10.3)
(2)  10.7       Asset Purchase  Agreement by and among Microcom,  Inc. and Microcom  Systems and the Registrant,  dated as of September 30, 1992 (Exhibit 2.1)
(2)  10.8       Letter  Agreement by and between the Registrant and Microcom,  Inc.,  dated as of September 30, 1992 (Exhibit 10.4)
(2)  10.9       Amended  and  Restated  Registration  Rights  Agreement,  dated as of
                September  30,  1992 by and  among the Registrant and the parties listed therein
                (Exhibit 10.5)
(1)  10.10      Software  Development and Marketing  Agreement by and between PERSONICS CORPORATION and Raymond Huger, dated January  19, 1989 (Exhibit 10.12)
(1)  10.11      License  Agreement by and between  International  Business  Machines
                Corporation and PERSONICS  CORPORATION, dated December 31, 1991 (Exhibit 10.16)
(1)  10.12      Software  Distribution  Agreement by and between  PERSONICS  CORPORATION and Librex
                Computer  Systems,  Inc., dated March 12, 1991 (Exhibit 10.17)
(1)  10.13      Software License Agreement by an between M&H Consulting, dated June 1, 1987
                (Exhibit 10.13)
(4)  10.14      Software  Distribution  Agreement  by and  between  PERSONICS  CORPORATION  and
                Toshiba  America  Information Systems, Inc., dated March 19, 1993, as amended
                (Exhibit 10.19)
(3)  10.15      Asset Purchase  Agreement by and between the  Registrant  and Secure Systems
                Group,  dated as of May 14, 1993 (Exhibit 2.1)
(3)  10.16      Promissory  Note of Secure  Systems  Group to the  Registrant in the original principal  amount of $968,782, dated May 14, 1993 (Exhibit 10.1)
(3)  10.17      Promissory  Note of Secure  Systems Group to the Registrant in the original principal  amount of $1,821,018, dated May 14, 1993 (Exhibit 10.2)
(3)  10.18      Security  Agreement  dated as of May 14, 1993 between  Secure  Systems Group as debtor and the  Registrant as secured party (Exhibit 10.3)
(3)  10.19      Sublease  dated as of May 14,  1993  between  the  Registrant  as  sublandlord and Secure  Systems  Group as subtenant (Exhibit 10.4)
(5)  10.20      Marketing  Agreement  dated May 1, 1994 between  WorkGroup  Systems Ltd. and
                DATAWATCH  CORPORATION  (Exhibit 10.1)
(6)  10.21      Letter  Agreement  dated  November  1,  1994 by and among Silicon  Valley Bank,
                Silicon  Valley Bank doing business under  the  name  Silicon  Valley  East,
                DATAWATCH   CORPORATION  and PERSONICS CORPORATION (Exhibit 10.22)
(6)  10.22      Commercial  Security  Agreement  between  DATAWATCH  CORPORATION  and Silicon  Valley
                Bank doing  business as Silicon Valley East dated November 1, 1994 (Exhibit 10.23)



(6)  10.23      Commercial  Security  Agreement  between  PERSONICS  CORPORATION  and Silicon  Valley
                Bank doing  business as Silicon Valley East dated November 1, 1994 (Exhibit 10.24)
(7)  10.24      Loan Modification Agreement dated November 1, 1995 between DATAWATCH  Corporation,
                Personics Corporation and Silicon Valley Bank (Exhibit 10.24)
(8)  10.25      Executive Agreement between the Company and Andrew W. Mathews dated April
                11, 1996 (Exhibit 10.1)
(8)  10.26      Executive Agreement between the Company and Marco D. Peterson dated April 11, 1996
                (Exhibit 10.2)
(8)  10.27      Executive Agreement between the Company and Bruce R. Gardner dated April 11, 1996
                (Exhibit 10.3)
(8)  10.28      Executive Agreement between the Company and Thomas R. Foley dated April 11, 1996
                (Exhibit 10.4)

     10.29      Loan Modification  Agreement dated October 31, 1996 between Datawatch  Corporation,
                Personics  Corporation  and  Silicon  Valley  Bank (filed herewith).
     10.30      1996 Non-Employee Director Stock Option Plan, as amended on December 10, 1996
                (filed herewith).
     10.31      1996 International Employee Non-Qualified Stock Option Plan (filed herewith).
     11.1       Statement re: computation of per share earnings (filed herewith)
     21.1       Subsidiaries of the Registrant (filed herewith)
     23.1       Consent of Independent Auditors (filed herewith)
     27         Financial Data Schedule (filed with EDGAR Submission only)

------------------------------
(1)      Previously filed as exhibits to Registration Statement 33-46290 on Form
         S-1  and  incorporated   herein  by  reference  (the  number  given  in
         parenthesis indicates the corresponding exhibit in such Form S-1).

(2) Previously filed as exhibits to Registrant's Current Report on Form 8-K dated September 30, 1992, filed October 14, 1992 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 8-K).

(3) Previously filed as exhibits to Registrant's Current Report on Form 8-K dated May 14, 1993, filed May 28, 1993 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 8-K).

(4) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the Fiscal Year ended September 30, 1993 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).

(5) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).

(6) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the Fiscal Year ended September 30, 1994 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).

(7) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the Fiscal Year ended September 30, 1995 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).

(8) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).




(D)      FINANCIAL STATEMENT SCHEDULES

         The Company hereby files as financial statement schedules to this Form 10-K the Consolidated Financial Statement Schedules listed in Item 14(a)2 above which are attached hereto.







                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DATAWATCH CORPORATION


Date:  December 26, 1996               By:  /s/Thomas R. Foley
       --------------------                 ----------------------------------
                                            Thomas R. Foley
                                            President, Chief Executive Officer
                                            and Director
                                            (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                            Title                      Date
---------                                            -----                      ----

/s/Thomas R. Foley                          President, Chief Executive          December 26, 1996
------------------------------------
Thomas R. Foley                             Officer and Director


/s/Bruce R. Gardner                         Executive Vice President            December 26, 1996
------------------------------------
Bruce R. Gardner                            and Treasurer, and Director
(Principal Financial
 and Accounting Officer)


/s/John A. Blaeser                          Director                            December 26, 1996
------------------------------------
John A. Blaeser


/s/Jerome Jacobson                          Director                            December 26, 1996
------------------------------------
Jerome Jacobson


/s/David Riddiford                          Director                            December 26, 1996
------------------------------------
David Riddiford





                                       27






--------------------------------------------------------------------------------
DATAWATCH CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets as of September 30, 1996 and 1995 and Consolidated Statements of Operations, Changes in Shareholders' Equity, and Cash Flows for the Years Ended September 30, 1996, 1995 and 1994 and Independent Auditors' Report







DATAWATCH CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                      PAGE

INDEPENDENT AUDITORS' REPORT                                            1

CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 1996
   AND 1995 AND FOR THE THREE YEARS IN THE PERIOD ENDED
   SEPTEMBER 30, 1996:

   Consolidated Balance Sheets                                          2

   Consolidated Statements of Operations                                3

   Consolidated Statements of Changes in Shareholders' Equity           4

   Consolidated Statements of Cash Flows                                5

   Notes to Consolidated Financial Statements                         6-15








INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Datawatch Corporation
Wilmington, Massachusetts

We have audited the accompanying consolidated balance sheets of Datawatch Corporation and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the consolidated financial statement schedule listed in
Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datawatch Corporation and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 2 to the consolidated financial statements, the consolidated financial statements have been restated to give retroactive effect to the March 12, 1996 merger of Datawatch Corporation and WorkGroup Systems Limited, which has been accounted for as a pooling-of-interests.


                                                  /s/ Deloitte & Touche LLP

November 25, 1996



DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND 1995
------------------------------------------------------------------------------------


ASSETS                                                    1996            1995

CURRENT ASSETS:
  Cash and equivalents                                $   1,696,349   $     876,802
  Short-term investments                                    792,665         885,659
  Accounts receivable, less allowance for doubtful
   accounts and sales returns of $73,000 in 1996
   and $83,000 in 1995                                    7,767,748       5,230,685
  Inventories                                               480,758         262,528
  Prepaid advertising and other expenses                  1,264,798       1,508,179
                                                          ---------       ---------

           Total current assets                          12,002,318       8,763,853
                                                          ---------       ---------

PROPERTY AND EQUIPMENT:
  Office furniture and equipment                          3,174,964       2,490,719
  Manufacturing and engineering equipment                   359,795         246,247
                                                          ---------       ---------

                                                          3,534,759       2,736,966
  Less accumulated depreciation
    and amortization                                     (1,737,733)     (1,197,419)
                                                          ---------       ---------

           Net property and equipment                     1,797,026       1,539,547
                                                          ---------       ---------
OTHER ASSETS                                                400,062         596,990
                                                          ---------       ---------

EXCESS OF COST OVER NET ASSETS OF
  ACQUIRED COMPANIES - Less accumulated
    amortization of $1,877,461 in 1996 and
    $1,452,990 in 1995                                    1,041,165       1,457,742
                                                          ---------       ---------

                                                     $   15,240,571  $   12,358,132
                                                     ==============  ==============





---------------------------------------------------------------------------------


  LIABILITIES AND SHAREHOLDERS' EQUITY                1996            1995

  CURRENT LIABILITIES:
    Accounts payable                               $     2,914,952 $     2,718,825
    Accrued expenses                                     1,063,129       1,815,419
    Deferred revenue                                     1,946,473       1,314,655
    Borrowings under credit lines                          636,806          81,847
    Current portion of long-term obligations               230,501         201,348
                                                         ---------       ---------

             Total current liabilities                   6,791,861       6,132,094
                                                         ---------       ---------

  LONG-TERM OBLIGATIONS                                    209,824         163,868
                                                         ---------       ---------

  COMMITMENTS

  SHAREHOLDERS' EQUITY:
    Common stock, par value $.01; authorized,
    20,000,000 shares; issued and
    outstanding, 8,965,988 shares in 1996
    and 8,629,135 shares in 1995                           89,659           86,291
    Additional paid-in capital                         18,665,402       17,614,360
    Accumulated deficit                               (10,538,117)     (11,663,477)
    Cumulative translation adjustment                      21,942           24,996
                                                         ---------       ---------

            Total shareholders' equity                  8,238,886        6,062,170



                                                         ---------       ---------


                                                   $   15,240,571   $   12,358,132
                                                   ==============   ==============



 See notes to consolidated financial statements.


DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
------------------------------------------------------------------------------------------------------------------------


                                                                         1996               1995                1994

NET SALES                                                          $  30,022,122       $  23,359,981      $  16,882,142

COSTS AND EXPENSES:
  Cost of sales                                                        4,516,456           3,808,995          3,253,036
  Engineering and product development                                  2,338,724           2,219,930          2,124,655
  Selling, general and administrative                                 22,039,420          17,650,010         14,578,885
                                                                   -------------       -------------      -------------

INCOME (LOSS) FROM OPERATIONS                                          1,127,522            (318,954)        (3,074,434)

INTEREST EXPENSE                                                         (96,184)            (75,449)           (19,914)

OTHER INCOME - Primarily interest                                         49,162              67,688             65,178

FOREIGN CURRENCY TRANSACTION GAINS                                        11,860              23,292             17,403

BENEFIT (PROVISION ) FOR INCOME TAXES                                     33,000             (28,000)           (31,000)
                                                                   -------------       -------------      -------------

NET INCOME (LOSS)                                                 $    1,125,360      $     (331,423)     $  (3,042,767)
                                                                  ==============      ==============      =============

NET INCOME (LOSS) PER SHARE                                       $         0.13      $        (0.04)     $       (0.41)
                                                                  ==============      ==============      =============

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                                                   8,943,862           8,204,502          7,372,946
                                                                  ==============      ==============      =============

See notes to consolidated financial statements.



DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                 Additional                  Cumulative
                                                             Common Stock         Paid-in    Accumulated     Translation
                                                          Shares       Amount     Capital      Deficit       Adjustments      Total


BALANCE, OCTOBER 1, 1993, As previously reported        5,919,670  $   59,197  $16,316,478  $ (8,652,605)   $ (3,050)   $ 7,720,020

  Adjustment for pooling-of-interest of  WorkGroup      1,437,000      14,370      147,348       204,397          19        366,134
                                                        ---------  ----------  -----------  ------------    --------    -----------

BALANCE, OCTOBER 1, 1993, As restated                   7,356,670      73,567   16,463,826    (8,448,208)     (3,031)     8,086,154

  Common stock options exercised                           22,086         220       14,585                                   14,805

  Translation adjustment                                                                                      49,475         49,475

  Adjustment to change fiscal year of WorkGroup                                                  158,921                    158,921

  Net loss                                                                                    (3,042,767)                (3,042,767)
                                                        ---------  ----------  -----------  ------------    --------    -----------

BALANCE, SEPTEMBER 30, 1994                             7,378,756      73,787   16,478,411   (11,332,054)     46,444      5,266,588

  Common stock options exercised                           97,039         970       71,123                                   72,093

  Warrants exercised, net of offering costs             1,153,340      11,534    1,064,826                                1,076,360

  Translation adjustment                                                                                     (21,448)       (21,448)

  Net loss                                                                                      (331,423)                  (331,423)
                                                        ---------  ----------  -----------  ------------    --------    -----------

BALANCE, SEPTEMBER 30, 1995                             8,629,135      86,291   17,614,360   (11,663,477)     24,996      6,062,170

  Common stock options exercised                          217,411       2,174      203,264                                  205,438

  Warrants exercised, net of offering costs               119,442       1,194      847,778                                  848,972

  Translation adjustment                                                                                      (3,054)        (3,054)

  Net income                                                                                   1,125,360                  1,125,360
                                                        ---------  ----------  -----------  ------------    --------    -----------

BALANCE, SEPTEMBER 30, 1996                             8,965,988  $   89,659  $18,665,402  $(10,538,117)    $21,942    $ 8,238,886
                                                        =========  ==========  ===========  ============     =======    ===========


See notes to consolidated financial statements.






DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
-------------------------------------------------------------------------------------------------------------------------

                                                                                    1996            1995            1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         $     1,125,360 $    (331,423)$   (3,042,767)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Adjustment to change fiscal year of WorkGroup                                               158,921
      Depreciation and amortization                                               1,223,162       975,254        936,817
      Write-off of assets under contractual obligation                                                         1,104,961
      Changes in current assets and liabilities:
        Inventories                                                                (218,230)      (20,900)       101,409
        Prepaid advertising and other expenses                                      243,381      (641,303)       364,189
        Accounts receivable                                                      (2,537,062)   (1,819,261)      (746,605)
        Accounts payable and accrued expenses                                      (567,112)      914,894        869,708
        Deferred revenue                                                            631,818       581,524       (244,071)
                                                                             -------------- -------------   ------------

           Net cash used in operating activities                                    (98,683)     (182,294)      (656,359)
                                                                             -------------- -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and fixtures - net                                        (564,129)     (381,298)      (247,063)
  Payment received on asset held under contractual obligation                                                    123,131
  Proceeds from sale of short-term investments                                    2,312,478       676,733      3,977,694
  Purchase of short-term investments                                             (2,219,484)   (1,562,392)    (1,984,033)
  Other assets                                                                       25,571      (393,006)      (193,442)
                                                                             -------------- -------------   ------------

           Net cash (used in) provided by investing activities                     (445,564)   (1,659,963)     1,676,287
                                                                             -------------- -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                                      1,054,410     1,148,453         14,805
  Principal payments on long-term obligations                                      (245,575)     (136,833)      (332,418)
  Borrowings under credit lines - net                                               554,959        81,847
  Proceeds from equipment financing agreement                                                                     64,636
                                                                             -------------- -------------   ------------

           Net cash provided by (used in) financing activities                    1,363,794     1,093,467       (252,977)
                                                                             -------------- -------------   ------------

NET INCREASE (DECREASE)  IN CASH AND EQUIVALENTS                                    819,547      (748,790)       766,951

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                             876,802     1,625,592        858,641
                                                                             -------------- -------------   ------------

CASH AND EQUIVALENTS, END OF YEAR                                            $    1,696,349 $     876,802   $  1,625,592
                                                                             -------------- -------------   ------------

SUPPLEMENTAL INFORMATION:
  Interest paid                                                              $       96,184 $      75,449   $     19,914
                                                                             -------------- -------------   ------------

  Income taxes paid                                                          $       78,922 $           0   $          0
                                                                             -------------- -------------   ------------

NONCASH INVESTING AND FINANCING ACTIVITIES - Equipment
  acquired under capital lease agreements                                    $      320,684 $     259,713   $    168,202
                                                                             -------------- -------------   ------------

See notes to consolidated financial statements.


DATAWATCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF BUSINESS - Datawatch Corporation and its wholly owned subsidiaries, Personics Corporation ("Personics"), Pole Position Software GmbH ("Pole Position") and WorkGroup Systems Limited ("WorkGroup") (collectively, the "Company") develop, market and distribute personal computer software products. The Company also provides a wide range of consulting services surrounding the implementation and support of its software products.

      PRINCIPLES OF CONSOLIDATION - The financial statements are consolidated to include the accounts of Datawatch Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been restated to give retroactive effect to the pooling-of-interests of WorkGroup on March 12, 1996 (see Note 2). The term "Datawatch," as used herein, refers to Datawatch Corporation and its wholly owned subsidiaries prior to the pooling-of-interests of WorkGroup. WorkGroup's fiscal year end had historically ended on December 31, while Datawatch's fiscal year had ended on September 30. Effective January 1, 1995, WorkGroup changed its fiscal year end from December 31 to September
      30. Accordingly, the accompanying consolidated financial statements for the fiscal year ended September 30, 1994 combine information for Datawatch's fiscal year ended September 30, 1994 with WorkGroup's fiscal year ended December 31, 1994.

      Due to the different fiscal year ends of the combined companies, the results of WorkGroup for the three months ended December 31, 1994, have been included in the consolidated statements of operations for both years ended September 30, 1995 and 1994. WorkGroup's net sales for the three months ended December 31, 1994 were approximately $1,471,000. WorkGroup's net loss for the three months ended December 31, 1994 was approximately $159,000 and has been included as an adjustment in the consolidated statement of changes in shareholders' equity.

      REVENUE RECOGNITION - Software - Revenues from sales of software products are recognized at the time of shipment when no significant obligations remain and collectibility is probable. The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30-60 days from the date of purchase. Software products sold directly to end-users include a guarantee under which such customers may return products within 60 days for a full refund. During each of the three years in the period ended September 30, 1996, returns under these warranty and guarantee arrangements were not material.

      REVENUE RECOGNITION - Services and Other - Revenues from the sale of annual subscription agreements to provide upgrades for minor product improvements and new virus protection are deferred at the time of sale. Revenues from the sale of separate consulting agreements to provide field service support are also deferred at the time of sale. The Company recognizes its revenue on these agreements ratably over a twelve-month period.

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      REVENUE RECOGNITION - Services and Other (Continued) - Revenues from consulting services performed in connection with the sale of bundled products and services (principally at the Company's WorkGroup subsidiary) are recognized at the time of the shipment of software if the consulting services are expected to be provided within a short period of time after the shipment of the related product (i.e., within a few weeks) and the cost of such services are estimable. If consulting services are not expected to be provided within a short period of time after the shipment of the related product, such revenues are deferred and recognized as revenue as the services are provided. Prior to July 1996, substantially all of the Company's bundled consulting services were expected to be, and were, provided within a short period of time after the shipment of the related product. For shipments made in and subsequent to July 1996, the Company has determined that, due to changes in the volume of the Company's sales, as well as the increased complexity in the Company's products, bundled consulting services may not be provided within a short period of time after the shipment of the related product and, accordingly, revenues from such consulting services are being deferred and recognized as revenue as the services are provided.

      CASH AND EQUIVALENTS - Cash and equivalents includes cash on hand, cash deposited with banks and highly liquid debt securities with remaining maturities of 90 days or less when purchased.

      SHORT-TERM INVESTMENTS - Short-term investments consist of United States Treasury Bills with relatively short-term maturities for which the carrying value approximates market.

      OTHER  ASSETS - At  September  30, 1996 and 1995,  other  assets  included approximately $21,000 and $81,000, respectively, of unamortized capitalized software products resulting from acquisitions. Amortization is provided over estimated lives of 1 to 5 years on a straight-line basis. Amortization was approximately $60,000 in 1996 and 1995 and $177,000 in 1994.

      Copyright-related costs accounted for the majority of the remaining balance. These costs are being amortized on a basis consistent with the capitalized software products mentioned above.

      ADVERTISING AND PROMOTIONAL MATERIALS - Advertising costs are expensed as incurred and amounted to approximately $917,000 in 1996 and $640,000 in 1995 and $1,170,000 in 1994. Direct mail/direct response costs are expensed as the associated revenue is recognized. The amortization period is based on historical results of previous mailers (generally 3 to 4 months from the date of the mailing). Direct mail expense was approximately $3,970,000 in 1996, $4,000,000 in 1995 and $2,680,000 in
      1994.

      CONCENTRATION OF CREDIT RISKS AND MAJOR CUSTOMERS - The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end-users under normal credit terms. One customer individually accounted for 13% of net sales in 1996 and 10% of net sales in both 1995 and 1994. No base of customers in one geographic area constitutes a significant portion of sales. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

      INVENTORIES - Inventories consist of software components - primarily software manuals, diskettes and retail packaging materials. Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method.

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      PROPERTY AND EQUIPMENT - Purchased equipment and fixtures are recorded at cost. Leased equipment is recorded at the present value of the minimum lease payments required during the lease term. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets and over the terms, if shorter, of the related leases. Useful lives and lease terms range from 3 to 7 years.

      INCOME TAXES - The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective October 1, 1993. There was no cumulative effect adjustment for the adoption of the new statement and prior financial statements have not been restated. Prior to this time, the Company accounted for taxes under Accounting Principles Board ("APB") No. 11.

      EXCESS OF COST OVER NET ASSETS OF ACQUIRED COMPANIES - The excess of cost over net assets of acquired companies is being amortized on a straight-line basis over seven years. In addition, the net carrying amount of the excess of cost over net assets of acquired companies is reduced if it is probable that the estimated undiscounted operating income (defined as operating cash flow less depreciation and amortization) from related operations will be less than the carrying amount of the excess of cost over net assets of acquired companies.

      ACCOUNTING ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and deferred revenue approximate fair value because of their short-term nature. The carrying amount of the Company's current and long-term obligations approximate fair value.

      POOLING-OF-INTERESTS   -  All  share   and  per   share   data  have  been
      retroactively adjusted to reflect the pooling-of-interests of WorkGroup.

      NET INCOME PER COMMON SHARE - Net income per common share is computed upon the weighted average number of common and common equivalent shares outstanding during each period presented after retroactive adjustment for the pooling-of-interests. Common stock equivalents consist of dilutive stock options and common stock warrants.

      FOREIGN CURRENCY TRANSACTIONS - Gains and losses resulting from transactions and related accounts that are denominated in currencies other than the U.S. dollar are included in the net operating results of the Company in accordance with SFAS No. 52.

      FOREIGN CURRENCY TRANSLATIONS - The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No.
      52. The related translation adjustments are reported as a separate component of shareholders' equity.

      RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current financial statement presentation.

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      ACCOUNTING FOR LONG-LIVED ASSETS - The Financial Accounting Standards Board ("FASB") has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This
      statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted this standard in fiscal 1996. The adoption did not have a material effect on the Company's consolidated financial position or results of operations.

      ACCOUNTING FOR STOCK-BASED COMPENSATION - In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company's fiscal year 1997. This standard requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation costs to be measured based on the fair value of stock options awarded. The Company has evaluated this standard and, as permitted under SFAS No. 123, has decided that it will not adopt the fair value method and will continue to use APB No. 25 for the measurement and recognition of employee stock-based transactions. As a result, compliance with this standard during fiscal 1997 will have no impact on the Company's 1997 consolidated financial statements other than the required additional disclosure of the pro forma effect of SFAS No. 123 on net income and earnings per share.

2.    POOLING-OF-INTERESTS

      On March 12, 1996, the Company acquired all of the outstanding shares of capital stock of WorkGroup in exchange for an aggregate of 1,437,000 shares of the Company's common stock, with 143,698 of such issued shares held in escrow for contingent liabilities. The acquisition has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements have been restated to include the accounts and operations of WorkGroup for all periods presented. Costs related to the pooling-of-interests of $450,000 were expensed during fiscal 1996.

      Net sales and net income (loss) of the separate companies for the years ended September 30 were as follows:






                                        1996                1995               1994
Net sales:
  Datawatch                    $   20,008,921       $  16,633,288      $  11,521,444
  WorkGroup                        10,389,664           7,034,639          5,412,058
  Eliminations                       (376,463)           (307,946)           (51,360)
                               --------------       -------------      -------------

Combined                       $   30,022,122       $  23,359,981      $  16,882,142
                               ==============       =============      =============

Net income (loss):
  Datawatch                    $    1,461,556       $     818,345      $  (3,285,562)
  WorkGroup                          (327,463)         (1,075,482)           277,967
  Eliminations                         (8,733)            (74,286)           (35,172)
                               --------------       -------------      -------------

Combined                       $    1,125,360       $    (331,423)     $  (3,042,767)
                               ==============       =============      =============


2.    POOLING-OF-INTERESTS (CONTINUED)

      On November 21, 1996, the Company redeemed 32,052 shares of the 143,698 escrowed shares in connection with the settlement of certain WorkGroup contingent liabilities.

      As of September 30, 1995, the Company acquired Pole Position, a German software developer, in exchange for 300,000 shares of the Company's common stock. The acquisition has been accounted for as a pooling-of-interests. Costs related to the pooling-of-interests of $70,208 were expensed during fiscal 1995.

3.    INVENTORIES

      Inventories consisted of the following at September 30:


                                               1996            1995

Raw materials                              $  218,615      $  198,917
Work in process                                 2,458           2,974
Finished goods                                259,685          60,637
                                              -------          ------

Total                                      $  480,758      $  262,528
                                           ==========      ==========



4.    ACCRUED EXPENSES

      Accrued expenses consisted of the following at September 30:


                                                  1996              1995
                                                  ----              ----
Accrued salaries and benefits             $     222,921     $     600,707
Accrued royalties and commissions               491,960           489,778
Accrued legal and accounting                    142,758           200,145
Accrued rent and property taxes                  80,487           124,373
Other                                           125,003           400,416
                                                -------           -------

Total                                     $   1,063,129     $   1,815,419
                                          =============     =============


5.    COMMITMENTS AND OBLIGATIONS

      Leases - The Company leases various facilities under noncancelable operating leases which expire through 2000. The lease agreements provide for the payment of minimum annual rentals and a pro-rata share of real estate taxes and maintenance expenses. The Company has an option to renew the lease for certain facilities for an additional five years commencing in 2000. Rental expense for all operating leases was approximately $851,000, $714,000 and $650,000 for the years ended September 30, 1996,
      1995 and 1994, respectively.

5.    COMMITMENTS AND OBLIGATIONS (CONTINUED)

      As of September 30, 1996, minimum rental commitments under capital and noncancelable operating leases are as follows:


YEAR ENDING                                            CAPITAL         OPERATING
SEPTEMBER 30                                            LEASES            LEASES

1997                                                $  263,950      $    913,379
1998                                                   174,496           812,949
1999                                                    69,692           609,443
2000                                                                     449,155
                                                    ----------      ------------
Total minimum lease payments                           508,138      $  2,784,926
                                                                    ============
Less amount representing interest                       67,813
                                                    ----------
Present value of minimum lease payments                440,325

Less current portion                                   230,501
                                                    ----------
Long-term obligations                               $  209,824
                                                    ==========



      The cost and the related accumulated amortization of equipment leased under capital lease agreements was approximately $958,000 and $448,000 at September 30, 1996, respectively, and $640,000 and $225,000 at September 30, 1995, respectively. Amortization expense was $224,000, $142,000 and $104,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

      ROYALTIES - The Company is also committed to pay royalties relating to the sales of software products. Royalty expense was approximately $1,900,000, $1,630,000 and $1,300,000 for the years ended September 30, 1996, 1995 and
      1994, respectively.

6.    LINE OF CREDIT

      The Company's line of credit with a bank expired on October 31, 1996 and was extended to October 30, 1997. The extended line of credit was modified to provide for maximum borrowings up to the lesser of $1,500,000 or 50%-75% of defined eligible accounts receivable. Borrowings under the line are collateralized by substantially all assets of the Company. Outstanding borrowings will bear interest at the bank's prime rate plus 1.0%. The agreement requires compliance with certain financial and other covenants which specify, among other things, dividend restrictions, certain quarterly profitability levels, a minimum tangible capital base (as defined), and minimum leverage and liquidity levels. As of September 30, 1996, there were no outstanding borrowings under the line of credit.

      The Company has an additional line of credit facility with a U.K. bank which provides for borrowings up to approximately $640,000. Outstanding borrowings are payable on demand and bear interest at the prime rate plus 3.0% on borrowings up to $160,000 and at prime plus 6% on any excess borrowings. The agreement requires compliance with certain financial and other covenants. Amounts due to the bank under this facility are approximately $637,000 and $82,000 at September 30, 1996 and 1995, respectively.

7.    INCOME TAXES

      INCOME TAXES - At September 30, 1996, the Company had available approximately $6,000,000 of regular tax loss carryforwards for federal and state purposes (approximately $2,000,000 of which may be subject to limitations under certain federal and state income tax regulations) which commence expiring in 2007. An alternative minimum tax credit of $119,000 at September 30, 1996 is available for offset against future regular federal taxes. Research and development credits of $196,000 at September 30, 1996 expire in 2005.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards and credits. The tax effects of significant items comprising the Company's net deferred tax liability as of September 30 were as follows:


                                                              1996               1995
Deferred tax liabilities:
   Depreciation and amortization                     $        28,174     $      112,946
   Other                                                      20,041              7,987
                                                          ----------         ----------

                                                              48,215            120,933
Deferred tax assets:
   Inventory reserves                                         69,947             71,856
   Accounts and notes receivable reserves                    184,063            112,421
   Net operating loss carryforwards                        2,430,356          3,364,401
   Research and development credits                          195,817            195,817
   Alternative minimum tax credits                           119,000             89,000
                                                          ----------         ----------

                                                           2,950,968          3,712,562

Valuation allowance                                       (2,950,968)        (3,712,562)
                                                          ----------         ----------

Deferred taxes, net                                  $             0     $            0
                                                     ===============     ==============


      The Company has experienced significant losses prior to fiscal year 1996. Accordingly, management believes the tax benefits do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset. The valuation allowance decreased by approximately $762,000 and $185,000 in 1996 and 1995, respectively.

      The following reconciles the Company's effective tax rate to the federal statutory rate of 34% for the years ended September 30, 1996, 1995 and 1994:

                                                                  1996            1995                 1994

Taxes (benefit) at federal statutory rate                     $  372,000       $ (103,000)       $ (1,024,000)
Utilization of net operating loss carryforwards                 (507,000)        (287,000)           (105,000)
Net operating loss carryforwards not recognized                  133,000          365,000           1,117,000
Other                                                            (61,000)          28,000              43,000
Alternative minimum tax                                           30,000           25,000
                                                                  ------           ------           ---------
Provision (benefit) for income taxes                          $  (33,000)      $   28,000        $     31,000
                                                              ==========       ==========        ============


8.    SHAREHOLDERS' EQUITY

      STOCK OPTIONS - Under the Company's 1987 Stock Plan (the "Plan"), nonqualified and incentive stock options to purchase up to a maximum of 790,791 shares of common stock may be granted to certain employees, officers, consultants and directors, at exercise prices not less than fair market value at the date of the grant. Options become exercisable as specified at the date of grant and generally expire ten years from the date of grant.

      The Company has also adopted the 1996 Non-Employee Director Stock Option Plan that provides for the award of up to 72,000 shares.

      The following table summarizes option activity:


                                                                 Exercise
                                                                   Price
                                                    Shares       Per Share

Outstanding, October 1, 1993                       467,826     $0.44 - 4.00
    Granted                                        300,250      1.00 - 1.50
    Canceled                                      (296,500)     0.73 - 4.00
    Exercised                                      (22,086)     0.44 - 0.73
                                                 ----------

Outstanding, September 30, 1994                    449,490      0.73 - 2.75
    Granted                                          9,000      2.47 - 3.44
    Canceled                                       (41,832)     1.00 - 2.75
    Exercised                                      (97,039)     0.73 - 1.00
                                                 ----------

Outstanding, September 30, 1995                    319,619      0.73 - 3.44
    Granted                                        181,000      4.63 - 10.13
    Canceled                                        (7,667)     3.44 - 5.00
    Exercised                                     (217,411)     0.73 - 3.44
                                                 ----------
Outstanding, September 30, 1996                    275,541      1.00 - 10.13
                                                 ==========
Exercisable, September 30, 1996                     13,626
                                                 ==========




      The Company has reserved 292,201 shares of common stock for issuance upon exercise of stock options and stock purchase warrants (see Note 9).

      PREFERRED STOCK - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $.01 per share. No shares of preferred stock were outstanding at September 30, 1996 and 1995.

9.    STOCK PURCHASE WARRANTS

      In connection with its initial public offering in 1992, the Company issued warrants to purchase shares of common stock (the "Warrants"), expiring May 28, 1996, subject to earlier redemption by the Company, at an exercise price of $7.50 per share.

      In June 1994, the Company's Board of Directors (the "Board") approved a proposal to reduce the exercise price of each Warrant exercised during the period from October 3, 1994 to December 12, 1994. On December 12, 1994, the Board extended the period to February 10, 1995. Pursuant to this offer, 1,066,540 Warrants had been exercised as of September 30, 1995, providing a net aggregate of $1,076,360 cash consideration. During 1996, 119,442 Warrants were exercised, providing a net aggregate of $848,972 cash consideration, and 64,019 Warrants expired. As of September 30, 1996, all Warrants have either been exercised or have expired.

10.   RETIREMENT SAVINGS PLAN

      The Company has a 401(k) retirement savings plan covering substantially all of the Company's full-time domestic employees. Under the provisions of the plan, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company has not made any contributions during 1996, 1995 or 1994.

11.   SEGMENT INFORMATION

      Summarized information about the Company's operations by geographic area is as follows:


                                                                   United
                                              Domestic             Kingdom         Eliminations          Total

YEAR ENDED SEPTEMBER 30, 1996
Net sales                                  $   19,980,505      $   10,418,080      $   (376,463)    $   30,022,122
Income (loss) from operations                   1,802,456            (666,201)           (8,733)         1,127,522
Identifiable assets                            12,329,945           4,658,682        (1,748,056)        15,240,571


YEAR ENDED SEPTEMBER 30, 1995
Net sales                                      16,425,189           7,242,738          (307,946)        23,359,981
Income (loss) from operations                     945,860          (1,190,528)          (74,286)          (318,954)
Identifiable assets                             9,918,844           2,551,838          (112,550)        12,358,132


YEAR ENDED SEPTEMBER 30, 1994
Net sales                                      11,124,226           5,809,276           (51,360)        16,882,142
Income (loss) from operations                  (3,292,851)            253,589           (35,172)        (3,074,434)
Identifiable assets                             7,354,952           2,317,965           (26,593)         9,646,324



      WorkGroup's revenue and loss from operations for the three months ended December 31, 1994 of $1,471,000 and ($159,000), respectively, have been included in the United Kingdom amounts above for both years ended September 30, 1995 and 1994 (see Note 1).

      Export  sales   aggregated   approximately   $4,105,000,   $3,496,000  and
      $2,433,000 in 1996, 1995 and 1994, respectively.

12.   SUBSEQUENT EVENT

      On November 7, 1996, the Company acquired all of the outstanding capital stock of Guildsoft Holdings Limited ("Guildsoft"), a U.K.-based software distributor, in exchange for an aggregate of 125,000 shares of the Company's common stock, with 12,500 of such issued shares held in escrow for contingent liabilities. The acquisition will be accounted for as an asset purchase. On an unaudited pro forma basis, if the acquisition had taken place on October 1, 1995, net sales for fiscal 1996 would have been approximately $31,900,000 and net income for fiscal 1996 would not have been materially different from the amount previously reported.

                                   * * * * * *


                                                             Schedule VIII
                                                   DATAWATCH CORPORATION & SUBSIDIARIES
                                                     VALUATION AND QUALIFIED ACCOUNTS


-----------------------------------------------------------------------------------------------------------------------------------
COLUMN A                                    COLUMN B                 COLUMN C                    COLUMN D            COLUMN E
-----------------------------------------------------------------------------------------------------------------------------------

Description                                 Balance at                 Additions                 Deductions          Balance at
                                            Beginning                  Charged To                from                End of Period
                                            Period                   Costs &                     Reserves
                                                                     Expenses(a) Other

-----------------------------------------------------------------------------------------------------------------------------------

Year Ended September 30, 1996
-----------------------------
Allowance-doubtful accounts
  and sales returns                              $83,064                $42,349            ($52,268)(b)(c)              $73,145
                                                 ------------------------------------------------------------------------------
TOTAL                                            $83,064                $42,349   $0       ($52,268)                    $73,145
                                                 ==============================================================================


Year Ended September 30, 1995
-----------------------------
Allowance-doubtful accounts
  and sales returns                               $68,590               $74,550            ($60,076)(b)(c)              $83,064
                                                 ------------------------------------------------------------------------------
TOTAL                                             $68,590               $74,550   $0       ($60,076)                    $83,064
                                                 ==============================================================================


Year ended September 30, 1994
-----------------------------
Allowance-doubtful accounts
  and sales return                               $198,649               $92,562            ($222,621)(b)(c)             $68,590
Allowance-assets held
  under contractual
  obligation                                    1,401,840             1,208,395           (2,610,235)(b)
                                               ---------------------------------------------------------------------------------
TOTAL                                          $1,600,489            $1,300,957   $0     ($2,832,856)                   $68,590
                                               =================================================================================

(a) Current year provision
(b) Doubtful accounts written off
(c) Product returns

