Form 10-Q
period 1996-12-31
DATAWATCH CORP
filed 1997-02-13
CIK 792130

UNITED STATES
       	SECURITIES AND EXCHANGE COMMISSION
             	Washington, D.C. 20549

                 	FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         December 31, 1996

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

					Yes   X  		No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

          Class                  Outstanding at February 11, 1997

Common stock, $.01 par value              		9,100,321



                           	DATAWATCH CORPORATION

                             	TABLE OF CONTENTS


                                                  	Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	a)	Consolidated Condensed Balance Sheets:
  		December 31, 1996 and September 30, 1996	           	3

	b)	Consolidated Condensed Statements of Operations:
  		Three Months Ended December 31, 1996 and 1995      		4

	c)	Consolidated Condensed Statements of Cash Flows:
  		Three Months Ended December 31, 1996 and 1995	      	5

	d)	Notes to Consolidated Condensed Financial
   	Statements				                                      	6


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations   	7


PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings		                            	*
Item 2.  Changes in Securities		                        	*
Item 3.  Default upon Senior Securities	                	*
Item 4.  Submission of Matters to a Vote of
		         Security Holders		                           	*
Item 5.  Other Information		                            	*
Item 6.  Exhibits and Reports on Form 8-K	             	13

SIGNATURES

* No information provided due to inapplicability of item.


                                    PART I.

Item 1. Financial Statements

                            	DATAWATCH CORPORATION
                    	CONSOLIDATED CONDENSED BALANCE SHEETS


                                   	          December 31,  September 30,
	 	                                               1996	         1996
                                              (Unaudited)     (Audited)
ASSETS

CURRENT ASSETS:
	Cash and equivalents		                      	$   703,109 	$ 	1,696,349
	Short-term investments		                        	643,520     		792,665
	Accounts receivable, net		                    	9,651,704 	  	7,767,748
	Inventories		                                   	790,344 	    	480,758
	Prepaid advertising and other expenses		  	    1,662,745	   	1,264,798

		Total current assets		  	                    13,451,422	 	 12,002,318

PROPERTY PLANT & EQUIPMENT
	Property and equipment			                       4,155,118	  	3,534,759
	Less accumulated depreciation and
   amortization  		                             (2,100,403)	 (1,737,733)

		Net property and equipment		  	                2,054,715 	  1,797,026

OTHER ASSETS		                                   	 358,048	    	400,062

EXCESS OF COST OVER NET ASSETS OF
	ACQUIRED COMPANIES		  	                         1,747,381	  	1,041,165

TOTAL ASSETS		                               	 $17,611,566	 $15,240,571


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
	Accounts payable		                           	$ 3,696,939 	$ 2,914,952
	Accrued expenses		                             	1,370,575	  	1,063,129
	Deferred revenue	                             		2,162,361	  	1,946,473
	Borrowings under credit lines		                  	317,995	    	636,806
	Current portion of long-term debt		  	            294,545	    	230,501

		Total current liabilities		                  	 7,842,415	  	6,791,861

LONG-TERM DEBT		                                 	 215,067	    	209,824

TOTAL LIABILITIES		                             	8,057,482 	 	7,001,685

SHAREHOLDERS' EQUITY:
	Common stock                                    			91,002     		89,659
	Additional paid-in capital	                  	 19,710,382 		18,665,402
	Accumulated deficit		                         (10,115,679		(10,538,117)
	Common stock held in treasury		                 	(140,388)
	Cumulative translation adjustment		                	8,767      	21,942

		Total shareholders' equity		                  	9,554,084  		8,238,886

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY		    	$17,611,566		$15,240,571


See notes to consolidated condensed financial statements.

Item 1.  Financial Statements (continued)

                               	DATAWATCH CORPORATION
                  	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                        	       	  	Three Months Ended
		  		                                                  December 31,
                                               			    1996	 	       1995

NET SALES .......................................		$ 8,219,472		$ 6,765,020
COSTS AND EXPENSES:
	Cost of sales ..................................	  	1,460,033	  	1,074,417
	Engineering & product development ..............	    	659,417	    	518,974
	Selling, general and administrative	.............  	5,710,576   	5,115,970

INCOME FROM OPERATIONS	............... 	              	389,446	     	55,659

INTEREST EXPENSE.................................	    	(30,095)   		(22,762)

OTHER INCOME, primarily interest.................		     16,029	     	16,168

FOREIGN CURRENCY TRANSACTION GAINS.............. 	  	   47,058	   	  16,103

NET INCOME				                                    	$   422,438	  $   65,168

NET INCOME PER COMMON SHARE 	..............     	 	$       .05	 	$      .01


WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
 COMMON EQUIVALENT SHARES OUTSTANDING............	   9,154,200	  	8,883,094

See notes to consolidated condensed financial statements.



Item 1.  Financial Statements (continued)

                              	DATAWATCH CORPORATION
                 	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   	(Unaudited)

                                         	              THREE MONTHS ENDED
		                                                         December 31,
                                                          	1996		   1995
CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income	                                        		$ 422,438		$   65,168
	Adjustments to reconcile net income to net cash:
		Depreciation and amortization			                      383,397	   	222,212
		Changes in current assets and liabilities:
			Inventories	                                       		(86,127)   		16,907
			Prepaid advertising and other expenses		           	(280,387)	  	548,445
			Accounts receivable			                            (1,489,576)	(1,075,067)
			Accounts payable and accrued expenses		             	270,136    		24,322
			Deferred revenue		    	                              215,888	   	(62,444)

	Net cash used in operating activities		              	(564,231) 		(260,457)

CASH FLOWS FROM INVESTING ACTIVITIES:
	Additions to equipment and fixtures	                		(304,783)	  	(69,706)
	Proceeds from maturity of short-term investments			    637,956   		686,461
	Purchase of short-term investments                   	(488,811) 		(247,042)
	Acquisition of Guildsoft Holdings Ltd., net of
		working capital acquired	                            		49,470
	Other assets		                                         	31,135	    	9,352

	Net cash (used in) provided by investing activities		 	(75,033   	379,065

CASH FLOWS FROM FINANCING ACTIVITIES:
	Proceeds from issuance of common stock		                	9,333	    	2,026
	Principal payments on long-term obligations	         		(44,498)	 	(12,795)
	Borrowings under credit lines		                      	(318,811)	 	(81,847)

	Net cash used in financing activities		              	(353,976)  	(92,616)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS			     (993,240)		  25,992

CASH AND EQUIVALENTS, BEGINNING OF PERIOD		          	1,696,349   	876,802

CASH AND EQUIVALENTS, END OF PERIOD		               	$  703,109		$ 902,794


See notes to consolidated condensed financial statements.

Item 1.  Financial Statements (continued)

	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation:  The unaudited consolidated condensed balance sheet as of December 31, 1996 and the audited consolidated condensed balance sheet as of September 30, 1996 are presented herein. The unaudited consolidated condensed statements of operations for the three months ended December 31, 1996 and 1995, and the unaudited consolidated condensed statements of cash flows for the three months ended December 31, 1996 and 1995 are presented herein. In the opinion of management, these statements include all adjustments necessary for the fair presentation of the financial data for such periods. The notes to the consolidated financial statements which are contained in the 1996 Form 10-K should be read in conjunction with the financial statements included herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2.	Acquisitions: On March 12, 1996, the Company acquired all of the outstanding capital stock of WorkGroup Systems Limited
("WorkGroup"), a United Kingdom based provider of help desk and asset management software, in exchange for 1,437,000 shares of the Company's common stock. This acquisition has been accounted for as pooling of interests. As a result, DATAWATCH's operating results for the three month period ended December 31, 1995, as discussed herein, have been adjusted to include WorkGroup's operating results for the same period. On November 7, 1996, the Company acquired all of the outstanding capital stock of Guildsoft Holdings Limited ("Guildsoft"), a United Kingdom based software distributor, in exchange for an aggregate of 125,000 shares of the Company's common stock, with 12,500 of such shares held in escrow for contingent liabilities. The acquisition was accounted for as a purchase.

3.	Inventories:  The Company accounts for its inventories using a standard cost methodology. Inventories were comprised of the following:

	             					  December 31,	  	September 30,
							                  1996			         1996

		Raw materials	       235,384		       218,615
		Work in process        2,458	          2,458
		Finished goods       552,502        	259,685

		TOTAL	              $790,344       $	480,758



Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

GENERAL

	DATAWATCH CORPORATION (the "Company" or "DATAWATCH") is engaged in the design, development, manufacture, marketing and support of, and consulting services relating to, personal computer software.

	On March 12, 1996, the Company acquired all of the outstanding capital stock of WorkGroup Systems Limited ("WorkGroup"), a United Kingdom based provider of help desk and asset management software, in exchange for 1,437,000 shares of the Company's common stock. This acquisition has been accounted for as a pooling of interests. As a result, DATAWATCH's operating results for the three month period ended December 31, 1995, as discussed herein, have been adjusted to include WorkGroup's operating results for the same period.

	On November 7, 1996, the Company acquired all the outstanding shares of capital stock of Guildsoft Holdings Limited ("Guildsoft"), located in Plymouth, England, which provides software companies with multi-lingual telesales, support and fulfillment services throughout Europe, in exchange for 125,000 shares of DATAWATCH common stock. This acquisition was accounted for as a purchase. The results of operations for the period from the date of acquisition through December 31, 1996 have been included in the Company's Statements of Operations and Statements of Cash Flows.

	DATAWATCH's principal products are: Monarch(tm), which provides data access, translation, and reporting capability to users of networked PCs; VIREX(r) and VET(tm) for the PC, which detect, repair and monitor for virus infections for Apple Macintosh and IBM compatible PCs, respectively; Q-Support(tm) for Windows (in the United States), or Quetzal(tm) (internationally), a complete help desk and asset management system; and netOctopus(tm), a network management and administration system.

From time to time, information provided by the Company, statements made by its employees or information in its filings with the Securities and Exchange Commission (including statements in this Form 10-Q) may contain statements which are not historical facts (so called "forward-looking statements"), and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In that regard, the discussion in this Item 2 contains forward looking statements which involve certain risks and uncertainties, including statements related to liquidity and capital resources. The Company's operating results may continue to vary significantly from quarter to quarter or year to year depending on a number of factors, including technological changes, competition and general market trends, and the other factors identified in the Company's Securities and Exchange Commission filings (including but not limited to its Form 10-K for the year ended September 30, 1996). The Company's current planned expense levels are based in part upon expectations as to future revenue. Consequently, operating results may vary significantly from quarter to quarter or year to year, based on timing of revenue. Revenue or net income in any period will not necessarily be indicative of results of subsequent periods and there can be no assurance that the Company will maintain profitability or that revenue growth can be sustained in the future.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1996 and 1995.

Net sales for the three months ended December 31, 1996 were $8,219,000, which represents an increase of $1,454,000 or 21% from the net sales of $6,765,000 for the three months ended December 31, 1995. This increase results from growth in sales for DATAWATCH's two principal products and the inclusion of $469,000 of sales from Guildsoft. Monarch, which amounted to approximately 41% of sales, increased by 21%; Q-Support, which amounted to approximately 35% of sales, increased by 11%. For the three months ended December 31, 1996, the Company's products for the IBM compatible PC accounted for approximately 82% of sales while the Company's products for the Apple PC accounted for approximately 18%.

The Company's cost of sales for the three months ended December 31, 1996 was $1,460,000 or approximately 18% of net sales. Cost of sales for the three months ended December 31, 1995 was $1,074,000 or approximately 16% of net sales. The increase in cost of sales, as a percentage of net sales, results from the inclusion of Guildsoft's product sales which bear lower gross margins than the company's other products. Cost of sales, as a percentage of net sales, for the December 31, 1996 period excluding Guildsoft would have been 15%, which is substantially consistent with the prior period.

Engineering and product development expenses were $659,000 for the three months ended December 31, 1996, an increase of $140,000 or approximately 27% from $519,000 for the three months ended December 31, 1995. This increase is primarily attributable to additions in personnel and expenses necessary for continued development of the Q-Support product and quality assurance for the Monarch product.

Selling, general and administrative expenses were $5,711,000 for the three months ended December 31, 1996, an increase of $595,000 or approximately 12% from $5,116,000 for the three months ended December 31, 1995. This increase is primarily attributable to increases in personnel within the sales and marketing organizations principally for Q-Support and Monarch, as well as, the inclusion of Guildsoft's operating expenses which accounted for 30% of the increase.

As a result of the foregoing, the net income for the three months ended December 31, 1996 was $422,000, an increase of $357,000 when compared to the net profit of $65,000 for the three months ended December 31, 1995.
 The Company recorded no tax provisions for either domestic or international operations during both periods because of its ability to utilize net operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

The Company's management believes that its currently anticipated capital needs for future operations of the Company will be satisfied through at least December 31, 1997 by funds currently available and its unused $1,500,000 bank line of credit. WorkGroup has an overdraft facility in place which allows it to draw up to approximately $640,000, of which approximately $350,000 was available at December 31, 1996 for future borrowings. For the three months ended December 31, 1996, working capital increased by approximately $398,000. Management believes that the Company's current operations are not materially impacted by the affects of inflation.


PART II.

Item 6.  Exhibits and Reports on Form 8-K

A.		Exhibits

		11.1	Computation of Net Income per Common Share.
		27		Financial Data Schedule (filed with SEC Edgar version only).

B.  Reports on Form 8-K

Current Report on Form 8-K dated November 7, 1996 filed with the	Securities
and Exchange Commission on November 22, 1996 and relating to	the acquisition
by the Company of Guildsoft Holdings Limited and its 	wholly-owned subsidiary
Guildsoft Limited.



                             	SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 13, 1997.


           							                         DATAWATCH CORPORATION



							                                    /s/ Bruce R. Gardner
									                                  Bruce R. Gardner
							                                    Executive Vice President,
							                                    Treasurer, and Director
							                                    (Principal Financial and
						                                    	duly authorized officer)


                               	Exhibit 11.1

                     	DATAWATCH  CORPORATION AND SUBSIDIARY
                  	COMPUTATION OF NET INCOME PER COMMON SHARE

Computation of weighted average number of shares outstanding used in determining income per share was as follows:

                               	                        Three Months Ended
	                                                           December 31,
		                	                                      1996	      		1995

COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Weighted shares outstanding of common stock	          9,023,415	   8,630,057
Common stock equivalent shares resulting from
 assumed conversion of warrants and assumed exercise
 of stock options ...................................  	130,785     	253,037
Weighted average of common and common equivalent
 shares-primary ...........	.............		           9,154,200   	8,883,094

Assumed conversion of warrants and exercise of
 stock options based on higher of average or
 closing market price ....	.............	   	                         	1,150
Weighted average of common and common equivalent
 shares-fully diluted ......	.............	          	9,154,200   	8,884,244

NET INCOME: 	............	                         	  $ 422,438    $  65,168

NET INCOME PER COMMON SHARE:
 Primary........................................   	  $     .05    $     .01
 Fully diluted.................................... 	  $     .05   	$     .01
