Form 10-Q
period 1997-03-31
DATAWATCH CORP
filed 1997-05-14
CIK 792130

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

                      Yes   X                         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     Class                               Outstanding at May 6, 1997

Common stock, $.01 par value                       9,100,321

                     DATAWATCH CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                   Page #

   a)   Consolidated Condensed Balance Sheets:
        March 31, 1997 and September 30, 1996                     3

   b)   Consolidated Condensed Statements of Operations:
        Three Months Ended March 31, 1997 and 1996
        Six Months Ended March 31, 1997 and 1996                  4

   c)   Consolidated Condensed Statements of Cash Flows:
        Six Months Ended March 31, 1997 and 1996                  5

   d)   Notes to Unaudited Consolidated Financial Statements      6

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

                                     PART I.
Item 1. Financial Statements

                      DATAWATCH CORPORATION AND SUBSDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                           March 31,         September 30,
                                             1997                1996
ASSETS                                    (Unaudited)          (Audited)
CURRENT ASSETS:
 Cash and equivalents                   $  1,478,269         $  1,696,349
 Short-term investments                      642,883              792,665
 Accounts receivable, net                  8,850,143            7,767,748
 Inventories                                 784,079              480,758
 Prepaid advertising and other expenses    2,497,490            1,264,798

    Total current assets                  14,252,864           12,002,318

PROPERTY PLANT & EQUIPMENT:
 Property and equipment                    4,071,287            3,534,759
 Less accumulated depreciation
     and amortization                     (2,087,131)          (1,737,733)

    Net property and equipment             1,984,156            1,797,026

OTHER ASSETS                                 321,884              400,062

EXCESS OF COST OVER NET ASSETS
   OF ACQUIRED COMPANIES                   1,658,324            1,041,165

TOTAL ASSETS                            $ 18,217,228         $ 15,240,571


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                       $  3,076,479          $ 2,914,952
 Accrued expenses                          1,196,104            1,063,129
 Deferred revenue                          2,417,390            1,946,473
 Borrowings under credit lines                                    636,806
 Current portion of long-term debt           265,292              230,501

    Total current liabilities              6,955,265            6,791,861

LONG-TERM DEBT                             1,671,853              209,824

TOTAL LIABILITIES                          8,627,118            7,001,685

SHAREHOLDERS' EQUITY:
 Common stock                                 91,002               89,659
 Additional paid-in capital               19,720,030           18,665,402
 Accumulated deficit                     (10,029,902)         (10,538,117)
 Common stock held in treasury              (140,388)
 Cumulative translation adjustment           (50,632)              21,942

    Total shareholders' equity             9,590,110            8,238,886

TOTAL LIABILITIES &
   SHAREHOLDERS' EQUITY                 $ 18,217,228         $ 15,240,571

See notes to unaudited consolidated financial statements.

 Item 1.  Financial Statements (continued)


                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                           Three Months Ended          Six Months Ended
                                 March 31,                 March 31,
                              1997      1996           1997         1996
NET SALES                $8,196,900  $7,531,946    $16,416,372  $14,297,016

COSTS AND EXPENSES:
 Cost of sales            1,455,046   1,080,499      2,915,079    2,154,921
 Engineering & product
  development               655,319     552,748      1,314,736    1,071,722
 Selling, general and
  administrative          5,950,348   5,849,582     11,660,924   10,965,597

INCOME FROM OPERATIONS      136,187      49,117        525,633      104,776

INTEREST EXPENSE            (20,784)    (19,721)       (50,879)     (42,483)

OTHER INCOME,
 primarily interest          12,567      19,274         28,596       35,442

FOREIGN CURRENCY
 TRANSACTION GAIN(LOSS)     (34,180)     (7,943)         12,878       8,160

PROVISION FOR INCOME TAX     (8,013)     (3,153)         (8,013)     (3,153)

NET INCOME               $   85,777  $   37,574     $   508,215  $   102,742

NET INCOME
 PER COMMON SHARE        $      .01  $      .00     $       .06  $       .01

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES AND
  COMMON EQUIVALENT
  SHARES OUTSTANDING      9,149,973   8,881,747      9,151,121    8,882,408


See notes to unaudited consolidated financial statements.

Item 1.  Financial Statements (continued)

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         SIX MONTHS ENDED
                                                             March 31,
                                                        1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $   508,215   $   102,742
 Adjustments to reconcile net income to net cash:
  Depreciation and amortization                         681,612       412,027
  Changes in current assets and liabilities:
     Inventories                                        (82,456)      (53,236)
     Prepaid advertising and other expenses          (1,168,827)      134,659
     Accounts receivable                               (686,593)   (1,577,446)
     Accounts payable and accrued expenses             (590,388)      681,884
     Deferred revenue                                   470,917        34,203

 Net cash used in operating activities                 (867,520)     (265,167)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to equipment and fixtures                   (386,067)     (181,795)
 Proceeds from maturity of short-term investments     1,081,362     1,128,714
 Purchase of short-term investments                    (931,580)     (986,850)
 Acquisition of Guildsoft Holdings Ltd., net of
   working capital acquired                              71,039
Other assets                                             64,800        30,764

 Net cash used in investing activities                 (100,446)       (9,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                   9,333        11,022
 Proceeds from bank term loan                         1,500,000
 Principal payments on long-term obligations           (122,641)     (222,469)
 Borrowings under credit lines, net                    (636,806)      541,455

 Net cash provided by financing activities              749,886       330,008

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS        (218,080)       55,674

CASH AND EQUIVALENTS, BEGINNING OF PERIOD             1,696,349       876,802

CASH AND EQUIVALENTS, END OF PERIOD                 $ 1,478,269    $  932,476

See notes to unaudited consolidated financial statements.

     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation: The consolidated condensed balance sheet as of March 31, 1997 and the consolidated condensed statements of operations for the three months and six months ended March 31, 1997 and 1996, and the consolidated condensed statements of cash flows for the six months ended March 31, 1997 and 1996 are unaudited. In the opinion of management these statements include all adjustments necessary for the fair presentation of the financial data for such periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended September 30, 1996 which appear in the Company's Form 10-K.

2.   Inventories:  The Company accounts for its inventories  using  a
standard  cost  methodology.  Inventories  were  comprised   of   the
following:

                          March 31,      September 30,
                             1997             1996

  Raw materials            $ 277,568       $ 218,615
  Work in process              2,639           2,458
  Finished goods             503,872         259,685
                           ---------       ---------
  TOTAL                    $ 784,079       $ 480,758


3. Acquisitions: On November 7, 1996, the Company acquired all of the outstanding capital stock of Guildsoft Holdings Limited ("Guildsoft"), a United Kingdom based software distributor, in exchange for an aggregate of 125,000 shares of the Company's common stock, with 12,500 of such shares held in escrow for contingent liabilities. The acquisition was accounted for as a purchase and as such, the $882,326 difference between the fair value of the assets acquired and the consideration was recorded as goodwill.

4. Long-term Debt: During the quarter ended March 31, 1997 DATAWATCH paid down its overdraft facilities with a $1,500,000 term loan which calls for monthly principal payments beginning in March 1998 and ending in February 2001. This term loan bears interest at 1.5% above the prime rate, is collateralized by certain assets of the Company, and has priority over all debt incurred.

Item 2. Management's   Discussion   and   Analysis   of
        Financial Condition and Results of Operations

GENERAL

DATAWATCH CORPORATION (the "Company" or "DATAWATCH"), is engaged in the design, development, manufacture, marketing and support of personal computer software.

      On November 7, 1996, the Company acquired all the
outstanding  shares  of  capital  stock  of   Guildsoft
Holdings  Limited ("Guildsoft"), located  in  Plymouth,
England, which provides software companies with multi-lingual telesales, support and fulfillment services throughout Europe, in exchange for 125,000 shares of DATAWATCH common stock. This acquisition was accounted for as a purchase. Guildsoft's results of operations for the period from the date of acquisition through March 31, 1997 have been included in the Company's consolidated statements of operations and statements of cash flows.

      DATAWATCH's principal products are: Monarch(TM), which provides data access, translation, and reporting capability to users of networked PCs; VIREX(R) and VET for the PC, which detect, repair and monitor for virus infections for Apple Macintosh and IBM compatible PCs, respectively; Q-Support(TM) for Windows (in the United
States), or Quetzal(TM) (internationally), a complete help desk and asset management system; and netOctopus(TM)
, a network management and administration system.

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


RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and 1996.

Net  sales  for the three months ended March  31,  1997
were  $8,197,000,  which  represents  an  increase   of
$665,000 or 9% from the net sales of $7,532,000 for the
three  months  ended  March 31,  1996.   This  increase
results  from growth in sales for DATAWATCH's Q-Support
product  and  the inclusion of $468,000 of  sales  from
Guildsoft  which  was  purchased  by  the  Company   in
November  1996.   Overall, Monarch and  Q-Support  each
accounted  for  approximately 38% of  sales.   For  the
three months ended March 31, 1997, the Company's products for the IBM compatible PC accounted for approximately 82% of sales while the Company's products for the Apple PC accounted for approximately 18%.

The  Company's cost of sales for the three months ended
March  31, 1997 was $1,455,000 or approximately 18%  of
net  sales.   Cost of sales for the three months  ended
March  31, 1996 was $1,080,000 or approximately 14%  of
net  sales.   The  increase in  cost  of  sales,  as  a
percentage of net sales, results from the inclusion  of
Guildsoft's  product  sales  which  bear  lower   gross
margins  than  the Company's other products.   Cost  of
sales, as a percentage of net sales, for the March 31, 1997 period, excluding Guildsoft would have been 15%, which is substantially consistent with the prior year period.

Engineering  and  product  development  expenses   were
$665,000 for the three months ended March 31, 1997,  an
increase of $102,000 or approximately 18% from $553,000
for  the  three  months  ended March  31,  1996.   This
increase  is  primarily attributable  to  additions  in
personnel   and   expenses  necessary   for   continued
development of the Q-Support product and the quality assurance for the Monarch product.

Selling,  general  and  administrative  expenses   were
$5,950,000 for the three months ended March  31,  1997,
an  increase of $100,000 from $5,850,000 for the  three
months  ended  March 31, 1996.  Included  in  the  1996
period  were $450,000 of expenses associated  with  the
acquisition  of WorkGroup Systems Limited ("WorkGroup")
in  March  1996.  Excluding these expenses the increase
would  have been $550,000 or approximately  10%.   This
increase  is  primarily attributable  to  increases  in
personnel  within the sales and marketing organizations
principally   for  Q-Support  and  Monarch,   and   the
inclusion of Guildsoft's operating expenses for the period which accounted for approximately 28% of the increase.

As   a   result  of  the  foregoing,  the  income  from
operations  for the three months ended March  31,  1997
was  $136,000, an increase of $87,000 when compared  to
the  income  from operations of $49,000 for  the  three
months ended March 31, 1996.  Net income for the  three
months  ended March 31, 1997 was $86,000 which compares
to  net  income of $38,000 for the three  months  ended
March  31,  1996.  The net income was  lower  than  the
income  from  operations  principally  due  to  foreign
currency  losses  incurred  during  the  periods.   The
Company recorded only minimal tax provisions for either domestic or international operations during both period because of its ability to utilize net operating loss carryforwards.


Six Months Ended March 31, 1997 and 1996.

Net  sales for the six months ended March 31, 1997 were
$16,416,000, which represents an increase of $2,119,000
or  15%  from the net sales of $14,297,000 for the  six
months  ended  March 31, 1996.  This  increase  results
from growth in sales for DATAWATCH's Q-Support, Monarch
and  netOctopus products and the inclusion of  $937,000
of   sales   from  Guildsoft.   Monarch   amounted   to
approximately 39% of sales; Q-Support amounted to approximately 37% of sales. For the six months ended
March 31, 1997, the Company's products for the IBM compatible PC accounted for approximately 82% of sales while the Company's products for the Apple PC accounted for approximately 18%.

The  Company's cost of sales for the six  months  ended
March  31, 1997 was $2,915,000 or approximately 18%  of
net  sales.   Cost  of sales for the six  months  ended
March  31, 1996 was $2,155,000 or approximately 15%  of
net  sales.   The  increase in  cost  of  sales,  as  a
percentage of net sales, results from the inclusion  of
Guildsoft's  product  sales  which  bear  lower   gross
margins  than  the Company's other products.   Cost  of
sales, as a percentage of net sales, for the March  31,
1997  period, excluding Guildsoft would have been  15%,
which   is  substantially  consistent  with  the  prior
period.

Engineering  and  product  development  expenses   were
$1,315,000 for the six months ended March 31, 1997,  an
increase   of  $243,000  or  approximately   23%   from
$1,072,000  for  the six months ended March  31,  1996.
This increase is primarily attributable to additions in
personnel   and   expenses  necessary   for   continued
development  of  the  Q-Support  product  and   quality
assurance for the Monarch product.

Selling,  general  and  administrative  expenses   were
$11,661,000 for the six months ended March 31, 1997, an
increase  of  $695,000  from $10,966,000  for  the  six
months  ended  March 31, 1996.  Included  in  the  1996
period  were $450,000 of expenses associated  with  the
acquisition  of  WorkGroup in  March  1996.   Excluding
these expenses the increase in expenses would have been
$1,145,000  or  approximately 11%.   This  increase  is
primarily attributable to increases in personnel within the sales and marketing organizations principally for Q-
Support and Monarch, and the inclusion of Guildsoft's operating expenses for the period which accounted for 29% of the increase.

As  a  result of the foregoing, the net income for  the
six  months  ended  March 31,  1997  was  $508,000,  an
increase of $405,000 when compared to the net income of
$103,000 for the six months ended March 31, 1996.   The
Company recorded only minimal tax provisions for either
domestic   or  international  operations  during   both
periods because of its ability to utilize net operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

The  Company's  management believes that its  currently
anticipated capital needs for future operations of  the
Company will be satisfied through at least the  end  of
fiscal 1997 by funds currently available and its unused
$1,500,000  bank  line of credit.  During  the  quarter
DATAWATCH  paid  down its overdraft facilities  with  a
$1,500,000 term loan which calls for monthly  principal
repayments  beginning  in  March  1998  and  ending  in
February  2001. The Company utilized $868,000  in  cash
from operating activities.  The primary usage was money
spent  on  direct mail advertising and prepayments  for
tradeshows.   This cash usage was offset by  borrowings
made   pursuant  to  the  term  loan  described  above.
Management   believes   that  the   Company's   current
operations are not materially impacted by the affects of inflation.

NEW ACCOUNTING PRONOUNCEMENT

In  February  1997, the Financial Accounting  Standards
Board issued Statement of Financial Accounting Standard
("SFAS")  No.  128,  "Earnings per  Share"  which  will
become  effective during the fourth quarter  of  fiscal
1998.   SFAS  No.  128  replaces  the  presentation  of
primary earnings per share with basic earnings per share, which excludes dilution, and requires dual presentation of basic and diluted earnings per share.
The Company has evaluated this standard and does not expect the adoption to have a material effect on the Company's earnings per share.

                              PART II.


Item 4.  Submission of Matters to a Vote of Security Holders

A. The annual meeting of stockholders of DATAWATCH CORPORATION was held on March 19, 1997.

B.    No information provided due to inapplicability of item.

C. A vote was proposed to (1) elect a Board of Directors to serve for the ensuing year or until their respective successors are duly elected and qualified; (2) to approve the adoption of the Company's 1996 Stock Plan; and
(3) to approve the adoption of the Company's 1996 Non-Employee Director Stock Option Plan, as amended.

The ballot results are as follows:

                                 Voted        Voted                 Broker
                                  For         Against   Abstained   Non-Votes

(1)  Thomas R. Foley             7,767,908   389,527
     Bruce R. Gardner            7,767,908   389,527
     John A. Blaeser             7,767,908   389,527
     Jerome Jacobson             7,767,908   389,527
     David T. Riddiford          7,767,908   389,527

(2)  To approve the adoption
     of the Company's 1996
     Stock Plan                  2,374,381   995,008     48,907    4,739,139

(3)  To approve the adoption
     of the Company's 1996
     Non-Employee Director
     Stock Option Plan,
     as amended.                 2,908,068   574,294     54,046    4,621,027

D.  No information provided due to inapplicability of item.

Item 6.  Exhibits and Reports on Form 8-K

A.   Exhibits

     10.1   Amended  and  Restated Letter Agreement, dated  February  12,
            1997, by  and  between  DATAWATCH  CORPORATION,  PERSONICS
            CORPORATION  and  Silicon Valley Bank.
     10.2   Promissory Note, dated February 12, 1997, by and between
            DATAWATCH CORPORATION, PERSONICS CORPORATION and Silicon Valley
            Bank.
     11.1   Computation of Net Income per Common Share.
     27     Financial Data Schedule (filed with SEC Edgar version only).

B.   Reports on Form 8-K

Current Report on Form 8-K/A - Amendment No. 1 to Current Report on Form 8-K dated November 7, 1996 filed with the Securities and Exchange Commission on January 21, 1997 and relating to the acquisition by the Company of Guildsoft Holdings Limited and its wholly-owned subsidiary Guildsoft Limited.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 1997.



                                      DATAWATCH CORPORATION


                                      /s/ Bruce R. Gardner___________
                                      Bruce R. Gardner
                                      Executive Vice President,
                                      Treasurer and Director
                                      (Principal Financial and
                                      duly authorized officer)

                               Exhibit 11.1

                     DATAWATCH  CORPORATION AND SUBSIDIARIES
                   COMPUTATION OF NET INCOME PER COMMON SHARE

Computation of weighted average number of shares outstanding used in determining income per share was as follows:

                            Three  Months  Ended         Six  Months  Ended
                                  March 31,                    March 31,
                              1997         1996            1997       1996

COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Weighted shares outstanding
  of common stock            9,100,321   8,634,575     9,071,131  8,632,304
Shares held in treasury        (32,052)                  (25,536)
Common stock equivalent shares
  resulting from assumed
  conversion of warrants and
  assumed exercise of stock
  options                       81,704     247,172       105,526    250,104
Weighted average of common
  and common equivalent
  shares-primary             9,149,973   8,881,747     9,151,121  8,882,408
Assumed conversion of warrants
  and exercise of stock options
  based on higher of average or
  closing market price                       8,678                    4,915
Weighted average of common
  and common equivalent
  shares-fully diluted       9,149,973   8,890,425     9,151,121  8,887,323


NET INCOME                   $  85,777   $  37,574     $ 508,215  $ 102,742

NET INCOME PER COMMON SHARE:

   Primary                   $     .01   $     .00     $     .06  $     .01
   Fully-diluted             $     .01   $     .00     $     .06  $     .01


                                 EXHIBIT 10.1



February 12, 1997



Mr. Bruce Gardner
Chief Financial Officer
Datawatch Corporation and Personics Corporation
234 Ballardvale Street
Wilmington, MA  01887



Dear Mr. Gardner:

This Amended and Restated Letter Agreement amends and restates the terms and conditions of that certain
Letter Agreement dated November 1, 1994, as amended.



We  are pleased to inform you that Silicon Valley Bank,
a   California-chartered  bank  ("Lender")   with   its
principal place of business at 3003 Tasman Drive, Santa
Clara,  CA  95054  and  with a loan  production  office
located  at  Wellesley Office Park, 40 William  Street,
Suite   350,   Wellesley,  Massachusetts  02181   doing
business  under  the name "Silicon  Valley  East,"  has
approved  an equipment line of credit in the amount  of
One  Million  Five Hundred Thousand and 00/100  Dollars
($1,500,000.00)  (the  "Equipment  Line")  for  use  by
Datawatch   Corporation   and   Personics   Corporation
(jointly and severally, the "Borrower"), subject to the following terms and to the Lender's periodic review.



The  Equipment  Line shall not become effective  unless
and until an executed copy of this Amended and Restated
Letter    Agreement   together   with   all   necessary
accompanying documentation as well as the facility fee described below has been returned to the Lender, which must take place within 30 days from the date of this letter.



Borrowings  under the Equipment Line will be  permitted
through February 12, 1998 (the "Draw Period").   During
the  Draw  Period, Borrower shall pay  regular  monthly
payments of all accrued unpaid interest due as of  each
payment   date,  beginning  March  12,  1997  and   all
subsequent  interest payments will be due on  the  same
day of each month thereafter.  The Equipment Line shall
convert to a term loan payable in thirty-six (36)  even
payments  of principal plus interest, due  as  of  each
payment  date,  beginning  March  12,  1998,  and   all
subsequent payments of principal plus interest will  be
due  on  the  same  day of each month thereafter.   The
final payment, due February 12, 2001, shall be for all outstanding principal plus all accrued interest not yet paid.



Borrowings under the Equipment Line shall bear interest
at a rate of one and one half (1.500) percentage points
over  Lender's  Prime Rate. Prime Rate means  the  rate
from  time  to  time  announced and made  effective  by
Lender  as  its  Prime Rate.  Borrower's interest  rate
shall   change  each  time  the  Prime  Rate   changes.
Interest  will be charged monthly in arrears and  shall
be  calculated  on  a  360-day year.  Lender  shall  be
authorized to debit Borrower's principal account or any
other  account maintained by Borrower with  Lender  for
any   principal,  interest  or  fees  associated   with
Borrower's Equipment Line with or without notice to Borrower. Borrower shall pay to Lender a facility fee in the amount of Six Thousand and 00/100 Dollars
($6,000.00) for the Equipment Line, as well as all out-of-pocket expenses incurred by Lender in connection with the establishment of the Equipment Line, which must be paid at the time the documents are returned to Lender.



In   addition  to  the  Equipment  Line,   Lender   has
previously approved a working capital line of credit in the amount of One Million Five Hundred Thousand and
00/100  Dollars  ($1,500,000.00) (the "Working  Capital
Line" and sometimes referred to herein as the "Loan") for use by Borrower, subject to the following terms and to the Lender's periodic review.



Borrowings under the Working Capital Line are permitted through October 30, 1997. Borrower shall pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning February 28, 1997 and all subsequent interest payments will be due on the 30th day of each month thereafter. The final payment, due October 30, 1997, shall be for all outstanding principal plus all accrued interest not yet paid.



Funds  are  advanced  under the  Working  Capital  Line
according to a borrowing base formula, as determined by
Lender  on  a  monthly basis, defined as  follows:  The
lesser of $1,500,000.00 or the sum of (a) seventy  five
percent   (75%)  of  eligible  billed,  domestic   non-
distributor  accounts receivable  under  90  days  from
invoice  date, plus (b) sixty percent (60%) of eligible
foreign  accounts receivable (as approved  by  Lender),
plus  (c)  fifty  percent (50%) of Lender  pre-approved
distributor  accounts receivable  under  60  days  from
invoice  date. The maximum benefit to be  derived  from
the distributor accounts receivable cannot exceed forty
percent  (40%)  of  the  total borrowing  availability.
Eligible accounts receivable shall include, but not  be
limited  to,  those accounts outstanding less  than  90
days from the date of invoice, excluding, non-approved foreign, government, contra, and intercompany accounts;
and exclude accounts wherein 50% or more of the account is outstanding more than 90 days from the date of invoice. Any account which alone exceeds 25% of total accounts will be ineligible to the extent said account exceeds 25% of total accounts. Also exclude any credit balances which are aged past 90 days. Also ineligible are any accounts which Lender in its sole judgment excludes for valid credit reasons.



Borrowings under the Working Capital Line bear interest
at a rate of one (1.000) percentage point over Lender's
Prime  Rate,  as  defined herein.  Borrower's  interest
rate   changes  each  time  the  Prime  Rate   changes.
Interest   is  charged  monthly  in  arrears   and   is
calculated on a 360-day year. Lender is authorized to debit Borrower's principal account or any other account maintained by Borrower with Lender for any principal, interest or fees associated with Borrower's Working
Capital Line with or without notice to Borrower.



Borrowings  under  the Equipment  Line  shall  be,  and
borrowings  under the Working Capital Line continue  to
be,  secured  by  a  first  security  interest  in  the
Borrower's  accounts receivable, inventory,  machinery,
equipment, all other assets, all monies, and all  other
property in Lender's possession which Lender may use to
pay  Borrower's obligations, pursuant to two Commercial
Security Agreements, each dated November 1, 1994.    In
addition,   Borrower   has   agreed   to   pledge   its
intellectual   property  pursuant   to   a   Collateral
Assignment, Patent Mortgage and Security Agreements, dated November 1, 1994.



Any  advances hereunder or renewal hereof will be  made
only  if  in the opinion of the Lender there exists  no
default  under any loan documentation executed  by  you
with  the  Lender.   A default is  as  defined  in  the
accompanying  Promissory  Note  and  in   the   Related
Documents  of  even date herewith.  The words  "Related
Documents"  mean  and  include without  limitation  all
promissory  notes, credit agreements, loan  agreements,
environmental    agreements,    guaranties,    security
agreements, mortgages, deeds of trust, and all other instruments, agreements and documents, whether now or hereafter existing, executed in connection with the loans.



A.      Requirements.

        1 .    Affirmative Covenants. So  long  as  the
           Working Capital Line and the Equipment  Line
           remain   outstanding,  Borrower  agrees   to
           maintain the following covenants:


                a.     To   provide  the  Lender   with
                  duplicate      unaudited      monthly
                  financial  statements, together  with
                  a  Compliance  Certificate,  prepared
                  in    accordance    with    generally
                  accepted  accounting  principles  and
                  duplicate       audited        annual
                  (consolidated    and   consolidating)
                  financial  statements  certified   by
                  public     accountants    with     an
                  unqualified  opinion, to be  received
                  25  and  90 days, respectively  after
                  the  close  of  the period.   Monthly
                  distributor sell-through  reports  to
                  be    provided    to   Lender    when
                  submitting       the       Compliance
                  Certificate.

                b.    To  provide  the  Lender  with  a
                  Borrowing Base Certificate,  together
                  with   an   aged  list  of   accounts
                  receivable, to be received within  25
                  days  after the close of each  month.
                  Prior  to any further Advances  under
                  the    Working   Capital   Line    or
                  aggregate   Advances   greater   than
                  $500,000.00   under   the   Equipment
                  Line,  an initial accounts receivable
                  audit,  with results satisfactory  to
                  Lender   shall   be   performed    by
                  Lender's   agent.   Annual   accounts
                  receivable audits shall be  performed
                  by    Lender's   agent,   thereafter.
                  Borrower's  deposit account  will  be
                  debited   for   audit  expenses   and
                  notifications  will  be   mailed   to
                  Borrower.



                c.  Comply with the following Financial
                  Covenants:

                            Leverage - (Tested Monthly)
                       Maintain   a  ratio   of   Total
                       Liabilities   less  Subordinated
                       Debt   and   deferred   revenues
                       divided  by  TCB not  to  exceed
                       1.00  to  1.00  for  the  months
                       ending  March,  June,  September
                       and   December,  increasing   to
                       1.50   to  1.00  for  all  other
                       months.



                            Tangible Capital Base -
                       (Tested Monthly) Maintain a
                       minimum Tangible Capital Base
                       (TCB) of $4,500,000.00 through
                       quarter ending December 31, 1996,
                       increasing    to   $5,500,000.00
                       through  quarter  ending   March
                       31,    1997,    increasing    to
                       $6,500,000.00  through   quarter
                       ending   June   30,   1997   and
                       increasing    to   $7,500,000.00
                       through      quarter      ending
                       September    30,    1997     and
                       thereafter.  TCB is  defined  as
                       Stockholder's    Equity     plus
                       Subordinated  Debt  (debt  which
                       is  formally subordinated to the
                       Bank    )    less    intangibles
                       (including  but not  limited  to
                       Goodwill,  Capitalized  Software
                       and Excess Purchase Costs).

                                                  Quick
                       Ratio    -    (Tested   Monthly)
                       Beginning  month ending  January
                       31,  1997,  maintain  a  minimum
                       Quick  Ratio  of 1.25  to  1.00.
                       Quick  Ratio is defined as  cash
                       and   receivables   divided   by
                       current   liabilities   net   of
                       deferred revenues.

                               Liquidity   -    (Tested
                       Monthly) Beginning month  ending
                       January  31,  1997,  maintain  a
                       minimum    cash   plus   Working
                       Capital    Line    availability,
                       divided   by  outstanding   term
                       debt  with  Lender  of  1.75  to
                       1.00.



             d.        File all tax returns and to  pay
             all taxes due.

             e.        Reimburse  the  Lender  for  any
             reasonable   expenses  incurred   by   the
             Lender  to  enforce  the  terms  of   this
             obligation.



             f.       Maintain   adequate   fire    and
             liability  insurance satisfactory  to  the
             Lender,   a   copy  of  which   shall   be
             forwarded to the Lender.



   2.   Negative  Covenants.   Borrower  covenants  and
   agrees with Lender that while this Agreement  is  in
   effect,  Borrower  shall  not,  without  the   prior
   written consent of Lender:



             a.       Participate  in  any  merger   or
             consolidation or to pay any dividends.

             b.      Dispose  of  any  material  assets
             other than in the ordinary course of business.

             c.     Be  in  default of any  other  loan
             agreement with any other bank.

             d.       File  for  protection  under  the
             Bankruptcy Code.

               e.      Directly  or indirectly  pledge,
             grant,  create  or  permit  to  exist  any
             security    interest,   lien   or    other
             encumbrance upon any of Borrower's  assets
             except  in  favor  of the Lender,  without
             the  Lender's prior written consent, which
             will       not       be       unreasonably
             withheld.



             f.     Invest in any securities other than
             money  market  instruments  acceptable  to
             the  Lender,  without the  Lender's  prior
             written   consent  which   will   not   be
             unreasonably withheld.



             g.      Incur  indebtedness  for  borrowed
             money, except for either a) indebtedness to Silicon Valley Bank or b) indebtedness incurred for the purchase or lease of equipment.

If  the  Lender waives any rights under this Agreement,
it  will  not affect any future action the  Lender  may
wish to take.  This Agreement shall be binding upon any
of  the Borrower's successors in interest.  The laws of
the  Commonwealth of Massachusetts shall apply to  this
Agreement.   THE  BORROWER ACCEPTS FOR  ITSELF  AND  IN
CONNECTION  WITH  ITS PROPERTIES, UNCONDITIONALLY,  THE
NON-EXCLUSIVE  JURISDICTION OF  ANY  STATE  OR  FEDERAL
COURT  IN SUFFOLK OR NORFOLK COUNTY IN THE COMMONWEALTH
OF  MASSACHUSETTS IN ANY ACTION, SUIT, OR PROCEEDING OF
ANY  KIND, AGAINST IT WHICH ARISES OUT OF OR BY  REASON
OF  THIS  LETTER AGREEMENT; PROVIDED, HOWEVER, THAT  IF
FOR ANY REASON LENDER CANNOT AVAIL ITSELF OF THE COURTS
OF  THE COMMONWEALTH OF MASSACHUSETTS, THEN VENUE SHALL
LIE  IN  SANTA CLARA COUNTY, CALIFORNIA. (INITIAL  HERE
_____)  LENDER AND BORROWER HEREBY WAIVE THE  RIGHT  TO
ANY   JURY   TRIAL   IN  ANY  ACTION,  PROCEEDING,   OR
COUNTERCLAIM  BROUGHT  BY  EITHER  LENDER  OR  BORROWER
AGAINST THE OTHER.



Notwithstanding any other provision of  this  Agreement
or  any  other  Existing Loan Document,  each  Borrower
irrevocably waives all rights that it may have  at  law
or  in  equity (including, without limitation, any  law
subrogating  the  Borrower to the  rights  of  Borrower
under   the   Existing   Loan   Documents)   to    seek
contribution,  indemnification, or any  other  form  of
reimbursement  from any other Borrower,  or  any  other
person now or hereafter primarily or secondarily liable
for  any Indebtedness of Borrower, for any payment made
by  the  Borrower  with respect to the Indebtedness  in
connection  with  this Agreement or the  Existing  Loan
Documents  or  otherwise and all rights that  it  might
have  to  benefit  from,  or  to  participate  in,  any
security  for  the  Indebtedness as  a  result  of  any
payment  made  by  the  Borrower with  respect  to  the
Indebtedness  in  connection  with  the  Existing  Loan
Documents  or  otherwise.  Any agreement providing  for
indemnification, reimbursement or any other arrangement
prohibited under this Agreement shall be null and void.
If  any  payment is made to a Borrower in contravention
of  this Section, such Borrower shall hold such payment
in  trust for Lender and such payment shall be promptly
delivered   to   Lender   for   application   to    the
Indebtedness, whether matured or unmatured.



Each Borrower hereby waives any defense based on impairment or destruction of its subrogation or other rights against any other Borrower and waives all benefits which might otherwise be available to it under Commonwealth of Massachusetts law now in effect and hereafter amended, and under any other similar laws now and hereafter in effect.



It is our understanding that the Borrower will consider
Silicon  Valley  Bank to be one of  its  banks.   Among
other  things,  the  Borrower  agrees  to  maintain   a
reasonable  portion  of  its excess  funds  in  Silicon
Valley Bank.



This Agreement shall become effective only when it shall have been executed by the Borrower and the Lender
(provided, however, in no event shall this Agreement become effective until signed by an officer of the Lender in California).



We are delighted to expand our relationship with Datawatch Corporation and Personics Corporation and continue to look forward to many successful years of working together.



Sincerely,

SILICON VALLEY BANK, doing
business as SILICON VALLEY EAST



 By:  /s/ James C. Maynard
 Name:    James C. Maynard
 Title:   Vice President


SILICON VALLEY BANK


 By:  /s/ Julie Haga
 Name:    Julie Haga
 Title:   Vice President
(Signed at Santa Clara County, CA)



Agreed and Accepted this - day of     ,1997.

DATAWATCH CORPORATION         PERSONICS CORPORATION

By:   /s/ Bruce R. Gardner    By:  /s/ Bruce R. Gardner
Name:     Bruce R. Gardner    Name:    Bruce R. Gardner
Title:    Executive V.P.      Title:   Treasurer


                     EXHIBIT 10.2


PROMISSORY NOTE

Borrower: Datawatch Corporation and Personics
Corporation
          234 Ballardvale Street
          Wilmington, MA 01887

Lender:   SILICON VALLEY BANK, a California-chartered
bank
           doing business in Massachusetts as Silicon
Valley East
          Wellesley Office Park
          40 William Street, Suite 350
          Wellesley, MA 02181



Principal Amount: $1,500,000.00  Initial Rate: 9.750%

Date  of  Note: February l2,1997

PROMISE  TO PAY.  Datawatch Corporation and Personics
Corporation (jointly and severally, the "Borrower") promises to pay to SILICON VALLEY BANK, a California-chartered bank, A California bank with a loan production office in Wellesley, Massachusetts ("Lender"), or order, in lawful money of the United States of America, the principal amount of One Million Five Hundred Thousand &
00/100 Dollars ($1,500,000.00) or so much as may be outstanding, together with interest on the unpaid outstanding principal balance of each advance. Interest shall be calculated from the date of each advance until repayment of each advance.

PAYMENT.   Borrower  will pay this loan in accordance
with the  following payment schedule:

     The  draw period shall begin as of this date and
will end on February 12,  1998  (the "Draw Period").
During the Draw Period, Borrower will  pay regular
monthly payments of all accrued unpaid interest due as
of  each payment  date, beginning on March 12, 1997,
and all subsequent  interest payments  will  be due on
the same day of each month thereafter. The outstanding
principal balance on February 12,1998 will be  payable
in thirty-six (36) even monthly payments of principal
plus interest, due as of each payment date, beginning
March 12, 1998, and all subsequent payments of
principal plus interest will be due on the same day of
each month  thereafter.  The   final payment, due on
February 12, 2001, will be for all outstanding principal plus all accrued interest not yet paid.
Interest on this Note is computed on a 365/360 simple interest basis; that is, by applying the ratio of the annual interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at 3000 Lakeside Drive, Santa Clara, California 95054.
Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and late charges.


VARIABLE  INTEREST  RATE.  The interest rate on this
Note  is  subject  to change  from  time to time based
on changes in an index which  is  Lender's Prime Rate
(the "Index"), This is the rate Lender charges, or
would charge, on 90-day unsecured  loans to the most
creditworthy corporate  customers. This  rate may or
may not be the lowest rate available from Lender  at
any given  time.  Lender  will  tell Borrower  the
current  Index  rate  upon Borrowers request.  Borrower
understands that Lender may make loans based on  other
rates  as well.   The  interest rate change will not
occur more often than each time the prime rate is adjusted by Silicon Valley Bank. The Index currently is 8.250% per annum. The interest rate to be applied to the unpaid principal balance of this Note will be at a rate of 1.500 percentage points over the Index, resulting in an initial rate of 9.750% per annum.
NOTICE: Under no circumstances will the interest rate on this Note be more than the maximum rate allowed by applicable law.


PREPAYMENT.   Borrower agrees that all loan fees and
other prepaid finance charges are earned fully as of the date of the loan and will not be subject to refund upon early payment (whether voluntary or as a result of default), except as otherwise required by law.
Except for the foregoing, Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments of accrued unpaid interest. Rather, they will reduce the principal balance due.



DEFAULT. Borrower will be in default if any of the following happens: (a) Borrower fails to make any payment when due. (b) Borrower breaks any promise
Borrower has made to Lender, or Borrower fails to comply with or to perform when due any other term, obligation, covenant, or condition contained in this Note or any agreement related to this Note, or in any other agreement or loan Borrower has with Lender.
(c) Any representation or statement made or furnished to Lender by Borrower or on Borrower's behalf is false or misleading in any material respect either now or at the time made or furnished. (d) Borrower becomes insolvent, a receiver is appointed for any part of Borrowers property, Borrower makes an assignment for the benefit of creditors, or any proceeding is commenced either by Borrower or against Borrower under any bankruptcy or insolvency laws. (e)
Any creditor tries to take any of Borrower's property on or in which Lender has a lien or security interest. This includes a garnishment of any of Borrower's accounts with Lender. (f) Any guarantor dies or any of the other events described in this default section occurs with respect to any guarantor of this Note. (g) A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of the Indebtedness is impaired.


LENDER'S  RIGHTS.   Upon  default, Lender may  declare
the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, without notice, and then Borrower will pay that amount. Upon default, including failure to pay upon final maturity, Lender, at its option, may also, if permitted under applicable law, increase the variable interest rate on this Note to 6.500 percentage points over the Index.
The interest rate will not exceed the maximum rate permitted by applicable law. Lender may hire or pay someone else to help collect this Note if Borrower does not pay. Borrower also will pay Lender that amount.
This includes, subject to any limits under applicable law, Lender's attorneys' fees and Lender's legal expenses whether or not there is a lawsuit, including attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. If not prohibited by applicable law, Borrower also will pay any court costs, in addition to all other sums provided by law. This Note has been delivered to Lender and accepted by Lender in the Commonwealth of Massachusetts. If there is a lawsuit, Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of Suffolk or Norfolk County, the Commonwealth of Massachusetts.
Lender and Borrower hereby waive the right to any jury trial in any action, proceeding, or counterclaim brought by either Lender or Borrower against the other. This Note shall be governed by and construed in accordance with the laws of the Commonwealth of Massachusetts.


LINE OF CREDIT.  This Note evidences a straight line of
credit through  the Draw  Period.   Once  the  total
amount of principal has been advanced, Borrower is not entitled to further loan advances. Advances under this Note, as well as directions for payment from Borrower's accounts, may be requested orally or in writing by Borrower or by an authorized person.
Lender may, but need not, require that all oral requests be confirmed in writing. Borrower agrees to be liable for all sums either: (a) advanced in accordance with the instructions of an authorized person or (b) credited of any of Borrowers accounts with Lender. The unpaid principal balance owing on this Note at any time may be evidenced by endorsements on this Note or by Lender's internal records, including daily computer print-outs. Lender will have no obligation to advance funds under this Note if:
(a) Borrower or any guarantor is in default under the terms of this Note or any agreement that Borrower or any guarantor has with Lender, including any agreement made in connection with the signing of this Note; (b)
Borrower or any guarantor ceases doing business or is insolvent; (c) any guarantor seeks, claims or otherwise attempts to limit, modify or revoke such guarantors guarantee of this Note or any other loan with Lender; or (d) Borrower has applied funds provided pursuant to this Note for purposes other than those authorized by Lender.


PAYMENT OF LOAN FEE. Borrower shall pay to Lender a fee in the amount of Six Thousand and 00/100
Dollars ($6,000.00) plus all out of pocket expenses.

AMENDED AND RESTATED LETTER AGREEMENT. This Note is subject to and shall be governed by all the terms and conditions of that certain Amended and Restated
Letter Agreement between Borrower and Lender of even date herewith, as may be amended from time to time, which Amended and Restated Letter Agreement is incorporated herein by this reference.


REQUEST  TO DEBIT ACCOUNTS.  Borrower will regularly
deposit funds received from  its  business activities
in accounts maintained with  Silicon  Valley Bank.
Borrower  hereby requests and authorizes Lender  to
debit  any of Borrower's accounts  with Lender,
including, without  limitation,  Account Number
_____________ for payments of principal and interest
owing  on  the loan  and  any other obligations owing
by Borrower to Lender.  Lender  will notify  Borrower
of  all  debits  which Lender  makes  against
Borrower's accounts.  Any such debits against
Borrower's accounts shall in no  way    be deemed a set-
off.


JURISDICTION/VENUE. Borrower accepts for itself and in connection with its properties, unconditionally, the jurisdiction of the courts of Norfolk or Suffolk
County in the Commonwealth of Massachusetts in any action, suit, or proceeding of any kind, against it which arises out of or by reason of this Note;
provided, however, that if for any reason Lender is prohibited from availing itself of the courts of the Commonwealth of Massachusetts, then the venue shall lie in Santa Clara County, California.

WAIVERS AND GENERAL PROVISIONS.  Lender may delay or
forgo enforcing any of its  rights or remedies under
this Note without losing them.  Borrower  and any other
person who signs, guarantees or endorses this Note, to
the extent allowed  by law, waive presentment, demand
for payment, protest and  notice of  dishonor.   Upon
any  change in the terms of  this  Note,  and  unless
otherwise  expressly  stated  in writing, no party  who
signs  this  Note, whether as maker,  guarantor,
accommodation maker or endorser, shall be released
from liability.   To  the extent permitted by
applicable law, all such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan, or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral;
and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made.


PRIOR  TO  SIGNING  THIS  NOTE, BORROWER HAS READ AND
UNDERSTOOD  ALL  THE PROVISIONS  OF THIS NOTE,
INCLUDING THE VARIABLE INTEREST RATE  PROVISIONS. THIS
NOTE IS EXECUTED UNDER SEAL.  BORROWER AGREES TO THE
TERMS OF THE NOTE AND ACKNOWLEDGES RECEIPT OF A
COMPLETED COPY OF THE NOTE.

BORROWER:
DATAWATCH CORPORATION

By: /s/ Bruce R. Gardner
Name :  Bruce R. Gardner
Title:  Executive Vice President

Personics Corporation
By: /s/ Bruce R. Gardner
Name:   Bruce R. Gardner
Title:  Treasurer