Form 10-Q
period 1997-06-30
DATAWATCH CORP
filed 1997-08-11
CIK 792130

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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

                      Yes   X                         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     Class                               Outstanding at August 1, 1997

Common stock, $.01 par value                      9,112,780

                     DATAWATCH CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                   Page #

   a)   Consolidated Condensed Balance Sheets:                    3
        June 30, 1997 and September 30, 1996

   b)   Consolidated Condensed Statements of Operations:          4
        Three Months Ended June 30, 1997 and 1996
        Nine Months Ended June 30, 1997 and 1996

   c)   Consolidated Condensed Statements of Cash Flows:          5
        Nine Months Ended June 30, 1997 and 1996

   d)   Notes to Unaudited Consolidated Financial Statements      6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       7

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                        *
Item 2.  Changes in Securities                                    *
Item 3.  Default upon Senior Securities                           *
Item 4.  Submission of Matters to a Vote of  Security Holders     *
Item 5.  Other Information                                        *
Item 6.  Exhibits and Reports on Form 8-K                         14

SIGNATURES

* No information provided due to inapplicability of item.


                                     PART I.
Item 1. Financial Statements

                      DATAWATCH CORPORATION AND SUBSDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                           June 30,         September 30,
                                             1997                1996
ASSETS                                    (Unaudited)          (Audited)
CURRENT ASSETS:
 Cash and equivalents                   $  1,503,206         $  1,696,349
 Short-term investments                      496,399              792,665
 Accounts receivable, net                  7,831,542            7,767,748
 Inventories                                 857,977              480,758
 Prepaid advertising and other expenses    2,082,129            1,264,798

    Total current assets                  12,771,253           12,002,318

PROPERTY PLANT & EQUIPMENT:
 Property and equipment                    4,303,932            3,534,759
 Less accumulated depreciation
     and amortization                     (2,300,147)          (1,737,733)

    Net property and equipment             2,003,785            1,797,026

OTHER ASSETS                                 316,696              400,062

EXCESS OF COST OVER NET ASSETS
   OF ACQUIRED COMPANIES                   1,571,480            1,041,165

TOTAL ASSETS                            $ 16,663,214         $ 15,240,571


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                       $  3,130,733          $ 2,914,952
 Accrued expenses                          1,468,634            1,063,129
 Deferred revenue                          2,017,451            1,946,473
 Borrowings under credit lines                                    636,806
 Current portion of long-term debt           397,260              230,501

    Total current liabilities              7,014,078            6,791,861

LONG-TERM DEBT                             1,485,698              209,824

TOTAL LIABILITIES                          8,499,776            7,001,685

SHAREHOLDERS' EQUITY:
 Common stock                                 91,090               89,659
 Additional paid-in capital               19,728,734           18,665,402
 Accumulated deficit                     (11,466,693)         (10,538,117)
 Common stock held in treasury              (140,388)
 Cumulative translation adjustment           (49,305)              21,942

    Total shareholders' equity             8,163,438            8,238,886

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                 $ 16,663,214         $ 15,240,571

See notes to unaudited consolidated financial statements.


 Item 1.  Financial Statements (continued)


                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                               Three Months Ended          Nine Months Ended
                                    June 30,                   June 30,
                                1997      1996           1997         1996
NET SALES                  $7,607,939  $8,026,996    $24,024,311  $22,323,962

COSTS AND EXPENSES:
 Cost of sales              1,488,181   1,291,616      4,403,260    3,446,532
 Engineering & product
  development                 789,899     645,095      2,104,635    1,716,817
 Selling, general and
  administrative            6,737,419   5,378,981     18,398,343   16,344,533

INCOME (LOSS) FROM
 OPERATIONS                (1,407,560)    711,304       (881,927)     816,080

INTEREST EXPENSE              (55,497)    (21,849)      (106,376)     (64,332)

OTHER INCOME,
 primarily interest            15,643       2,592         36,226       38,034

FOREIGN CURRENCY
 TRANSACTION GAIN (LOSS)       10,623      (1,051)        23,501        7,109

PROVISION FOR INCOME TAX                  (10,407)                    (13,560)

NET INCOME(LOSS)         $(1,436,791)  $  680,589    $  (928,576)  $  783,331

NET INCOME (LOSS)
 PER COMMON SHARE        $      (.16)  $      .08    $      (.10)  $      .09

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES AND
  COMMON EQUIVALENT
  SHARES OUTSTANDING        9,070,271   8,963,598      9,064,505    8,891,748


See notes to unaudited consolidated financial statements.

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
[CAPTION]
                                                         NINE MONTHS ENDED
                                                             June 30,
                                                        1997            1996
[S]                                                 [C]            [C]
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) from continuing operations       $  (928,576)   $  783,331
 Adjustments to reconcile net income to net cash:
  Depreciation and amortization                       1,030,426       679,345
  Changes in current assets and liabilities:
     Inventories                                       (156,354)      (54,734)
     Prepaid advertising and other expenses            (793,466)      (69,575)
     Accounts receivable                                332,008    (1,838,559)
     Accounts payable and accrued expenses             (262,277)     (604,218)
     Deferred revenue                                    70,978        31,119

 Net cash used in operating activities                 (707,261)   (1,073,291)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to equipment and fixtures                   (616,656)     (384,719)
 Proceeds from maturity of short-term investments     1,423,848     1,870,730
 Purchase of short-term investments                  (1,127,582)   (1,627,254)
 Acquisition of Guildsoft Holdings Ltd., net of
   working capital acquired                              19,833
Other assets                                            112,240       (21,962)

 Net cash used in investing activities                 (188,317)     (163,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                  18,125       910,410
 Proceeds from bank term loan                         1,500,000
 Principal payments on long-term obligations           (178,884)     (246,468)
 Borrowings under credit lines, net                    (636,806)      619,270

 Net cash provided by financing activities              702,435     1,283,212

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS        (193,143)       46,716

CASH AND EQUIVALENTS, BEGINNING OF PERIOD             1,696,349       876,802

CASH AND EQUIVALENTS, END OF PERIOD                 $ 1,503,206    $  923,518

See notes to unaudited consolidated financial statements.
[/TABLE]

     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1. Basis of Presentation: The consolidated condensed balance sheet as of June 30, 1997 and the consolidated condensed statements of operations for the three months and nine months ended June 30, 1997 and 1996, and the consolidated condensed statements of cash flows for the nine months ended June 30, 1997 and 1996 are unaudited. In the opinion of management these statements include all adjustments necessary for the fair presentation of the financial data for such periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended September 30, 1996 which appear in the Company's Form 10-K.

2.   Inventories:  The Company accounts for its inventories  using  a
standard  cost  methodology.  Inventories  were  comprised   of   the
following:

                           June 30,      September 30,
                             1997             1996

  Raw materials            $ 343,524       $ 218,615
  Work in process              2,639           2,458
  Finished goods             511,814         259,685
                           ---------       ---------
  TOTAL                    $ 857,977       $ 480,758


3. Acquisitions: On November 7, 1996, the Company acquired all of the outstanding capital stock of Guildsoft Holdings Limited ("Guildsoft"), a United Kingdom based software distributor, in exchange for an aggregate of 125,000 shares of the Company's common stock, with 12,500 of such shares held in escrow for contingent liabilities. The acquisition was accounted for as a purchase and as such, the $933,532 difference between the fair value of the assets acquired and the consideration was recorded as goodwill.

On November 21, 1996 and in connection with the settlement of certain contingent liabilities of WorkGroup Systems Limited, a wholly owned subsidiary of the Company ("WorkGroup"), the company redeemed 32,052 shares of its common stock that were previously held in escrow in connection with the Company's acquisition of WorkGroup in March 1996. Accordingly, $140,388 was recorded as treasury stock.

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

       On November 7, 1996, the Company acquired all the outstanding shares of capital stock of Guildsoft Holdings Limited ("Guildsoft"), located in Plymouth, England, which provides software companies with multi-lingual telesales, support and fulfillment services throughout Europe, in exchange for 125,000 shares of DATAWATCH common stock. This acquisition was accounted for as a purchase. Guildsoft's results of operations for the period from the date of acquisition through June 30, 1997 have been included in the Company's consolidated statements of operations and statements of cash flows.

       DATAWATCH's principal products are: Monarch(TM), which provides data access, translation, and reporting capability to users of networked PCs; VIREX(R) and VET(TM) for the PC, which detect, repair and monitor for virus infections for Apple Macintosh and IBM compatible PCs, respectively; Q-Support(TM) for Windows(in the United States), or Quetzal(TM)(internationally), a complete help desk and asset management system; and netOctopus(TM), a network management and administration system.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and 1996.

Net sales for the three months ended June 30, 1997 were $7,608,000, which represents a decrease of $419,000 or 5% from the net sales of $8,027,000 for the three months ended June 30, 1996. This decrease results from a decrease in international sales of DATAWATCH's Quetzal product. Overall, Monarch accounted for approximately 41% of sales, while Quetzal/Q-Support accounted for approximately 29%. For the three months ended June 30, 1997, the Company's products for the IBM compatible PC accounted for approximately 78% of sales while the Company's products for the Apple PC accounted for approximately 22%.

The Company's cost of sales for the three months ended June 30, 1997 was $1,488,000 or approximately 20% of net sales. Cost of sales for the three months ended June 30, 1996 was $1,292,000 or approximately 16% of net sales. The increase in cost of sales, as a percentage of net sales, results from the inclusion of Guildsoft's product sales which bear lower gross margins than the Company's other products. Cost of sales, as a percentage of net sales, for the June 30, 1997 period, excluding Guildsoft, would have been 17%, which is higher, as a percentage of net sales, than the comparable prior year period due to a lower level of sales on which to amortize order fulfillment overheads.

Engineering and product development expenses were $790,000 for the three months ended June 30, 1997, an increase of $145,000 or approximately 22% from $645,000 for the three months ended June 30, 1996. Included in the expenses for the three months ended June 30, 1997 were approximately $80,000 of expenses associated with organizational changes. Excluding those costs the engineering and product development expenses for the three months ended June 30, 1997 increased by $65,000 or 10% from the comparable period in the prior year. This increase is primarily attributable to additions in personnel and expenses necessary for continued development of the Q-Support product and quality assurance for the Monarch product.

Selling, general and administrative expenses were $6,737,000 for the three months ended June 30, 1997, an increase of $1,358,000 from $5,379,000 for the three months ended June 30, 1996. Included in the expenses for the three months ended June 30, 1997 were $531,000 of expenses associated with organizational changes within the Company's wholly-owned international subsidiary, WorkGroup Systems Limited ("WorkGroup"), which is principally responsible for the Company's Quetzal product line. Also included were approximately $77,000 of expenses related to marketing programs which have been discontinued. Excluding these expenses the increase would have been $750,000 or approximately 14%. This increase is primarily attributable to increases in personnel within the sales and marketing organizations principally for Q-Support and Monarch, and the inclusion of Guildsoft's operating expenses for the period which accounted for approximately 33% of the increase.

As a result of the foregoing, the loss from operations for the three months ended June 30, 1997 was $1,408,000, which compares to income from operations of $711,000 for the three months ended June 30, 1996. The net loss for the three months ended June 30, 1997 was $1,437,000 which compares to net income of $681,000 for the three months ended June 30, 1996. The net loss for the three months ended June 30, 1997 was larger than the loss from operations for the same period principally due to interest expenses incurred during the period. The Company in 1996 recorded only a minimal tax provision due to its ability to utilize net operating loss carryforwards. In 1997, from a domestic perspective, no tax benefits will be realized because of the net losses.


Nine Months Ended June 30, 1997 and 1996.

Net sales for the nine months ended June 30, 1997 were $24,024,000, which represents an increase of $1,700,000 or 8% from the net sales of $22,324,000 for the nine months ended June 30, 1996. This increase results from growth in sales of
DATAWATCH's   Monarch  and Virex products and  the  inclusion  of
$1,444,000 of sales from Guildsoft. Monarch amounted to approximately 40% of sales; Q-Support amounted to approximately 34% of sales. For the nine months ended June 30, 1997, the Company's products for the IBM compatible PC accounted for approximately 82% of sales while the Company's products for the Apple PC accounted for approximately 18%.

The Company's cost of sales for the nine months ended June 30, 1997 was $4,403,000 or approximately 18% of net sales. Cost of sales for the nine months ended June 30, 1996 was $3,447,000 or approximately 15% of net sales. The increase in cost of sales, as a percentage of net sales, results from the inclusion of Guildsoft's product sales which bear lower gross margins than the Company's other products. Excluding Guildsoft, the Company's cost of sales, as a percentage of net sales, for the nine months ended June 30, 1997 would have been 16%, which is substantially consistent with the prior period.

Engineering and product development expenses were $2,105,000 for the nine months ended June 30, 1997, an increase of $388,000 or approximately 23% from $1,717,000 for the nine months ended June 30, 1996. The increase (net of approximately $80,000 of expenses associated with organizational changes) is primarily attributable to additions in personnel and expenses necessary for continued development of the Q-Support product and quality assurance for the Monarch product.

Selling, general and administrative expenses were $18,398,000 for the nine months ended June 30, 1997, an increase of $2,054,000 from $16,344,000 for the nine months ended June 30, 1996. Included in the expenses for the nine months ended June 30, 1997 were $531,000 of expenses associated with organizational changes within WorkGroup. Also included were approximately $77,000 of expenses related to marketing programs which have been discontinued. Included in the expenses for the nine months ended June 30, 1996 were $450,000 of expenses associated with the acquisition of WorkGroup in March 1996. Excluding these expenses the increase in expenses would have been $1,896,000 or approximately 12%. This increase is primarily attributable to increases in personnel within the sales and marketing organizations principally for Q-Support and Monarch, and the inclusion of Guildsoft's operating expenses for the period which accounted for 25% of the increase.

As a result of the foregoing, the loss from operations for the nine months ended June 30, 1997 was $882,000, which compares to the income from operations of $816,000 for the nine months ended June 30, 1996. The net loss for the nine months ended June 30, 1997 was $929,000, which compares to the net income for the nine months ended June 30, 1996 of $783,000. The net loss increases and the net income decreases in both periods is principally attributable to interest expense. The Company in 1996 recorded only a minimal tax provision due to its ability to utilize net operating loss carryforwards. In 1997, from a domestic perspective, no tax benefits will be realized because of the net losses.


LIQUIDITY AND CAPITAL RESOURCES

The Company's management believes that its currently anticipated capital needs for future operations of the Company will be satisfied through at least the end of fiscal 1997 by funds currently available and by funds available through the Company's $1,500,000 working capital line of credit (the "Working Capital Line") and the Company's $1,500,000 equipment line of credit (the "Equipment Line") with its bank pursuant to a letter agreement with the bank. As of June 30, 1997, the Company was not in compliance with two of the financial covenants contained in the letter agreement with the bank. The bank has waived any defaults under the Working Capital Line and Equipment Line as a result of the Company's non-compliance with such financial covenants at June 30, 1997. Management believes that the Company's current operations are not materially impacted by the effects of inflation.

NEW ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which is effective for the Company's fiscal year 1997. This standard requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation costs to be measured based on the fair value of stock options awarded. The Company has evaluated this standard and, as permitted under SFAS No. 123, has decided that it will not adopt the fair value method and will continue to use APB No. 25 for the measurement and recognition of employee stock based transactions. As a result, compliance with this standard during fiscal 1997 will have no impact on the Company's 1997 financial statements, other than the required additional disclosure of the proforma effect of SFAS No. 123 on net income and earnings per share.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" which will become effective during the fourth quarter of fiscal 1998. SFAS No. 128 replaces the presentation of primary earnings per share with basic earnings per share, which excludes dilution, and requires the dual presentation of basic and diluted earnings per share. The Company has evaluated this standard and does not expect the adoption to have a material effect on the Company's earnings per share.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", both of which will be effective for the Company in fiscal 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual and interim financial reports. SFAS 131 also established standards for related disclosures about products and services, geographic areas, and major customers. The implementation of SFAS 130 and 131 are not expected to have a material effect on the Company's financial statements.

                              PART II.



Item 6.  Exhibits and Reports on Form 8-K

A.   Exhibits

     11.1  Computation of Net Income per Common Share.
     27 Financial Data Schedule (filed with SEC Edgar version only).

B.   Reports on Form 8-K

No Current Report on Form 8-K was filed during the quarterly period ended June 30, 1997.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August
11, 1997.



                                      DATAWATCH CORPORATION


                                      /s/ Bruce R. Gardner
                                      Bruce R. Gardner
                                      Executive Vice President,
                                      Treasurer and Director
                                      (Principal Financial and
                                      duly authorized officer)

                               Exhibit 11.1

                     DATAWATCH  CORPORATION AND SUBSIDIARIES
                   COMPUTATION OF NET INCOME PER COMMON SHARE

Computation of weighted average number of shares outstanding used in determining income(loss)per share was as follows:

                              Three Months Ended          Nine Months Ended
                                    June 30,                    June 30,
                               1997         1996           1997        1996

COMMON STOCK AND COMMON STOCK EQUIVALENTS:

Weighted shares outstanding
  of common stock            9,102,323   8,669,620      9,081,529  8,627,019
Shares held in treasury        (32,052)                   (17,024)
Common stock equivalent shares
  resulting from assumed
  exercise of stock options      (a)       293,978          (a)      264,729
Weighted average of common
  and common equivalent
  shares-primary             9,070,271   8,963,598      9,064,505  8,891,748
Assumed exercise of stock
  options based on higher
  of average or closing
  market price                   (a)         7,532         (a)         4,915
Weighted average of common
  and common equivalent
  shares-fully diluted       9,070,271   8,971,130      9,064,505  8,896,663


NET INCOME(LOSS):          $(1,436,791)  $ 680,589      $(928,576) $ 783,331

NET INCOME (LOSS) PER
COMMON SHARE:

   Primary                  $    (.16)   $     .08     $    (.10)  $     .09
   Fully-diluted            $    (.16)   $     .08     $    (.10)  $     .09


(a) Common Stock equivalent shares were excluded from the calculation for the three and nine month periods ending June 30, 1997 due to the antidilutive effect the inclusion of such would have had on loss per share.
