Form 10-K
period 1997-09-30
DATAWATCH CORP
filed 1997-12-29
CIK 792130

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549

                           FORM 10-K
       [x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997

Commission file number  0-19960
                       DATAWATCH CORPORATION
     (Exact name of registrant as specified in its charter)

         Delaware                                      02-0405716
(State of other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                           Identification
                                                                 number)

234 Ballardvale St., Wilmington, Massachusetts    01887
(Address of principal executive office)         (Zip Code)

Registrant's telephone number, including area code: (978) 988-9700

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

                    Yes X               No

Indicate  by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Aggregate   market  value  of  voting  stock  held  by  non-affiliates:
$20,743,977 (computed by reference to the last sales price of such common stock on December 19, 1997 as reported in the National Association of Security Dealers consolidated trading index).

Number of shares of common stock outstanding at December 19, 1997 : 9,111,227

              Documents Incorporated By Reference

Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 1997. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

                             PART I
Item 1.   BUSINESS

GENERAL

     DATAWATCH CORPORATION (the "Company" or "Datawatch") is a provider of innovative, knowledge-based software solutions for the business enterprise.

      The Company was founded in 1985 to design, manufacture, test and market computer workstations and peripherals which conformed to the U.S. government's TEMPEST security standard. A precipitous decline in the market for TEMPEST products led the Company to completely transition its business based on a strategy of acquiring and growing personal computer software companies and the subsequent divestiture of its hardware operation.

     DATAWATCH's two principal products are:

     Monarch(TM), a leader in an emerging software category called Report Mining Systems and a powerful Windows-based report mining tool that lets users easily access, extract, and manipulate live data from virtually any existing computer-generated report.

     Q-Support(TM) (in the United States)/Quetzal (internationally), a widely-used, leading edge Help Desk product, is a comprehensive Windows-based help desk and asset management software package which features an easy-to-use graphical user interface designed specifically for the busy support center.

     During fiscal 1997, DATAWATCH decided that its future direction should be based on and limited to these two principal products. In order to provide the financial resources and management focus on this strategic direction, the Company divested itself of its software products for the Macintosh operating system, VIREX(R) and netOctopus(TM) which generated approximately 19% of fiscal 1997 revenues.
Accordingly, the Company sold these products to Dr Solomon's Software for $16,750,000 on October 9, 1997. DATAWATCH acquired VIREX in fiscal 1993 for approximately $1,500,000 and netOctopus in fiscal 1996 for approximately $1,400,000.

     The Company is a Delaware corporation, with its executive offices located at 234 Ballardvale Street, Wilmington, Massachusetts 01887 and the Company's telephone number is (978) 988-9700.


PRINCIPAL PRODUCTS

REPORT MINING PRODUCTS
----------------------

Monarch/ES

      Introduced in the summer of 1997, Monarch/ES(TM) is a scaleable report storage and delivery solution that leverages investments in existing applications and reporting systems to provide online report viewing, distributed printing, and advanced analytical processing throughout the business enterprise.

      At every level in the business enterprise, people rely on reports to get information. Monarch/ES lets users store, manage, and deliver those reports electronically via a network or intranet, saving paper, reducing storage costs, and empowering users with information needed to do their jobs. Monarch/ES combines state-of-the-art document management technology with powerful analytical processing technology. The result is a hybrid solution that turns report archives into a business intelligence system. Report data is accessible for online queries and analyses. Users can look things up, boil things down, and create their own custom reports with data extracted from existing reports. Client/server architecture makes Monarch/ES highly scaleable. It can be configured for a small department, or rolled out across an entire enterprise. Reports produced in any host environment can be brought into Monarch/ES which automatically identifies, indexes, compresses and stores them, in a report warehouse subsystem. Users can access the reports from any Windows 95 desktop running the Monarch/ES client. Monarch/ES works with industry-standard SQL databases which are compliant with the Open Database Connectivity (ODBC-2) standard. Database servers can be chosen based on report volume and existing network architecture. The initial release of Monarch/ES includes a Sybase SQL Anywhere database.

     Monarch/ES provides comprehensive, configurable security to define privileges for individual users and groups of users. A user ID and password are required to begin a Monarch/ES session. Access to reports and report segments, as well as to certain program functions, is available only with the proper authorization. Once a report has been stored in the system, it is available for online viewing. Softcopy reports (those delivered electronically) look just like hardcopy reports, but they respond to electronic commands such as zoom, scroll, page and jump.

      Consulting services from experienced DATAWATCH professionals complement the Monarch/ES package by providing valuable assistance for all phases of implementation.

Monarch

      Introduced in 1991, Monarch is one of DATAWATCH's principal products and represented approximately 40% of the Company's net sales in fiscal 1997, 41% of net sales for fiscal 1996 and 46% for fiscal 1995. Monarch is a PC-compatible business intelligence software tool which allows users to access, manipulate and translate data held in report files. Monarch is a multi-function data access tool that uses computer-generated legacy reports as a source for data. Monarch accepts a report file as input, extracts the data, and delivers the data to users in a variety of formats. Monarch is marketed as "an electronic alternative to hard copy printouts."

     Corporate and government MIS departments have invested substantial resources in designing reports and delivering them into the hands of managers and their staffs. With Monarch, users can gain instant access to the reports used in their workplace. When the chosen report appears on screen, Monarch offers the user a variety of tools for rapid lookup and navigation. Users can view a full report, or apply filters to view only information that is relevant to their needs. With Monarch, users can create custom reports and summaries, produce local hard copy, create graphs and export data to popular PC applications such as Lotus 1-2-3 or Excel. With the September 1996 introduction of Monarch Version 3.0, users can create a Portable Report Format (PRF) which enables electronic distribution of reports via the intranet thus reducing hardcopy print and delivery costs.


Redwing

      Introduced in December 1997, Redwing(TM) is the new Adobe(R) Acrobat(R) plug-in from DATAWATCH, which is designed to precisely extract text and tables from even the most complex, compound Portable Document
Format (PDF) documents.   Adobe(R) Acrobat(R) is becoming the standard for
publishing, distributing and archiving electronic documents. The number of documents created in Adobe's PDF is growing exponentially. Redwing extracts data with high degrees of character and feature accuracy, which is especially important for companies where any mistake can
become  very  costly.   Tables  can be  edited  before  export  with  a
customized  table  editor.   Cells can be  edited,  merged,  split  and
deleted.   All  text  exported by Redwing is fully editable.   Text  is
converted according to the user's specified rules such as line  length,
word spacing, case conversion, font maps, paragraph detection, etc.   A
user can simply use the text-optimized default settings. Redwing has the capability to automatically export data from PDF files into a format that Monarch can read - making possible sophisticated data analysis and validation over data held in PDF files.


HELP DESK PRODUCTS

Q-Support (U.S.)/Quetzal (Internationally)

      Q-Support, marketed internationally under the name Quetzal, is a Windows-based, comprehensive help desk automation and asset management software package. Q-Support/Quetzal ("Q-Support") is one of DATAWATCH's principal products and represented approximately 34% of the Company's net sales in fiscal 1997, 39% for fiscal 1996 and 33% for fiscal 1995. The program provides IS support centers with a wide-range set of PC software tools for use in a multi-user, networked environment.

     Featuring an easy-to-use graphical user interface, Q-Support logs, routes and tracks calls from initiation through resolution. With Q-Support, users have IS inventory control, the ability to monitor performance levels, access to third-party knowledge providers, e-mail and extensive management reporting options. Flexibility is built in - system administrators can customize the program to suit organizational needs.

           Q-Support automates five key functions for the corporate support center:

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

     * User Access via the Internet - provides support staff and enduser interaction via the Internet providing remote users easier access.

          * Support Facilities - provides the database of resources and reference sources that are required to find the solution to end-user problems.

          * Management Analysis - satisfies the Information Center manager's need to provide accurate management reports on the status of either the inventory of equipment or the amount of support activity taking place.

      Consulting services from experienced DATAWATCH professionals complement the Q-Support package by providing valuable assistance for all phases of implementation. Q-Support offers a complete set of tools to satisfy end-users, lower support costs and optimize asset utilization.



PRICING

      The Company's products are sold as individual units or under LAN or site licenses for multiple users. Monarch/ES typically has a minimum 10 concurrent user license for $20,000. Monarch licenses list for $499 for an individual unit with LAN licenses listing for a minimum of $1,100. Redwing licenses list for $695 for an individual unit with LAN licenses listing for a minimum of $1,995. A minimum three user license for Q-Support is $7,995.

MARKETING AND DISTRIBUTION

      DATAWATCH markets its products through a variety of channels in order to gain broad market exposure and to satisfy the needs of its end-
user  customers,  no  matter  what their  buying  behavior.   DATAWATCH
believes that some customers prefer to purchase products through service-oriented resellers, while others buy on the basis of price, purchase convenience, and/or immediate delivery.

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

      The Company offers its resellers the ability to return obsolete versions of its products and slow-moving products for credit against purchases of other DATAWATCH products on a dollar-for-dollar basis. Defective products may also be returned for credit or exchange. Based on its historical experience, the Company believes that its exposure to such returns is minimal.

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

      During fiscal 1997, one distributor represented approximately 14% of DATAWATCH's net sales. No other customer accounted for more than 10% of DATAWATCH's net sales in 1997. DATAWATCH sells its products outside of the U.S. directly through WorkGroup's sales force and through international resellers. Such international sales represented approximately 47%, 47% and 45% of DATAWATCH'S net sales for fiscal 1997, 1996 and 1995, respectively. See Note 11 to Consolidated Financial Statements which appears elsewhere in this Report on Form 10-K.

RESEARCH AND DEVELOPMENT

     The Company's product strategy necessitates the timely development of new products. DATAWATCH's product development efforts are conducted through in-house software development engineers or by external developers, who are compensated either through royalty payments based on product sales levels achieved or under contracts based on services provided.

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


       DATAWATCH has contractual agreements with the independent developers of Monarch and Monarch/ES which require that source codes be placed into escrow. The principal developers for the products are also bound by contractual commitments which require their continuing involvement in product maintenance and enhancement. Under the agreements, the Company has been granted manufacturing, marketing and sales rights under license agreements which provide for royalty payments based on net revenues. The Company has also been granted exclusive worldwide rights to Monarch with a stated term expiring in the year 2009, and to Monarch/ES with a stated term expiring in the year 2001. The Monarch/ES license automatically renews for successive annual periods unless termination by either party prior to the regular termination date.

BACKLOG

     The Company's software products are generally shipped within seven days of receipt of an order. Accordingly, the Company does not believe that backlog for its products is a meaningful indicator of future business.

COMPETITION

      The software industry is highly competitive and is characterized by rapidly changing technology and evolving industry standards. DATAWATCH competes with a number of companies including IBM, McAfee Associates, Inc., Remedy, Astea, Applix and others which have substantially greater research and development, marketing and financial resources than DATAWATCH. Competition in the industry is likely to intensify as current competitors expand their product lines and as new competitors enter the market.

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

EMPLOYEES

      As of September 30, 1997, DATAWATCH had 261 full-time employees, including 79 engaged in marketing and sales, 48 engaged in product management, development and quality assurance, 76 engaged in providing administrative, accounting and production functions and 58 in technical support services. Subsequent to the sale of Virex and netOctopus to Dr Solomon's Software at October 9, 1997, DATAWATCH had 222 full-time employees, including 65 engaged in marketing and sales, 29 engaged in product management, development and quality assurance, 75 engaged in providing administrative, accounting and production functions and 53 in technical support services.

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

Item 2.  PROPERTIES

      The Company is currently headquartered in a 51,650 square foot leased facility in Wilmington, Massachusetts. The lease expires in May 1999, with an option to renew for an additional five years. The Company uses approximately 65% of this facility and the other 35% is subleased to Secure Systems Group.

     The Company also leases approximately 6,200 square feet in Potters Bar, Hertsfordshire, England, which expires in January 2005, approximately 3,500 square feet in Raleigh, North Carolina, which expires in January 1998, approximately 16,000 square feet in Plymouth, Devon, England, which expires in December 2017, and maintains small offices in Germany, France and Australia.

      The Company believes its facilities are suitable for its current needs.

Item 3.  LEGAL PROCEEDINGS

      At the current time, the Registrant does not have any material legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Registrant's security holders during the last quarter of the fiscal year covered by this report.


EXECUTIVE OFFICERS OF THE REGISTRANT

      The names, ages and titles of the executive officers of the Company are as follows:

Thomas R. Foley     58   Former President, Chief Executive Officer and Director
Bruce R. Gardner    54   President,  Chief Executive Officer and Director
Andrew W. Mathews   55   Former Vice President of Sales
Marco D. Peterson   42   Senior Vice President of North American Operations
Robert Hagger       49   Senior Vice President  of International Operations,
                         Managing Director of WorkGroup Systems Limited
Betsy J. Hartwell   50   Vice President of Finance, Chief Financial Officer
                         and Treasurer
Scott Crenshaw      32   Vice President of Product Development
John Loring         47   Vice President of Information Technology

Officers are elected by, and serve at the discretion of, the Board of Directors.

      THOMAS R. FOLEY, Former President, Chief Executive Officer and Director. Mr. Foley resigned from the Company on October 31, 1997. Mr. Foley, a founder and director of DATAWATCH, had been its President and Chief Executive Officer since the Company was founded in 1985.

     BRUCE R. GARDNER, President, Chief Executive Officer and Director. Mr. Gardner, a founder and director of DATAWATCH, was the Chief Financial Officer and Treasurer since the Company was founded in 1985 until November 1, 1997. Mr. Gardner was a Senior Vice President until June 1993 when he became Executive Vice President. Mr. Gardner assumed his current position on November 1, 1997.

      ANDREW W. MATHEWS, Former Vice President of Sales. Mr. Mathews resigned his position from the Company on October 31, 1997. Mr. Mathews had been a Vice President since March 1986 serving in various capacities in the areas of marketing, sales and as a division general manager.

      MARCO D. PETERSON, Senior Vice President of North American Operations. Mr. Peterson was the founder of PERSONICS and has been its President since its founding in 1984. Mr. Peterson took on the additional role of Vice President of Marketing and Product Development of the Company in October 1994 until he became Senior Vice President on November 1, 1997.

      ROBERT HAGGER, Senior Vice President of International Operations, Managing Director of WorkGroup Systems Limited. Mr. Hagger joined DATAWATCH as Managing Director of WorkGroup Systems on March 4, 1997 and assumed the title of Senior Vice President of International Operations on November 1, 1997. Mr. Hagger, since 1993, was founder and Managing Director of Insight Strategy Management Ltd. Prior to that he was Managing Director of Byrne Fleming Ltd.

      BETSY J. HARTWELL, Vice President of Finance, Chief Financial Officer and Treasurer. Ms. Hartwell assumed the positions of Vice President of Finance, Chief Financial Officer and Treasurer on November 1, 1997. Prior to that and since July, 1990, Ms. Hartwell was DATAWATCH's Corporate Controller.

      SCOTT CRENSHAW, Vice President of Product Development. Mr. Crenshaw assumed the position of Vice President of Product Development on November 1, 1997. Prior to that and since joining DATAWATCH in 1992, Mr. Crenshaw has held various management positions, most recently as Director of Business Development and International Marketing and prior to that as Business Segment Manager and Director of Product Development.

     JOHN LORING, Vice President of Information Technology. Mr. Loring assumed the position of Vice President of Information Technology on November 1, 1997. Prior thereto and since November, 1993, Mr. Loring was the Company's Director of Business Development/Information Systems. Prior to that, Mr. Loring was DATAWATCH's Manager of Systems Engineering.



                            Part II

Item  5.    MARKET  FOR  THE  REGISTRANT'S COMMON  EQUITY  AND  RELATED
SHAREHOLDER MATTERS

The Registrant's common stock is listed and traded on the Nasdaq National Market under the symbol DWCH. The range of high and low prices during each fiscal quarter for the last two fiscal years is set forth below:


                For the Year Ended           Common Stock
                September 30, 1997         High        Low
                ------------------       ---------------------
                4th Quarter               2 7/8        1 7/16
                3rd Quarter               4 5/16       1 5/8
                2nd Quarter               6 5/8        3 5/8
                1st Quarter               8 3/4        5


                For the Year Ended           Common Stock
                September 30, 1996         High        Low
                ------------------        --------------------
                4th Quarter               11  5/8      6  3/8
                3rd Quarter               11  5/8      4  3/4
                2nd Quarter               5   1/4      3  3/8
                1st Quarter               5   7/8      3  3/4

  There are approximately 213 shareholders of record as of December 19, 1997.

   The Company has not paid any cash dividends and it is anticipated that none will be declared in the foreseeable future. The Company intends to retain future earnings, if any, to provide funds for the operation, development and expansion of its business.


Item 6.   SELECTED FINANCIAL DATA

   The following table sets forth selected consolidated financial data of the Company for the periods indicated. The selected consolidated financial data for and as of the end of the years in the five year period ended September 30, 1997 are derived from the Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes appearing elsewhere in this report.


Statements of Operations Data
Years Ended September 30,   1997         1996         1995         1994         1993
                         ---------------------------------------------------------------
Net Sales -
 IBM PC-based
 Products               $25,995,197  $24,216,794  $18,839,265 $13,027,232  $10,360,927
Net Sales -
 Macintosh-based
 Products                 6,052,298    5,805,328    4,520,716   3,854,910    3,580,975
                        ----------------------------------------------------------------
Net Sales                32,047,495   30,022,122   23,359,981  16,882,142   13,941,902
Costs and Expenses       33,929,460   28,894,600   23,678,935  19,956,576   17,883,679
Income (Loss) from
 Continuing Operations   (1,881,965)   1,127,522     (318,954) (3,074,434)  (3,941,777)
Loss from Discontinued
 Operation                     -            -             -            -       (741,145)
Loss on Disposal of
 Discontinued Operation        -            -             -            -     (1,478,082)

Net Income (Loss)       ($1,995,433)  $1,125,360    ($331,423) ($3,042,767) ($6,125,104)

Income (Loss) from
 Continuing Operations
 per Common Share             ($.22)       $0.13       ($0.04)     ($0.41)      ($0.54)
Loss from Discontinued
 Operation per Common
 Share                         0.00         0.00         0.00        0.00        (0.10)
Loss on Disposal of
 Discontinued Operation
 per Common Share              0.00         0.00         0.00        0.00        (0.20)
Net Income (Loss) per
 Common Share                 ($.22)       $0.13       ($0.04)     ($0.41)      ($0.84)




Balance Sheet Data
 September 30,               1997        1996        1995        1994       1993
                        ----------------------------------------------------------

Total Assets            $16,146,645   $15,240,571   $12,358,132  $9,646,324  $12,108,270
Working Capital           4,451,821     5,210,457     2,631,759   1,547,706    3,920,512
Long-Term Obligations     1,399,089       209,824       163,868     137,324      152,484
Shareholders' Equity     $6,924,849    $8,238,886   $ 6,062,170  $5,266,588  $ 8,086,154


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

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

     On October 9, 1997 (subsequent to the end of the 1997 fiscal year) the Company sold its Virex and netOctopus product lines to Dr Solomon's Software for $16,750,000 in cash.

      DATAWATCH's principal products are: Monarch, a report mining solution that leverages legacy reports and reporting systems to provide business intelligence on the Windows desktop; Monarch/ES, a client/server version of Monarch with an integrated report warehouse subsystem; Redwing, a plug-in for Abode(R) Acrobat(R) that accurately extracts text and tables from PDF files; Q-Support (in the United States), and Quetzal (internationally), an integrated help desk and asset management solution for multi-user, networked support centers.

RESULTS OF OPERATIONS

      Fiscal Year Ended September 30, 1997 as Compared to
              Fiscal Year Ended September 30, 1996

      Net sales for the fiscal year ended September 30, 1997 were $32,047,000 which represents an increase of $2,025,000 or 7% from the net sales of $30,022,000 for the fiscal year ended September 30, 1996. Sales have been segregated on the statements of operations so as to highlight the product lines which remain after the disposal of the Macintosh based products. Monarch, which amounted to approximately 40% of sales, increased by 5%; Q-Support, which amounted to approximately 34% of sales, decreased by 6%; Virex, which amounted to approximately
15% of sales and netOctopus, which amounted to approximately 4% of sales, did not change as a percentage of sales from fiscal year ended September 30, 1996. Guildsoft, acquired in November 1997, had net sales for fiscal 1997 which amounted to $1,876,000 or 6% of total net sales. For the fiscal year ended September 30, 1997, the Company's products for the IBM compatible PC accounted for approximately 81% of sales while the Company's products for the Macintosh PC accounted for approximately 19%.

   The Company's cost of sales for the fiscal year ended September 30, 1997 were $5,900,000 or approximately 18% of net sales. Cost of sales for the fiscal year ended September 30, 1996 were $4,516,000 or approximately 15% of net sales. The increase in cost of sales, as a percentage of net sales, results from the inclusion of Guildsoft's product sales which bear lower gross margins than the Company's other products. Cost of sales, as a percentage of net sales for the fiscal year ended September 30, 1997, excluding Guildsoft, would have been 16%, which is relatively consistent with the prior period.

   Engineering and product development expenses were $2,804,000 for the fiscal year ended September 30, 1997, an increase of $465,000 or approximately 20% from $2,339,000 for the fiscal year ended September 30, 1996. This increase (net of approximately $80,000 of expenses associated with organizational changes) is primarily attributable to the increase in personnel costs and expenses necessary for continued development of the Q-Support product and quality assurance for the Monarch product. Product development costs related to the Virex and
netOctopus   products  were  approximately  $1,296,000  in   1997   and
$1,104,000 in 1996.

   Selling, general and administrative expenses were $25,225,000 for fiscal year ended September 30, 1997, an increase of $3,186,000 or approximately 14% from $22,039,000 for the fiscal year ended September 30, 1996. Included in the expenses were $608,000 of one-time expenses principally associated with organizational changes within WorkGroup during the third fiscal quarter. Included in the expenses for the fiscal year ended September 30, 1996 were $450,000 of expenses associated with the acquisition of WorkGroup in March 1996. Excluding these expenses, selling, general and administrative expenses were $24,617,000 for the 1997 fiscal year and were $21,589,000 for the 1996 fiscal year resulting in an increase of $3,028,000 or approximately 14%. This increase is primarily attributable to increases in personnel within the sales and marketing organizations, principally for Q-Support and Monarch, and the inclusion of Guildsoft operating expenses amounting to approximately $912,000 for the period or approximately 30% of the increase.

   As a result of the foregoing, the net loss from operations for the fiscal year ended September 30, 1997 was $1,995,000, which compares to the net income of $1,125,000 for the fiscal year ended September 30, 1996. The Company recorded only de minimis tax provisions, both domestically and internationally, during the periods because of its ability to utilize net operating loss ("NOL") carryforwards during fiscal 1996 and because of its ability to utilize domestic NOL carryforwards and foreign losses during fiscal 1997.

      Fiscal Year Ended September 30, 1996 as Compared to
              Fiscal Year Ended September 30, 1995

      Net sales for the fiscal year ended September 30, 1996 were $30,022,000 which represents an increase of $6,662,000 or 29% from the net sales of $23,360,000 for the fiscal year ended September 30, 1995. Sales have been segregated on the statements of operations so as to highlight the product lines which remain after the disposal of the Macintosh based products. This increase results from growth in sales
of   all   of   DATAWATCH's  products.  Monarch,  which   amounted   to
approximately 41% of sales, increased by 14%; Q-Support, which amounted to approximately 39% of sales, increased by 51%; Virex, which amounted to approximately 15% of sales, increased by 14%; and netOctopus, which
amounted  to  approximately 4% of sales, increased by  143%.   For  the
fiscal year ended September 30, 1996, the Company's products for the IBM compatible PC accounted for approximately 80% of sales while the Company's products for the Macintosh PC accounted for approximately 20%. Revenues were reduced by approximately $400,000 for the fourth quarter, and consequently for the year, as a result of consultancy revenue
deferrals.   See Note 1 (Revenue Recognition - Services and  Other)  to
Notes to Consolidated Financial Statements which appear elsewhere in this Report on Form 10-K.

   The Company's cost of sales for the fiscal year ended September 30, 1996 were $4,516,000 or approximately 15% of net sales. Cost of sales for the fiscal year ended September 30, 1995 were $3,809,000 or approximately 16% of net sales. These costs remained reasonably constant as a percentage of net sales for the two periods.

   Engineering and product development expenses were $2,339,000 for the fiscal year ended September 30, 1996, an increase of $119,000 or approximately 5% from $2,220,000 for the fiscal year ended September 30, 1995. This increase is primarily attributable to the increase in personnel costs associated with the development and quality assurance for its products. Product development costs related to the Virex and netOctopus products were approximately $1,104,000 in 1996 and $1,072,000 in 1995.

   Selling, general and administrative expenses were $22,039,000 for fiscal year ended September 30, 1996. Included in these expenses were non-recurring expenses associated with the acquisition of WorkGroup amounting to $450,000. Excluding these non-recurring expenses, selling, general and administrative expenses were $21,589,000 for the 1996 fiscal year resulting in an increase of $3,939,000 or approximately 22% from $17,650,000 for the fiscal year ended September 30, 1996. This increase is primarily attributable to increases in personnel within the sales and marketing organizations and in promotional expenses principally for Q-Support and Monarch.

   As a result of the foregoing, the net income for the fiscal year ended September 30, 1996 was $1,125,000, an increase of $1,457,000 when compared to the net loss of $331,000 for the fiscal year ended September 30, 1995. The Company recorded only de minimis tax provisions, both domestically and internationally, during the fiscal year ended September 30, 1996 because of its ability to utilize NOL loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

      In October 1997, the Company received $16,750,000 from Dr Solomon's Software for its Virex and netOctopus product lines.

      The Company's management believes that its currently anticipated capital needs for future operations of the Company will be satisfied through at least September 30, 1998 by funds currently available from the above mentioned sale. The Company also has its unused $3,000,000 bank lines of credit. Working capital decreased by approximately $759,000 during fiscal 1997 primarily as a result of unprofitable operations of and cash flow required by the Company's international subsidiaries.

      Management believes that the Company's current operations are not materially impacted by the effects of inflation.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      The Company does not provide forecasts of its future financial performance. However, time to time, information provided by the
Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-K that are not historical facts (including, but not limited to statements contained in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to liquidity and capital resources) may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below and within this Form 10-K, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. The following discussion of the Company's risk factors should be read in conjunction with the financial statements and related notes thereto. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

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

DEPENDENCE ON PRINCIPAL PRODUCTS

      In fiscal 1997, Monarch and Q-Support accounted for approximately 40% and 34%, respectively, of the Company's net sales. Subsequent to year end with the disposal of the Virex and netOctopus products, the Company is wholly dependent on such principal products. As a result, any factor adversely affecting sales of either of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

INTERNATIONAL SALES

      In  1997,  1996  and  1995,  international  sales  accounted  for approximately 47%, 47% and 45%, respectively, of the Company's net sales. The Company anticipates that international sales will continue to account for a significant percentage of its revenues. A significant portion of the Company's net sales will therefore be subject to risks associated with international sales, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company's intellectual property overseas, seasonality of sales and potentially adverse tax consequences.

ACQUISITION STRATEGY

      The Company has addressed and may continue to address the need to develop new products, in part, through the acquisition of other companies. Acquisitions involve numerous risks including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. Achieving and maintaining the anticipated benefits of an acquisition will depend in part upon whether the integration of the companies' business is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries.

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


RAPID TECHNOLOGICAL CHANGE

      The markets in which the Company competes have undergone, and can be expected to continue to undergo, rapid and significant technological change. The ability of the Company to grow will depend on its ability to successfully update and improve its existing products and market and license new products to meet the changing demands of the marketplace and that can compete successfully with the existing and new products of the Company's competitors. There can be no assurance that the Company will be able to successfully anticipate and satisfy the changing demands of the personal computer software marketplace, that the Company will be able to continue to enhance its product offerings, or that technological changes in hardware platforms or software operating systems, or the introduction of a new product by a competitor, will not render the Company's products obsolete.

COMPETITION IN THE PC SOFTWARE INDUSTRY

      The software market for personal computers is highly competitive and characterized by continual change and improvement in technology. Several of the Company's existing and potential competitors (including IBM, McAfee Associates, Inc., Remedy, Astea and Applix) have substantially greater financial, marketing and technological resources than the Company. No assurance can be given that the Company will have the resources required to compete successfully in the future.

YEAR 2000 ISSUE

      Although the Company does not expect that Year 2000 issues will have a material effect on the Company's results of operations or financial condition, the Company is exposed to Year 2000 issues with respect to internal software and external product offerings. Should this issue not be addressed properly, there may be an event that would cause reported financial information not to be necessarily indicative of future operating results. The Company continues to undertake an evaluation of these issues.

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

INDIRECT DISTRIBUTION CHANNELS

   During 1997, 1996 and 1995, the Company derived approximately 20%, 17% and 19%, respectively, of its net sales through resellers, none of which are under the direct control of the Company. The loss of major resellers of the Company's products, or a significant decline in their sales, could have a material adverse effect on the Company's operating results. Other than Ingram Micro Inc., which accounted for approximately 14%, 13%, and 10% of the Company's 1997, 1996 and 1995 net sales, respectively, no reseller or other customer accounted for more than 10% of the Company's revenues in 1997, 1996 or 1995. There can be no assurance that the Company will be able to attract or retain additional qualified resellers or that any such resellers will be able to effectively sell the Company's products. The Company seeks to select and retain resellers on the basis of their business credentials and their ability to add value through expertise in specific vertical markets or application programming expertise. In addition, the Company relies on resellers to provide post-sales service and support, and any deficiencies in such service and support could adversely affect the Company's business.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The  information required by this item is set forth in Item 14(a)
under   the   captions   "Consolidated   Financial   Statements"    and
"Consolidated Financial Statement Schedule" as a part of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.
                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to Directors may be found under the caption "Election of Directors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 1997. Such information is incorporated herein by reference. Information with respect to the Company's executive officers may be found under the caption "Executive Officers of the Registrant" appearing in Part I of this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

      The information set forth under the caption "Compensation and Other Information Concerning Directors and Officers" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 1997 is incorporated herein by reference.

Item   12.   SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS   AND
MANAGEMENT

      The information set forth under the caption "Principal Holders of Voting Securities" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 1997 is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the caption "Certain Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 1997 is incorporated herein by reference.
                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
K

     The following documents are filed as part of this report:

(a)  1.   Consolidated Financial Statements

     Independent Auditors' Report

     Consolidated Balance Sheets as of September 30, 1997 and 1996

     Consolidated  Statements  of  Operations  for  the   Years   Ended
     September 30, 1997, 1996 and 1995.

     Consolidated Statements of Changes in Shareholders' Equity for the Years Ended September 30, 1997, 1996 and 1995.

     Consolidated  Statements  of  Cash  Flows  for  the  Years   Ended
     September 30, 1997, 1996 and 1995.

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

(b)   Reports on Form 8-K

     No current report on Form 8-K was filed during the quarterly period ended September 30, 1997.

(c)                         EXHIBIT INDEX

(6) 2.1  Asset   Purchase  Agreement,  dated  October  9,  1997,  among
         DATAWATCH CORPORATION, Pole Position Software GmbH and Dr Solomon's Software, Inc. (Exhibit 2.1)
(6) 2.2 Escrow Agreement, dated October 9, 1997, among DATAWATCH CORPORATION, Dr Solomon's Software, Inc. and State Street
         Bank and Trust Company. (Exhibit 2.2)
(1) 3.1  Restated Certificate of Incorporation of the  Registrant
         (Exhibit 3.2)
(1) 3.2  By-Laws, as amended, of the Registrant (Exhibit 3.3)
(1) 4.1  Specimen certificate representing  the  Common  Stock
         (Exhibit 4.4)
(1)10.1  Lease by and between the Registrant and CBOB Fund Corp., as Trustee of Ballardvale Building D Nominee Trust, dated February 17, 1992 (Exhibit 10.2)
(1)10.2  1987 Stock Plan (Exhibit 10.7)
(1)10.3  Form  of  Incentive  Stock  Option  Agreement  of   the
         Registrant (Exhibit 10.8)
(1)10.4  Form  of  Nonqualified Stock  Option  Agreement  of  the
         Registrant (Exhibit 10.9)
(1)10.5  Software  Development  and Marketing  Agreement  by  and
         between PERSONICS CORPORATION and Raymond Huger, dated January
         19, 1989 (Exhibit 10.12)
(2)10.6  Asset  Purchase Agreement by and between the  Registrant and  Secure  Systems Group, dated as of May 14, 1993  (Exhibit
         2.1)
(2)10.7  Promissory Note of Secure Systems Group to the Registrant
         in  the  original principal amount of $968,782, dated May  14,
         1993 (Exhibit 10.1)
(2)10.8  Promissory Note of Secure Systems Group to the Registrant
         in  the original principal amount of $1,821,018, dated May 14,
         1993 (Exhibit 10.2)
(2)10.9  Security  Agreement dated as of  May  14,  1993  between
         Secure  Systems Group as debtor and the Registrant as  secured party (Exhibit 10.3)
(2)10.10 Sublease  dated  as of May  14,  1993  between  the
         Registrant  as  sublandlord  and  Secure  Systems   Group   as
         subtenant (Exhibit 10.4)
(3)10.11 Marketing  Agreement  dated  May  1,  1994  between
         WorkGroup  Systems  Ltd.  and DATAWATCH  CORPORATION  (Exhibit
         10.1)
(4)10.12 Commercial  Security  Agreement  between  DATAWATCH
         CORPORATION and Silicon Valley Bank doing business as Silicon Valley East dated November 1, 1994 (Exhibit 10.23)
(4)10.13 Commercial  Security Agreement between PERSONICS CORPORATION and  Silicon Valley Bank doing business as Silicon Valley East dated November 1, 1994 (Exhibit 10.24)
(5)10.14 Executive Agreement between the Company  and  Andrew
         W. Mathews dated April   11, 1996 (Exhibit 10.1)
(5)10.15 Executive Agreement between the Company and Marco  D.
         Peterson dated April 11, 1996 (Exhibit 10.2)
(5)10.16 Executive Agreement between the Company and  Bruce  R.
         Gardner dated April 11, 1996 (Exhibit 10.3)
(5)10.17 Executive Agreement between the Company  and  Thomas
         R. Foley dated April 11, 1996 (Exhibit 10.4)
(7)10.18 Loan Modification Agreement dated October 31, 1996 between
         DATAWATCH   CORPORATION,  Personics  Corporation  and   Silicon
         Valley Bank (Exhibit 10.29)
(7)10.19 1996 Non-Employee Director Stock Option Plan, as amended on December 10, 1996 (Exhibit 10.30)
(7)10.20 1996  International Employee Non-Qualified  Stock  Option
         Plan (Exhibit 10.31)
(8)10.21 Amended  and Restated Letter Agreement, dated  February  12,
         1997,   by   and   between  DATAWATCH  CORPORATION,   Personics
         Corporation and Silicon Valley Bank (Exhibit 10.1)
(8)10.22 Promissory  Note, dated February 12, 1997,  by  and  between
         DATAWATCH   CORPORATION,  Personics  Corporation  and   Silicon
         Valley Bank (Exhibit 10.21).
(8)10.23 Loan Modification Agreement, dated October 30, 1997, by  and
         between   DATAWATCH  CORPORATION,  Personics  Corporation   and
         Silicon Valley Bank (filed herewith)
(9)10.24 1996 Stock Plan (Appendix A)
   11.1  Statement  re:  computation of per  share  earnings (filed herewith)
   21.1  Subsidiaries of the Registrant (filed herewith)
   23.1  Consent of Independent Auditors (filed herewith)
   27    Financial Data Schedule (filed herewith)
------------------------------
(1) Previously filed as exhibits to Registration Statement 33-46290 on Form S-1 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form S-1).

(2) Previously filed as exhibits to Registrant's Current Report on Form 8-K dated May 14, 1993, filed May 28, 1993 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 8-K).

(3) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).

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

(6) Previously filed as exhibits to Registrant's Current Report on Form 8-K dated October 9, 1997 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 8-K).

(7) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the Fiscal Year ended September 30, 1996 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such for 10-K).

(8) Previously filed as exhibits to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 10-Q).

(9) Previously filed as appendix A to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders held on March 19, 1997 and incorporated herein by reference (the number given in parenthesis indicates the corresponding appendix in such definitive Proxy Statement).

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

                         DATAWATCH CORPORATION


Date:  December 29, 1997           By:  /s/ Bruce R. Gardner
                                        Bruce R. Gardner
                                        President,  Chief Executive Officer
                                        and Director
                                        (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                          Title                         Date

/s/ Bruce R. Gardner          President, Chief Executive    December 29, 1997
Bruce R. Gardner              Officer and Director


/s/ Betsy J. Hartwell         Vice President Finance,       December 29, 1997
Betsy J. Hartwell             Chief Financial Officer
(Principal Financial          and Treasurer
 and Accounting Officer)


/s/ Jerome Jacobson            Director                     December 29, 1997
Jerome Jacobson


/s/ David Riddiford            Director                     December 29, 1997
David Riddiford