Form 10-K/A
period 1997-09-30
DATAWATCH CORP
filed 1998-01-05
CIK 792130

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549

                           FORM 10-K/A
                   AMENDMENT NO. 1 TO FORM 10-K
 (Mark One)
     [x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the fiscal year ended: September 30, 1997

                                 OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the transition period from _______ to ________.
                      Commission file number  0-19960

                       DATAWATCH CORPORATION
     (Exact name of registrant as specified in its charter)

         Delaware                                      02-0405716
(State of other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                           Identification no.)

234 Ballardvale St., Wilmington, Massachusetts    01887
(Address of principal executive office)         (Zip Code)

Registrant's telephone number, including area code: (978) 988-9700

Securities registered pursuant to Section 12 (b) of the Act:
                              None
Securities registered pursuant to Section 12 (g) of the Act:
              Common Stock, $.01 par value per share
                         (Title of class)

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

     This Amendment No. 1 on Form 10-K/A to the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (the "Report") is being filed to correct the filing of those documents and exhibits identified in Items 14(a) and 14(c) of the Report which were inadvertently formatted as "correspondence" on the Securities and Exchange Commission's Electronic Data Gathering, Analysis and Retrieval System when the Report was filed with the Securities and Exchange Commission on December 29, 1997.

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

   10.23 Loan Modification Agreement, dated October 30, 1997, by  and
         between   DATAWATCH  CORPORATION,  Personics  Corporation   and
         Silicon Valley Bank (filed herewith)

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


                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of January, 1998.

                         DATAWATCH CORPORATION


                                   By:  /s/ Bruce R. Gardner
                                        -----------------------------------
                                        Bruce R. Gardner
                                        President,  Chief Executive Officer
                                        and Director


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                          Title                         Date

/s/ Bruce R. Gardner          President, Chief Executive    January 5, 1998
---------------------         Officer and Director
Bruce R. Gardner              (Principal Executive Officer)


/s/ Betsy J. Hartwell         Vice President Finance,       January 5, 1998
---------------------         Chief Financial Officer
Betsy J. Hartwell             and Treasurer
                              (Principal Financial
                              and Accounting Officer)


/s/ Jerome Jacobson            Director                     January 5, 1998
--------------------
Jerome Jacobson


/s/ David Riddiford            Director                     January 5, 1998
--------------------
David Riddiford




 Datawatch Corporation and Subsidiaries

 Consolidated Balance Sheets as of
 September 30, 1997 and 1996 and Consolidated
 Statements of Operations, Changes in
 Shareholders' Equity, and Cash Flows for the
 Years Ended September 30, 1997, 1996 and 1995 and Independent Auditors' Report


DATAWATCH CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
-----------------------------------------------------------------------------

                                                               Page

INDEPENDENT AUDITORS' REPORT                                    1

CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 1997 AND 1996
 AND FOR THE THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1997:

 Consolidated Balance Sheets                                    2

 Consolidated Statements of Operations                          3

 Consolidated Statements of Changes in Shareholders' Equity     4

 Consolidated Statements of Cash Flows                          5

 Notes to Consolidated Financial Statements                    6-18












INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Datawatch Corporation
Wilmington, Massachusetts

We have audited the accompanying consolidated balance sheets of Datawatch Corporation and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the consolidated financial statement schedule listed in Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datawatch Corporation and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

November 21, 1997



DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND 1996
-----------------------------------------------------------------------------
ASSETS                                       1997            1996
CURRENT ASSETS:
 Cash and equivalents                      $ 1,586,875   $ 1,696,349
 Short-term investments                           -          792,665
 Accounts receivable, less allowance
  for doubtful accounts of $228,000 in
  1997 and $73,000 in 1996                   7,810,169     7,767,748
 Inventories                                   876,767       480,758
 Prepaid advertising and other expenses      2,000,717     1,264,798
                                           -----------   -----------
         Total current assets               12,274,528    12,002,318
                                           -----------   -----------
PROPERTY AND EQUIPMENT:
 Office furniture and equipment              3,748,022     3,174,964
 Manufacturing and engineering equipment       450,063       359,795
                                           -----------   -----------
                                             4,198,085     3,534,759
 Less accumulated depreciation
  and amortization                          (2,304,705)   (1,737,733)
                                           -----------   -----------
   Net property and equipment                1,893,380     1,797,026
                                           -----------   -----------
OTHER ASSETS                                   551,639       400,062
                                           -----------   -----------
EXCESS OF COST OVER NET ASSETS OF
 ACQUIRED COMPANIES - Less accumulated
  amortization of $2,424,263 in 1997 and
  $1,877,461 in 1996                         1,427,098     1,041,165
                                           -----------   -----------
                                           $16,146,645   $15,240,571
                                           ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                           $3,834,038    $2,914,952
 Accrued expenses                            1,340,995     1,063,129
 Deferred revenue                            2,143,203     1,946,473
 Borrowings under credit lines                   3,338       636,806
 Current portion of long-term obligations      501,133       230,501
                                           -----------    ----------
   Total current liabilities                 7,822,707     6,791,861
                                           -----------    ----------
LONG-TERM OBLIGATIONS                        1,399,089       209,824
                                           -----------    ----------
COMMITMENTS (NOTE 6)

SHAREHOLDERS' EQUITY:
 Common stock, par value $.01 - authorized,
  20,000,000 shares; issued, 9,116,113 and
  8,965,988 shares; outstanding,
  9,084,061 and 8,965,988 shares in 1997 and
  1996, respectively                            91,160       89,659
 Additional paid-in capital                 19,737,963   18,665,402
 Accumulated deficit                       (12,533,550) (10,538,117)
 Cumulative translation adjustment            (230,336)      21,942
                                           -----------   -----------
                                             7,065,237    8,238,886

Less - treasury stock, at cost
 - 32,052 shares                              (140,388)        -
                                           -----------    ----------
   Total shareholders' equity                6,924,849    8,238,886
                                           -----------    ----------
                                           $16,146,645  $15,240,571
                                           ===========   ===========

See notes to consolidated financial statements.



DATAWATCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
-------------------------------------------------------------------------
                                      1997        1996          1995
NET SALES:
 IBM PC-based products            $25,995,197  $24,216,794   $18,839,265
 Macintosh-based products           6,052,298    5,805,328     4,520,716
                                  -----------   ----------    ----------
   Net sales                       32,047,495   30,022,122    23,359,981

COSTS AND EXPENSES:
 Cost of sales                      5,899,849    4,516,456     3,808,995
 Engineering and product
  development                       2,804,434    2,338,724     2,219,930
 Selling, general and
  administrative                   25,225,177   22,039,420    17,650,010
                                   ----------   ----------    ----------
INCOME (LOSS) FROM OPERATIONS      (1,881,965)   1,127,522      (318,954)

INTEREST EXPENSE                     (167,871)     (96,184)      (75,449)

OTHER INCOME - Primarily interest      54,503       49,162        67,688

FOREIGN CURRENCY TRANSACTION
 GAINS (LOSSES)                          (100)      11,860        23,292

BENEFIT (PROVISION) FOR INCOME
 TAXES                                    -         33,000       (28,000)
                                   ----------    ---------     ----------
NET INCOME (LOSS)                 $(1,995,433) $ 1,125,360    $ (331,423)
                                   ==========   ==========    ===========
NET INCOME (LOSS) PER SHARE       $      (.22) $       .13    $     (.04)
                                   ==========   ==========    ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                 9,060,612    8,943,862     8,204,502
                                   ==========   ==========    ==========

See notes to consolidated financial statements.




DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
----------------------------------------------------------------------------------------------------------------------
                                   Common        Additional     Treasury                        Cumulative
                                    Stock         Paid-in         Stock           Accumulated   Translation  Total
                               Shares   Amount    Capital     Shares   Amount       Deficit     Adjustments
----------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 1, 1994      7,378,756  $73,787 $16,478,411   -      $   -     $(11,332,054)   $46,444   $5,266,588

Common stock options exercised   97,039      970     71,123    -          -             -          -          72,093

Warrants exercised, net of
 offering costs               1,153,340   11,534  1,064,826    -          -             -          -       1,076,360

Translation adjustment             -        -          -       -          -             -       (21,448)     (21,448)

Net loss                           -        -          -       -          -         (331,423)      -        (331,423)
----------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1995   8,629,135   86,291 17,614,360    -          -      (11,663,477)    24,996    6,062,170

Common stock options exercised  217,411    2,174    203,264    -          -             -          -         205,438

Warrants exercised, net of
 offering costs                 119,442    1,194    847,778    -          -             -          -         848,972

Translation adjustment             -        -          -       -          -             -        (3,054)      (3,054)

Net income                         -        -          -       -          -        1,125,360       -       1,125,360
----------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1996   8,965,988   89,659 18,665,402    -          -      (10,538,117)    21,942    8,238,886

Common stock issued pursuant
 to acquisition of Guildsoft    125,000    1,250    905,000    -          -             -          -         906,250

Common stock options
 exercised                       25,125     251      27,173    -          -             -          -          27,424

Escrowed share returned to
 treasury                          -       -        140,388 (32,052)  (140,388)         -          -            -

Translation adjustment             -       -           -       -          -             -      (252,278)    (252,278)

Net loss                           -       -           -       -          -       (1,995,433)      -      (1,995,433)
----------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1997   9,116,113 $91,160 $19,737,963 (32,052) $(140,388) $(12,533,550) $(230,336)  $6,924,849
======================================================================================================================
See notes to consolidated financial statements,



DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
------------------------------------------------------------------------------
                                            1997          1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                      $(1,995,433)  $ 1,125,360  $ (331,423)
 Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
   Adjustment to change fiscal
    year of WorkGroup                          -             -        158,921
   Depreciation and amortization          1,522,877     1,223,162     975,254
   Changes in current assets and
    liabilities, net of acquisitions:
     Inventories                           (175,144)     (218,230)    (20,900)
     Prepaid advertising and
      other expenses                       (672,054)      243,381    (641,303)
     Accounts receivable                    353,381    (2,537,062) (1,819,261)
     Accounts payable and accrued
      expenses                              132,358      (567,112)    914,894
     Deferred revenue                       196,730       631,818     581,524
                                          ---------    ----------   ---------
      Net cash used in operating
       activities                          (637,285)     (98,683)    (182,294)
                                          ---------    ----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment and fixtures        (647,888)    (564,129)    (381,298)
 Proceeds from sale of equipment - net       91,233         -            -
 Proceeds from sale of short-term
  investments                             2,069,065    2,312,478      676,733
 Purchase of short-term investments      (1,276,400)  (2,219,484)  (1,562,392)
 Acquisition of Guildsoft Holdings, Ltd.,
  net of working capital acquired            19,833         -            -
 Other assets                              (314,608)      25,571     (393,006)
                                          ---------    ---------    ---------
      Net cash used in investing
       activities                           (58,765)    (445,564)  (1,659,963)
                                          ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of
  common stock                               27,424    1,054,410    1,148,453
 Principal payments on long-term
  obligations                              (307,380)    (245,575)    (136,833)
 Principal (payments) borrowings under
  credit lines - net                       (633,468)     554,959       81,847
 Proceeds from bank term loan             1,500,000           -            -
                                          ---------    ---------    ----------
      Net cash provided by financing
       activities                           586,576    1,363,794    1,093,467
                                          ---------    ---------    ----------
NET INCREASE (DECREASE) IN CASH
 AND EQUIVALENTS                           (109,474)     819,547     (748,790)

CASH AND EQUIVALENTS, BEGINNING
 OF YEAR                                  1,696,349      876,802    1,625,592
                                          ---------    ---------    ----------
CASH AND EQUIVALENTS, END OF YEAR        $1,586,875   $1,696,349   $  876,802
                                          =========    =========    ==========
SUPPLEMENTAL INFORMATION:
 Interest paid                           $  159,954   $   96,184   $   75,449
                                          =========    =========    ==========
 Income taxes paid                       $  167,490   $   78,922   $     -
                                          =========    =========    ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Equipment acquired under capital
  lease agreements                       $  267,277   $  320,684   $  259,713
                                          =========    =========    =========
 Escrowed shares returned to treasury    $  140,388   $     -      $     -
                                          =========    =========    =========

See notes to consolidated financial statements.






DATAWATCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES

   Nature of Business - Datawatch Corporation and its wholly owned subsidiaries, Personics Corporation ("Personics"), Pole Position Software GmbH ("Pole Position") WorkGroup Systems Limited ("WorkGroup") and Guildsoft Holdings Limited ("Guildsoft") (collectively, the "Company") develop, market and distribute personal computer software products. The Company also provides a wide range of consulting services surrounding the implementation and support of its software products.

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

   Revenue Recognition - Software - Revenue from sales of software products are recognized at the time of shipment when no significant obligations remain and collectibility is probable. The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 60 days from the date of purchase. Software products sold directly to end-users include a guarantee under which such customers may return products within 30 to 60 days for a full refund. During each of the three years in the period ended September 30, 1997, returns under these warranty and guarantee arrangements were not material.

   Revenue Recognition - Services and Other - Revenue from the sale of annual subscription agreements to provide upgrades for minor product improvements and new virus protection are deferred at the time of sale. Revenue from the sale of separate consulting agreements to provide field service support are also deferred at the time of sale. The Company recognizes its revenue on these agreements ratably over a twelve-month period.

   Revenue from consulting services performed in connection with the sale of bundled products and services (principally at the Company's WorkGroup subsidiary) are recognized at the time of the shipment of software if the consulting services are expected to be provided within a short period of time after the shipment of the related product (i.e., within a few weeks) and the cost of such services are estimable. If consulting services are not expected to be provided within a short period of time after the shipment of the related product, such revenue are deferred and recognized as revenue as the services are provided.

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES (CONTINUED)

   Cash and Equivalents - Cash and equivalents includes cash on hand, cash deposited with banks and highly liquid debt securities with remaining maturities of 90 days or less when purchased.

   Short-Term Investments - Short-term investments consist of
   United States Treasury Bills with relatively short-term maturities for which the carrying value approximates market.

   Other Assets - Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," issued by the Financial Accounting Standards Board ("FASB"), the Company is required to capitalize certain software development and production costs once technological feasibility has been achieved. The cost of purchased software is capitalized when related to a product which has achieved technological feasibility or that has an alternative future use. For the years ended September 30, 1997, 1996 and 1995, the Company did not capitalize any internal software development costs. During fiscal 1997, the Company purchased and capitalized software amounting to $315,000. For the years ended September 30, 1996 and 1995, the Company did not capitalize any purchased software. Software development costs incurred prior to achieving technological feasibility as well as certain licensing costs are charged to research and development expense as incurred.

   Capitalized software development and purchased software costs are reported at the lower of unamortized cost or net realizable value. Commencing upon initial product release, these costs are amortized based on the straight-line method over the estimated life, generally twelve to thirty-six months for purchased software. Amortization was approximately $22,000 in 1997 and $60,000 in both 1996 and 1995.

   Advertising and Promotional Materials - Advertising costs are expensed as incurred and amounted to approximately $721,000, $917,000, and $640,000 in 1997, 1996 and 1995, respectively.
   Direct mail/direct response costs are expensed as the associated revenue is recognized. The amortization period is based on historical results of previous mailers (generally 3 to 4 months from the date of the mailing). Direct mail expense was approximately $3,152,000, $3,970,000 and $4,000,000 in 1997,
   1996 and 1995, respectively. At September 30, 1997 and 1996, deferred direct mail/direct response costs were approximately $1,291,000 and $863,000, respectively.

   Concentration of Credit Risks and Major Customers - The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end-users under normal credit terms. One customer individually accounted for 14% of net sales in 1997, 13% of net sales in 1996, and 10% of net sales in 1995. This same customer accounted for 26% and 23% of outstanding trade receivables as of September 30, 1997 and 1996, respectively. No base of customers in one geographic area constitutes a significant portion of sales. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

   Inventories - Inventories consist of software components - primarily software manuals, diskettes and retail packaging materials. Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method.

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES (CONTINUED)

   Property and Equipment - Purchased equipment and fixtures are recorded at cost. Leased equipment accounted for as capital leases is recorded at the present value of the minimum lease payments required during the lease term. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets and over the terms, if shorter, of the related leases. Useful lives and lease terms range from 3 to 7 years. The cost and the related accumulated amortization of equipment leased under capital lease agreements was approximately $1,043,000 and $577,000 at September 30, 1997, respectively, and $958,000 and $448,000 at September 30, 1996, respectively. Amortization expense was $296,000, $224,000 and $142,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

   Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to accounting for income taxes based upon the future expected values of the related assets and liabilities. Deferred income taxes are provided for items which are recognized in different years for tax and financial reporting purposes.

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

   The Company also evaluates other long-lived assets using the same methodology in accordance with SFAS No. 121.

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

   Net Income Per Common Share - Net income per common share is computed upon the weighted average number of common and common equivalent shares outstanding during each period presented. Common stock equivalents consist of dilutive stock options and common stock warrants.

   In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which will become effective during the first quarter of fiscal 1998. SFAS No. 128 replaces the presentation of primary earnings per share with basic earnings per share, which excludes dilution, and requires the dual presentation of basic and diluted earnings per share. Had the Company used SFAS No. 128, the Company's basic earnings per share and diluted earnings per share would have been the same as the earnings per share presented in the consolidated statements of operations for fiscal 1997, 1996 and 1995.

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES (CONTINUED)

   Foreign Currency Translations and Transactions - The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52. The related translation adjustments are reported as a separate component of shareholders' equity. Gains and losses resulting from transactions and related accounts that are denominated in currencies other than the U.S. dollar are included in the net operating results of the Company in accordance with SFAS No. 52.

   Reclassifications - Certain prior year amounts have been reclassified to conform with the current financial statement presentation.

   Stock-Based Compensation - During 1997, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments issued to employees and nonemployee directors. The Company continues to account for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25. The difference between accounting for stock-based compensation under APB No. 25 and SFAS No. 123 is disclosed in Note 9.

   New Accounting Pronouncements - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS
   No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Both standards will be adopted by the Company during the first quarter of fiscal 1999 and are not expected to have a material effect on its consolidated financial position, results of operations or financial statement disclosures.

2. POOLING-OF-INTERESTS

   On March 12, 1996, the Company acquired all of the outstanding shares of capital stock of WorkGroup in exchange for an aggregate of 1,437,000 shares of the Company's common stock, with 143,698 of such issued shares held in escrow for contingent liabilities. The acquisition has been accounted for as a pooling-of-interests. Costs related to the pooling-of-interests of $450,000 were expensed during fiscal 1996. On November 21, 1996, the Company recovered 32,052 shares of the 143,698 escrowed shares in connection with the settlement of certain WorkGroup contingent liabilities. These liabilities had been previously recorded in the 1996 financial statements.

   As of September 30, 1995, the Company acquired Pole Position, a German software developer, in exchange for 300,000 shares of the Company's common stock. The acquisition has been accounted for as a pooling-of-interests. Costs related to the pooling-of-interests of $70,208 were expensed during fiscal 1995.

3. PURCHASE ACQUISITION

   On November 7, 1996, the Company acquired all of the outstanding capital stock of Guildsoft Holdings Limited ("Guildsoft"), a U.K.-based software distributor, in exchange for an aggregate of 125,000 shares of the Company's common stock, with 12,500 of such issued shares held in escrow for contingent liabilities.
   The acquisition has been accounted for as a purchase.
   Accordingly, all operating activity of Guildsoft from November
   7, 1996 through September 30, 1997 has been included in the Company's fiscal 1997 consolidated statement of operations. On an unaudited pro forma basis, if the acquisition had taken place on October 1, 1995, net sales for fiscal 1996 would have been approximately $31,900,000 and net income for fiscal 1996 would not have been materially different from the amount previously reported.

   The total purchase price of $906,250 was allocated to the assets acquired based upon their respective fair values as follows:

     Accounts receivable                       $ 395,802
     Inventories                                 220,865
     Prepaid and other assets                     63,865
     Property and equipment                       84,669
     Goodwill                                    933,532
     Accounts payable                           (682,931)
     Accrued expenses                           (129,385)
     Cash and equivalents                         19,833
                                                ---------
                                               $ 906,250
                                                =========


4. INVENTORIES

   Inventories consisted of the following at September 30:

                                         1997          1996

     Raw materials                    $ 338,560     $ 218,615
     Work in process                      1,825         2,458
     Finished goods                     536,382       259,685
                                       --------      --------
     Total                            $ 876,767     $ 480,758
                                       ========      ========

5. ACCRUED EXPENSES

   Accrued expenses consisted of the following at September 30:

                                             1997          1996

    Accrued salaries and benefits       $  567,745    $  222,921
    Accrued royalties and commissions      406,536       491,960
    Accrued legal and accounting            19,802       142,758
    Accrued rent and property taxes         54,364        80,487
    Other                                  292,548       125,003
                                         ---------     ---------
    Total                               $1,340,995    $1,063,129
                                         =========     =========

6. COMMITMENTS

   Leases - The Company leases various facilities in the U.S. and overseas under noncancelable operating leases which expire through 2017. The lease agreements provide for the payment of minimum annual rentals and a pro-rata share of real estate taxes and maintenance expenses. The Company has an option to renew the lease for its U.S. facilities for an additional five years commencing in 1999. Rental expense for all operating leases was approximately $803,000, $851,000 and $714,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

   As of September 30, 1997, minimum rental commitments under noncancelable operating leases are as follows:

     Year Ending
     September 30

     1998                           $  623,625
     1999                              382,770
     2000                              107,479
     2001                               77,115
     2002                               77,115
     Thereafter                      1,135,382
                                    ----------
     Total minimum lease payments   $2,403,486
                                    ==========

   Royalties - The Company is also committed to pay royalties relating to the sales of software products. Royalty expense was approximately $1,867,000, $1,533,000 and $1,395,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

7. FINANCING ARRANGEMENTS

   Line of Credit - The Company maintains a line of credit which will expire on January 30, 1998. The line of credit provides for maximum borrowings up to the lesser of $1,500,000 or 50%-75% of defined eligible accounts receivable. Borrowings under the line are collateralized by substantially all assets of the Company. Outstanding borrowings bear interest at the bank's prime rate plus 1.0%. As of September 30, 1997 and 1996, there were no outstanding borrowings under the line of credit.

   Term Loan - On February 12, 1997, the Company obtained an equipment line of credit with a bank. The line of credit provides for maximum borrowings up to $1,500,000. Borrowings under the line are collateralized by substantially all assets of the Company. The borrowings bear interest at the bank's prime rate plus 1.5% (10% at September 30, 1997). Payments of interest only are required from March 12, 1997 through February 12, 1998, at which time the equipment line will convert to a term loan payable in thirty-six even monthly payments of principal plus interest, beginning March 12, 1998 with final payment due February 12, 2001. The agreement requires compliance with certain financial and other covenants which specify, among other things, dividend restrictions, a minimum tangible capital base, and minimum leverage and liquidity levels. The Company was in violation (and subsequently obtained a waiver) of one of these covenants at September 30, 1997. As of September 30, 1997, $1,500,000 of borrowings were outstanding under the equipment line of credit.

   Demand Note - At September 30, 1997, Pole Position had a demand note payable to a bank. The interest rate applicable to this note is a variable rate based upon the General Interest Rate of Germany (10% at September 30, 1997). Subsequent to year end this note was repaid in full.

   Capital Lease Obligations - The Company leases certain office and computer equipment under capital leases with lease terms ranging from 1 to 3 years.

   Future principal maturities of the Company's debt obligations at September 30,1997 are as follows:

                                 Capital      Demand      Term
                                 Leases        Note       Loan         Total
        1998                   $ 215,927    $ 26,712  $  258,494   $  501,133
        1999                     121,476        -        500,000      621,476
        2000                      36,107        -        500,000      536,107
        2001 and thereafter         -           -        241,506      241,506
                               ---------    --------   ---------    ---------
        Total debt obligation  $ 373,510    $ 26,712  $1,500,000   $1,900,222
                               =========    =========  =========    =========


8. INCOME TAXES

   At September 30, 1997, the Company has available approximately $4,600,000 and $7,365,000 of regular tax loss carryforwards for federal and state purposes, respectively, which commence expiring in 2007. An alternative minimum tax credit of $144,000 is available for offset against future regular federal taxes. Research and development credits of $205,000 expire in 2005.
   In addition, tax loss carryforwards in certain foreign jurisdictions total approximately $2,000,000.

8. INCOME TAXES (CONTINUED)

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards and credits. The tax effects of significant items comprising the Company's net deferred tax position as of September 30 were as follows:

                                                    1997           1996
     Deferred tax liabilities:
      Depreciation and amortization            $ (91,675)      $ (28,174)
      Other                                         -            (20,041)
                                               ---------       ---------
                                                 (91,675)        (48,215)
     Deferred tax assets:
      Inventory related items                    196,870          69,947
      Accounts and notes receivable reserves     269,043         184,063
      Net operating loss carryforwards         3,166,171       2,430,356
      Research and development credits           204,711         195,817
      Alternative minimum tax credits            143,711         119,000
                                               ---------       ---------
                                               3,888,831       2,950,968

     Valuation allowance                      (3,888,831)     (2,950,968)
                                               ---------       ---------
     Deferred taxes, net                      $    -          $     -
                                              ==========      ===========



   The Company has experienced significant losses either domestically or internationally over the past several years. Accordingly, management does not believe the tax assets satisfy the realization criteria set forth in SFAS No. 109 and has thus recorded a valuation allowance for the entire net tax asset. The valuation allowance increased by approximately $938,000 in 1997 because of significant unrecognized foreign net operating losses.

   As described in Note 12, in October 1997 the Company sold two of its software product lines. Net operating losses previously reserved totaling approximately $3,000,000 will be recognized in connection with this transaction.

   The following table reconciles the Company's effective tax rate to the federal statutory rate of 34% for the years ended
   September 30, 1997, 1996 and 1995:


                                                        1997        1996       1995
  Taxes (benefit) at federal statutory rate         $ (678,000)  $ 372,000  $(103,000)
  Utilization of net operating loss carryforwards     (371,000)   (507,000)  (287,000)
  Net operating loss carryforwards not recognized    1,049,000     133,000    365,000
  Other                                                   -        (31,000)    53,000
                                                     ---------    ---------  --------
  Provision (benefit) for income taxes              $     -      $ (33,000)  $ 28,000
                                                     =========    =========  ========

9. SHAREHOLDERS' EQUITY

   Stock Option Plans - The Company's four stock option plans described below provide for granting of options and other stock rights to purchase common stock of the Company to employees, officers, consultants and directors who are not otherwise employees. The options granted are exercisable as specified at the date of grant and generally expire five to ten years from the date of grant. Generally, options and other stock rights are granted at exercise prices not less than fair market value at the date of the grant.

   The Company's 1987 Stock Option Plan provides for the issuance of nonqualified or incentive stock options to employees, officers, consultants, and directors to purchase an aggregate of 790,791 shares of common stock. As of February 25, 1997, the Company may no longer issue stock options under the 1987 Stock Option
   Plan pursuant to terms of the plan.

   On June 1, 1996, the Company established the 1996 Non-employee Director Stock Option Plan, (the "1996 Director Plan") which was amended December 10, 1996. The 1996 Director Plan, as amended, provides for an initial grant of 12,000 options to each non-employee director elected as a member of the Board of Directors and for the subsequent automatic annual grant of 4,000 options (at the then current fair market value) to each member so long as that member remains on the Board of Directors. Options granted pursuant to this plan vest 8.33% during each three-month period subsequent to date of grant, so as to be fully vested three years from date of grant. Options may be granted under this plan through June 1, 2006.

   On October 4, 1996, the Company established the 1996 International Employee Non-Qualified Stock Option Plan (the "1996 International Plan"). Pursuant to this plan, nonqualified options may be granted to any employee or consultant of any of the Company's foreign subsidiaries through October 4, 2006.

   On December 10, 1996, the Company established the Datawatch Corporation 1996 Stock Plan (the "1996 Stock Plan") which provides for the granting of both incentive stock options and nonqualified options, the award of Company common stock, and opportunities to make direct purchases of Company common stock (collectively, "Stock Rights"), as determined by a committee appointed by the Board of Directors. Options pursuant to this plan may be granted through December 10, 2006, and shall vest as specified by the Committee.

   Selected information regarding the above stock option plans as of and for the year ended September 30, 1997 is as follows:

                                          Authorized       Available for
                                          for Grant        Future Grant

     1987 Stock Option Plan                 790,791              -
     1996 Director Plan                      72,000            36,000
     1996 International Plan                200,000            13,000
     1996 Stock Plan                      1,000,000           645,000
                                         ----------        ----------
                                          2,062,791           694,000
                                         ==========        ==========


9. SHAREHOLDERS' EQUITY (CONTINUED)

   The following table is a summary of activity for all of the Company's stock option plans:

                                        Shares Under      Weighted Average
                                           Option         Exercise Price
                                                             Per Share

     Outstanding, October 1, 1994         449,490           $ 0.95

       Granted                              9,000             2.90
       Canceled                           (41,832)            1.56
       Exercised                          (97,039)            0.74
                                         --------           -------
     Outstanding, September 30, 1995      319,619             0.99

       Granted                            181,000             5.01
       Canceled                            (7,667)            4.46
       Exercised                         (217,411)            0.95
                                         --------           -------
     Outstanding, September 30, 1996      275,541             3.56

       Granted                            719,820             1.98
       Canceled                          (198,527)            4.53
       Exercised                          (25,125)            1.09
                                         --------            -----
     Outstanding, September 30, 1997      771,709           $ 1.92
                                         ========            =====



9. SHAREHOLDERS' EQUITY (CONTINUED)

   The following table sets forth information regarding options outstanding at September 30, 1997:


                  Options Outstanding                     Options Exercised
----------------------------------------------------    --------------------
                        Weighted Average    Weighted              Weighted
                          Remaining         Average               Average
  Exercise                Contractual       Exercise              Exercise
   Prices     Shares      Life (Years)       Price       Shares    Price

   $ 1.00     74,875         2               $ 1.00      74,875   $ 1.00
     1.69    352,167         8                 1.69      46,661     1.69
     1.75    285,000         10                1.75      23,335     1.75
     1.88      8,000         5                 1.88        -        1.88
     1.94      3,000         5                 1.94        -        1.94
     2.47        667         2                 2.47         333     2.47
     4.31     12,000         9                 4.31        -        4.31
     4.87     12,000         4                 4.87       5,000     4.87
     7.06     12,000         9                 7.06       4,000     7.06
     7.75     12,000         9                 7.75       4,000     7.75
            --------       ----              ------     -------     ----
             771,709         8               $ 1.92     158,204   $ 1.76
            ========       ====              ======     =======     ====




   As described in Note 1, the Company uses the intrinsic value method in accordance with APB No. 25 to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, the Company's net income (loss) and net income (loss) per share for the years ended September 30, 1997 and 1996 would have been $(2,263,219) or $(.25) per share in 1997 and $1,062,506 or $.12 per share in 1996.

   The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions in 1997 and 1996: an expected life of 5 years, expected weighted-average volatility of 87.2% in 1997 and 52.1% in 1996, a dividend yield of 0%, and a weighted-average risk-free interest rate of 6.7% in 1997 and 6.1% in 1996. The weighted-average fair value of options granted in 1997 and 1996 was $1.26 and $3.41, respectively.

   The option pricing model was designed to value readily tradeable stock options with relatively short lives. The options granted to employees are not tradeable and have contractual lives of five to ten years. However, management believes that the assumptions used and the model applied to value the awards yields a reasonable estimate of the fair value of the grants made under the circumstances.

   Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $.01 per share.
   There were no shares of preferred stock outstanding at September 30, 1997 and 1996.

10.RETIREMENT SAVINGS PLAN

   The Company has a 401(k) retirement savings plan covering substantially all of the Company's full-time domestic employees. Under the provisions of the plan, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company has not made any contributions during 1997, 1996 or 1995.

11.SEGMENT INFORMATION

   Summarized information about the Company's operations by geographic area is as follows:

                                           Europe
                                         (Principally
                                          U.K. and
                             Domestic     Germany)      Eliminations  Total

Year Ended September 30, 1997
Net sales                   $20,502,363  $12,398,815  $ (853,683) $32,047,495
Income (loss) from
 operations                     986,866   (2,800,009)    (68,822)  (1,881,965)
Identifiable assets          16,782,249    5,089,501  (5,725,105)  16,146,645

Year Ended September 30, 1996

Net sales                   $19,980,505  $10,418,080  $ (376,463) $30,022,122
Income (loss) from
 operations                   1,802,456     (666,201)     (8,733)   1,127,522
Identifiable assets          12,329,945    4,658,682  (1,748,056)  15,240,571

Year Ended September 30, 1995

Net sales                   $16,425,189  $ 7,242,738  $ (307,946) $23,359,981
Income (loss) from
 operations                     945,860   (1,190,528)    (74,286)    (318,954)
Identifiable assets           9,918,844    2,551,838    (112,550)  12,358,132


   Export sales aggregated approximately $3,484,000, $4,015,000 and $3,496,000 in 1997, 1996 and 1995, respectively.


12.SUBSEQUENT EVENT

   On October 9, 1997, the Company sold two of its software product lines for $16,750,000 in cash, resulting in a gain, net of tax, of approximately $11,865,000. The assets sold consist primarily of inventory, property and equipment, trademarks, and the technological rights related to these product lines.

   On an unaudited pro forma basis, if the sale of these product lines had taken place on October 1, 1996, net sales, net loss, and net loss per share for fiscal 1997 would have been approximately
   $25,915,000, $1,659,000, and $0.18, respectively.

                              * * * * * *



                                  Schedule VIII
                      DATAWATCH CORPORATION & SUBSIDIARIES
                        VALUATION AND QUALIFIED ACCOUNTS

------------------------------------------------------------------------------
COLUMN A            COLUMN B        COLUMN C            COLUMN D      COLUMN E
------------------------------------------------------------------------------
Description        Balance at      Additions           Deductions   Balance at
                   Beginning       Charged To          from         End of
                   Period     -----------------------  Reserves     Period
                             Costs & Expenses(a) Other
-----------------------------------------------------------------------------
<S)
Year Ended September 30, 1997
-----------------------------
Allowance-doubtful
 accounts and
 sales returns     $73,145   $177,334  $54,138 (d),(e) ($76,704)(b)   $227,913
                   -----------------------------------------------------------
TOTAL              $73,145   $177,334  $54,138         ($76,704)      $227,913
                   ===========================================================

Year Ended September 30, 1996
-----------------------------
Allowance-doubtful
 accounts and
 sales returns     $83,064    $42,349                 ($52,268)(b)(c)  $73,145
                   -----------------------------------------------------------
TOTAL              $83,064    $42,349                 ($52,268)        $73,145
                   ===========================================================

Year Ended September 30, 1995
-----------------------------
Allowance-doubtful
 accounts and
 sales returns     $68,590    $74,550                 ($60,076)(b)(c)  $83,064
                   -----------------------------------------------------------
TOTAL              $68,590    $74,550                 ($60,076)        $83,064
                   ===========================================================


(a)  Current year provision
(b)  Doubtful accounts written off
(c)  Product returns
(d)  Allowance acquired through purchase of Guildsoft Holdings Ltd.
(e)  Bad debt recoveries



                                  EXHIBIT 10.23

                           LOAN MODIFICATION AGREEMENT

      This Loan Modification Agreement is entered into as of October 30, 1997, by and between Datawatch Corporation and Personics Corporation (jointly and severally, the "Borrower" and sometimes referred to as "Company") whose address is 234 Ballardvale Street, Wilmington, MA 01887 and Silicon Valley Bank, a California-chartered bank ("Lender"), with its principal place of
business at 3003 Tasman Drive, Santa  Clara, CA   95054  and  with a loan
production office located at Wellesley Office Park, 40 William Street, Suite 350, Wellesley, MA 02181, doing business under the name "Silicon Valley East".

1. DESCRIPTION OF EXISTING INDEBTEDNESS: Among other indebtedness which may be owing by Borrower to Lender, Borrower is indebted to Lender pursuant to, among other documents, a Promissory Note, dated November 1, 1994, in the original principal amount of One Million Five hundred Thousand and 00/100 Dollars ($1,500,000.00), as may have been modified from time to time (the "Note"). The Note, together with other promissory notes from Borrower to Lender, is governed by the terms of a Letter Agreement, dated November 1, 1994, between Borrower and Lender, as such agreement may be amended from time to time (the "Loan Agreement"). Defined terms used but not otherwise defined herein shall have the same meaning as in the Loan Agreement.

Hereinafter, all indebtedness owing by Borrower to Lender shall be referred to as the "Indebtedness".

2. DESCRIPTION OF COLLATERAL: Repayment of the Indebtedness is secured by two (2) Commercial Security Agreements, each dated November 1,
     1994 (each, the "Security Agreement"), and two (2) Collateral Assignment, Patent Mortgage and Security Agreements, each dated November 1, 1994 (each, the "Patent Agreement").

Hereinafter, the above-described security documents, together with all other documents securing payment of the Indebtedness shall be referred to as
the "Security Documents".   Hereinafter, the Security Documents, together with
all other documents evidencing or securing the Indebtedness shall be referred to as the "Existing Loan Documents."

3.   DESCRIPTION OF CHANGE IN TERMS:

     A.         Modification(s) to Note.

          1. Payable in one payment of all outstanding principal plus all accrued unpaid interest on January 30, 1998. In addition, Borrower will pay two monthly payments of all accrued unpaid interest due as of each payment date on November 30, 1997 and December 30, 1997.

     B.        Waiver of Covenant Default.

          1. Lender hereby waives Borrower's existing default under the Loan Agreement by virtue of Borrower's failure to comply with the Tangible Net Worth and Total Liabilities to Tangible Net Worth covenants as of the months ended June 30, 1997, July 31, 1997, August 31, 1997 and September 30, 1997. Lender's waiver of Borrower's compliance of these covenants shall apply only to the foregoing periods. Accordingly, for the month ending October 31, 1997, Borrower shall be in compliance with these covenants.

               Lender's agreement to waive the above-described default (1) in any way shall be deemed an agreement by the Lender to waive Borrower's compliance with the above-described covenants as of all other dates and (2) shall not limit or impair the Lender's right to demand strict performance of these covenants as of all other dates and (3) shall not limit or impair the Lender's right to demand strict performance of all other covenants as of any date.

4.    PAYMENT  OF LOAN FEE.   Borrower shall pay Lender a fee in the amount  of
Five Hundred and 00/100 Dollars ($500.00) plus all out-of-pocket expenses (the "Loan Fee").

5.    CONSISTENT  CHANGES.   The Existing Loan Documents are hereby amended
wherever necessary to reflect the changes described above.

6. NO DEFENSES OF BORROWER. Borrower agrees that, as of this date, it has no defenses against the obligations to pay any amounts under the Indebtedness.

7. CONTINUING VALIDITY. Borrower understands and agrees that in modifying the existing Indebtedness, Lender is relying upon Borrower's representations, warranties, and agreements, as set forth in the Existing Loan Documents. Except as expressly modified pursuant to this Loan Modification Agreement, the terms of the Existing Loan Documents  remain  unchanged  and in full force
and effect.   Lender's  agreement  to modifications  to  the  existing
Indebtedness pursuant  to  this  Loan  Modification Agreement  in  no way shall obligate Lender to make any future modifications to the Indebtedness. Nothing in this Loan Modification Agreement shall constitute a satisfaction of the Indebtedness. It is the intention of Lender and Borrower to retain as liable parties all makers and endorsers of Existing Loan Documents, unless the party is expressly released by Lender in writing. No maker, endorser, or guarantor will be released by virtue of this Loan Modification Agreement.
The terms of this Paragraph apply  not only   to  this  Loan  Modification
Agreement,  but  also to  all  subsequent  loan modification agreements.

8.    JURISDICTION/VENUE.   Borrower accepts for itself and in connection with
its properties, unconditionally, the non-exclusive jurisdiction of any state or federal court of competent jurisdiction in the Commonwealth of Massachusetts in any action, suit, or proceeding of any kind against it which arises out of or by reason of this Loan Modification Agreement; provided, however, that if for any reason Lender cannot avail itself of the courts of the Commonwealth of Massachusetts, then venue shall lie in Santa Clara County, California.

9. COUNTERSIGNATURE. This Loan Modification Agreement shall become effective only when it shall have been executed by Borrower and Lender (provided, however, in no event shall this Loan Modification Agreement become effective until signed by an officer of Lender in California).

10.    CONDITIONS.   The  effectiveness  of  this Loan Modification Agreement
is conditioned upon payment of the Loan Fee.

     This Loan Modification Agreement is executed as of the date first written above.


BORROWER:

DATAWATCH CORPORATION

By:  /s/ Betsy J. Hartwell
Name:  Betsy J. Hartwell
Title:  V.P. Finance/CFO

PERSONICS CORPORATION

By:  /s/ Betsy J. Hartwell
Name:  Betsy J. Hartwell
Title:  Treasurer

LENDOR:
SILICON VALLEY BANK, doing business as
SILICON VALLEY EAST

By:  /s/ J.C. Maynard
Name:  J.C. Maynard
Title:  S.V.P.

SILICON VALLEY BANK

By:  /s/ Michael E. Jordan
Name:  Michael E. Jordan
Title:  Loan Docs Officer
(Signed at Santa Clara County, CA)





                               Exhibit 11.1

                  DATAWATCH  CORPORATION AND SUBSIDIARIES
                COMPUTATION OF NET INCOME PER COMMON SHARE

Computation of weighted average number of shares outstanding used in determining income (loss) per share was as follows:

                                                    1997           1996      1995

COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Weighted shares outstanding of common stock      9,089,415    8,705,172   8,204,502
Shares held in treasury                            (28,803)
Common stock equivalent shares resulting
 from assumed exercise of stock options                 (a)     238,690         (a)
                                                ----------    ---------   ---------
Weighted average of common and common
 equivalent shares-primary                       9,060,612    8,943,862   8,204,502

Assumed exercise of stock options based on
 higher of average or closing market price              (a)       4,340         (a)
                                                 ---------    ---------   --------
Weighted average of common and common
  equivalent shares-fully diluted                9,060,612    8,949,202   8,204,502
                                                 =========    =========   =========

NET INCOME (LOSS)                              $(1,995,433)  $1,125,360  $ (331,423)
                                                ==========    =========   =========
NET INCOME (LOSS) PER COMMON SHARE:
   Primary                                     $      (.22)  $      .13  $     (.04)
                                                ==========    =========   =========
   Fully-diluted                               $      (.22)  $      .13  $     (.04)
                                                ==========    =========   =========

(a) Common stock equivalent shares were excluded from the calculation for the years ended September 30, 1997 and 1995 due to the antidulitive effect the inclusion of such would have had on loss per share.



                                EXHIBIT 21.1
                      Subsidiaries of the Registrant


Subsidiary                       Place of Incorporation   D/B/A Name
Personics Corporation            Delaware, USA            Personics Corporation

DATAWATCH GmbH                   Germany                  DATAWATCH GmbH

Pole Position Software GmbH*     Germany                  Pole Position Software GmbH

WorkGroup Systems Limited        England and Wales        WorkGroup Systems Limited

WorkGroup Systems GmbH**         Germany                  WorkGroup Systems GmbH

WorkGroup Systems SARL**         France                   WorkGroup Systems SARL

WorkGroup Systems Pty Ltd.**     Australia                WorkGroup Systems Pty Ltd.

Guildsoft Holdings Limited       England and Wales        Guildsoft Holdings Limited

Guildsoft Limited ***            England and Wales        Guildsoft Limited

* All of the shares of capital stock of Pole Position Software GmbH are owned by DATAWATCH GmbH.

**   All of the shares of capital stock of WorkGroup Systems GmbH, WorkGroup
     Systems SARL, and WorkGroup Systems Pty Ltd. are owned by WorkGroup Systems
     Limited

*** All of the shares of capital stock of Guildsoft Limited are owned by Guildsoft Holdings Limited.


                                 EXHIBIT 23.1

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-39627 and No. 33-65786 of Datawatch Corporation on Form S-8 of our report dated November 21, 1997 appearing in the Annual Report on Form 10-K of Datawatch Corporation for the year ended September 30, 1997.



/s/ Deloitte & Touche LLP

Boston, Massachusetts
December 29, 1997


                               EXHIBIT 27
                        Financial Data Schedule

[ARTICLE] 5

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          SEP-30-1997
[PERIOD-END]                               SEP-30-1997
[CASH]                                       1,586,875
[SECURITIES]                                         0
[RECEIVABLES]                                7,810,169
[ALLOWANCES]                                 (228,000)
[INVENTORY]                                    876,767
[CURRENT-ASSETS]                            12,274,528
[PP&E]                                       4,198,085
[DEPRECIATION]                               2,304,705
[TOTAL-ASSETS]                              16,146,645
[CURRENT-LIABILITIES]                        7,822,707
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        91,160
[OTHER-SE]                                   6,833,689
[TOTAL-LIABILITY-AND-EQUITY]                16,146,645
[SALES]                                     32,047,495
[TOTAL-REVENUES]                            32,047,495
[CGS]                                        5,899,849
[TOTAL-COSTS]                               33,929,460
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             167,871
[INCOME-PRETAX]                            (1,995,433)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                        (1,995,433)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                               (1,995,433)
[EPS-PRIMARY]                                    (.22)
[EPS-DILUTED]                                    (.22)