Form 10-Q
period 1997-12-31
DATAWATCH CORP
filed 1998-02-13
CIK 792130

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1997

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

                            (978) 988-9700
          (Registrant's telephone number, including area code)

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

                      Yes   X                         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     Class                               Outstanding at February 6, 1998

Common stock, $.01 par value                9,127,477

                     DATAWATCH CORPORATION AND SUBSIDIARIES

                                                    TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                   Page #

   a)   Consolidated Condensed Balance Sheets:                    3
        December 31, 1997 and September 30, 1997

   b)   Consolidated Condensed Statements of Operations:          4
        Three Months Ended December 31, 1997 and 1996

   c)   Consolidated Condensed Statements of Cash Flows:          5
        Three Months Ended December 31, 1997 and 1996

   d)   Notes to Unaudited Consolidated Financial Statements      6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       7

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

                                                         PART I.
Item 1.  Financial Statements

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                            December 31,        September 30,
                                                1997                1997
                                          -----------------    -----------------
ASSETS                                     (Unaudited)            (Audited)
CURRENT ASSETS:
 Cash and equivalents                       $ 7,483,668           $ 1,586,875
 Short-term investments                       4,879,481
 Accounts receivable, net                     6,859,604             7,810,169
 Inventories                                    603,985               876,767
 Prepaid advertising and other expenses       1,031,623             2,000,717
                                           -------------         -------------

     Total current assets                    20,858,361            12,274,528
                                           -------------         -------------

PROPERTY AND EQUIPMENT:
 Property and equipment                       3,782,278             4,198,085
 Less accumulated depreciation and
  amortization                               (2,035,137)           (2,304,705)
                                           -------------         -------------

     Net property and equipment               1,747,141             1,893,380
                                           -------------         -------------

OTHER ASSETS                                    267,471               551,639
                                           -------------         -------------

EXCESS OF COSTS OVER NET ASSETS
 OF ACQUIRED COMPANIES                        1,037,365             1,427,098
                                           -------------         -------------

TOTAL ASSETS                                $23,910,338           $16,146,645
                                           =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                           $ 2,483,480           $ 3,834,038
 Accrued expenses                             3,851,247             1,340,995
 Deferred revenue                             1,133,360             2,143,203
 Borrowings under credit lines                                          3,338
 Current portion of long-term debt              199,826               501,133
                                           -------------         -------------

     Total current liabilities                7,667,913             7,822,707
                                           -------------         -------------

LONG-TERM DEBT                                  120,705             1,399,089
                                           -------------         -------------

TOTAL LIABILITIES                             7,788,618             9,221,796
                                           -------------         -------------

SHAREHOLDERS' EQUITY:
 Common stock                                    91,429                91,160
 Additional paid-in capital                  19,772,963            19,737,963
 Accumulated deficit                         (3,460,116)          (12,533,550)
 Cumulative translation adjustment             (142,168)             (230,336)
                                           -------------         -------------

                                             16,262,108             7,065,237

 Less treasury stock - at cost                 (140,388)             (140,388)

     Total shareholders' equity              16,121,720             6,924,849
                                           -------------         -------------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                       $23,910,338           $16,146,645
                                           =============         =============

See notes to unaudited consolidated financial statements.



                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                         December 31,
                                                    1997               1996
                                                ------------      ------------

NET SALES:
 IBM PC based products                           $6,206,085        $6,833,448
 Macintosh based products                           172,254         1,386,024
                                                ------------      ------------
                                                  6,378,339         8,219,472
COST AND EXPENSES:
 Cost of sales                                    1,460,004         1,460,033
 Engineering & product development                  419,137           659,417
 Selling, general and administrative              6,388,328         5,710,576
 Restructuring costs                              2,364,246
                                                ------------      ------------

INCOME (LOSS) FROM OPERATIONS                    (4,253,376)          389,446

INTEREST EXPENSE                                    (18,470)          (30,095)

OTHER INCOME, primarily interest                    143,243            16,029

GAIN ON SALE OF PRODUCT LINE                     15,431,253

FOREIGN CURRENCY TRANSACTION GAIN (LOSS)             (4,216)           47,058

PROVISION FOR INCOME TAX                          2,225,000
                                               -------------     -------------

NET INCOME                                       $9,073,434        $  422,438
                                               =============     =============

NET INCOME PER COMMON SHARE - Basic              $     1.00        $      .05
                                               =============     =============

NET INCOME PER COMMON SHARE - Diluted            $      .97        $      .05
                                               =============     =============

WEIGHTED AVERAGE SHARES OUTSTANDING               9,129,335         9,042,576

LESS WEIGHTED AVERAGE SHARES HELD IN TREASURY      (32,052)           (19,161)
                                               -------------     -------------

WEIGHTED AVERAGE SHARES
 OUTSTANDING - Basic                             9,097,283          9,023,415

ADJUSTMENT FOR COMMON STOCK EQUIVALENTS            248,512            130,785
                                               -------------     -------------

WEIGHTED AVERAGE SHARES
 OUTSTANDING - Diluted                           9,345,795          9,154,200
                                               =============     =============


See notes to consolidated condensed financial statements.




                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                 Three Months Ended
                                                                    December 31,
                                                              1997              1996
                                                          -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income from continuing operations                    $9,073,434        $ 422,438
   Adjustment to reconcile net income to net cash:
    Gain on sale of product line to Dr Solomon's
     Software                                            (15,431,253)
    Depreciation and amortization                            286,611          383,397
      Changes in current assets and liabilities:
        Inventories                                          183,568          (86,127)
        Prepaid advertising and other expenses               721,303         (280,387)
        Accounts receivable                                  578,756       (1,489,576)
        Accounts payable and accrued expenses                382,853          270,136
        Deferred revenue                                    (171,216)         215,888
                                                        -------------     -----------

 Net cash used in operating activities                    (4,375,944)        (564,231)
                                                        -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to equipment and fixtures                        (171,265)        (304,783)
 Acquisition of Datawatch Europe Ltd. (formerly
  Guildsoft Holdings Ltd.), net of working capital
  acquired                                                                     49,470
 Proceeds from sale of product line to
  Dr Solomon's Software                                   16,750,000
 Proceeds from maturity of short-term investments                             637,956
 Purchase of short-term investments                       (4,879,481)        (488,811)
 Other assets                                                124,975           31,135
                                                         ------------      -----------

 Net cash used (provided by) investing activities         11,824,229          (75,033)
                                                         ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net                  35,269            9,333
 Principal payments on long-term obligations                 (83,423)         (44,498)
 Principal payments on bank term loan                     (1,500,000)
 Borrowings under credit lines, net                           (3,338)        (318,811)
                                                         ------------      -----------

 Net cash used in financing activities                    (1,551,492)        (353,976)
                                                         ------------      -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS            5,896,793         (993,240)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                  1,586,875        1,696,349
                                                         ------------      -----------

CASH AND EQUIVALENTS, END OF PERIOD                       $7,483,668       $  703,109
                                                         ============      ===========

See notes to unaudited consolidated financial statements.


     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation: The consolidated condensed balance sheet as of December 31, 1997 and the consolidated condensed statements of operations for the three months ended December 31, 1997 and 1996, and the consolidated condensed statements of cash flows for the three months ended December 31, 1997 and 1996 are unaudited. In the opinion of management these statements include all adjustments necessary for the fair presentation of the financial data for such periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended September 30, 1997 which appear in the Company's Form 10-K.

2. Inventories: The Company accounts for its inventories using a standard cost methodology. Inventories were comprised of the following:


                                   December 31,            September 30,
                                      1997                      1997
                                -----------------        ----------------

      Raw materials                  $ 210,192               $ 338,560
      Work in process                    1,825                   1,825
      Finished goods                   391,968                 536,382
                                -----------------        ----------------

      TOTAL                          $ 603,985               $ 876,767
                                =================        ================


3. Divestitures: On October 9, 1997, the Company sold two of its software product lines for $16,750,000 in cash, resulting in an after tax gain of approximately $13,200,000. The assets sold consist primarily of inventory, property and equipment, trademarks, and the technological rights related to these product lines.


4. Long-term Debt: During the three months ended December 31, 1997 the Company paid down its outstanding $1,500,000 term loan with proceeds from the sale of its two product lines.

5. Restructuring: Subsequent to the sale of its Macintosh software product lines, the Company undertook a corporate wide restructuring effort so as to centralize both its administrative infrastructure and its development efforts for its remaining products. The total amount charged to first quarter operations was approximately $2,364,000. The restructuring plan included charges for salaries and wages and the related severance benefits for terminated personnel. These charges, totaling $1,884,000 were either paid ($1,549,000) or accrued ($335,000) in the first quarter. The restructuring plan also included payments made to outside developers associated with the centralization of the Company's development efforts. These charges, totaling $433,000, were either paid ($339,000) or accrued ($94,000) in the first quarter. Those benefits accrued will be paid in the second quarter of fiscal 1998.

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

GENERAL
         DATAWATCH CORPORATION (the "Company" or "Datawatch") is a provider of innovative, knowledge-based software solutions for the business enterprise.

      DATAWATCH's principal products are: Monarch(TM), a report mining solution that leverages legacy reports and reporting systems to provide business intelligence on the Windows desktop; Monarch/ES(TM), a client/server version of Monarch with an integrated report warehouse subsystem; Redwing(TM), a plug-in for Abode(R) Acrobat(R) that accurately extracts text and tables from PDF files; Q-Support(TM) (in the United States) and Quetzal(TM) (internationally), an integrated help desk and asset management solution for multi-user, networked support centers.

         On October 9, 1997, the Company sold its Virex(R) and netOctopus(TM) product lines to Dr Solomon's Software, Inc. ("Dr Solomon's Software") for $16,750,000 in cash, resulting in an after tax gain of approximately $13,200,000.


         From time to time, information provided by the Company, statements made by its employees or information in its filings with the Securities and Exchange Commission (including statements in this Form 10-Q) may contain statements which are not historical facts (so called "forward-looking statements"), and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In that regard, the discussion in this Item 2 contains forward looking statements which involve certain risks and uncertainties, including statements related to liquidity and capital resources. The Company's operating results may continue to vary significantly from quarter to quarter or year to year depending on a number of factors, including technological changes, competition and general market trends, and the other factors such as the Company's dependence on continued sales of its Monarch and Q-Support/Quetzal product lines both domestically and internationally, the Company's dependence on the continued introduction of new products, the Company's dependence on indirect distribution channels for the sale of its products, the Company's dependence on the continued protection of its proprietary technology, and the Company's reliance on licensing agreements relating to third party technology incorporated into the Company's products. These factors are more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. The Company's current planned expense levels are based in part upon expectations as to future revenue. Consequently, operating results may vary significantly from quarter to quarter or year to year, based on timing of revenue. Revenue or net income in any period will not necessarily be indicative of results of subsequent periods and there can be no assurance that the Company will maintain profitability or that revenue growth can be sustained in the future.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1997 and 1996.

Net sales for the three months ended December 31, 1997 were $6,378,000, which represents a decrease of $1,841,000 from the sales of $8,219,000 for the three months ended December 31, 1996. Excluding sales of the Company's Macintosh based products, which were sold on October 9, 1997 to Dr Solomon's Software, net sales for the three months ended December 31, 1997 were $6,206,000 which represents a decrease of $627,000 from net sales of $6,833,000 for the three months ended December 31, 1996. This decrease in net sales results from a decrease in international sales of the Company's Quetzal product and a decrease in domestic sales of the Company's Monarch product line. Excluding sales of the Company's Macintosh based products, Monarch accounted for approximately 46% of sales, while Quetzal/Q-Support accounted for approximately 40%.

Cost of sales for the three months ended December 31, 1997 was $1,460,000 or approximately 23% of net sales. Cost of sales for the three months ended December 31, 1996 was $1,460,000 or approximately 18% of net sales. Excluding the Company's Macintosh based products, cost of sales would have been 23% of net sales for the three months ended December 31, 1997 which compares to 20% for the same period a year earlier. This increase in cost of sales, as a percentage of net sales, is principally due to product sales through Guildsoft Limited, an indirect wholly owned subsidiary of the Company based in England, which bear lower gross margins than the Company's other products. Guildsoft sales represented 13% of net sales for the three months ended December 31, 1997 and 7% of net sales for the comparable period in the prior year. Guildsoft's higher percentage of total net sales is principally due to lower sales resulting from sale of the Macintosh product lines. This results in an increase to cost of sales when expressed as a percentage of net sales.

Engineering and product development expenses were $419,000 for the three months ended December 31, 1997, a decrease of $240,000 or approximately 36% from $659,000 for the three months ended December 31, 1996. This decrease is primarily attributable to reductions in personnel and expenses associated with development of the Virex and netOctopus product lines sold to Dr Solomon's Software in October 1997, as well as expense reductions resulting from the Company's subsequent reorganization.

Selling, general and administrative expenses were $6,388,000 for the three months ended December 31, 1997, an increase of $677,000 from $5,711,000 for the three months ended December 31, 1996. Included in the expenses for the three months ended December 31, 1997 were $196,000 of one-time expenses associated with leased spaced no longer required as a result of the Company's restructuring subsequent to the sale of its Macintosh product lines. Excluding these expenses, the increase would have been $481,000 or approximately 8%. This increase is primarily attributable to increases in personnel within the Company's worldwide sales and marketing organizations.

During the three months ended December 31, 1997, the Company sold its Macintosh software product lines to Dr Solomon's Software for $16,750,000. The Company realized an after tax gain on the sale of approximately $13,200,000. This is reflected in the financial statements in "other income". The sale of these product lines precipitated a corporate wide restructuring effort so as to allow the Company to centralize both its administrative infrastructure and the development efforts of its remaining products. The total amount charged to first quarter operations was approximately $2,364,000. The restructuring plan included charges for salaries and wages and the related severance benefits for terminated personnel. These charges, totaling $1,884,000 were either paid ($1,549,000) or accrued ($335,000) in the first quarter. The restructuring plan also included payments made to outside developers associated with the centralization of the Company's development efforts. These charges, totaling $433,000, were either paid ($339,000) or accrued ($94,000) in the first quarter. Those benefits accrued will be paid in the second quarter of fiscal 1998. The restructuring is expected to lower annual operating expenses and cash outflows by approximately $2,300,000 annually.

As a result of the foregoing, the loss from operations for the three months ended December 31, 1997 was $4,253,000, which compares to income from operations of $389,000 for the three months ended December 31, 1996. Due to the $15,431,000 pre-tax gain on the sale of the Macintosh software product lines, the net income for the three months ended December 31, 1997 was $9,073,000 which compares to net income of $422,000 for the three months ended December 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

In October 1997, the Company received $16,750,000 in cash from Dr Solomon's Software in connection with the sale of its Virex and netOctopus product lines, resulting in an after tax profit of approximately $13,200,000.

The Company's management believes that its currently anticipated capital needs for future operations of the Company will be satisfied through at least September 30, 1998 by funds currently available from the above mentioned sale. Working capital increased by approximately $8,739,000 during the three months ended December 31, 1997 primarily as a result of the above mentioned divestiture.

Management believes that the Company's current operations are not materially impacted by the effects of inflation.


NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share" which became effective during the first quarter of fiscal 1998. SFAS No. 128 replaces the presentation of primary earnings per share with basic earnings per share, which excludes dilution, and requires the dual presentation of basic and diluted earnings per share. The adoption of this standard did not have a material effect on the Company's earnings per share.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", both of which will be effective for the Company in fiscal 1999. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual and interim financial reports. SFAS 131 also established standards for related disclosures about products and services, geographic areas, and major customers. The implementation of SFAS 130 and 131 are not expected to have a material effect on the Company's financial statements.


In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition". SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. SOP 97-2 will be adopted by the Company during the first quarter of fiscal 1999 and is not expected to have a material effect on the Company's consolidated financial position, results of operations or financial statement disclosures.

                              PART II.



Item 6.  Exhibits and Reports on Form 8-K

A.       Exhibits

         27 Financial Data Schedule (filed with SEC EDGAR version only).

B.    Reports on Form 8-K

Current Report on Form 8-K dated October 9, 1997 filed with the Securities and Exchange Commission on October 24, 1997 and relating to the sale of the Company's Virex and netOctopus product lines to Dr Solomon's Software.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 13, 1998.



                                      DATAWATCH CORPORATION


                                      /s/ Betsy J. Hartwell
                                      ---------------------------------
                                          Betsy J. Hartwell
                                          Vice President of Finance and
                                          Chief Financial Officer
                                          (Principal Financial officer)