Form 10-Q
period 1998-03-31
DATAWATCH CORP
filed 1998-05-14
CIK 792130

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

                      Yes   X                         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     Class                               Outstanding at May 6, 1998

Common stock, $.01 par value                 9,148,312


                     DATAWATCH CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                   Page #

   a)   Consolidated Condensed Balance Sheets:                    3
        March 31, 1998 and September 30, 1997

   b)   Consolidated Condensed Statements of Operations:          4
        Three Months Ended March 31, 1998 and 1997
        Six Months Ended March 31, 1998 and 1997

   c)   Consolidated Condensed Statements of Cash Flows:          5
        Six Months Ended March 31, 1998 and 1997

   d)   Notes to Unaudited Consolidated Condensed Financial       6
        Statements

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       7

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                        *
Item 2.  Changes in Securities                                    *
Item 3.  Default upon Senior Securities                           *
Item 4.  Submission of Matters to a Vote of  Security Holders     12
Item 5.  Other Information                                        *
Item 6.  Exhibits and Reports on Form 8-K                         12

SIGNATURES

* No information provided due to inapplicability of item.

                                     PART I.
Item 1.  Financial Statements

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   March 31      September 30,
                                     1998          1997
ASSETS                           (Unaudited)     (Audited)
CURRENT ASSETS:
 Cash and equivalents             $ 4,427,649   $ 1,586,875
 Short-term investments             4,946,058
 Accounts receivable, net           6,950,196     7,810,169
 Inventories                          587,768       876,767
 Prepaid advertising and other
  expenses                          1,396,291     2,000,717

     Total current assets          18,307,962    12,274,528

PROPERTY AND EQUIPMENT:
 Property and equipment             4,057,375     4,198,085
 Less accumulated depreciation
  and amortization                 (2,204,714)   (2,304,705)

     Net property and equipment     1,852,661     1,893,380

OTHER ASSETS                          238,563       551,639

EXCESS OF COSTS OVER NET ASSETS
 OF ACQUIRED COMPANIES                933,274     1,427,098

TOTAL ASSETS                      $21,332,460   $16,146,645

LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES:
 Accounts payable                 $ 2,766,430   $ 3,834,038
 Accrued expenses                   1,981,641     1,340,995
 Deferred revenue                   1,147,515     2,143,203
 Borrowings under credit lines                        3,338
 Current portion of long-term
  debt                                195,905       501,133

     Total current liabilities      6,091,491     7,822,707

LONG-TERM DEBT                         88,990     1,399,089

TOTAL LIABILITIES                   6,180,481     9,221,796

SHAREHOLDERS' EQUITY:
 Common stock                          91,777        91,160
 Additional paid-in capital        19,821,412    19,737,963
 Accumulated deficit              (4,351,880)   (12,533,550)
 Cumulative translation
  adjustment                        (268,942)      (230,336)

                                   15,292,367     7,065,237

 Less treasury stock - at cost      (140,388)     (140,388)

    Total shareholders' equity    15,151,979     6,924,849

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY            $21,332,460   $16,146,645


See notes to unaudited consolidated condensed financial statements.

Item 1.  Financial Statements  (continued)

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                         Three Months Ended          Six Months Ended
                                 March 31,                 March 31,
                              1998      1997           1998         1997
IBM PC based products    $6,376,747  $6,807,048    $12,582,832  $13,640,495
Macintosh based products              1,389,852        172,254    2,775,877

NET SALES                $6,376,747  $8,196,900    $12,755,086  $16,416,372

COSTS AND EXPENSES:
 Cost of sales            1,263,670   1,455,046      2,723,674    2,915,079
 Engineering & product
  development               499,389     655,319        918,526    1,314,736
 Selling, general and
  administrative          5,629,888   5,950,348     12,018,216   11,660,924
 Restructuring costs                                 2,364,246

INCOME (LOSS) FROM
 OPERATIONS              (1,016,200)    136,187     (5,269,576)     525,633

INTEREST EXPENSE            (13,866)    (20,784)       (32,336)     (50,879)

OTHER INCOME,
 primarily interest         144,288      12,567        287,531       28,596

GAIN ON SALE OF PRODUCT
 LINE                                               15,431,253

FOREIGN CURRENCY
 TRANSACTION GAIN(LOSS)     (5,986)    (34,180)        (10,202)      12,878

PROVISION FOR INCOME TAX                 (8,013)    (2,225,000)      (8,013)

NET INCOME (LOSS)        $ (891,764)  $  85,777     $8,181,670  $   508,215

NET INCOME (LOSS) PER
 COMMON SHARE-Basic      $     (.10)  $     .01     $      .90  $       .06

 COMMON SHARE-Diluted    $     (.10)  $     .01     $      .87  $       .06

WEIGHTED AVERAGE SHARES
 OUTSTANDING - Basic      9,140,718   9,068,269      9,118,762    9,045,595

ADJUSTMENT FOR COMMON
  STOCK EQUIVALENTS                      81,704        241,459      105,526

WEIGHTED AVERAGE SHARES
 OUTSTANDING - Diluted    9,140,718   9,149,973      9,360,221    9,151,121

See notes to unaudited consolidated condensed financial statements.

Item 1. Financial Statements (continued)

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended
                                                          March 31,
                                                       1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income from continuing operations             $ 8,181,670    $ 508,215
   Adjustment to reconcile net income to net
     cash:
    Gain on sale of product line                   (15,431,253)
    Depreciation and amortization                      601,488      681,612
    Interest accrued on short-term investments         (66,577)      (5,129)
    Changes in current assets and liabilities:
        Inventories                                    199,785      (82,456)
        Prepaid advertising and other expenses         356,635   (1,168,827)
        Accounts receivable                            488,164     (686,593)
        Accounts payable and accrued expenses      (1,330,577)     (590,388)
        Deferred revenue                             (157,061)      470,917

 Net cash used in operating activities             (7,157,726)     (872,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to equipment and fixtures                 (466,042)      (386,067)
 Proceeds from maturity of short-term                              1,086,491
  investments
 Purchase of short-term investments                (4,879,481)      (931,580)
 Proceeds from sale of product lines to Dr
  Solomon's Software, Inc.                         16,750,000
 Acquisition of Guildsoft Holdings Ltd., net of
  working capital acquired                                            71,039
 Other assets                                         122,611         64,800

 Net cash provided by (used in)investing            11,527,088       (95,317)
  activities

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                84,066          9,333
 Proceeds from bank term loan                                      1,500,000
 Principal payments on long-term obligations         (109,316)      (122,641)
 Principal payments on bank term-loan              (1,500,000)
 Borrowings under credit lines, net                    (3,338)      (636,806)

 Net cash provided by (used in) financing          (1,528,588)       749,886
  activities

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS     2,840,774       (218,080)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD           1,586,875      1,696,349

CASH AND EQUIVALENTS, END OF PERIOD                $4,427,649     $1,478,269


See notes to unaudited consolidated condensed financial statements.






Item 1.  Financial Statements (continued)

     NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation: The consolidated condensed balance sheet as of March 31, 1998 and the consolidated condensed statements of operations for the three months and six months ended March 31, 1998 and 1997, and the consolidated condensed statements of cash flows for the six months ended March 31, 1998 and 1997 are unaudited. In the opinion of management these statements include all adjustments necessary for the fair presentation of the financial data for such periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited condensed financial statements for the year ended September 30, 1997 which appear in the Company's Annual Report on Form 10-K.


2. Inventories: The Company accounts for its inventories using a standard cost methodology. Inventories were comprised of the following:


                         March  31,       September 30,
                            1998             1997

  Raw materials           $ 250,897       $ 338,560
  Work in process               631           1,825
  Finished goods            336,240         536,382

  TOTAL                   $ 587,768       $ 876,767


3.    Divestitures:  On October 9, 1997, the Company sold two  of  its  software product lines for $16,750,000 in cash, resulting in an after tax gain of approximately $13,200,000. The assets sold consisted primarily of inventory, property and equipment, trademarks, and the technological rights related to these product lines. This divesture gave rise to the utilization of net operating loss carryforwards that had not previously been recognized.

4. Long-term Debt: During the six months ended March 31, 1998 the Company paid down its outstanding $1,500,000 term loan with proceeds from the sale of two of its product lines.

5. Restructuring: Subsequent to the sale of its Macintosh software product lines, the Company undertook a corporate wide restructuring effort so as to centralize both its administrative infrastructure and its development efforts for its remaining products. The total amount charged to operations was approximately $2,364,000. The restructuring plan included charges for salaries and wages and the related severance benefits for terminated personnel. The restructuring plan also included payments totaling $433,000 made to outside developers associated with the centralization of the Company's development efforts.

6. Earnings per Share: In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share." All prior period figures have been restated to reflect the adoption of the Standard.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
DATAWATCH CORPORATION (the "Company" or "Datawatch") is a provider of knowledge-based software solutions for the business enterprise.

DATAWATCH's principal products are: Monarch(TM), a report mining solution that leverages legacy reports and reporting systems to provide
business  intelligence on   the  Windows   desktop;   Monarch/ES(TM),
a client/server product with an integrated report warehouse subsystem; Redwing(TM), a plug-in for Abode(R) Acrobat(R) that accurately extracts
text and tables from  PDF files;  Q-Support(TM)  (in  the United   States)
and Quetzal(TM) (internationally), an integrated help desk and asset management solution for multi-user, networked support centers.

On October 9, 1997, the Company sold its Virex(R) and netOctopus(TM) product lines to Dr Solomon's Software, Inc. ("Dr Solomon's Software") for $16,750,000 in cash, resulting in an after tax gain of approximately $13,200,000.

From time to time, information provided by the Company, statements made by its employees or information in its filings with the Securities and Exchange Commission (including statements in this Form 10-Q) may contain statements which are not historical facts (so called "forward-looking statements"), and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In that regard, the discussion in this Item 2 contains forward-looking statements which involve certain risks and uncertainties, including statements related to liquidity and capital resources. The Company's operating results may continue to vary significantly from quarter to quarter or year to year depending on a number of factors, including technological changes, competition and general market trends, and other factors such as the Company's dependence on continued sales of its Monarch and Q-Support/Quetzal product lines both domestically and internationally, the Company's dependence on the continued introduction of new products, the Company's dependence on indirect distribution channels for the sale of its products, the Company's dependence on the continued protection of its proprietary technology, and the Company's reliance on licensing agreements relating to third party technology incorporated into the Company's products. These factors are more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. The Company's current planned expense levels are based in part upon expectations as to future revenue. Consequently, operating results may vary significantly from quarter to quarter or year to year, based on timing of revenue.
Revenue or net income in any period will not necessarily be indicative of results of subsequent periods and there can be no assurance that the Company will maintain profitability or that revenue growth can be sustained in the future.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997.

Net sales for the three months ended March 31, 1998 were $6,377,000, which represents a decrease of $1,820,000 from net sales of $8,197,000 for the three months ended March 31, 1997. If sales of the Company's Macintosh based products, which were sold on October 9, 1997 to Dr Solomon's Software, are excluded from the earlier period, net sales for the three months ended March 31, 1998 represent a decrease of $430,000 from net sales of $6,807,000 for the three months ended March 31, 1997. This decrease in net sales results from a decrease in international sales of the Company's Quetzal product. Monarch accounted for
approximately   50%  of  net  sales,  while  Q-Support/Quetzal  accounted   for
approximately 38%.

Cost of sales for the three months ended March 31, 1998 was $1,264,000 or approximately 20% of net sales. Cost of sales for the three months ended March 31, 1997 was $1,455,000 or approximately 18% of net sales. Excluding the Company's Macintosh based products, cost of sales would have been 20% of net sales for the three months ended March 31, 1998 which compares to 19% for the three months ended March 31, 1997. This increase in cost of sales, as a percentage of net sales, is principally due to product sales through Guildsoft Limited, an indirect wholly owned subsidiary of the Company based in England ("Guildsoft"), which bear lower gross margins than the Company's other products. Guildsoft sales represented 11% of net sales for the three months ended March 31, 1998 and, excluding the Company's Macintosh based products, 7% of net sales for the comparable period in the prior year. Guildsoft's higher percentage of total net sales is principally due to the decrease in international sales of the Company's Quetzal product combined with an increase in Guildsoft's sales which results in an increase to cost of sales when expressed as a percentage of net sales.

Engineering and product development expenses were $499,000 for the three months ended March 31, 1998, a decrease of $156,000 or approximately 24% from $655,000 for the three months ended March 31, 1997. This decrease is primarily attributable to reductions in personnel and expenses associated with development of the Virex and netOctopus product lines sold to Dr Solomon's Software in October 1997, as well as expense reductions resulting from the Company's restructuring subsequent to the sale of those product lines.

Selling, general and administrative expenses were $5,630,000 for the three months ended March 31, 1998, a decrease of $320,000 or approximately 5% from $5,950,000 for the three months ended March 31, 1997. This decrease is primarily attributable to reductions of promotional expenses and administrative costs resulting from the Company's restructuring during the first quarter of fiscal 1998.

As a result of the foregoing, the loss from operations for the three months ended March 31, 1998 was $1,016,000 which compares to income from operations of $136,000 for the three months ended March 31, 1997. The net loss for the three months ended March 31, 1998 was $892,000 which compares to net income of $86,000 for the three months ended March 31, 1997.



Six Months Ended March 31, 1998 and 1997.

Net sales for the six months ended March 31, 1998 were $12,755,000, which represents a decrease of $3,661,000 from net sales of $16,416,000 for the six months ended March 31, 1997. Excluding sales of the Company's Macintosh based products, which were sold on October 9, 1997 to Dr Solomon's Software, net sales for the six months ended March 31, 1998 were $12,583,000 which represents a decrease of $1,057,000 from net sales of $13,640,000 for the six months ended March 31, 1997. This decrease in net sales results from a decrease in international sales of the Company's Quetzal product and a decrease in domestic sales of the Company's Monarch product line. Excluding sales of the Company's Macintosh based products for the six months ended March 31, 1998, Monarch accounted for approximately 48% of net sales, Q-Support/Quetzal accounted for approximately 39%.

Cost of sales for the six months ended March 31, 1998 was $2,724,000 or approximately 21% of net sales. Cost of sales for the six months ended March 31, 1997 was $2,915,000 or approximately 18% of net sales. Excluding the Company's Macintosh based products, cost of sales would have been 22% of net sales for the six months ended March 31, 1998, which compares to 19% for the same period in the prior year. This increase in cost of sales, as a percentage of net sales, is principally due to product sales through Guildsoft, which bear lower gross margins than the Company's other products. Guildsoft sales represented 12% of net sales for the six months ended March 31, 1998 and 7% of net sales for the comparable period in the prior year. Guildsoft's higher percentage of total net sales is principally due to the decrease in international sales of the Company's Quetzal product combined with an increase in Guildsoft's sales, which results in an increase to cost of sales when expressed as a percentage of net sales.

Engineering and product development expenses were $919,000 for the six months ended March 31, 1998, a decrease of $396,000 or approximately 30% from $1,315,000 for the six months ended March 31, 1997. This decrease is primarily attributable to reductions in personnel and expenses associated with development of the Virex and netOctopus product lines sold to Dr Solomon's Software in October 1997, as well as expense reductions resulting from the Company's restructuring subsequent to the sale of those product lines.

Selling, general and administrative expenses were $12,018,000 for the six months ended March 31, 1998, an increase of $357,000 or approximately 3% from $11,661,000 for six months ended March 31, 1997. Included in the expenses for the six months ended March 31, 1998 were approximately $196,000 of one-time expenses associated with leased spaced no longer required as a result of the Company's restructuring subsequent to the sale of its Macintosh product lines. Excluding these expenses, the increase would have been $161,000 or approximately 1%, from the same period in the prior year.

During the six months ended March 31, 1998, the Company sold its Macintosh software product lines to Dr Solomon's Software for $16,750,000. The Company realized an after tax gain on the sale of approximately $13,200,000. After the sale of these product lines the Company initiated a corporate-wide restructuring effort so as to allow the Company to centralize both its administrative infrastructure and the development efforts of its remaining products. The total amount charged to operations was approximately $2,364,000. The restructuring plan included charges for salaries and wages and the related severance benefits for terminated personnel. These charges, totaling $1,884,000, have been paid. The restructuring plan also included payments totaling $433,000 made to outside developers associated with the centralization of the Company's development efforts. The restructuring is expected to lower annual operating expenses and cash outflows by approximately $2,300,000 annually.

As a result of the foregoing, the loss from operations for the six months ended March 31, 1998 was $5,270,000 which compares to income from operations of $526,000 for the six months ended March 31, 1997. As a result of the foregoing, and due to the $15,431,000 pre-tax gain on the sale of the Macintosh software product lines, net income for the six months ended March 31, 1998 was $8,182,000 which compares to net income of $508,000 for the six months ended March 31, 1997. The gain recognized on the Dr Solomon's Software transaction allowed the Company to utilize net operating losses that had previously been reserved.


LIQUIDITY AND CAPITAL RESOURCES

In   October   1997,   the   Company  received  $16,750,000   in  cash  from  Dr
Solomon's Software in connection with the sale of its Virex and netOctopus product lines, resulting in an after tax profit of approximately $13,200,000.

The Company's management believes that its currently anticipated capital needs for future operations of the Company will be satisfied through at least September 30, 1998 by funds currently available from the above mentioned sale. The Company also has its unused $1,500,000 bank line of credit. Working capital increased by approximately $7,765,000 during the six months ended March 31, 1998 primarily as a result of the above mentioned divestiture offset by outflows for costs associated with the subsequent restructuring of the Company.

Management believes that the Company's current operations have not been materially impacted by the effects of inflation.


NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share" which became effective during the first quarter of fiscal 1998. SFAS No. 128 replaces the presentation of primary earnings per share with basic earnings per share, which excludes dilution, and requires the dual presentation of basic and diluted earnings per share. All per share amounts have been restated to conform with the Standard.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," both of which will be effective for the Company in fiscal 1999. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual and interim financial reports. SFAS 131 also established standards for related disclosures about products and services, geographic areas, and major customers. The implementation of SFAS 130 and 131 are not expected to have a material effect on the Company's financial statements.


In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition." SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. SOP 97-2 will be adopted by the Company during the first quarter of fiscal 1999 and is not expected to have a material effect on the Company's consolidated financial position, results of operations or financial statement disclosures. In March 1998, the AICPA released SOP 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" which requires certain expenditures made for internal use software to be capitalized. The Company is currently studying the impact of SOP 98-1.

                                    PART II.

Item 4.  Submission of Matters to a Vote of Security Holders

A. The annual meeting of stockholders of DATAWATCH CORPORATION was held on March 16, 1998.

B.    No information provided due to inapplicability of item.

C. A vote was proposed to elect a Board of Directors to serve for the ensuing year or until their respective successors are duly elected and qualified.

The ballot results are as follows:

                                 Voted        Voted                 Broker
                                  For         Against   Abstained   Non-Votes

  Bruce R. Gardner                8,585,618   102,015
  Jerome Jacobson                 8,609,393    78,240
  David T. Riddiford              8,609,393    78,240

D.  No information provided due to inapplicability of item.

Item 6.  Exhibits and Reports on Form 8-K

A.   Exhibits

     10.1 Loan Modification Agreement dated January 30, 1998, by and between Datawatch Corporation, Personics Corporation and Silicon Valley Bank.

     27    Financial Data Schedule (filed with SEC Edgar version only).

B.   Reports on Form 8-K

No Current Report on Form 8-K was filed during the quarterly period ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 1998.



                                      DATAWATCH CORPORATION


                                      /s/ Betsy J. Hartwell
                                          Betsy J. Hartwell
                                          Vice President of Finance and Chief
                                          Financial Officer
                                         (Principal Financial officer)


                                  Exhibit 10.1

                           LOAN MODIFICATION AGREEMENT

     This Loan Modification Agreement is entered into as of January 30, 1998, by and between Datawatch Corporation and Personics Corporation (jointly and severally, the "Borrower" and sometimes referred to as "Company") whose address is 234 Ballardvale Street, Wilmington, MA 01887 and Silicon Valley Bank, a California-chartered bank ("Lender"), with its principal place of business at 3003 Tasman Drive, Santa Clara, CA 95054 and with a loan production office located at Wellesley Office Park, 40 William Street, Suite 350, Wellesley, MA 02181, doing business under the name "Silicon Valley East".

1. DESCRIPTION OF EXISTING INDEBTEDNESS: Among other indebtedness which may be owing by Borrower to Lender, Borrower is indebted to Lender pursuant to, among other documents, a Promissory Note, dated November 1, 1994 in the original principal amount of One Million Five Hundred Thousand and 00/100 Dollars ($1,500,000.00), as may have been modified from time to time (the "Note"). The Note, together with other promissory notes from Borrower to Lender, is governed by the terms of an Amended and Restated Letter Agreement, dated February 12, 1997, between Borrower and Lender, as such agreement may be amended from time to time (the "Loan Agreement"). Defined terms used but not otherwise defined herein shall have the same meaning as in the Loan Agreement.

Hereinafter, all indebtedness owing by Borrower to Lender shall be referred to as the "Indebtedness."

2.   DESCRIPTION OF COLLATERAL:  Repayment of the Indebtedness is secured by two
(2) Commercial Security Agreements, each dated November 1, 1994 (each, the "Security Agreement"), and two (2) Collateral Assignment, Patent Mortgage and Security Agreements, each dated November 1, 1994 (each, the "Patent Agreement").

Hereinafter, the above-described security documents together with all other documents securing payment of the Indebtedness shall be referred to as the "Security Documents". Hereinafter, the Security Documents, together with all other documents evidencing or securing the Indebtedness shall be referred to as the "Existing Loan Documents."

3.   DESCRIPTION OF CHANGE IN TERMS:

     A.    Modification(s) to Note.

          1. Payable in one payment of all outstanding principal plus all accrued unpaid interest on January 29, 1999. In addition, Borrower will pay monthly payments of all accrued unpaid interest due as of each payment date beginning February
               28, 1998 and all subsequent interest payments will be due on the 29th day of each month thereafter.

          2. The interest rate to be applied to the unpaid principal balance of the Note effective as of this date, will be at a rate equal to three quarters of one (0.75) percentage point over Lender's current Index (as defined therein).

     B.   Modification(s) to Loan Agreement.

          1. The paragraph beginning with "Funds are advanced under the Working Capital Line according to a borrowing base formula" is hereby amended in its entirety to read as follows:

               Funds are advanced under the Working Capital Line according to a borrowing base formula, as determined by Lender on a monthly basis, defined as follows: The lesser of $1,500,000.00 or the sum of (a) eighty percent (80%) of eligible billed, domestic non-distributor accounts receivable under 90 days from invoice date, plus (b) eighty percent (80%) of eligible foreign accounts receivable (as approved by Lender), plus (c) fifty percent (50%) of Lender pre-approved distributor accounts receivable under 60 days from invoice date, minus (d) the aggregate commitments between Borrower and Lender in which Borrower has guaranteed the obligations of a third party to Lender (each guaranty shall not be greater than $500,000.00) ("(a)" through "(d)" are collectively defined as "Eligible Receivables"). The maximum benefit to be derived from the foreign accounts receivable cannot exceed fifty percent (50%) of the total borrowing availability and the maximum benefit to be derived from the distributor accounts receivable cannot exceed forty percent (40%) of the total borrowing availability. Eligible accounts receivable shall include, but not be limited to, those accounts outstanding less than 90 days from the date of invoice, excluding, non-approved foreign, government, contra, and intercompany accounts; and exclude accounts wherein 50% or more of the account is outstanding more than 90 days from date of invoice. Any account which alone exceeds 25% of total accounts will be ineligible to the extent said account exceeds 25% of total accounts. Also exclude any credit balances which are aged past 90 days. Also ineligible are any accounts which Lender in its sole judgment excludes for valid credit reasons.

          2. Items "(a)", "(b)" and "(c)" under the Section entitled "Affirmative Covenants" are hereby amended in their entirety to read as follows:

               a. To provide the Lender with duplicate unaudited monthly financial statements, together with a Compliance Certificate, prepared in accordance with generally accepted accounting principles (at such times as an outstanding balance exists under the Working Capital
                    Line) and duplicate audited annual (consolidated and consolidating) financial statements certified by public accountants with an unqualified opinion, to be received
                    35 and 120 days, respectively after the close of the period. Furthermore, at such times as an outstanding balance does not exist under the Working Capital Line, to provide the Lender within 45 days of Borrower's quarter end, copies of all statements, reports and notices made available to Borrower's security holders or to any holders of Subordinated Debt and all reports on Form 10-Q filed with the Securities and Exchange Commission.

               b. At such times as an outstanding balance exists under the Working Capital Line, Borrower shall provide the Lender with a Borrowing Base Certificate, together with an aged list of accounts receivable, to be received within 15 days after the close of each month. Prior to the aggregate advances under the Working Capital Line exceeding twenty five percent (25%) of the Eligible Receivables, an initial accounts receivable audit, with results satisfactory to Lender, shall be performed by Lender's agent. Annual accounts receivable audits shall be performed by Lender's agent, thereafter. Borrower's deposit account will be debited for audit expenses and notifications will be mailed to Borrower.

               c.   Comply with the following Financial Covenants:

                    Tangible Capital Base - (Tested Monthly) Maintain a minimum Tangible Capital Base (TCB) of $12,500,000.00. TCB is defined as Stockholder's Equity plus Subordinated Debt (debt which is formally subordinated to the Bank) less intangibles (including but not limited to Goodwill, Capitalized Software and Excess Purchase Costs).

                    Quick Ratio - (Tested Monthly) Maintain a minimum Quick Ratio of 1.75 to 1.00. Quick Ratio is defined as cash and receivables divided by current liabilities net of deferred revenues.

4. PAYMENT OF LOAN FEE. Borrower shall pay lender a fee in the amount of Two Thousand Five Hundred and 00/100 Dollars ($2,500.00) plus all out-of-pocket expenses (the "Loan Fee").

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

BORROWER:

DATAWATCH CORPORATION

By:  /s/  Bruce R. Gardner
Name:     Bruce R. Gardner
Title:    President and CEO


PERSONICS CORPORATION

By:  /s/  Bruce R. Gardner
Name:     Bruce R. Gardner
Title:    Treasurer


LENDER:
SILICON VALLEY BANK, doing business as
SILICON VALLEY EAST

By:  /s/  James C. Maynard
Name:     James C. Maynard
Title:    Senior Vice President


SILICON VALLEY BANK

By:  /s/  Michael E. Jordan
Name:     Michael E. Jordan
Title:    Loan Docs Officer
          (Signed at Santa Clara County, CA)