Form 10-Q
period 1998-06-30
DATAWATCH CORP
filed 1998-08-14
CIK 792130

13

                             UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

     Class                               Outstanding at August 5, 1998

Common stock, $.01 par value                  9,148,312


                     DATAWATCH CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                   Page #

   a)   Consolidated Condensed Balance Sheets:                    3
        June 30, 1998 and September 30, 1997

   b)   Consolidated Condensed Statements of Operations:          4
        Three Months Ended June 30, 1998 and 1997
        Nine Months Ended June 30, 1998 and 1997

   c)   Consolidated Condensed Statements of Cash Flows:          5
        Nine Months Ended June 30, 1998 and 1997

   d)   Notes to Unaudited Consolidated Condensed Financial       6
        Statements

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       7

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                        *
Item 2.  Changes in Securities                                    *
Item 3.  Default upon Senior Securities                           *
Item 4.  Submission of Matters to a Vote of  Security Holders     *
Item 5.  Other Information                                        12
Item 6.  Exhibits and Reports on Form 8-K                         12

SIGNATURES

* No information provided due to inapplicability of item.
                                     PART I.
Item 1.  Financial Statements

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   June 30,      September
                                                    30,
                                     1998          1997
ASSETS                           (Unaudited)     (Audited)

CURRENT ASSETS:
 Cash and equivalents              $3,395,697   $ 1,586,875
 Short-term investments             3,775,669
 Accounts receivable, net           7,174,941     7,810,169
 Inventories                          511,735       876,767
 Prepaid advertising and other      1,883,402     2,000,717
expenses

     Total current assets          16,741,444    12,274,528

PROPERTY AND EQUIPMENT:
 Property and equipment             4,255,415     4,198,085
 Less accumulated depreciation
and
  amortization                    (2,376,310)
                                                (2,304,705)

     Net property and equipment     1,879,105     1,893,380

OTHER ASSETS                          374,472       551,639

EXCESS OF COSTS OVER NET ASSETS
 OF ACQUIRED COMPANIES                829,182     1,427,098

TOTAL ASSETS                      $19,824,203   $16,146,645

LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES:
 Accounts payable                  $2,461,186   $ 3,837,376
 Accrued expenses                   1,291,442     1,340,995
 Deferred revenue                   1,174,863     2,143,203
 Current portion of long-term         185,580       501,133
debt

     Total current liabilities      5,113,071     7,822,707

LONG-TERM DEBT                         36,481     1,399,089

TOTAL LIABILITIES                   5,149,552     9,221,796

SHAREHOLDERS' EQUITY:
 Common stock                          91,802        91,160
 Additional paid-in capital        19,823,888    19,737,963
 Accumulated deficit              (5,014,481)   (12,533,550
                                                )
 Cumulative translation              (86,170)
adjustment                                      (230,336)

                                   14,815,039     7,065,237

 Less treasury stock - at cost      (140,388)
                                                (140,388)

     Total shareholders' equity    14,674,651     6,924,849

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY             $19,824,203   $16,146,645

       See notes to unaudited consolidated condensed financial statements.
                   Item 1.  Financial Statements  (continued)


                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                         Three Months Ended        Nine Months Ended
                                 June 30,                   June 30,
                              1998      1997           1998         1997


IBM PC based products    $6,533,423   $5,968,968    $19,116,255  $19,609,464
Macintosh based products      -        1,638,971        172,254    4,414,847

NET SALES                 6,533,423    7,607,939     19,288,509   24,024,311

COSTS AND EXPENSES:
 Cost of sales            1,263,342    1,488,181      3,987,016    4,403,260
 Engineering & product
  development               739,584      789,899      1,658,110    2,104,635
 Selling, general and
  administrative          6,280,434    6,737,419     18,298,650   18,398,343
 Restructuring costs                                  2,364,246

INCOME (LOSS) FROM
 OPERATIONS              (1,749,937)  (1,407,560)    (7,019,513)    (881,927)

INTEREST EXPENSE            (13,178)     (55,497)       (45,514)    (106,376)

OTHER INCOME,
 primarily interest         105,040       15,643        392,571       36,226

GAIN ON SALE OF PRODUCT
 LINE                                                15,431,253

FOREIGN CURRENCY
 TRANSACTION GAIN(LOSS)      (4,526)      10,623        (14,728)      23,501

PROVISION (BENEFIT) FOR
 INCOME TAX               (1,000,000)                  1,225,000

NET INCOME (LOSS)        $ (662,601) $(1,436,791)    $7,519,069   $ (928,576)

NET INCOME (LOSS) PER
 COMMON SHARE-Basic      $     (.07)   $    (.16)    $      .82   $     (.10)

 COMMON SHARE-Diluted    $     (.07)   $    (.16)    $      .81   $     (.10)

WEIGHTED AVERAGE SHARES
 OUTSTANDING - Basic      9,147,542    9,070,271      9,128,355    9,064,505

ADJUSTMENT FOR COMMON
  STOCK EQUIVALENTS                                     203,698

WEIGHTED AVERAGE SHARES
 OUTSTANDING - Diluted    9,147,542   9,070,271       9,332,053    9,064,505

See notes to unaudited consolidated condensed financial statements.
Item 1. Financial Statements (continued)


                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Nine Months Ended
                                                        June 30,
                                                     1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) from continuing operations     $  7,519,068    $
                                                                  (928,576)
   Adjustment to reconcile net income to net
cash:
    Gain on sale of product line
                                                 (15,431,253)
    Gain on disposition of fixed assets
                                                 (12,383)
    Depreciation and amortization                      936,489
                                                                  1,030,426
    Interest accrued on short-term investments
                                                 (5,387)
    Changes in current assets and liabilities:
        Inventories                                    275,818
                                                                  (156,354)
        Prepaid advertising and other expenses
                                                 (130,476)        (793,466)
        Accounts receivable                            263,419
                                                                  332,008
        Accounts payable and accrued expenses
                                                 (2,143,247)      (262,277)
        Deferred revenue                             (129,713)
                                                                  70,978
 Net cash used in operating activities
                                                 (8,857,665)      (707,261)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to equipment and fixtures
                                                 (654,995)        (616,656)
 Proceeds from maturity of short-term                4,879,482
investments                                                       1,423,848
 Purchase of short-term investments
                                                 (8,649,764)      (1,127,582)
 Proceeds from sale of fixed assets                     18,400
 Proceeds from sale of product line to Dr                                _
Solomon's                                           16,750,000
  Software, Inc.
 Acquisition of Guildsoft Holdings Ltd., net of         -
  working capital acquired                                        19,833
 Other assets
                                                 (53,680)         112,240

 Net cash provided by (used in)investing            12,289,443
  activities                                                      (188,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                 86,567
                                                                  18,125
 Proceeds from bank term loan
                                                                  1,500,000
 Principal payments on long-term obligations
                                                 (206,185)        (178,884)
 Principal payments on bank term-loan
                                                 (1,500,000)
 Borrowings under credit lines, net
                                                 (3,338)          (636,806)

 Net cash provided by (used in) financing
activities                                       (1,622,956)      702,435

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS      1,808,822
                                                                  (193,143)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD            1,586,875
                                                                  1,696,349

CASH AND EQUIVALENTS, END OF PERIOD              $   3,395,697     $
                                                                  1,503,206


See notes to unaudited consolidated condensed financial statements.
Item 1.  Financial Statements (continued)

     NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation: The consolidated condensed balance sheet as of June 30, 1998 and the consolidated condensed statements of operations for the three months and nine months ended June 30, 1998 and 1997, and the consolidated condensed statements of cash flows for the nine months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, these statements include all adjustments necessary for the fair presentation of the financial data for such periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited condensed financial statements for the year ended September 30, 1997 which appear in the Company's Annual Report on Form 10-K.

2. Inventories: The Company accounts for its inventories using a standard cost methodology. Inventories were comprised of the following:


                        June 30,          September
                                                30,
                          1998             1997

  Raw materials            $227,595       $ 338,560
  Work in process               631           1,825
  Finished goods            283,509         536,382

  TOTAL                    $511,735       $ 876,767


3.    Divestitures:  On October 9, 1997, the Company sold two  of  its  software product lines for $16,750,000 in cash, resulting in an after tax gain of approximately $14,200,000. The assets sold consisted primarily of inventory, property and equipment, trademarks, and the technological rights related to these product lines. This divesture gave rise to the utilization of net operating loss carryforwards that had not previously been recognized.

4. Long-term Debt: During the nine months ended June 30, 1998, the Company paid down its outstanding $1,500,000 term loan with proceeds from the sale of two of its product lines.

5. Restructuring: Subsequent to the sale of its Macintosh software product lines, during the first quarter of fiscal 1998, the Company undertook a corporate wide restructuring effort so as to centralize both its administrative infrastructure and its development efforts for its remaining products. The total amount charged to operations was approximately $2,364,000. The restructuring plan included charges for salaries and wages and the related severance benefits for terminated personnel. The restructuring plan also included payments totaling $433,000 made to outside developers associated with the centralization of the Company's development efforts.

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

DATAWATCH's principal products are: MonarchT, a report mining solution that leverages legacy reports and reporting systems to provide business intelligence on the Windows desktop; Monarch/EST, a client/server product for integrated report archiving, distribution and management; RedwingT, a plug-in for Aboder Acrobatr that accurately extracts text and tables from PDF files; and Q-SupportT (in the United States) and QuetzalT (internationally), an integrated help desk and asset management solution for multi-user, networked support centers.

On October 9, 1997, the Company sold its Virexr and netOctopusT product lines to Dr Solomon's Software, Inc. ("Dr Solomon's Software").

From time to time, information provided by the Company, statements made by its employees or information in its filings with the Securities and Exchange Commission (including statements in this Form 10-Q) may contain statements which are not historical facts (so called "forward-looking statements"), and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and releases of the Securities and Exchange Commission. In that regard, the discussion in this Item 2 contains forward-looking statements which involve certain risks and uncertainties, including statements related to liquidity and capital resources. The Company's operating results may continue to vary significantly from quarter to quarter or year to year depending on a number of factors, including technological changes, competition and general market trends, and other factors such as the Company's dependence on continued sales of its Monarch and Q-Support/Quetzal product lines both domestically and internationally, the Company's dependence on the continued introduction of new products, the Company's dependence on indirect distribution channels for the sale of its products, the Company's dependence on the continued protection of its proprietary technology, and the Company's reliance on licensing agreements relating to third party technology incorporated into the Company's products. These factors are more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. The Company's current planned expense levels are based in part upon expectations as to future revenue. Consequently, operating results may vary significantly from quarter to quarter or year to year, based on timing of revenue. Revenue or net income in any period will not necessarily be indicative of results of subsequent periods and there can be no assurance that the Company will achieve profitability or that revenue growth can be sustained in the future.




RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997.

Net sales for the three months ended June 30, 1998 were $6,533,000, which represents a decrease of $1,075,000 from net sales of $7,608,000 for the three months ended June 30, 1997. Excluding sales of the Company's Macintosh based products, which were sold on October 9, 1997 to Dr Solomon's Software, net sales would have been $5,969,000 for the three months ended June 30, 1997 and, therefore, would have represented an increase of $564,000 or approximately 9% to net sales of $6,533,000 for the three months ended June 30, 1998. This increase in net sales results from an increase in sales for all of the Company's product lines domestically and internationally. For the three months ended June 30, 1998, the Monarch suite of products accounted for approximately 54% of net sales, the Q-Support/Quetzal product line accounted for approximately 35% of net sales, and third party product lines accounted for approximately 10% of net sales.

Cost of sales for the three months ended June 30, 1998 was $1,263,000 or approximately 19% of net sales. Cost of sales for the three months ended June 30, 1997 was $1,488,000 or approximately 20% of net sales. Excluding the Company's Macintosh based products, cost of sales would have been 19% of net sales for the three months ended June 30, 1998 which compares to 22% for the three months ended June 30, 1997. This decrease in cost of sales, as a percentage of net sales, is principally due to reductions in overhead as a result of the restructuring subsequent to the sale of the Company's Macintosh based products.

Engineering and product development expenses were $740,000 for the three months ended June 30, 1998, a decrease of $50,000 or approximately 6% from $790,000 for the three months ended June 30, 1997. This decrease is primarily attributable to reductions in personnel and expenses associated with development of the Virex and netOctopus product lines which were sold to Dr Solomon's Software in October 1997, as well as expense reductions resulting from the Company's restructuring subsequent to the sale of those product lines.

Selling, general and administrative expenses were $6,280,000 for the three months ended June 30, 1998, a decrease of $457,000 or approximately 7% from $6,737,000 for the three months ended June 30, 1997. This decrease is primarily attributable to reductions of salaries and wages and expenses resulting from the Company's restructuring during the first quarter of fiscal 1998.

As a result of the foregoing, the loss from operations for the three months ended June 30, 1998 was $1,750,000 which compares to a loss from operations of $1,408,000 for the three months ended June 30, 1997. The net loss for the three months ended June 30, 1998 was $663,000 given the effect of income tax recoveries, which compares to net a loss of $1,437,000 for the three months ended June 30, 1997.






Nine Months Ended June 30, 1998 and 1997.

Net sales for the nine months ended June 30, 1998 were $19,288,000 which represents a decrease of $4,736,000 from net sales of $24,024,000 for the nine months ended June 30, 1997. Excluding sales of the Company's Macintosh based products, which were sold on October 9, 1997 to Dr Solomon's Software, net sales for the nine months ended June 30, 1998 would have been $19,116,000 which represents a decrease of $493,000 from net sales of $19,609,000 for the nine months ended June 30, 1997. This decrease in net sales results from a decrease in international sales of the Company's Quetzal product. Excluding sales of the Company's Macintosh based products for the nine months ended June 30, 1998, the Monarch suite of products accounted for approximately 50% of net sales, the Q-Support/Quetzal product line accounted for approximately 38%, and third party product lines accounted for approximately 12%.

Cost of sales for the nine months ended June 30, 1998 was $3,987,000 or approximately 21% of net sales. Cost of sales for the nine months ended June 30, 1997 was $4,403,000 or approximately 18% of net sales. Excluding the Company's Macintosh based products, cost of sales would have been 21% of net sales for the nine months ended June 30, 1998, which is comparable to 20% for the same period in the prior year.

Engineering and product development expenses were $1,658,000 for the nine months ended June 30, 1998, a decrease of $447,000 or approximately 21% from $2,105,000 for the nine months ended June 30, 1997. This decrease is primarily attributable to reductions in personnel and expenses associated with development of the Virex and netOctopus product lines sold to Dr Solomon's Software in October 1997, as well as expense reductions resulting from the Company's restructuring subsequent to the sale of those product lines.

Selling, general and administrative expenses were $18,299,000 for the nine months ended June 30, 1998, a decrease of $99,000 or approximately 1% from $18,398,000 for nine months ended June 30, 1997. Included in the expenses for the nine months ended June 30, 1998 were approximately $196,000 of one-time expenses associated with the Company's restructuring subsequent to the sale of its Macintosh product lines. Excluding these expenses, the decrease would have been $295,000 or approximately 2%, from the same period in the prior year. The reduction is attributable to lower salaries and wages and related expenses resulting from the Company's restructuring.

During the nine months ended June 30, 1998, the Company sold its Macintosh software product lines to Dr Solomon's Software for $16,750,000. The Company realized an after tax gain on the sale of approximately $14,200,000. After the sale of these product lines the Company initiated a corporate-wide restructuring effort so as to allow the Company to centralize both its administrative infrastructure and the development efforts of its remaining products. The total amount charged to operations was approximately $2,364,000. The restructuring plan included charges for salaries and wages and the related severance benefits for terminated personnel. These charges, totaling $1,884,000, have been paid. The restructuring plan also included payments totaling $433,000 made to outside developers associated with the centralization of the Company's development efforts.

As a result of the foregoing, the loss from operations for the nine months ended June 30, 1998 was $7,020,000 which compares to the loss from operations of $882,000 for the nine months ended June 30, 1997. As a result of the foregoing, and due to the $15,431,000 pre-tax gain on the sale of the Macintosh software product lines, net income for the nine months ended June 30, 1998 was $7,519,000 which compares to net loss of $929,000 for the nine months ended June 30, 1997. The gain recognized on the Dr Solomon's Software transaction allowed the Company to utilize net operating losses that had previously been reserved.


LIQUIDITY AND CAPITAL RESOURCES

In   October   1997,   the   Company  received  $16,750,000   in  cash  from  Dr
Solomon's Software in connection with the sale of its Virex and netOctopus product lines, resulting in an after tax profit of approximately $14,200,000.

The Company's management believes that its currently anticipated capital needs for future operations of the Company will be satisfied through at least June 30, 1999 by funds currently available from the above mentioned sale and its unused $1,500,000 bank line of credit. Working capital increased by approximately $7,177,000 during the nine months ended June 30, 1998 primarily as a result of the above mentioned divestiture offset by outflows for costs associated with the subsequent restructuring of the Company.

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


                                    PART II.

Item 5.  Other Information

Proposals  of stockholders intended for inclusion in the proxy statement  to  be furnished to all stockholders entitled to vote at the next annual meeting of stockholders of the Company must be received at the Company's principal executive offices not later than October 10, 1998. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the next annual meeting of stockholders of the Company is December 24, 1998. In order to curtail any controversy as to the date on which a proposal was received by the Company, it is suggested that proponents submit their proposals by Certified Mail, Return Receipt Requested.

Item 6.  Exhibits and Reports on Form 8-K

A.   Exhibits

     27    Financial Data Schedule (filed with SEC Edgar version only).

B.   Reports on Form 8-K

No Current Report on Form 8-K was filed during the quarterly period ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 1998.



                                      DATAWATCH CORPORATION


                                      /s/ Betsy J. Hartwell
                                        Betsy J. Hartwell
                                   Vice President of Finance and Chief Financial Officer
                                         (Principal Financial Officer)