Form 10-K
period 1998-09-30
DATAWATCH CORP
filed 1998-12-30
CIK 792130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
               [x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998
Commission file number  0-19960
                                            DATAWATCH CORPORATION
                  (Exact name of registrant as specified in its charter)
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Aggregate market value of voting stock held by non-affiliates: $11,866,275 (computed by reference to the last sales price of such common stock on December 15, 1998 as reported in the National Association of Security Dealers consolidated trading index).

Number of shares of common stock outstanding at December 15, 1998: 9,148,312

Documents Incorporated By Reference

Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 1998. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

                                     PART I
Item 1.   BUSINESS

GENERAL

      DATAWATCH CORPORATION (the "Company" or "Datawatch") is a provider of Enterprise Reporting, Report Mining and Service Center software products that help organizations increase productivity, reduce costs and gain competitive advantages. DATAWATCH products are used in more than 20,000 companies, institutions and government agencies worldwide.

      The Company was founded in 1985 to design, manufacture and market computer workstations and peripherals that conform to the U.S. government's TEMPEST security standard. With the end of the Cold War and subsequent decline in demand for defense-oriented products, the Company exited the TEMPEST market in 1993 and focused its attention on commercial software. Through a series of acquisitions, the Company assembled a diverse portfolio of popular software applications, including Monarch(TM), netOctopus(TM), VIREX(R) and Q-Support(TM)/Quetzal(TM). In October 1997, DATAWATCH divested its Apple Macintosh software (VIREX and netOctopus) in order to concentrate on the Windows/Intel platform.

      The Company is a Delaware corporation, with executive offices located at 234 Ballardvale Street, Wilmington, Massachusetts 01887 and the Company's telephone number is (978) 988-9700.

PRODUCTS

      DATAWATCH is best known for its popular report mining application called Monarch. More than 200,000 copies of Monarch have been sold, with localized versions in English, French, German and Japanese. Monarch lets users extract and manipulate data from ASCII report files produced on any mainframe, midrange, client/server or PC system. The Company's Redwing(TM) product, introduced in 1997, lets users extract text and tables from Adobe PDF documents.

      DATAWATCH recently completed a series of strategic product initiatives that position the Company as a leader in the emerging market for enterprise reporting software. Monarch/ES(TM), introduced in March 1998, is a configurable enterprise reporting solution that lets organizations deliver reports electronically via their local area network. Reports are stored in a secure repository and brought to life on screen to support queries and analyses.

      Monarch/ES Web, introduced in October 1998, extends the system to support browser-based report retrieval via the Worldwide Web. Monarch/ES Report Publisher, also introduced in October 1998, supports automated delivery of reports via MAPI-compliant email.

      In August 1998, DATAWATCH entered the market for data replication and migration tools with the introduction of Monarch Data Pump. This product offers a shortcut for populating and refreshing data marts and data warehouses, and for migrating legacy data into new applications.

      DATAWATCH also participates in the market for service center software. The Company's Quetzal/Q-Support help desk and asset management software is a market leader in Europe, with the largest installed base among products that compete in the internal help desk market. Customers include the British Broadcasting Corporation, Her Majesty's Customs and Excise Service and Toronto Dominion Bank. Quetzal/Q-Support is recognized for its advanced service level management capabilities, integrated change management features, business process automation tools and unique user-interface that promotes ease-of-use and ease-of-learning.

      Quetzal/SC, introduced in December 1998, is a major new release of the Company's Quetzal/Q-Support software. Quetzal/SC's advanced architecture gives it strong performance and scalability. The product was designed to handle up to 50,000 calls per hour, and can be scaled to support as few as two users running on an xBASE file server, hundreds of users running on an NT server, or thousands of users running on powerful Unix servers. Quetzal/SC integrates with popular network management tools such as CA-Unicenter, Tivoli Management Edition and BMC Patrol, and employs Monarch to provide extensive data analysis and reporting capabilities.

PRICING

      The Company's desktop products are sold under single and multi-user licenses. A single user license for Monarch is priced at $499. Multi-user licenses are priced at $150 to $250 per user, depending upon the number of users. A single user license for Redwing is priced at $695. A five user license is priced at $1,995.

      The Company's enterprise products are sold under named-user and concurrent-user licenses. An entry-level Monarch/ES system is priced at approximately $20,000. Typical configurations are priced in the range of $40,000 to $250,000. Monarch Data Pump is priced at approximately $20,000 per server. An entry-level Quetzal/Q-Support systems is priced at approximately $8,000. Typical configurations sell in the range of $15,000 to $125,000. Maintenance agreements and implementation services are sold separately.

MARKETING AND DISTRIBUTION

      DATAWATCH markets its products through a variety of channels in order to gain broad market exposure and to satisfy the needs of its customers. DATAWATCH believes that some customers prefer to purchase products through service-oriented resellers, while others buy on the basis of price, purchase convenience, and/or immediate delivery.

      The Company is engaged in active direct sales of its products to end-users, including repeat and add-on sales to existing customers and sales to new customers. DATAWATCH utilizes direct mail, telemarketing and direct personal selling to generate its sales.

      DATAWATCH uses a variety of marketing programs to create demand for its products. These programs include advertising, cooperative advertising with reseller partners, direct mail, exhibitor participation in industry shows, executive participation in press briefings and on-going communication with the trade press.

      The Company offers its resellers the ability to return obsolete versions of its products and slow-moving products for credit which can be used against purchases of other DATAWATCH products on a dollar-for-dollar basis. Defective products may also be returned for credit or exchange. Based on its historical experience, the Company believes that its exposure to such returns is minimal.

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

      During fiscal 1998, one distributor represented approximately 12% of DATAWATCH's net sales. No other customer accounted for more than 10% of DATAWATCH's net sales in 1998. DATAWATCH sells its products outside of the U.S. directly through the sales force of its wholly owned subsidiary, Datawatch International Limited (formerly WorkGroup Systems Limited)("Datawatch International") and through international resellers. Such international sales represented approximately 56%, 47% and 47% of DATAWATCH'S net sales for fiscal 1998, 1997 and 1996, respectively. See Note 14 to Consolidated Financial Statements which appear elsewhere in this Report on Form 10-K.

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

      DATAWATCH has contractual agreements with the independent developers of Monarch and Monarch/ES which require that source codes be placed into escrow. The principal developers for the products are also bound by contractual commitments which require their continuing involvement in product maintenance and enhancement. Under the agreements, the Company has been granted manufacturing, marketing and sales rights under license agreements which provide for royalty payments based on net sales. The Company has also been granted exclusive worldwide rights to Monarch with a stated term expiring in the year 2009, and to Monarch/ES with a stated term expiring in the year 2001. The Monarch/ES license automatically renews for successive annual periods unless terminated for cause by either party prior to the regular termination date.

BACKLOG

      The Company's software products are generally shipped within seven days of receipt of an order. Accordingly, the Company does not believe that backlog for its products is a meaningful indicator of future business.

COMPETITION

      The software industry is highly competitive and is characterized by rapidly changing technology and evolving industry standards. DATAWATCH competes with a number of companies including IBM, Network Associates, Remedy, Actuate, and others which have substantially greater research and development, marketing and financial resources than DATAWATCH. Competition in the industry is likely to intensify as current competitors expand their product lines and as new competitors enter the market.

PRODUCT PROTECTION

      Although DATAWATCH does not generally own patents on its software technologies, it relies on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its rights in its products. Despite these precautions, unauthorized parties may attempt to copy aspects of DATAWATCH's products or to obtain and use information that DATAWATCH regards as proprietary. Patent protection is not considered crucial to DATAWATCH's success. DATAWATCH believes that, because of the rapid pace of technological change in the software industry, the legal protections for its products are less significant than the knowledge, ability and experience of its employees and developers, the frequency of product enhancements and the timeliness and quality of its support services. DATAWATCH believes that none of its products, trademarks and other proprietary rights infringe on the proprietary rights of third parties, but an allegation of misappropriation of trade secrets has been made against the Company by a former independent developer. (See Item 3 of this Report on Form 10-K), and there can be no assurance that third parties will not assert infringement claims against it or its developers in the future.

PRODUCTION

      Production of DATAWATCH's products involves the duplication of master disks and the printing of user manuals, packaging and other related materials. Disk duplication is performed in-house with high-capacity disk duplication equipment, and is occasionally supplemented with duplication services performed by non-affiliated subcontractors. Printing work is also performed by non-affiliated subcontractors. To date, DATAWATCH has not experienced any material difficulties or delays in production of its software and related documentation and believes that, if necessary, alternative production sources could be secured at a commercially reasonable cost.

EMPLOYEES

      As of September 30, 1998, DATAWATCH had 216 full-time employees, including 79 engaged in marketing, sales, and customer service; 27 engaged in product consulting, 30 engaged in product management, development and quality assurance, 29 in technical support, 42 providing general, administrative, accounting, and IT functions and 9 in software production and warehousing.

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

Item 2.  PROPERTIES

      The Company is currently headquartered in a 51,650 square foot leased facility in Wilmington, Massachusetts. The lease expires in April 1999, with an option to renew for an additional five years. The Company uses approximately 65% of this facility and the remaining 35% is sublet to Secure Systems Group. The Company also maintains small offices in California, Georgia, and Illinois.

      The Company also leases approximately 6,200 square feet in Potters Bar, Hertfordshire, England, which expires in January 2005, approximately 16,000 square feet in Plymouth, Devon, England, which expires in December 2017, and maintains small offices in Germany, France and Australia.

      The Company is currently reevaluating its facilities needs.

Item 3.   LEGAL PROCEEDINGS

      On November 12, 1998, the Company brought a lawsuit in Superior Court of Massachusetts for Middlesex County, against Palms Technology U.S., Inc. and its Chairman, Jesse E. Torres, III (collectively, "Palms"), alleging, among other things, misrepresentation, unfair or deceptive trade practices, and breach of contract, including breach of a Development Agreement dated as of December 19, 1997, for Palms' failure to complete and deliver certain software it was hired to develop. Also, on November 12, 1998, Palms brought a lawsuit in the same court against the Company and two of its officers (the "Palms lawsuit"), claiming that the Company misappropriated Palms' trade secrets and breached contracts between the parties. On November 16, 1998, the Company was granted a Temporary Restraining Order preventing Palms and Torres from dissipating certain assets to avoid judgment, and from damaging certain software and source code. Management believes that the Palms lawsuit has no merit, and Datawatch intends to vigorously defend itself against Palms' allegations. Datawatch intends to pursue its claims against Palms aggressively. However, the ultimate outcome of these matters cannot yet be determined. No provision for any liability regarding these lawsuits has been recognized in the Consolidated Financial Statements included in Item 8.

      From time to time the Company is also involved in litigation matters which arise in the ordinary course of business, including one current action brought by a former employee. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations, or cash flows.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Registrant's security holders during the last quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The names, ages and titles of the executive officers of the Company are as follows:

Bruce R. Gardner    55   President,  Chief Executive Officer and Director
Marco D. Peterson   43   Senior Vice President of North American Operations
Robert Hagger       50   Senior Vice President  of International Operations,
                         Managing Director of Datawatch International Limited
Betsy J. Hartwell   51   Vice President of Finance, Chief Financial Officer
                         and Treasurer
Scott Crenshaw      33   Vice President of Product Development
John Loring         48   Vice President of Information Technology

Officers are elected by, and serve at the discretion of, the Board of Directors.

      BRUCE R. GARDNER, President, Chief Executive Officer and Director. Mr. Gardner, a founder and director of DATAWATCH, was theChief Financial Officer and Treasurer since the Company was founded in 1985 until November 1, 1997. Mr. Gardner was a Senior Vice President until June 1993 when he became Executive Vice President. Mr. Gardner assumed his current position on November 1, 1997.

      MARCO D. PETERSON, Senior Vice President of North American Operations. Mr.Peterson was the founder of Personics Corporation and has been its President since its founding in 1984. Mr. Peterson took on the additional role of Vice President of Marketing and Product Development of the Company in October 1994 until he became Senior Vice President on November 1, 1997.

      ROBERT HAGGER, Senior Vice President of International Operations, Managing Director of Datawatch International. Mr. Hagger joined DATAWATCH as Managing Director of Datawatch International on March 4, 1997 and assumed the title of Senior Vice President of International Operations on November 1, 1997. Mr. Hagger, since 1993, was founder and Managing Director of Insight Strategy Management Ltd. Prior to that he was Managing Director of Byrne Fleming Ltd.

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

                For the Year Ended           Common Stock
                September 30, 1998         High        Low

                4th Quarter               2 1/16        1 1/16
                3rd Quarter               2 7/8         1 7/8
                2nd Quarter               3 1/2         1 13/16
                1st Quarter               4 1/16        1 15/16


                For the Year Ended           Common Stock
                September 30, 1997         High        Low

                4th Quarter               2 7/8        1 7/16
                3rd Quarter               4 5/16       1 5/8
                2nd Quarter               6 5/8        3 5/8
                1st Quarter               8 3/4        5


         There are approximately 206 shareholders of record as of December 15, 1998. The Company believes that the number of beneficial holders of common stock exceeds 2,000.

      The Company has not paid any cash dividends and it is anticipated that none will be declared in the foreseeable future. The Company intends to retain future earnings, if any, to provide funds for the operation, development and expansion of its business.

Item 6.   SELECTED FINANCIAL DATA

      The following table sets forth selected consolidated financial data of the Company for the periods indicated. The selected consolidated financial data for and as of the end of the years in the five-year period ended September 30, 1998 are derived from the Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes appearing elsewhere in this report.

Statements of Operations Data
Years Ended September 30,     1998        1997         1996         1995         1994
                           ----------------------------------------------------------
Sales
 PC-based Products        $25,123,468  $25,995,197  $24,216,794  $18,839,265  $13,027,232
 Macintosh-based Products     172,254    6,052,298    5,805,328    4,520,716    3,854,910
                           --------------------------------------------------------------
Net Sales                  25,295,722   32,047,495   30,022,122   23,359,981   16,882,142
Costs and Expenses         35,800,154   33,929,460   28,894,600   23,678,935   19,956,576
Income (Loss) from
 Operations               (10,504,432)  (1,881,965)   1,127,522     (318,954)  (3,074,434)
Gain on Sale
 of Product Line           15,431,253
Net Income (Loss)          $4,703,996  ($1,995,433)  $1,125,360    ($331,423) ($3,042,767)
Net Income (Loss)
 per Common Share - Basic        $.52        ($.22)       $0.13      ($0.04)      ($0.41)
Net Income (Loss)
 per Common Share - Diluted      $.51        ($.22)       $0.13      ($0.04)      ($0.41)

Balance Sheet Data
 September 30,               1998         1997         1996          1995        1994
                        -------------------------------------------------------------


Total Assets            $18,332,215   $16,146,645   $15,240,571   $12,358,132  $9,646,324
Working Capital           8,503,428     4,451,821     5,210,457     2,631,759   1,547,706
Long-Term Obligations        44,190     1,399,089       209,824       163,868     137,324
Shareholders' Equity    $11,636,482    $6,924,849    $8,238,886   $ 6,062,170  $5,266,588

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

      The following discussion and analysis is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of DATAWATCH and its subsidiaries which appear elsewhere in this Report on FORM 10-K.

GENERAL

      DATAWATCH CORPORATION (the "Company" or "DATAWATCH"), is engaged in the design, development, manufacture, marketing, consulting services and support of business computer software. Its products specifically address the enterprise reporting, business intelligence, and help desk markets. Until October 1997, the Company developed, sold, and supported both PC and Macintosh-based products.

      On October 9, 1997, the Company sold its Macintosh-based product line to Dr Solomon's Software, Inc. ("Dr Solomon's") for $16,750,000 in cash. This resulted in a pre-tax gain of approximately $15,431,000. Note 2 to Consolidated Financial Statements of DATAWATCH and its subsidiaries contains a more detailed discussion of this transaction.

      DATAWATCH's principal products are: Monarch, a report mining application that lets users extract and manipulate data from ASCII report files produced on any mainframe, midrange, client/server or PC system; Monarch/ES, a configurable enterprise reporting solution that lets organizations deliver reports electronically via their local area network; Monarch/ES Web, a Monarch/ES extension that supports browser-based report retrieval via the Worldwide Web; Monarch/ES Report Publisher, a Monarch/ES extension that supports automatic delivery of reports via MAPI-compliant email; Redwing, a plug-in for Adobe Acrobat that lets users extract text and tables from Adobe PDF documents; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, and for migrating legacy data into new applications; Q-Support (in the United States) and Quetzal (internationally), an integrated help desk and asset management solution for multi-user, networked support centers; and Quetzal/SC, a major new release of the Company's Quetzal/Q-Support software, introduced in December 1998.

RESULTS OF OPERATIONS

               Fiscal Year Ended September 30, 1998 as Compared to
                      Fiscal Year Ended September 30, 1997

      Net sales for the fiscal year ended September 30, 1998 were $25,296,000 which represents a decrease of $6,752,000 or 21% from the net sales of $32,047,000 for the fiscal year ended September 30, 1997. Sales have been segregated on the statements of operations so as to highlight the product line which remains after the disposition of the Macintosh-based product line (sold to Dr Solomon's Software on October 9, 1997). Excluding sales of the Company's Macintosh-based products, net sales for fiscal 1998 were $25,123,000 which represents a decrease of $872,000 or 3% from net sales of $25,995,000 for fiscal 1997. The decline in sales is principally attributable to lower sales of Q-Support/Quetzal as customers awaited the introduction of the next generation product, Quetzal/SC, subsequently released in December 1998. In fiscal 1998, Monarch accounted for approximately 51% of net sales; Q-Support/Quetzal accounted for approximately 37% of net sales; and Guildsoft accounted for approximately 11% of net sales. For the fiscal year ended September 30, 1998, the Company's PC-based products accounted for approximately 99% of net sales while the Company's Macintosh-based products accounted for approximately 1%.

      The Company's cost of sales for the fiscal year ended September 30, 1998 were $5,213,000 or approximately 21% of net sales. Cost of sales for the fiscal year ended September 30, 1997 were $5,900,000 or approximately 18% of net sales. Excluding the sales and costs of sales related to the Company's Macintosh-based products, costs of sales for fiscal 1997 would have been approximately 20%. Without the influence of the Company's Macintosh-based products (sold to Dr. Solomon's in October, 1997) margins remained relatively comparable.

      Engineering and product development expenses include those expenditures attributable to both internal development efforts and efforts undertaken by third-party developers. Fiscal 1998 external development expense included costs incurred for parallel development efforts undertaken for the next generation Q-Support/Quetzal product. Expenditures of approximately $1,080,000 were directly related to the terminated Palms Technology development project. In addition, external costs of approximately $543,000 attributable to maintenance of Q-Support/Quetzal, the next generation help desk product, Quetzal/SC, released in December 1998, and certain enterprise solutions products were also recorded. Internal engineering and product development expenses were $1,760,000 for the fiscal year ended September 30, 1998, a decrease of $1,044,000 or 37% from $2,804,000 for the fiscal year ended September 30, 1997. This decrease was due to both the discontinuance of certain internal development efforts and the non-recurrence of development costs incurred in fiscal 1997 relating to the Macintosh based- product line (sold to Dr Solomon's in October, 1997).

      Selling, general and administrative expenses were $24,525,000 for the fiscal year ended September 30, 1998, a decrease of $700,000 or approximately 3% from $25,225,000 for the fiscal year ended September 30, 1997. Included in the costs for fiscal 1998 were approximately $196,000 of one-time expenses primarily associated with leased space no longer required as a result of the Company's restructuring subsequent to the sale of its Macintosh-based product line in the first quarter of 1998, and $91,000 of administrative and consulting costs associated with the Company's second restructuring during the fourth quarter of fiscal 1998. Included in the expenses for the fiscal year ended September 30, 1997 were $608,000 of one-time expenses principally associated with organizational changes within the Company's European subsidiaries. Excluding these expenses, the decrease would have been $379,000 or 2% which is principally attributable to selling expenses associated with the Company's Macintosh-based product line.

      In October 1997, the Company sold its Macintosh-based product line to Dr Solomon's Software for $16,750,000 in cash. The Company realized a pre-tax gain on the sale of approximately $15,431,000. After the sale of this product line the Company initiated a corporate-wide restructuring effort so as to allow the Company to centralize both its administrative infrastructure and the development efforts of its remaining products. The total amount charged to operations for the quarter ended December 31, 1997 was approximately $2,364,000. The plan included charges for salaries and wages and the related severance benefits for terminated personnel. These charges totaling approximately $1,884,000, were either paid ($1,549,000) or accrued ($335,000) in the first fiscal quarter. The plan also included special payments made to outside developers associated with the centralization of the Company's development efforts. These charges, totaling $433,000, were either paid ($339,000) or accrued ($94,000) in the first quarter. Those benefits or payments accrued were paid in the second quarter of 1998.

      During the fourth quarter of fiscal 1998 the Company approved and completed a second restructuring plan to further centralize the Company's administrative infrastructure and its development efforts. The restructuring plan consisted of charges for severance benefits and costs for terminated employees. These charges totaling approximately $315,000 were either paid ($134,000) or accrued ($181,000) as of September 30, 1998. The Company anticipates those benefits and payments accrued will be paid during the first and second quarters of fiscal 1999.

      As a result of the foregoing, the net loss from operations for the fiscal year ended September 30, 1998 was $10,504,000, which compares to the net loss from operations of $1,882,000 for the fiscal year ended September 30, 1997. Net income for the fiscal year ended September 30, 1998 was $4,704,000, which compares to the net loss of $1,995,000 for the prior fiscal year. The Company has recorded a tax provision in the amount of $600,000 for the fiscal year ended September 30, 1998. The Company recorded a de minimis tax provision during fiscal year ended September 30, 1997 because of its ability to utilize domestic net operating loss carryforwards (NOL) and foreign losses. The Company's 1998 effective tax rate of 11% is primarily the result of utilizing domestic NOL and certain credit carryforwards. Such carryforwards have been exhausted in the US although the foreign operations still maintain substantial amounts in carryforwards (all currently reserved for).

               Fiscal Year Ended September 30, 1997 as Compared to
                      Fiscal Year Ended September 30, 1996

      Net sales for the fiscal year ended September 30, 1997 were $32,047,000 which represents an increase of $2,025,000 or 7% from the net sales of $30,022,000 for the fiscal year ended September 30, 1996. Sales have been segregated on the statements of operations so as to highlight the product lines which remain after the disposal of the Macintosh-based product line. In fiscal 1997 Monarch, which amounted to approximately 40% of sales, increased by 5%; Q-Support/Quetzal, which amounted to approximately 34% of sales, decreased by 6%; Virex, which amounted to approximately 15% of sales and netOctopus, which amounted to approximately 4% of sales, did not change as a percentage of sales from fiscal year ended September 30, 1996. Guildsoft, acquired in November 1996, had net sales for fiscal 1997 which amounted to $1,876,000 or 6% of total net sales. For the fiscal year ended September 30, 1997, the Company's PC-based products accounted for approximately 81% of sales while the Company's Macintosh-based products accounted for approximately 19%.

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

      Engineering and product development expenses were $2,804,000 for the fiscal year ended September 30, 1997, an increase of $465,000 or approximately 20% from $2,339,000 for the fiscal year ended September 30, 1996. This increase (net of approximately $80,000 of expenses associated with organizational changes) is primarily attributable to the increase in personnel costs and expenses necessary for continued development of the Q-Support/Quetzal product and quality assurance for the Monarch product. Product development costs related to the Virex and netOctopus products were approximately $1,296,000 in 1997 and $1,104,000 in 1996.

      Selling, general and administrative expenses were $25,225,000 for fiscal year ended September 30, 1997, an increase of $3,186,000 or approximately 14% from $22,039,000 for the fiscal year ended September 30, 1996. Included in the expenses were $608,000 of one-time expenses principally associated with organizational changes within Datawatch International during the third fiscal quarter. Included in the expenses for the fiscal year ended September 30, 1996 were $450,000 of expenses associated with the acquisition of Datawatch International in March, 1996. Excluding these expenses, selling, general and administrative expenses were $24,617,000 for the 1997 fiscal year and were $21,589,000 for the 1996 fiscal year resulting in an increase of $3,028,000 or approximately 14%. This increase is primarily attributable to increases in personnel within the sales and marketing organizations, principally for Q-Support/Quetzal and Monarch, and the inclusion of Guildsoft operating expenses amounting to approximately $912,000 for the period or approximately 30% of the increase.

      As a result of the foregoing, the net loss from operations for the fiscal year ended September 30, 1997 was $1,995,000, which compares to the net income of $1,125,000 for the fiscal year ended September 30, 1996. The Company recorded a de minimis tax provision, both domestically and internationally, during the periods because of its ability to utilize NOL carryforwards during fiscal 1996 and because of its ability to utilize domestic NOL carryforwards and foreign losses during fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

      In October 1997, the Company received $16,750,000 in cash from Dr Solomon's Software for its Virex and netOctopus product lines, resulting in a pre-tax gain of approximately $15,431,000. This sale provided working capital in the current year to accomplish internal restructuring plans and fund on-going operations.

      The Company's management believes that its currently anticipated capital needs for future operations of the Company will be satisfied through at least September 30, 1999 by funds currently available from the above mentioned sale and funds generated from operations. The Company also has a $1,500,000 line of credit pursuant to a letter agreement with a bank. Currently, advances from the line of credit amount to $1,150,000. Beginning as of September 30, 1998, the Company was not in compliance with one of the financial covenants contained in the letter agreement with the bank. The bank has effectively waived through maturity (January 29, 1999) a default under the line of credit as a result of the Company's non-compliance with this financial covenant, but has restricted the Company from further advances above the $1,150,000 currently outstanding. The Company is currently negotiating the renewal of the line of credit which expires in January 1999.

         Working capital increased by approximately $4,052,000 during fiscal 1998 primarily as a result of the above mentioned divestiture offset by outflows for operating activities, costs associated with the restructurings of the Company, and discontinued development efforts.

      Management   believes  that  the  Company's  current  operations  are  not materially impacted by the effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 130 will be adopted by the Company during the first quarter of fiscal 1999. SFAS No. 131 will be adopted by the Company in its annual consolidated financial statements for fiscal 1999. Such standards are "disclosure standards" and will not impact the Company's consolidated results of operations.

      In March of 1998, the AICPA released SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which requires certain expenditures made for internal use software to be capitalized. The Company is currently studying the impact of SOP 98-1, which is required to be adopted by the Company in October 1999.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing whether there will be any impact of SFAS No. 133 on the Company's consolidated financial statements upon adoption, which is required in October 1999.

YEAR 2000 READINESS DISCLOSURE STATEMENT

General

      The Company is aware of the global concerns related to what is known as the Year 2000 issue and the potential for the associated system failures and business interruptions that may result. The Year 2000 issue concerns three main areas: the ambiguity that may result from processing and storing data using 2-digit year formats; the recognition that the year 2000 is a leap year; and the use of dates (most commonly 9/9/99) for special programming functions. Any of these problems could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities for both the Company and its customers who rely on its products.

Year 2000 Compliance Program

      The Company has been aware of the Year 2000 issue for several years and has been actively engaged in correcting Year 2000 deficiencies as they are recognized, but has not yet completed reviewing, correcting and testing all facets of the Year 2000 compliance issues facing it. The Company is currently in the process of developing a Year 2000 compliance program, the purpose of which will be: to identify important internal systems that are not yet Year 2000 compliant; to initiate replacement or remedial action to assure that key systems and products will continue to operate in the Year 2000 and to test the replaced or remediated systems and products; to identify and contact key suppliers, vendors, customers and business partners to evaluate their ability to maintain normal operations in the Year 2000; and to develop appropriate contingency plans for dealing with foreseeable Year 2000 complications. The Company has appointed a Year 2000 Readiness Coordinator who is responsible for developing and administering the Company's Year 2000 compliance program. The Company expects to complete its Year 2000 compliance plan by the end of January 1999 and substantially implement the plan by the end of 1999.

Internal Systems

      Based on the preliminary results of the Company's assessment of its internal use hardware and software, including telephone systems and other facilities equipment, the Company has determined that it may be necessary to modify or replace some of its internal use software and hardware. During 1998, a project was initiated at the corporate offices in Wilmington, Massachusetts and at the Company's largest subsidiary, Datawatch International, in Potters Bar, England to upgrade the Company's accounting software to a Year 2000 compliant version. These simultaneous projects were completed in September 1998. The
Company   anticipates  that  the  accounting   systems  at  some  of  its  other
subsidiaries will be replaced by the end of 1999, however, the accounting systems at these locations are significantly less critical than at the locations already upgraded. The Company currently believes that all other "mission critical" software is Year 2000 compliant. The Company anticipates completing a full review of all internal software and hardware by April 30, 1999. The cost to bring internal operations into compliance is estimated to be approximately $100,000.

         In early 1999, the Company will begin contacting vendors concerning the status of their Year 2000 readiness. All supplies used to market, sell or produce the Company's products are readily available from many different suppliers; Therefore, the Company intends that only vendors who are determined to be Year 2000 compliant will be used for supplies after September 30, 1999.


Software Products

      The Company has designed, tested and continues to test the most current versions of its products for Year 2000 issues. The Company believes that the latest versions of its products are substantially Year 2000 compliant and are not likely to pose a significant Year 2000 liability issue for the Company or any significant operational problems for its customers. The Company continues to test the current versions of its products for Year 2000 compliance, and in the event problems are discovered, the Company intends to issue product updates to correct such anomalies. The Company has requested and is waiting to receive Year 2000 compliance statements from vendors of certain widely-accepted database and middleware tools which are used in the development of its products; in the event such tools are not compliant, the Company believes achieving compliance will require upgrades to newer versions of such tools.

      The Company also has performed and continues to perform limited Year 2000 compliance assessments of certain older versions of its products, and where problems are discovered, will determine the practicality of modifying older versions. Certain of the Company's customers use older 16-bit operating systems which are believed not to be Year 2000 compliant; the Company makes available to these customers older 16-bit versions of its software, which in some cases are not Year 2000 compliant. The Company believes it does not have material financial exposure to customers with respect to older version of its products.

      The Company estimates testing costs for its products to be approximately $100,000 and an additional $50,000 for vendor compliance and customer communication.

      As the Year 2000 compliance assessment and/or testing of a product is complete, the Company will make available information to its customers via the Company's web site. This information may also be communicated to registered customers in news letters or other special mailings.

Risks Associated with Year 2000 Issue

      The Company believes it will have an effective Year 2000 compliance program in place prior to the end of 1999 which will allow it to identify and correct any Year 2000 compliance deficiencies. This assessment is subject to revision based on the results of the Company's on-going Year 2000 compliance efforts. If unforeseen compliance efforts are required or if present compliance efforts are not completed on time, or if the cost of any required updating, modification or replacement of the Company's systems or equipment exceeds the Company's estimates, the Year 2000 issue could result in material costs and have a material adverse effect on the Company. However, the Company believes that the risk is minimal.

      The Company utilizes third-party vendors for product development and testing. Should these vendors not be compliant in a timely manner, product releases scheduled to take place after December 31, 1999 could be delayed. The Company also utilizes third-party vendors for processing data and payments, e.g. payroll services, 401(k) plan administration, check processing, medical benefits processing, etc. Should these vendors not be compliant in a timely manner, the Company may be required to process transactions manually or delay processing until such time as the vendors are Year 2000 compliant. The Company has warranted, to certain customers, that certain of its products are or will be Year 2000 compliant. Non-compliance with these warranties may result in legal action for breach of warranty.

      Various statements in this discussion of Year 2000 are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as discussed below under "Risk Factors". These statements include statements of the Company's expectations, statements with regard to schedules and expected completion dates and statements regarding expected Year 2000 compliance. These forward-looking statements are subject to various risk factors which may materially affect the Company's efforts to achieve Year 2000 compliance. These risk factors include: the inability of the Company to complete in a timely manner the plans and modifications that it has identified; any inaccuracy in the assessment of the cost and financial exposure of the Company with respect to current and older versions of the Company's products; the failure of software vendors to deliver the upgrades and repairs to which they have committed; the wide variety of information technology systems and components, both hardware and software, that must be evaluated; and the large number vendors and customers with which the Company interacts. The Company's assessments of the effects of Year 2000 on the Company are based, in part, upon information received from third parties and the Company's reasonable reliance on that information. Therefore, the risk that inaccurate information is supplied by third parties upon which the Company reasonably relies must be considered as a risk factor that might affect the Company's Year 2000 efforts. The Company is attempting to reduce the risks by utilizing an organized approach, extensive testing, and allowance of ample contingency time to address issues identified by tests.

Contingency Plans

      The Company has not established a specific contingency plan at this time. The Company is in the process of developing a general corporate contingency plan which it anticipates will be in place prior to December 31, 1999. The purpose of this plan is to allow the Company to recognize system failures, if any, and identify resources needed and available to restore operations in a timely manner. If the need for an additional Year 2000 specific contingency plan is recognized, such plan will be developed.

RISK FACTORS

      The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-K that are not historical facts (including, but not limited to statements contained in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to liquidity and capital resources) may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below and within this Form 10-K, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. The following discussion of the Company's risk factors should be read in conjunction with the financial statements and related notes thereto. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

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

Dependence on Principal Products

      In fiscal 1998, Monarch and Q-Support/Quetzal accounted for approximately 51% and 37%, respectively, of the Company's net sales. With the disposal of the Virex and netOctopus products, the Company is wholly dependent on Monarch and Q-Support/Quetzal. As a result, any factor adversely affecting sales of either of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

International Sales

      In 1998, 1997 and 1996, international sales accounted for approximately 56%, 47% and 47%, respectively, of the Company's net sales. The Company anticipates that international sales will continue to account for a significant percentage of its net sales. A significant portion of the Company's net sales will therefore be subject to risks associated with international sales, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company's intellectual property overseas, seasonality of sales and potentially adverse tax consequences.

Acquisition Strategy

      Although the Company has no current acquisition plans, it has addressed and may continue to address the need to develop new products, in part, through the acquisition of other companies. Acquisitions involve numerous risks including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. Achieving and maintaining the anticipated benefits of an acquisition will depend in part upon whether the integration of the companies' business is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries.

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

Year 2000 Issue

         Although the Company does not expect that the Year 2000 issue will have a material effect on the Company's results of operations or financial condition, the Company is potentially exposed to Year 2000 issues with respect to internal software and external product offerings. If the Company's internal systems or its products fail to operate properly as a result of Year 2000, the Company's results of operations and financial condition could be materially and adversely impacted. The Company continues to evaluate the Year 2000 issue. See "Year 2000 Readiness Disclosure Statement." particularly the subsection headed "Risks Associated with Year 2000 Issue" which appears immediately before this "Risk Factors" section of this Report on Form 10-K, for a discussion of the Company's Year 2000 readiness and the risks associated with the Year 2000 issue.

Competition in the PC Software Industry

      The software market for personal computers is highly competitive and characterized by continual change and improvement in technology. Several of the Company's existing and potential competitors (including IBM, Network Associates, Inc., Remedy, and Actuate) have substantially greater financial, marketing and technological resources than the Company. No assurance can be given that the Company will have the resources required to compete successfully in the future.

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

Litigation

         The Company is currently engaged in litigation with a former independent software developer. See Item 3, Legal Proceedings, of this Report on Form 10-K. Although the Company believes that the developer's claims have no merit, an unexpected adverse result in this litigation could have a material adverse effect on the Company's results of operations or financial condition. In addition, the legal costs for this litigation may be substantial.

Indirect Distribution Channels

      During 1998, 1997 and 1996, the Company derived approximately 22%, 20% and 17%, respectively, of its net sales through resellers, none of which are under the direct control of the Company. The loss of major resellers of the Company's products, or a significant decline in their sales, could have a material adverse effect on the Company's operating results. Other than Ingram Micro Inc., which accounted for approximately 12%, 14%, and 13% of the Company's 1998, 1997 and 1996 net sales, respectively, no reseller or other customer accounted for more than 10% of the Company's revenues in 1998, 1997 or 1996. There can be no assurance that the Company will be able to attract or retain additional qualified resellers or that any such resellers will be able to effectively sell the Company's products. The Company seeks to select and retain resellers on the basis of their business credentials and their ability to add value through expertise in specific vertical markets or application programming expertise. In addition, the Company relies on resellers to provide post-sales service and support, and any deficiencies in such service and support could adversely affect the Company's business.

Volatility of Stock Price

      As is frequently the case with the stocks of high technology companies, the market price of the Company's common stock has been, and may continue to be, volatile. Factors such as quarterly fluctuations in results of operations, increased competition, the introduction of new products by the Company or its competitors, expenses or other difficulties associated with assimilating companies acquired by the Company, changes in the mix of sales channels, the timing of significant customer orders, and macroeconomic conditions generally, may have a significant impact on the market price of the stock of the Company. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant adverse effect on the market price of the Company's common stock in any given period. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market price for many high technology companies and which, on occasion, have appeared to be unrelated to the operating performance of such companies.

Item 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

      At September 30, 1998, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company holds no investment securities which would require disclosure of market risk.

Primary Market Risk Exposures.

      The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company utilizes U.S. dollar denominated borrowings to fund its operational needs through its $1,500,000 working capital line. The line, which currently bears an interest rate of prime plus .75% (9.25% at September 30, 1998), is subject to annual renewal. Had the interest rates under the line of credit been 10% greater or lesser than actual rates, the impact would not have been material in the Company's consolidated financial statements for the year ended September 30, 1998. As of September 30, 1998, the Company had $250,000 outstanding on its working capital line.

         The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for fiscal 1998. Currently the Company does not engage in foreign currency hedging activities.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is set forth in Item 14(a) under the
captions  "Consolidated   Financial  Statements"  and  "Consolidated   Financial
Statement Schedule" as a part of this Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not Applicable.

                                    PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to Directors may be found under the caption "Election of Directors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 1998. Such information is incorporated herein by reference. Information with respect to the Company's executive officers may be found under the caption "Executive Officers of the Registrant" appearing in Part I of this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

      The information set forth under the caption "Compensation and Other Information Concerning Directors and Officers" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 1998 is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information set forth under the caption "Principal Holders of Voting Securities" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 1998 is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information set forth under the caption "Certain Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 1998 is incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

(a)  1.   Consolidated Financial Statements

           Independent Auditors' Report
           Consolidated Balance Sheets as of September 30, 1998 and
           1997 Consolidated Statements of Operations for the Years Ended September 30, 1998, 1997 and 1996. Consolidated Statements of Changes in Shareholders' Equity for the Years Ended September 30, 1998, 1997 and 1996. Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997 and 1996. Notes to Consolidated Financial Statements

         2.  Consolidated Financial Statement Schedule

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

         3. List of Exhibits
 Ex.No                                 Description

(5) 2.1 Asset Purchase Agreement, dated October 9, 1997, among DATAWATCH CORPORATION, Pole Position Software GmbH and Dr Solomon's Software, Inc. (Exhibit 2.1)
(5) 2.2 Escrow Agreement, dated October 9, 1997, among DATAWATCH CORPORATION, Dr Solomon's Software, Inc. and State Street Bank and Trust Company. (Exhibit 2.2)
(1) 3.1 Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(1) 3.2 By-Laws, as amended, of the Registrant (Exhibit 3.3)
(1) 4.1 Specimen certificate representing the Common Stock (Exhibit 4.4)
        Lease by and between the Registrant and CBOB Fund Corp., as Trustee of Ballardvale Building D Nominee Trust, dated February 17, 1992
        (Exhibit 10.2)
(1)10.2* 1987 Stock Plan (Exhibit 10.7) (1)10.3* Form of Incentive Stock Option Agreement of the Registrant (Exhibit 10.8)
(1)10.4* Form of Nonqualified  Stock Option Agreement of the Registrant
         (Exhibit 10.9)
         Software Development and Marketing Agreement by and between PERSONICS CORPORATION and Raymond Huger, dated January 19, 1989 (Exhibit 10.12)
(2)10.6 Marketing Agreement dated May 1, 1994 between WorkGroup Systems Ltd. and DATAWATCH CORPORATION (Exhibit 10.1)
(3)10.7 Commercial Security Agreement between DATAWATCH CORPORATION and Silicon Valley Bank doing business as Silicon Valley East dated November 1, 1994 (Exhibit 10.23)
(3)10.8 Commercial Security Agreement between PERSONICS CORPORATION and Silicon Valley Bank doing business as Silicon Valley East dated November 1, 1994 (Exhibit 10.24)
(4)10.9* Executive Agreement between the Company and Marco D. Peterson dated April 11, 1996 (Exhibit 10.2)
(4)10.10*Executive Agreement between the Company and Bruce R. Gardner dated April 11, 1996 (Exhibit 10.3)
(6)10.11 Loan Modification Agreement dated October 31, 1996 between DATAWATCH CORPORATION, Personics Corporation and Silicon Valley Bank
         (Exhibit 10.29)
(6)10.12*1996 Non-Employee Director Stock Option Plan, as amended on
         December 10, 1996 (Exhibit 10.30)
(6)10.13*1996 International Employee Non-Qualified Stock Option Plan
         (Exhibit 10.31)
(7)10.14 Amended and Restated Letter Agreement, dated February 12, 1997, by and between DATAWATCH CORPORATION, Personics Corporation and Silicon Valley Bank (Exhibit 10.1)
(7)10.15 Promissory Note, dated February 12, 1997, by and between DATAWATCH CORPORATION, Personics Corporation and Silicon Valley Bank
         (Exhibit 10.2).
(8)10.16 Loan Modification Agreement, dated October 30, 1997, by and between DATAWATCH CORPORATION, Personics Corporation and Silicon Valley Bank (Exhibit 10.23)
(9)10.17*1996 Stock Plan (Appendix A)
(10)10.18 Loan Modification Agreement, dated January 30, 1998, by and between DATAWATCHCORPORATION, Personics Corporation and Silicon Valley Bank
         (Exhibit 10.1)
    10.19 Loan Modification Agreement, dated December 18,1998, by and between DATAWATCH CORPORATION, Personics Corporation and Silicon Valley Bank (filed herewith)
     21.1 Subsidiaries of the Registrant (filed  herewith)
     23.1 Consent of Independent Auditors (filed  herewith)
     27   Financial Data Schedule (filed herewith)
-------------------------------------------------------------------------------
 *   Indicates a management contract or compensatory plan or contract.
(1) Previously filed as an exhibit to Registration Statement 33-46290 on Form S-1 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form S-1).
(2) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(3) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the Fiscal Year ended September 30, 1994 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).
(4) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(5) Previously filed as an exhibit to Registrant's Current Report on Form 8-K dated October 9, 1997 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 8-K).
(6) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the Fiscal Year ended September 30, 1996 and Incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such for 10-K).
(7) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(8) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the Fiscal Year ended September 30, 1997 and Incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such for 10-K).
(9) Previously filed as Appendix A to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders held on March 19, 1997 and incorporated herein by reference (the number given in parenthesis indicates the corresponding Appendix in such definitive Proxy Statement).
(10) Previously filed as an exhibit to Registrant's Quarterly Report on form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 10-Q.

(b)  Reports on Form 8-K

     No current report on Form 8-K was filed during the quarterly period ended September 30, 1998.

(c)  Exhibits
     The Company hereby files as exhibits to this Annual Report on Form 10-K those exhibits listed in Item 14(a)3 above.

(d)  Financial Statement Schedules

     The Company hereby files as financial statement schedules to this Annual Report on Form 10-K the Consolidated Financial Statement Schedules listed in Item 14(a)2 above which are attached hereto.

                              SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                 DATAWATCH CORPORATION

Date:    December 29, 1998        By:  /s/ Bruce R. Gardner
                                  Bruce R. Gardner
                                  President, Chief Executive Officer
                                  and Director


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                        Date

/s/ Bruce R. Gardner        President, Chief Executive   December 29, 1998
Bruce R. Gardner            Officer and Director
                            (Principal Executive Officer)

/s/ Betsy J. Hartwell       Vice President Finance,      December 29, 1998
Betsy J. Hartwell           Chief Financial Officer
                            and Treasurer
                            (Principal Financial
                            and Accounting Officer)


/s/ Jerome Jacobson         Director                     December 29, 1998
Jerome Jacobson

/s/ David T. Riddiford      Director                     December 29, 1998
-------------------------
David T. Riddiford

/s/ Terry W. Potter         Director                     December 29, 1998
-------------------------
Terry W. Potter

/s/ Don M. Lyle             Director                     December 29, 1998
----------------------
Don M. Lyle

-------------------------------------------------------------------------------
    Datawatch Corporation and Subsidiaries
    Consolidated Balance Sheets as of September 30, 1998 and 1997 and Consolidated Statements of Operations, Changes in Shareholders' Equity, and Cash Flows for the Years Ended September 30, 1998, 1997 and 1996 and Independent Auditors' Report

DATAWATCH CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------




INDEPENDENT AUDITORS' REPORT                                                1

CONSOLIDATED FINANCIAL  STATEMENTS AS OF SEPTEMBER 30, 1998 AND 1997 AND FOR THE
   THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1998:

   Consolidated Balance Sheets                                              2

   Consolidated Statements of Operations                                    3

   Consolidated Statements of Changes in Shareholders' Equity               4

   Consolidated Statements of Cash Flows                                    5

   Notes to Consolidated Financial Statements                              6-20

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Datawatch Corporation
Wilmington, Massachusetts

We have audited the accompanying consolidated balance sheets of Datawatch Corporation (the "Company") and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the consolidated financial statement schedule listed in Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datawatch Corporation and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

November 24, 1998

DATAWATCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998 AND 1997
------------------------------------------------------------------------------------------


ASSETS                                                          1998              1997

CURRENT ASSETS:
  Cash and equivalents                                     $  3,575,256    $ 1,586,875
  Short-term investments                                      3,395,410              -
  Accounts receivable, less allowance for doubtful
   accounts of $353,000 in 1998
   and $228,000 in 1997                                       6,401,965      7,810,169
  Inventories                                                   511,669        876,767
  Prepaid advertising and other expenses                      1,270,671      2,000,717

           Total current assets                              15,154,971     12,274,528

PROPERTY AND EQUIPMENT:
  Office furniture and equipment                              4,120,118      3,748,022
  Manufacturing and engineering equipment                       159,982        450,063

                                                              4,280,100      4,198,085

  Less accumulated depreciation
    and amortization                                         (2,453,240)    (2,304,705)

           Net property and equipment                         1,826,860      1,893,380


OTHER ASSETS                                                    625,293        551,639

EXCESS OF COST OVER NET ASSETS OF
  ACQUIRED COMPANIES - Less accumulated
    amortization of $2,189,512 in 1998 and
    $2,424,263 in 1997                                          725,091      1,427,098




                                                            $18,332,215    $16,146,645





------------------------------------------------------------------------------------------



LIABILITIES AND SHAREHOLDERS' EQUITY                             1998           1997

CURRENT LIABILITIES:
  Accounts payable                                          $ 3,791,323    $ 3,837,376
  Accrued expenses                                            1,301,599      1,340,995
  Deferred revenue                                            1,161,556      2,143,203
  Borrowings under credit lines                                 250,000           -
  Current portion of long-term obligations                      147,065        501,133



           Total current liabilities                           6,651,543     7,822,707

LONG-TERM OBLIGATIONS                                             44,190     1,399,089

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.01- authorized,
    1,000,000 shares; no shares issued                             -             -
  Common stock, par value $.01- authorized,
    20,000,000 shares; issued,  9,180,364 and 9,116,113 shares in 1998 and 1997, respectively; outstanding, 9,148,312 and 9,084,061 shares in
    1998 and 1997, respectively                                  91,803        91,160
  Additional paid-in capital                                 19,823,887    19,737,963
  Accumulated deficit                                        (7,829,554)  (12,533,550)
  Cumulative translation adjustment                            (309,266)     (230,336)

                                                             11,776,870     7,065,237
  Less treasury stock, at cost - 32,052 shares                 (140,388)     (140,388)

          Total shareholders' equity                         11,636,482     6,924,849

                                                           $ 18,332,215    $16,146,645

See notes to consolidated financial statements.

DATAWATCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
------------------------------------------------------------------------------------------------------------------------


                                                                1998               1997                1996

NET SALES:
  PC-based  products                                       $ 25,123,468        $ 25,995,197      $ 24,216,794
  Macintosh-based products                                      172,254           6,052,298         5,805,328

          Net sales                                          25,295,722          32,047,495        30,022,122

COSTS AND EXPENSES:
  Cost of sales                                               5,212,595           5,899,849         4,516,456
  Engineering and product development                         3,383,260           2,804,434         2,338,724
  Selling, general and administrative                         24,524,839         25,225,177        22,039,420
  Restructuring and centralization costs                       2,679,460               -                 -

INCOME (LOSS) FROM OPERATIONS                                (10,504,432)        (1,881,965)        1,127,522

INTEREST EXPENSE                                                 (62,306)          (167,871)         (96,184)

INTEREST INCOME AND OTHER                                        470,367             54,503           49,162

GAIN ON SALE OF PRODUCT LINE                                  15,431,253               -                -

FOREIGN CURRENCY TRANSACTION
  GAINS (LOSSES)                                                 (30,886)              (100)          11,860

(PROVISION) BENEFIT FOR INCOME TAXES                            (600,000)              -              33,000

NET INCOME (LOSS)                                          $   4,703,996       $ (1,995,433)    $  1,125,360

NET INCOME (LOSS) PER SHARE - Basic                        $        0.52       $      (0.22)    $       0.13

NET INCOME (LOSS) PER SHARE - Diluted                      $        0.51       $      (0.22)    $       0.13

WEIGHTED-AVERAGE NUMBER OF
  SHARES OUTSTANDING - Basic                                   9,133,385          9,060,612        8,705,172

ADJUSTMENT FOR POTENTIAL COMMON
  STOCK                                                          176,868               -             243,040

WEIGHTED-AVERAGE NUMBER
  OF SHARES OUTSTANDING - Diluted                              9,310,253          9,060,612        8,948,212


See notes to consolidated financial statements.


DATAWATCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
------------------------------------------------------------------------------------------------------------------------------------
                                                           Additional                                    Cumulative
                                        Common Stock        Paid-in    Treasury Stock      Accumulated   Translation
                                       Shares   Amount      Capital   Shares    Amount       Deficit     Adjustments    Total

BALANCE, OCTOBER 1, 1995             8,629,135  $86,291  $17,614,360     -     $     -     $(11,663,477) $ 24,996    $ 6,062,170

  Stock options exercised              217,411    2,174      203,264     -           -             -         -           205,438

  Warrants exercised,
    net of offering costs              119,442    1,194      847,778     -           -             -         -           848,972

  Translation adjustment                  -        -            -        -           -             -       (3,054)        (3,054)

  Net income                              -        -            -        -           -        1,125,360      -         1,125,360

BALANCE, SEPTEMBER 30, 1996          8,965,988   89,659   18,665,402     -           -      (10,538,117)   21,942      8,238,886
  Stock issued pursuant to
    acquisition of Guildsoft           125,000    1,250      905,000     -           -             -         -           906,250

  Stock options exercised               25,125      251       27,173     -           -             -         -            27,424

  Escrowed shares
  returned to treasury                    -        -         140,388  (32,052)   (140,388)         -         -              -

  Translation adjustment                  -        -            -        -           -             -     (252,278)      (252,278)

  Net loss                                -        -            -        -           -       (1,995,433)     -        (1,995,433)

BALANCE, SEPTEMBER 30, 1997          9,116,113   91,160   19,737,963  (32,052)   (140,388)  (12,533,550) (230,336)     6,924,849

  Stock options exercised               64,251      643       85,924     -           -             -         -            86,567

  Translation adjustment                  -        -            -        -           -             -      (78,930)       (78,930)

  Net income                              -        -            -        -           -        4,703,996      -         4,703,996

BALANCE, SEPTEMBER 30, 1998          9,180,364  $91,803  $19,823,887  (32,052) $ (140,388) $ (7,829,554) $(309,266)  $11,636,482


See notes to consolidated financial statements.


DATAWATCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                       1998              1997              1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                    $ 4,703,996   $ (1,995,433)     $ 1,125,360
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                                      1,300,813      1,522,877        1,223,162
      Amortization of interest on short-term investments                                  (176,034)          -                -
      Gain on sale of product lines                                                    (15,431,253)          -                -
      Gain on disposition of equipment                                                      (8,537)          -                -
      Changes in current assets and liabilities, net of acquisitions:
        Accounts receivable                                                              1,036,395        353,381       (2,537,062)
        Inventories                                                                        275,884       (175,144)        (218,230)
        Prepaid advertising and other expenses                                             482,255       (672,054)         243,381
        Accounts payable and accrued expenses                                           (1,030,528)       132,358         (567,112)
        Deferred revenue                                                                  (143,020)       196,730          631,818

           Net cash used in operating activities                                        (8,990,029)      (637,285)         (98,683)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and fixtures                                                      (818,143)      (647,888)        (564,129)
  Proceeds from sale of equipment - net                                                     18,862         91,233             -
  Proceeds from sale of short-term investments                                           6,245,000      2,069,065        2,312,478
  Purchase of short-term investments                                                    (9,464,376)    (1,276,400)      (2,219,484)
  Proceeds from sale of product lines                                                   16,750,000
  Acquisition of Guildsoft Holdings, Ltd., net of working capital acquired                    -            19,833             -
  Other assets                                                                            (346,731)      (314,608)          25,571

           Net cash provided by (used in) investing activities                          12,384,612        (58,765)        (445,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                                                86,567         27,424        1,054,410
  Principal payments on long-term obligations                                             (242,769)      (307,380)        (245,575)
  (Payments) borrowings under credit lines - net                                           250,000       (633,468)         554,959
  Proceeds from bank term loan                                                                -         1,500,000             -
  Payments of bank term loan                                                            (1,500,000)          -                -

           Net cash (used in) provided by financing activities                          (1,406,202)       586,576        1,363,794

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                          1,988,381       (109,474)        819,547

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                                  1,586,875      1,696,349         876,803

CASH AND EQUIVALENTS, END OF YEAR                                                      $ 3,575,256    $ 1,586,875     $ 1,696,350

SUPPLEMENTAL INFORMATION:
  Interest paid                                                                        $    62,306    $   159,954     $    96,184

  Income taxes paid                                                                    $ 1,175,000    $   167,490     $    78,922

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Equipment acquired under capital lease agreements                                    $    77,311    $   267,277     $   320,684

  Escrowed shares returned to treasury                                                 $      -       $   140,388     $      -

See notes to consolidated financial statements.



DATAWATCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business - Datawatch Corporation (the "Company") develops, markets and distributes commercial software products. The Company also provides a wide range of consulting services surrounding the implementation and support of its software products.

      Principles of Consolidation - The consolidated financial statements include the accounts of Datawatch Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Accounting Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Revenue Recognition - Revenue from sales of software products is recognized at the time of shipment when no significant obligations remain and collectibility is probable. The Company's software products are sold under warranty against certain defects in material and workmanship for a period of thirty to sixty days from the date of purchase. Software products sold directly to end users include a guarantee under which such customers may return products within thirty to sixty days for a full refund. The Company offers its resellers the ability to return obsolete versions of its products and slow-moving products for credit which can be used against purchases of other Company products on a dollar-for-dollar basis. During each of the three years in the period ended September 30, 1998, returns under these warranty and guarantee arrangements were not material.

      Revenue from the sale of separate consulting agreements to provide field service support is deferred at the time of sale. The Company recognizes its revenue on these agreements ratably over their twelve-month
      contractual  periods.   Revenue  from  the  sale  of  annual  subscription
      agreements to provide upgrades for minor product improvements and new virus protection (with respect to the Company's Macintosh software product lines, see Note 2) was deferred at the time of sale and recognized ratably over their twelve-month contractual periods.

      Revenue from consulting services performed in connection with the sale of bundled products and services is recognized at the time of the shipment of software if the consulting services are expected to be provided within a short period of time after the shipment of the related product (i.e., within a few weeks), the cost of the services and the Company's obligations are not significant, and the cost of such services are estimable. If consulting services do not meet these criteria, such revenue is deferred and recognized as revenue as the services are provided.

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

      Revenue Recognition (Continued) - The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP")
      No. 97-2, "Software Revenue Recognition," and interpretive guidance in SOP Nos. 98-4 and 98-9 which supersede SOP No. 91-1. The Company has adopted SOP No. 97-2 and the successor SOPs effective October 1, 1998. SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The Company's management believes that the adoption of SOP No. 97-2 will not have a material effect on the Company's annual consolidated revenues and operating results.

      Cash and Equivalents - Cash and equivalents includes cash on hand, cash deposited with banks and highly liquid debt securities with remaining maturities of ninety days or less when purchased.

      Short-Term Investments - Short-term investments consist of United States Treasury Bills and commercial paper with relatively short-term maturities (less than one year from the date of purchase) for which the carrying value approximates market value.

      Other Assets - Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," issued by the Financial Accounting Standards Board ("FASB"), the Company is required to capitalize certain software development and production costs once technological feasibility has been achieved. The cost of purchased software is also required to be capitalized when related to a product which has achieved technological feasibility or that has an alternative future use. For the years ended September 30, 1998, 1997 and 1996, the Company did not capitalize any internal software development costs. For the years ended September 30, 1998, 1997 and 1996, the Company purchased and capitalized software amounting to $487,000, $315,000 and $0, respectively. Software development costs incurred prior to achieving technological feasibility are charged to research and development expense as incurred.

      Capitalized software development and purchased software costs are reported at the lower of unamortized cost or net realizable value. Commencing upon initial product release, these costs are amortized using the straight-line method over the estimated life, generally twelve to thirty-six months for purchased software. For the years ended September 30, 1998, 1997 and 1996, amortization was approximately $125,000, $22,000 and $60,000, respectively.

      Advertising and Promotional Materials - Advertising costs are expensed as incurred and amounted to approximately $339,000, $721,000 and $917,000 in 1998, 1997 and 1996, respectively. Direct mail/direct response costs are expensed as the associated revenue is recognized. The amortization period is based on historical results of previous mailers (generally three to four months from the date of the mailing). Direct mail expense was approximately $2,979,000, $3,152,000 and $3,970,000 in 1998, 1997 and
      1996, respectively. At September 30, 1998 and 1997, deferred direct mail/direct response costs were approximately $725,000 and $1,291,000, respectively.

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

      Concentration of Credit Risks and Major Customers - The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users under normal credit terms. One customer individually accounted for 12%, 14% and 13% of net sales in 1998, 1997 and 1996, respectively. This same customer accounted for 16% and 26% of outstanding trade receivables as of September 30, 1998 and 1997, respectively. Other than this customer, no base of customers in one geographic area constitutes a significant portion of sales. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

      Inventories - Inventories consist of software components - primarily software manuals, diskettes and retail packaging materials. Inventories are valued at the lower of cost (first-in, first-out) method or market.

      Property and Equipment - Purchased equipment and fixtures are recorded at cost. Leased equipment accounted for as capital leases is recorded at the present value of the minimum lease payments required during the lease terms. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or over the terms, if shorter, of the related leases. Useful lives and lease terms range from three to seven years. The cost and the related accumulated amortization of equipment leased under capital lease agreements were approximately $914,000 and $690,000 at September 30, 1998, respectively, and $1,043,000 and $577,000 at September 30, 1997, respectively. Amortization expense was $232,000, $296,000 and $224,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

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

      Excess of Cost Over Net Assets of Acquired Companies - The excess of cost over net assets of acquired companies is being amortized on a straight-line basis over seven years. In addition, the net carrying amount of the excess of cost over net assets of acquired companies is reduced if it is probable that the estimated undiscounted operating cash flow before depreciation and amortization from related operations will be less than the carrying amount of the excess of cost over net assets of acquired companies.

      The Company also evaluates other long-lived assets using the same methodology in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

      Fair Value of Financial Instruments - The carrying amounts of cash and equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and deferred revenue approximate fair value because of their short-term nature. The carrying amounts of the Company's current and long-term obligations approximate fair value.

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      Earnings (Loss) Per Share - In the first quarter of 1998, the Company adopted the provisions of SFAS No. 128, "Earnings per Share." The Company therefore changed the method used to compute earnings per share and restated all prior periods in accordance with SFAS No. 128. Basic earnings
      (loss) per share reflect the weighed-average number of common shares outstanding during each period. Diluted earnings (loss) per share reflect the impact of potential common shares from options and warrants, using the treasury-stock method. The Company's only dilutive potential common stock in 1998 and 1996 are stock options. The Company's stock options are antidilutive in 1997 due to the recorded net loss. Approximately 164,000 potential common shares would have been included in the calculation in 1997 had they not been antidilutive.

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

      Stock-Based   Compensation   -  The  Company   accounts  for   stock-based
      compensation  using the  intrinsic-  value method in  accordance  with APB
      Opinion No. 25. The difference between accounting for stock-based compensation under APB Opinion No. 25 and SFAS No. 123 is disclosed in
      Note 12.

      Recent Accounting Pronouncements - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 130 will be adopted by the Company during the first quarter of fiscal 1999. SFAS No. 131 will be adopted by the Company in its annual consolidated financial statements for fiscal 1999. Such standards are "disclosure standards" and will not impact the Company's consolidated results of operations.

      In March of 1998, the AICPA released SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which requires certain expenditures made for internal use software to be capitalized. The Company is currently studying the impact of SOP 98-1, which is required to be adopted by the Company in October 1999.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing whether there will be any impact of SFAS No. 133 on the Company's consolidated financial statements upon adoption, which is required in October 1999.

2.     DIVESTITURE

      On October 9, 1997, the Company sold its Macintosh software product lines for $16,750,000 in cash, resulting in a pretax gain of approximately $15,431,000. The assets sold consisted primarily of inventory, property and equipment, trademarks and the technological rights related to these product lines. In connection with the sale, the Company wrote off certain assets and liabilities related to the product lines sold, including approximately $286,000 representing the unamortized balance of goodwill initially recorded in a prior acquisition of a business.

3.     RESTRUCTURING AND CENTRALIZATION COSTS

      Subsequent to the sale of its Macintosh software product lines, the Company undertook a corporate- wide restructuring effort so as to centralize both its administrative infrastructure and its development efforts for its remaining products. The plan was approved and completed in the first quarter of 1998. The total amount charged to first quarter operations was approximately $2,364,000. The plan included charges for salaries and wages and the related severance benefits for twenty-five terminated employees. These charges, totaling $1,884,000, were either paid ($1,549,000) or accrued ($335,000) in the first quarter. The plan also included special one-time payments made to outside developers associated with the centralization of the Company's development efforts. These charges, totaling $433,000, were either paid ($339,000) or accrued ($94,000) in the first quarter. Those benefits or payments accrued were paid in the second quarter of 1998.

      In August 1998, management approved, and in September 1998, management completed, a second restructuring plan to further centralize the Company's administrative infrastructure and its development efforts. The restructuring plan consisted of charges for severance benefits and related costs for thirteen terminated employees. These charges, totaling approximately $315,000, were either paid ($134,000) or accrued ($181,000) as of September 30, 1998.

4.    POOLING OF INTERESTS

      On March 12, 1996, the Company acquired all of the outstanding shares of capital stock of Datawatch International Limited (formerly Workgroup Systems Limited) ("Datawatch International") in exchange for an aggregate of 1,437,000 shares of the Company's common stock, with 143,698 of such issued shares held in escrow for contingent liabilities. The acquisition was accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements for the periods prior to the merger were restated to include the accounts of Datawatch International. Costs related to the pooling of interests of $450,000 were expensed during 1996. On November 21, 1996, the Company recovered 32,052 shares of the 143,698 escrowed shares in connection with the settlement of certain Datawatch International contingent liabilities. These liabilities had been previously recorded in the 1996 financial statements.

5.    PURCHASE ACQUISITION

      On November 7, 1996, the Company acquired all of the outstanding capital stock of Datawatch Europe Limited (formerly Guildsoft Holdings Limited) ("Datawatch Europe") in exchange for an aggregate of 125,000 shares of the Company's common stock, with 12,500 of such issued shares held in escrow for contingent liabilities. The acquisition was accounted for as a purchase. Accordingly, all operating activity of Datawatch Europe from November 7, 1996 has been included in the Company's consolidated statements of operations. On an unaudited pro forma basis, if the acquisition had taken place on October 1, 1995, net sales for 1996 would have been approximately $31,900,000 and net income for 1996 would not have been materially different from the amount previously reported.



5.    PURCHASE ACQUISITION (CONTINUED)



      The total purchase price of $1,719,000 (including liabilities assumed of $812,000) was allocated to the assets acquired based upon their respective fair values. The excess of cost over net assets acquired totaled approximately $934,000.

6.    INVENTORIES

      Inventories consisted of the following at September 30:

                                                    1998              1997

Materials                                        $ 303,426          $ 340,385
Finished goods                                     208,243            536,382

Total                                            $ 511,669          $ 876,767


7.    ACCRUED EXPENSES

      Accrued expenses consisted of the following at September 30:

                                                   1998               1997

Accrued salaries and benefits                  $   155,694        $   567,745
Accrued royalties and commissions                  491,300            406,536
Accrued professional fees                          136,716             19,802
Accrued rent and property taxes                     33,993             54,364
Accrued restructuring costs (Note 3)               181,344               -
Other                                              302,552            292,548

Total                                          $ 1,301,599        $ 1,340,995




8.    COMMITMENTS

      Leases - The Company leases various facilities in the U.S. and overseas under noncancelable operating leases which expire through 2017. The lease agreements provide for the payment of minimum annual rentals and a pro-rata share of real estate taxes and maintenance expenses. The Company has an option to renew the lease for its U.S. facilities for an additional five years commencing in 1999. Rental expense for all operating leases was approximately $631,000, $803,000 and $851,000 for the years ended September 30, 1998, 1997 and 1996, respectively.


      As of September 30, 1998, minimum rental commitments under noncancelable operating leases are as follows:

Year Ending
September 30

1999                                                               $   720,318
2000                                                                   329,967
2001                                                                   195,719
2002                                                                   180,736
2003                                                                   180,736
Thereafter                                                           1,284,144

Total minimum lease payments                                       $ 2,891,620



      Royalties - The Company is also committed to pay royalties relating to the sales of certain software products. Royalty expense included in cost of sales was approximately $1,380,000, $1,867,000 and $1,533,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

      Software Development Agreement - In August 1998, the Company entered into a software development agreement whereby, upon completion of the development and acceptance by the Company, the Company will issue to the developer a number of shares of its common stock as would be determined by dividing $160,000 by the average of the closing price of its stock during the period from the date of the agreement through the date of acceptance of the software.

9.     LITIGATION

      The Company has been named as a defendant in litigation arising from its normal business activities. The Company is not a party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial statements or its business.

10.   FINANCING ARRANGEMENTS

      Line of Credit - The Company maintains a line of credit which will expire on January 29, 1999. The line of credit provides for maximum borrowings up to the lesser of $1,500,000 or 50%-80% of defined eligible accounts receivable. Borrowings under the line are collateralized by substantially all assets of the Company. Outstanding borrowings bear interest at the bank's prime rate plus .75% (9.25% at September 30, 1998). As of September 30, 1998 and 1997, there were $250,000 and $0, respectively, of outstanding borrowings under the line of credit. The line of credit contains customary covenants which require, among other items, a minimum level of consolidated tangible net worth and the maintenance of a minimum liquidity ratio, as defined. As of September 30, 1998, the Company was in default on its covenant to maintain the minimum level of consolidated net worth. The bank subsequently waived this default through the line's maturity date and limited borrowings to $1,150,000.

      Term Loan - On February 12, 1997, the Company obtained an equipment line of credit with a bank. The line of credit provides for maximum borrowings up to $1,500,000. Payments of interest only were required from March 12, 1997 through February 12, 1998, at which time the equipment line was to convert to a term loan payable. The Company fully repaid the loan on October 16, 1997.

      Capital Lease Obligations - The Company leases certain office and computer equipment under capital leases with lease terms ranging from one to three years.


      Future minimum lease payments under the noncancelable capital lease obligation at September 30,1998 follows:

1999                                                                 $ 170,211
2000                                                                    50,583
2001 and thereafter                                                        422

Total minimum lease payments                                           221,216

Amounts representing interest                                          (29,961)

Present value of minimum lease commitments                             191,255

Current portion                                                       (147,065)

Long-term portion                                                    $  44,190

11.   INCOME TAXES

      The provision (benefit) for income taxes consisted of the following for the years ended September 30:
                                        1998           1997             1996

Current:
  Federal                            $ 580,000     $    -            $(28,000)
  State                                 10,000          -              (5,000)
  Foreign                               10,000          -                -

                                       600,000          -             (33,000)


Deferred:
  Federal                            1,663,000      (797,000)         647,700
  State                                688,000      (141,000)         114,300
  Foreign                           (1,621,000)         -                -
  Change in valuation allowance       (730,000)      938,000         (762,000)

                                                        -                -

Total                                $ 600,000      $   -            $(33,000)



      At September 30, 1998, the Company has fully utilized the federal tax loss carryforwards and has approximately $358,000 in state tax loss carryforwards, which commence expiring in 2007. An alternative minimum tax credit of $132,000 is available for offset against future regular federal taxes. Research and development credits of $75,000 expire in 2013. In addition, tax loss carryforwards in certain foreign jurisdictions total approximately $6,322,000.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards and credits.

      The tax effects of significant items comprising the Company's net deferred tax position as of September 30 were as follows:

                                                         1998            1997
Deferred tax liabilities:
   Depreciation and amortization                     $ (60,000)      $ (92,000)

   Prepaid expenses                                   (309,000)           -

                                                      (369,000)        (92,000)
Deferred tax assets:
  Goodwill                                             362,000            -
  Inventory-related items                              100,000         197,000
  Accounts and notes receivable reserves               239,000         269,000
  Net operating loss carryforwards                   2,563,000       3,166,000
  Research and development credits                      75,000         205,000
  Alternative minimum tax credits                      132,000         144,000
  Other                                                 57,000            -

                                                     3,528,000       3,981,000

Total                                                3,159,000       3,889,000

Valuation allowance                                 (3,159,000)     (3,889,000)

Deferred taxes, net                                 $    -          $     -

      The Company has experienced significant losses from operations either domestically or internationally over the past several years. Accordingly, management does not believe the tax assets satisfy the realization criteria set forth in SFAS No. 109 and has thus recorded a valuation allowance for the entire net tax asset. The valuation allowance decreased by approximately $730,000 in 1998, primarily because of the utilization of net operating loss carryforwards.


      The following  table  reconciles  the Company's  effective tax rate to the federal statutory rate of 34% for the years ended September 30, 1998, 1997 and 1996:
                                                                 1998           1997            1996

Taxes (benefit) at federal statutory rate                   $ 1,803,000     $ (678,000)      $ 372,000
Reversal of valuation allowances against
  net operating loss carryforwards                           (2,066,000)      (371,000)       (507,000)
Provision of valuation allowance against currently
  generated net operating loss carryforwards                    962,000      1,049,000         133,000
Benefit of research credits                                    (280,000)          -               -
Nondeductible goodwill                                           96,000           -               -
Other                                                            85,000           -            (31,000)

Provision (benefit) for income taxes                        $   600,000      $    -          $ (33,000)

12.   SHAREHOLDERS' EQUITY

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

      The Company's 1987 Stock Option Plan provided for the issuance of nonqualified or incentive stock options to employees, officers, consultants, and directors. As of February 25, 1997, the Company may no longer issue stock options under the 1987 Stock Option Plan pursuant to terms of the plan.

      On June 1, 1996, the Company  established the 1996  Non-employee  Director
      Stock Option Plan (the "1996 Director Plan") which was amended December 10, 1996. The 1996 Director Plan, as amended, provides for an initial grant of 12,000 options to each non-employee director elected as a member of the Board of Directors and for the subsequent automatic annual grant of 4,000 options (at the then current fair market value) to each member so long as that member remains on the Board of Directors. Options granted pursuant to this plan vest 8.33% during each three-month period subsequent to date of grant, so as to be fully vested three years from date of grant. Options may be granted under this plan through June 1, 2006.

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

      Selected information regarding the above stock option plans as of and for the year ended September 30, 1998 is as follows:

                                                Authorized      Available for
                                                 for Grant       Future Grant

1987 Stock Option Plan                            790,791             -
1996 Director Plan                                 72,000           20,000
1996 International Plan                           200,000           13,000
1996 Stock Plan                                 1,000,000          423,298

                                                2,062,791          456,298

      Stock Option Plans (Continued) - The following table is a summary of activity for all of the Company's stock option plans:

                                    Weighted-
                                     Average
                                                     Options        Exercise
                                                   Outstanding       Price

Outstanding, October 1, 1995                         319,619       $ 0.99

    Granted                                          181,000         5.01
    Canceled                                          (7,667)        4.46
    Exercised                                       (217,411)        0.95


Outstanding, September 30, 1996                      275,541         3.56

    Granted                                          719,820         1.98
    Canceled                                        (198,527)        4.53
    Exercised                                        (25,125)        1.09

Outstanding, September 30, 1997                      771,709         1.92

    Granted                                          388,200         2.30
    Canceled                                        (181,499)        2.19
    Exercised                                        (64,251)        1.35

Outstanding, September 30, 1998                      914,159       $ 2.06

Exercisable, September 30, 1998                      272,360       $ 2.05

Exercisable, September 30, 1997                      158,204       $ 1.76


      Stock  Option  Plans   (Continued)  -  The  following   table  sets  forth
      information regarding options outstanding at September 30, 1998:
                        Options Outstanding                                  Options Exercisable
--------------------------------------------------------------------    -------------------------------
                                Weighted-Average  Weighted-                             Weighted-
                                   Remaining       Average                               Average
  Exercise       Number of        Contractual      Exercise                             Exercise
   Prices          Shares         Life (Years)      Price                     Shares      Price

 $ 1.00            40,791               1          $ 1.00                     40,791     $ 1.00
1.59-2.28         598,701               8            1.75                    164,801       1.72
2.38-2.56         242,667              10            2.54                     45,760       2.54
4.31-4.87          20,000               5            4.65                     13,008       4.70
   7.06            12,000               8            7.06                      8,000       7.06

                  914,159               8          $ 2.06                    272,360     $ 2.05

      Pro Forma Disclosure - As described in Note 1, the Company uses the intrinsic method of valuing its stock options in accordance with ABP No.
      25 to measure compensation expense associated with grants of stock options to employees and directors. Had the Company recognized compensation for its stock options and purchase plans based on the fair value for awards under those plans after October 1, 1995, in accordance with SFAS No. 123, "Accounting for Stock Based Compensation," pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

------------------------------------------------------------------------------------------------------
                                                       Years Ended September 30,
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
                                                         1998             1997             1996
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
Pro forma net income (loss)                             $ 4,410,742      $ (2,263,219)    $ 1,062,506
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
Pro forma net income (loss)
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
  per share:
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
    Basic                                                    $ 0.48      $      (0.25)    $      0.12
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
    Diluted                                                    0.47             (0.25)           0.12
------------------------------------------------------------------------------------------------------



      Pro Forma  Disclosure  (Continued)  - The fair  values used to compute pro forma net income (loss) and net income (loss) per share were  estimated on the grant  date  using the  Black-Scholes  option-pricing  model  with the following weighted-average assumptions:
-----------------------------------------------------------------------------------------------------------------------
                                                                              Years Ended September 30,
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

                                                                               1998            1997           1996
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Risk-free interest rate                                                        5.8 %           6.7 %          6.1 %
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Expected life of option grants (years)                                         5.0             5.0            5.0
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Expected volatility of underlying stock                                       92.8 %          87.2 %         52.1 %
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Expected dividend payment rate                                                 0.0 %           0.0 %          0.0 %
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Expected forfeiture rate                                                       0.0 %           0.0 %          0.0 %
-----------------------------------------------------------------------------------------------------------------------

      The weighted-average fair value of stock options granted, was $1.71, $1.26 and $3.41 during the years ended September 30, 1998, 1997 and 1996, respectively.

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

13.   RETIREMENT SAVINGS PLAN

      The Company has a 401(k) retirement savings plan covering substantially all of the Company's full-time domestic employees. Under the provisions of the plan, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company has not made any contributions during 1998, 1997 or 1996.

14.   SEGMENT INFORMATION

      Summarized information, determined under the provisions of SFAS No. 14, about the Company's operations by geographic area is as follows:

                                                                          Europe
                                                                       (Principally
                                                     Domestic              U.K.)       Eliminations         Total

Year Ended September 30, 1998

Net sales                                           $11,635,959       $14,058,471       $ (398,708)      $25,295,722
Income (loss) from operations                        (7,038,903)       (3,346,808)        (118,721)      (10,504,432)
Identifiable assets                                  21,672,565         6,549,965       (9,890,315)       18,332,215


Year Ended September 30, 1997

Net sales                                           $20,502,363       $12,398,815       $ (853,683)     $ 32,047,495
Income (loss) from operations                           986,866        (2,800,009)         (68,822)       (1,881,965)
Identifiable assets                                  16,782,249         5,089,501       (5,725,105)       16,146,645


Year Ended September 30, 1996

Net sales                                          $ 19,980,505      $ 10,418,080       $ (376,463)     $ 30,022,122
Income (loss) from operations                         1,802,456          (666,201)          (8,733)        1,127,522
Identifiable assets                                  12,329,945         4,658,682       (1,748,056)       15,240,571



Export sales aggregated approximately $3,132,000, $3,484,000 and $4,105,000 in 1998, 1997 and 1996, respectively.

                                  Schedule VIII
                      DATAWATCH CORPORATION & SUBSIDIARIES
                        VALUATION AND QUALIFIED ACCOUNTS

------------------------------------------------------------------------------
COLUMN A           COLUMN B        COLUMN C            COLUMN D     COLUMN E
------------------------------------------------------------------------------
Description        Balance at      Additions           Deductions   Balance at
                   Beginning       Charged To          from         End of
                   Period     -----------------------  Reserves     Period
                             Costs & Expenses(a) Other
-----------------------------------------------------------------------------
Year Ended September 30, 1998
-----------------------------
Allowance-doubtful
 accounts and
 sales returns     $227,913   $322,128  $74,540 (e)  ($272,064)(b)(c) $352,517
                   -----------------------------------------------------------
TOTAL              $227,913   $322,128  $74,540      ($272,064)       $352,517
                   ===========================================================

Year Ended September 30, 1997
-----------------------------
Allowance-doubtful
 accounts and
 sales returns     $73,145   $177,334  $54,138 (d)(e)  ($76,704)(b)   $227,913
                   -----------------------------------------------------------
TOTAL              $73,145   $177,334  $54,138         ($76,704)      $227,913
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
                   ===========================================================



(a)  Current year provision
(b)  Doubtful accounts written off
(c)  Product returns
(d)  Allowance acquired through purchase of Datawatch Europe Ltd.
(e)  Bad debt recoveries


                                  EXHIBIT INDEX
(5) 2.1 Asset Purchase Agreement, dated October 9, 1997, among DATAWATCH CORPORATION, Pole Position Software GmbH and Dr Solomon's Software, Inc. (Exhibit 2.1)
(5) 2.2 Escrow Agreement, dated October 9, 1997, among DATAWATCH CORPORATION, Dr Solomon's Software, Inc. and State Street Bank and Trust Company. (Exhibit 2.2)
(1) 3.1 Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(1) 3.2 By-Laws, as amended, of the Registrant (Exhibit 3.3)
(1) 4.1 Specimen certificate representing the Common Stock (Exhibit 4.4)
        Lease by and between the Registrant and CBOB Fund Corp., as Trustee of Ballardvale Building D Nominee Trust, dated February 17, 1992
        (Exhibit 10.2)
(1)10.2* 1987 Stock Plan (Exhibit 10.7) (1)10.3* Form of Incentive Stock Option Agreement of the Registrant (Exhibit 10.8)
(1)10.4* Form of Nonqualified  Stock Option Agreement of the Registrant
         (Exhibit 10.9)
         Software Development and Marketing Agreement by and between PERSONICS CORPORATION and Raymond Huger, dated January 19, 1989 (Exhibit 10.12)
(2)10.6 Marketing Agreement dated May 1, 1994 between WorkGroup Systems Ltd. and DATAWATCH CORPORATION (Exhibit 10.1)
(3)10.7 Commercial Security Agreement between DATAWATCH CORPORATION and Silicon Valley Bank doing business as Silicon Valley East dated November 1, 1994 (Exhibit 10.23)
(3)10.8 Commercial Security Agreement between PERSONICS CORPORATION and Silicon Valley Bank doing business as Silicon Valley East dated November 1, 1994 (Exhibit 10.24)
(4)10.9* Executive Agreement between the Company and Marco D. Peterson dated April 11, 1996 (Exhibit 10.2)
(4)10.10*Executive Agreement between the Company and Bruce R. Gardner dated April 11, 1996 (Exhibit 10.3)
(6)10.11 Loan Modification Agreement dated October 31, 1996 between DATAWATCH CORPORATION, Personics Corporation and Silicon Valley Bank
         (Exhibit 10.29)
(6)10.12*1996 Non-Employee Director Stock Option Plan, as amended on
         December 10, 1996 (Exhibit 10.30)
(6)10.13*1996 International Employee Non-Qualified Stock Option Plan
         (Exhibit 10.31)
(7)10.14 Amended and Restated Letter Agreement, dated February 12, 1997, by and between DATAWATCH CORPORATION, Personics Corporation and Silicon Valley Bank (Exhibit 10.1)
(7)10.15 Promissory Note, dated February 12, 1997, by and between DATAWATCH CORPORATION, Personics Corporation and Silicon Valley Bank
         (Exhibit 10.2).
(8)10.16 Loan Modification Agreement, dated October 30, 1997, by and between DATAWATCH CORPORATION, Personics Corporation and Silicon Valley Bank (Exhibit 10.23)
(9)10.17*1996 Stock Plan (Appendix A)
(10)10.18 Loan Modification Agreement, dated January 30, 1998, by and between DATAWATCHCORPORATION, Personics Corporation and Silicon Valley Bank
         (Exhibit 10.1)
    10.19 Loan Modification Agreement, dated December 18,1998, by and between DATAWATCH CORPORATION, Personics Corporation and Silicon Valley Bank (filed herewith)
     21.1 Subsidiaries of the Registrant (filed  herewith)
     23.1 Consent of Independent Auditors (filed  herewith)
     27   Financial Data Schedule (filed herewith)
--------------------------------------------------------------------------------
 *   Indicates a management contract or compensatory plan or contract.
(1) Previously filed as an exhibit to Registration Statement 33-46290 on Form S-1 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form S-1).
(2) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(3) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the Fiscal Year ended September 30, 1994 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).
(4) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(5) Previously filed as an exhibit to Registrant's Current Report on Form 8-K dated October 9, 1997 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 8-K).
(6) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the Fiscal Year ended September 30, 1996 and Incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such for 10-K).
(7) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(8) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the Fiscal Year ended September 30, 1997 and Incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such for 10-K).
(9) Previously filed as Appendix A to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders held on March 19, 1997 and incorporated herein by reference (the number given in parenthesis indicates the corresponding Appendix in such definitive Proxy Statement).
(10) Previously filed as an exhibit to Registrant's Quarterly Report on form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 10-Q.




                                  EXHIBIT 10.19
                           LOAN MODIFICATION AGREEMENT

         This Loan Modification Agreement is entered into as of December 18, 1998, by and between Datawatch Corporation and Personics Corporation (jointly and severally, the "Borrower" and sometimes referred to as "Company") and Silicon Valley Bank, a California-chartered bank ("Lender"), doing business under the name "Silicon Valley East".

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

3.       DESCRIPTION OF CHANGE IN TERMS.

         A.       Modification(s) to Note.

                  1.       The  paragraph  entitled  "Line of  Credit" is hereby
                           deleted.   Borrower  shall  not  be  allowed  further
                           advances under the Note.

         B.       Modification(s) to Loan Agreement.

                  1.       The  "Tangible   Capital  Base"  financial   covenant
                           requirement,   as  described   in  the   "Affirmative
                           Covenants" Section, is hereby deleted.

         C.       Waiver of Financial Covenant Default.

                  1. Lender hereby waives Borrower's existing default under the Loan Agreement by virtue of Borrower's failure to comply with the Tangible Capital Base as of months ended September 30, 1998, October 31, 1998 and November 30, 1998. Lender's waiver of Borrower's compliance of this covenant shall apply only to the foregoing periods.

                           Lender's agreement to waive the above-described default (1) in no way shall be deemed an agreement by the Lender to waive Borrower's compliance with the above-described covenant as of all other dates and
                           (2) shall not limit or impair the Lender's right to demand strict performance of this covenant as of all other dates and (3) shall not limit or impair the Lender's right to demand strict performance of all other covenants as of any date.

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

7. CONTINUING VALIDITY. Borrower understands and agrees that in modifying the existing Indebtedness, Lender is relying upon Borrower's representations, warranties, and agreement, as set forth in the Existing Loan Documents. Except as expressly modified pursuant to this Loan Modification Agreement, the terms of Existing Loan Documents remain unchanged and in full force and effect. Lender's agreement to modifications to the existing Indebtedness pursuant to this Loan Modification Agreement in no way shall obligate Lender to make any future modifications to the Indebtedness. Nothing in this Loan Modification Agreement shall constitute a satisfaction of the Indebtedness. It is the intention of Lender and Borrower to retain as liable parties all makers and endorsers of Existing Loan Documents, unless the party is expressly released by Lender in writing. No maker, endorser, or guarantor will be released by virtue of this Loan Modification Agreement. The terms of this Paragraph apply not only to this Loan Modification Agreement, but also to all subsequent loan modification agreements.

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

9. COUNTERSIGNATURE. This Loan Modification Agreement shall become effective only when it shall have been executed by Borrower and Lender (provide, however, in no event shall this Loan Modification Agreement become effective until signed by an officer of Lender in California).

10. CONDITIONS. The effectiveness of this Loan Modification Agreement is conditioned upon payment of the Loan Fee.

                              This Loan Modification Agreement is executed as of
the date first written above.

BORROWER:

DATAWATCH CORPORATION

By: /s/ Betsy J. Hartwell

Name: Betsy J. Hartwell

Title: CFO / VP Finance

PERSONICS CORPORATION

By: /s/ Betsy J. Hartwell

Name: Betsy J. Hartwell

Title: Assist. Treasurer

LENDER:

SILICON VALLEY BANK, doing business as
SILICON VALLEY EAST

By: /s/ J. C. Maynard

Name: J. C. Maynard

Title: SVP

SILICON VALLEY BANK

By: /s/ Amy Young

Name: Amy Young

Title: VP
(Signed at Santa Clara County, CA)

                                  EXHIBIT 21.1
                         SUBSIDIARIES OF THE REGISTRANT


Subsidiary                   Place of Incorporation  D/B/A Name

Personics Corporation        Delaware, USA           Personics Corporation

WorkGroup GmbH               Germany                 WorkGroup GmbH

Pole Position Software GmbH* Germany                 Pole Position Software GmbH

Datawatch International Ltd  England & Wales         Datawatch International Ltd

Datawatch GmbH**             Germany                 Datawatch GmbH

Datawatch France SARL**      France                  Datawatch France SARL

Datawatch Pty Ltd.**         Australia               Datawatch Pty Ltd.

Datawatch Europe Limited**   England & Wales         Datawatch Europe Limited

Guildsoft Limited ***        England & Wales         Guildsoft Limited

* All of the shares of capital stock of Pole Position Software GmbH are owned by WorkGroup GmbH.

** All of the shares of capital stock of WorkGroup Systems GmbH, WorkGroup Systems France SARL, Datawatch Pty Ltd. and Datawatch Europe Limited are owned by Datawatch International Limited.

*** All of the shares of capital stock of Guildsoft Limited are owned by Datawatch Europe Limited.

                                  EXHIBIT 23.1

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-39627 and No. 33-65786 of Datawatch Corporation on Forms S-8 of our report dated November 24, 1998 appearing in this Annual Report on Form 10-K of Datawatch Corporation for the year ended September 30, 1998.


/s/Deloitte & Touche LLP

Boston, Massachusetts
December 28, 1998