Form 10-Q
period 1998-12-31
DATAWATCH CORP
filed 1999-02-16
CIK 792130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

                      Yes   X                         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     Class                               Outstanding at February   8, 1999

Common stock, $.01 par value                          9,148,312

                                          DATAWATCH CORPORATION AND SUBSIDIARIES

                                                    TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                          Page #

   a)   Consolidated Condensed Balance Sheets:
        December 31, and September 30, 1998                                3

   b)   Consolidated Condensed Statements of Operations:
        Three Months Ended December 31, 1998 and 1997                      4

   c)   Consolidated Condensed Statements of Cash Flows:
        Three Months Ended December 31, 1998 and 1997                      5

   d)   Notes to Consolidated Condensed Financial Statements               6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                8


Item 3. Quantitative and Qualitative Disclosures About Market Risk        15


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                                17
Item 2.  Changes in Securities                                             *
Item 3.  Default upon Senior Securities                                    *
Item 4.  Submission of Matters to a Vote of Security Holders               *
Item 5.  Other Information                                                 *
Item 6.  Exhibits and Reports on Form 8-K                                 17

SIGNATURES

* No information provided due to inapplicability of item.

                                                         PART I.
Item 1.  Financial Statements

                                          DATAWATCH CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       (Unaudited)


                                                                               December 31,               September 30,
                                                                                   1998                        1998
                                                                         -------------------------- -- ---------------------
ASSETS

CURRENT ASSETS:
 Cash and equivalents                                                     $              2,363,255     $          3,575,256
 Short-term investments                                                                  3,400,400                3,395,410
 Accounts receivable, net                                                                6,172,394                6,401,965
 Inventories                                                                               417,611                  511,669
 Prepaid expenses                                                                        1,203,024                1,270,671
                                                                         --------------------------    ---------------------
     Total current assets                                                               13,556,684               15,154,971
                                                                         --------------------------    ---------------------

PROPERTY AND EQUIPMENT:
 Property and equipment                                                                  4,185,285                4,280,100
 Less accumulated depreciation and amortization                                         (2,457,021)              (2,453,240)
                                                                         --------------------------    ---------------------
     Net property and equipment                                                          1,728,264                1,826,860
                                                                         --------------------------    ---------------------

OTHER ASSETS                                                                               702,168                  625,293
                                                                         --------------------------    ---------------------

EXCESS OF COSTS OVER NET ASSETS
 OF ACQUIRED COMPANIES                                                                     644,589                  725,091
                                                                         --------------------------    ---------------------

TOTAL ASSETS                                                             $              16,631,705     $         18,332,215
                                                                         ==========================    =====================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                         $              3,287,516      $         3,791,323
 Accrued expenses                                                                          931,477                1,301,599
 Borrowings under credit lines                                                           1,150,000                  250,000
 Deferred revenue                                                                        1,193,619                1,161,556
 Current portion of long-term debt                                                         114,160                  147,065
                                                                         --------------------------    ---------------------
     Total current liabilities                                                           6,676,772                6,651,543
                                                                         --------------------------    ---------------------

LONG-TERM DEBT                                                                              25,687                   44,190
                                                                         --------------------------    ---------------------

TOTAL LIABILITIES                                                                        6,702,459                6,695,733
                                                                         --------------------------    ---------------------

COMMITMENTS AND CONTINGENCIES (Note 7)




SHAREHOLDERS' EQUITY:

 Preferred stock                                                                                 -                        -
 Common stock                                                                               91,803                   91,803
 Additional paid-in capital                                                             19,823,887               19,823,887
 Accumulated deficit                                                                    (9,560,186)              (7,829,554)
 Accumulated other comprehensive income                                                   (285,870)                (309,266)

                                                                         --------------------------    ---------------------
                                                                                        10,069,634               11,776,870
 Less treasury stock - at cost                                                            (140,388)                (140,388)
                                                                         --------------------------    ---------------------
     Total shareholders' equity                                                          9,929,246               11,636,482
                                                                         --------------------------    ---------------------
TOTAL LIABILITIES AND  SHAREHOLDERS' EQUITY                              $              16,631,705     $         18,332,215
                                                                         ==========================    =====================

See notes to consolidated condensed financial statements.

                                          DATAWATCH CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                       (Unaudited)



                                                                                              Three Months Ended
                                                                                                 December 31,
                                                                                       1998                      1997
                                                                              ------------------------ --------------------------

PC-based products                                                             $              6,523,425     $           6,206,085
Macintosh-based products                                                                             -                   172,254
                                                                              -------------------------    ----------------------

NET SALES                                                                                    6,523,425                 6,378,339

COSTS AND EXPENSES:
Cost of sales                                                                                1,454,520                 1,460,004
Engineering & product development                                                              638,635                   419,137
Selling, general and administrative                                                          5,998,137                 6,388,328
Restructuring and centralization costs                                                         199,637                 2,364,246
                                                                              -------------------------    ----------------------

LOSS FROM OPERATIONS                                                                        (1,767,504)               (4,253,376)

INTEREST EXPENSE                                                                               (30,846)                  (18,470)

OTHER INCOME, primarily interest                                                               70,882                    143,243

LOSS ON DISPOSAL OF FIXED ASSETS                                                               (7,766)                         -

GAIN ON SALE OF PRODUCT LINE                                                                         -                15,431,253

FOREIGN CURRENCY GAIN (LOSS)                                                                     4,602                    (4,216)

PROVISION FOR INCOME TAX                                                                             -                 2,225,000
                                                                              -------------------------    ----------------------

NET INCOME (LOSS)                                                             $             (1,730,632)    $           9,073,434
                                                                              =========================    ======================


NET INCOME (LOSS) PER COMMON SHARE:


   Basic                                                                              $          (.19)     $               1.00
                                                                              =========================    ======================
   Diluted                                                                            $          (.19)     $                .97
                                                                              =========================    ======================

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic                                                  9,148,312                 9,097,283

ADJUSTMENT FOR POTENTIAL COMMON STOCK                                                                -                   248,512
                                                                              -------------------------    ----------------------

WEIGHTED AVERAGE SHARES OUTSTANDING - Diluted                                                9,148,312                 9,345,795
                                                                              =========================    ======================

See notes to consolidated condensed financial statements.

                                          DATAWATCH CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)


                                                                                      Three Months Ended
                                                                                         December 31,
                                                                                           1998                     1997
                                                                                  -----------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                $           (1,730,632)   $          9,073,434
   Adjustment to reconcile net income to net cash:
    Gain on sale of product line                                                                       -             (15,431,253)
    Gain (loss) on disposition of fixed assets                                                     7,766                       -
    Depreciation and amortization                                                                311,927                 286,611
    Interest accrued on short-term investments                                                   (53,905)                      -
    Changes in current assets and liabilities:
        Inventories                                                                               94,058                 183,568
        Prepaid advertising and other expenses                                                    67,647                 721,303
        Accounts receivable                                                                      229,571                 578,756
        Accounts payable and accrued expenses                                                   (832,388)                379,515
        Deferred revenue                                                                          32,063                (171,216)
                                                                                  -----------------------   ---------------------
 Net cash used in operating activities                                                        (1,873,893)             (4,379,282)
                                                                                  -----------------------   ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to equipment and fixtures                                                            (113,714)               (171,265)
 Proceeds from maturity of short-term investments                                              3,015,000                       -
 Purchase of short-term investments                                                           (2,966,085)             (4,879,481)
 Proceeds from sale of product line to Dr Solomon's
 Software, Inc.                                                                                        -              16,750,000
 Other assets                                                                                   (121,901)                124,975
                                                                                  -----------------------   ---------------------

 Net cash (used in) provided by investing activities                                            (186,700)             11,824,229
                                                                                  -----------------------   ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                                                -                  35,269
 Principal payments on long-term obligations                                                     (51,408)                (83,423)
 Principal payments on bank term-loan                                                                  -              (1,500,000)
 Borrowings under credit lines, net                                                              900,000                       -
                                                                                  -----------------------   ---------------------

 Net cash provided by (used in) financing activities                                             848,592              (1,548,154)
                                                                                  -----------------------   ---------------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                               (1,212,001)               5,896,793

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                      3,575,256               1,586,875
                                                                                  -----------------------   ---------------------

CASH AND EQUIVALENTS, END OF PERIOD                                               $            2,363,255    $          7,483,668
                                                                                  =======================   =====================

See notes to consolidated condensed financial statements.

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of Datawatch Corporation (the "Company") and its wholly owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.


2. Recent Accounting Pronouncements: The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," and interpretive guidance in SOP Nos. 98-4 and 98-9 which supersede SOP No. 91-1. The Company has adopted SOP No. 97-2 and the successor SOPs effective October 1, 1998. SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The adoption of SOP No. 97-2 did not have a material effect on the Company's operating results for the three months ended December 31, 1998.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 will be adopted by the Company in its annual consolidated financial statements for fiscal 1999. Such standards are "disclosure standards" and will not impact the Company's consolidated results of operations.

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



3. Inventories: The Company accounts for its inventories using a standard cost methodology. Inventories were comprised of the following:


                                              December 31,                      September 30,
                                                  1998                          1998
                                         ------------------------      -----------------------



      Materials                           $              245,559       $              303,426
      Finished goods                                     172,052                      208,243

                                         ------------------------      -----------------------

      TOTAL                              $               417,611       $              511,669
                                         ========================      =======================


4. Restructuring and Centralization Costs: During the fourth quarter of fiscal 1998, the Company approved and completed a restructuring plan to further centralize its administrative infrastructure and its development efforts. These charges, totaling approximately $315,000, were either paid ($134,000) or accrued ($181,000) as of September 30, 1998. During the fourth quarter of fiscal 1998, the Company paid $117,000 of these accrued charges and at December 31, 1998, $64,000 remained accrued. The accrued expenses will be paid in the second quarter of fiscal 1999. There were no changes in these estimates recorded in the first quarter of fiscal 1999.

During the first quarter of fiscal 1999, the Company approved and completed a restructuring plan to centralize in the United States the quality assurance efforts for its Quetzal/SC product. The restructuring plan consisted of charges for severance benefits and related costs for 10 terminated employees. These charges, totaling approximately $200,000, were either paid ($146,000) or accrued ($54,000) as of December 31, 1998. The accrued expenses will be paid in the second quarter of fiscal 1999.

5. Litigation: The Company has been named as a defendant in litigation arising from its normal business activities. The Company is not a party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial statements or its business.

6. Comprehensive Income: Effective October 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." The following is presented in accordance with this statement:

                                                 Three Months Ended December 31,
                                                     1998              1997

Net income (loss)                                ($1,730,632)       $9,073,434
Other comprehensive income, net of tax:
Foreign currency translation adjustments              23,396            88,168
                                                 ------------       ----------
Comprehensive income (loss)                      ($1,707,236)       $9,161,602
                                                 ============       ==========

Accumulated other comprehensive income reported in the condensed consolidated balance sheets consists only of foreign currency translation adjustments.

7. Financing Arrangement: The Company currently has $1,150,000 outstanding pursuant to an agreement with a bank. The agreement with the bank expired on January 29, 1999. However, the Company is currently in negotiations with the bank for a new line of credit. The bank has informed the Company in writing of its intention of entering into a new line of credit under mutually agreeable terms and that it has no intention at this time to demand payment of the outstanding balance.

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

GENERAL

DATAWATCH   CORPORATION   (the  "Company"  or  "Datawatch")  is  a  provider  of
knowledge-based software solutions for the business enterprise.

DATAWATCH's principal products are: Monarch(TM), a report mining application that lets users extract and manipulate data from ASCII report files produced on any mainframe, midrange, client/server or PC system; Monarch/ES(TM), a configurable enterprise reporting solution that lets organizations store and deliver reports electronically via their local area network; Monarch/ES Web(TM), a Monarch/ES extension introduced in October 1998 that supports browser-based report retrieval via the World Wide Web; Monarch/ES Report Publisher(TM), a Monarch/ES extension also introduced in October 1998 that supports automated delivery of reports via MAPI-compliant email; Redwing(TM) a plug-in for Abode(R) Acrobat(R) that lets users extract text and tables from Adobe PDF documents; Monarch Data Pump(TM), a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses; Q-Support(TM) (in the United States) and Quetzal(TM) (internationally), an integrated help desk and asset management solution for multi-user networked support centers; and Quetzal/SC(TM), a major new release of the Company's Quetzal/Q-Support software introduced in December 1998.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1998 and 1997.

Net sales for the three months ended December 31, 1998 were $6,523,000 which represents an increase of $145,000 or approximately 2% from net sales of $6,378,000 for the three months ended December 31, 1997. Excluding sales of the Company's Macintosh-based product line, which was sold on October 9, 1997 to Dr Solomon's Software, net sales would have been $6,206,000 for the three months ended December 31, 1997. The increase in sales of the Company's PC-based products, therefore, was $317,000 or approximately 5% for the three months ended December 31, 1998. This increase in net sales is primarily attributable to an increase in the Company's Monarch/ES and Monarch Data Pump product sales. For the three months ended December 31, 1998, the Monarch suite of products accounted for approximately 48% of net sales, the Q-Support/Quetzal product accounted for approximately 37% of net sales, and third party product lines accounted for approximately 15% of net sales.

Cost of sales for the three months ended December 31, 1998 was $1,455,000 or approximately 22% of net sales which is comparable to cost of sales of $1,460,000 or approximately 23% of net sales for the three months ended December 31, 1997.

Engineering and product development expenses were $639,000 for the three months ended December 31, 1998, an increase of $220,000 or approximately 53% from $419,000 for the three months ended December 31, 1997. This increase is primarily attributable to expenditures for development efforts undertaken by developers under contract to the Company and internal quality assurance personnel for the Company's Quetzal/SC product.

Selling, general and administrative expenses were $5,998,000 for the three months ended December 31, 1998, a decrease of $390,000 or approximately 6% from $6,388,000 for the three months ended December 31, 1997. This decrease is primarily attributable to reductions of salaries and wages and expenses resulting from the Company's restructuring efforts as well as a decrease in promotional activities associated with the Company's Monarch product line.

During the fourth quarter of fiscal 1998, the Company approved and completed a restructuring plan to further centralize its administrative infrastructure and its development efforts. These charges, totaling approximately $315,000, were either paid ($134,000) or accrued ($181,000) as of September 30, 1998. During the fourth quarter of fiscal 1998, the Company paid $117,000 of these accrued charges and at December 31, 1998, $64,000 remained accrued. The accrued expenses will be paid in the second quarter of fiscal 1999. There were no changes in these estimates recorded in the first quarter of fiscal 1999.

During the first quarter of fiscal 1999, the Company approved and completed a restructuring plan to centralize in the United States the quality assurance efforts for its Quetzal/SC product. The restructuring plan consisted of charges for severance benefits and related costs for 10 terminated employees. These charges, totaling approximately $200,000, were either paid ($146,000) or accrued ($54,000) as of December 31, 1998. The accrued expenses will be paid in the second quarter of fiscal 1999.

The Company has not recorded any provision for income taxes in the first quarter of fiscal 1999. This reflects the Company's current estimate that it will not be in a taxable position at the end of the current year in any jurisdiction owing either to the presence of net operating loss carryforwards (that are still reserved for) or the possibility of losses. Such estimates are reviewed by management and are subject to change. The Company did record a provision for income taxes in the first quarter of fiscal 1999 owing to management's estimate, at that time, of taxable income for the year.

As a result of the foregoing, the loss from operations for the three months ended December 31, 1998 was $1,767,000 which compares to a loss from operations of $4,253,000 for the three months ended December 31, 1997. The net loss for the three months ended December 31, 1998 was $1,731,000 which compares to net income of $9,073,000 for the three months ended December, 1997.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's management believes that its currently anticipated capital needs for future operations of the Company will be satisfied through at least September 30, 1999 by funds currently available and funds generated from operations. The Company currently has $1,150,000 outstanding pursuant to an agreement with a bank. The agreement with the bank expired on January 29, 1999. However, the Company is currently in negotiations with the bank for a new line of credit. The bank has informed the Company in writing of its intention of entering into a new line of credit under mutually agreeable terms and that it has no intention at this time to demand payment of the outstanding balance.

      Working capital decreased by approximately $1,827,000 during the first fiscal quarter of 1999 primarily as a result of unprofitable operations and cash flow requirements of the Company's international subsidiaries.

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

Year 2000 Compliance Program

      The Company has been aware of the Year 2000 issue for several years and has been actively engaged in correcting Year 2000 deficiencies as they are recognized, but has not yet completed reviewing, correcting and testing all facets of the Year 2000 compliance issues facing it. The Company recently completed developing a Year 2000 compliance program and has begun its implementation. The purpose of the compliance program is to identify important internal systems that are not yet Year 2000 compliant; to initiate replacement or remedial action to assure that key systems and products will continue to operate in the Year 2000 and to test the replaced or remediated systems and products; to identify and contact key suppliers, vendors, customers and business partners to evaluate their ability to maintain normal operations in the Year 2000; and to develop appropriate contingency plans for dealing with foreseeable Year 2000 complications. The Company has appointed a Year 2000 Readiness Coordinator who is responsible for administering the Company's Year 2000 compliance program.

Internal Systems

      Based on the preliminary results of the Company's assessment of its internal use hardware and software, including telephone systems and other facilities equipment, the Company has determined that it may be necessary to modify or replace some of its internal use software and hardware. During 1998, a project was initiated at the corporate offices in Wilmington, Massachusetts and at the Company's largest subsidiary, Datawatch International, in Potters Bar, England to upgrade the Company's accounting software to a Year 2000 compliant version. These simultaneous projects were completed in September 1998. Although the Company anticipates that the accounting systems at some of its other subsidiaries will be replaced by the end of 1999, the accounting systems at these locations are significantly less critical than at the locations already upgraded. The Company currently believes that all other "mission critical" software is Year 2000 compliant. The Company anticipates completing a full review of all internal software and hardware by April 30, 1999. The cost to bring internal operations into compliance is estimated to be approximately $100,000.

      In early 1999, the Company will begin contacting vendors concerning the status of their Year 2000 readiness. All supplies used to market, sell or produce the Company's products are readily available from many different suppliers. Therefore, the Company intends to use only vendors who are determined to be Year 2000 compliant for supplies after September 30, 1999.

Software Products

      The Company has designed, tested and continues to test the most current versions of its products for Year 2000 issues. With respect to certain of those products, the Company has relied on testing and representations by its third party developers. Based on its internal testing and the testing done by its third party developers to date, the Company believes that the latest versions of its products are substantially Year 2000 compliant and are not likely to pose a significant Year 2000 liability issue for the Company or any significant operational problems for its customers. In the event problems are discovered, the Company intends to issue product updates to correct such anomalies. The Company has requested and is waiting to receive Year 2000 compliance statements from vendors of certain widely-accepted database and middleware tools which are used in the development of its products; in the event such tools are not compliant, the Company believes achieving compliance will require upgrades to newer versions of such tools.

      The Company also has performed and continues to perform limited Year 2000 compliance assessments of certain older versions of its products, and where problems are discovered, will determine the practicality of modifying older versions. Certain of the Company's customers use older 16-bit operating systems which are believed not to be Year 2000 compliant and the Company makes available to these customers older 16-bit versions of its software, which in some cases are not Year 2000 compliant. The Company believes it does not have material financial exposure to customers with respect to older versions of its products.

      The Company estimates future costs for testing its products for Year 2000 compliance to be approximately $100,000 and estimates additional costs associated with vendor compliance and customer communication to be approximately $50,000.

      As the Year 2000 compliance assessment and/or testing of a product is completed, the Company will make available information to its customers via the Company's web site. This information may also be communicated to registered customers in newsletters or other special mailings.

Risks Associated with Year 2000 Issue

      The Company believes its Year 2000 compliance program will allow it to identify and correct any Year 2000 compliance deficiencies. This assessment is subject to revision based on the results of the Company's on-going Year 2000 compliance efforts. If unforeseen compliance efforts are required or if present compliance efforts are not completed on time, or if the cost of any required updating, modification or replacement of the Company's systems or equipment exceeds the Company's estimates, the Year 2000 issue could result in material costs and have a material adverse effect on the Company. However, the Company believes that the risk is minimal.

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

Contingency Plans

      The Company has not established a specific Year 2000 contingency plan at this time. The Company is in the process of developing a general corporate contingency plan which it anticipates will be in place prior to December 31, 1999. The purpose of this plan will be to allow the Company to recognize system failures, if any, and identify resources needed and available to restore operations in a timely manner.

RISK FACTORS

      The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-Q that are not historical facts (including, but not limited to statements contained in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Report on Form 10-Q relating to liquidity and capital resources) may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below and within this Form 10-Q, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. The following discussion of the Company's risk factors should be read in conjunction with the financial statements contained herein and related notes thereto. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

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

Dependence on Principal Products

      In the first fiscal quarter of 1999, Monarch and Q-Support/Quetzal accounted for approximately 48% and 37%, respectively, of the Company's net sales. With the disposal of the Macintosh-based product line, the Company is wholly dependent on Monarch and Q-Support/Quetzal. As a result, any factor adversely affecting sales of either of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Year 2000 Issue

      Although the Company does not expect that the Year 2000 issue will have a material effect on the Company's results of operations or financial condition, the Company is potentially exposed to Year 2000 issues with respect to internal software and external product offerings. If the Company's internal systems or its products fail to operate properly as a result of Year 2000, the Company's results of operations and financial condition could be materially and adversely impacted. The Company continues to evaluate the Year 2000 issue. See "Year 2000 Readiness Disclosure Statement," particularly the subsection headed "Risks Associated with Year 2000 Issue" which appears immediately before this "Risk Factors" section of this Report on Form 10-Q, for a discussion of the Company's Year 2000 readiness and the risks associated with the Year 2000 issue.

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

Litigation

      The Company is currently engaged in litigation with a former independent software developer. See "Item 1. Legal Proceedings of Part II" of this Report on Form 10-Q. Although the Company believes that the developer's claims have no merit, an unexpected adverse result in this litigation could have a material adverse effect on the Company's results of operations or financial condition. In addition, the legal costs for this litigation may be substantial.

Indirect Distribution Channels

      The Company sells its products through resellers, none of which are under the direct control of the Company. The loss of major resellers of the Company's products, or a significant decline in their sales, could have a material adverse effect on the Company's operating results. There can be no assurance that the Company will be able to attract or retain additional qualified resellers or that any such resellers will be able to effectively sell the Company's products. The Company seeks to select and retain resellers on the basis of their business credentials and their ability to add value through expertise in specific vertical markets or application programming expertise. In addition, the Company relies on resellers to provide post-sales service and support, and any deficiencies in such service and support could adversely affect the Company's business.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

      At December 31, 1998, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company holds no investment securities which would require disclosure of market risk.

Primary Market Risk Exposures.

      The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company utilizes U.S. dollar denominated borrowings to fund its operational needs through its $1,500,000 working capital line of credit. The line of credit, which currently bears an interest rate of prime plus .75% (7.75% at December 31, 1998), is subject to annual renewal. Had the interest rates under the line of credit been 10% greater or lesser than actual rates, the impact would not have been material in the Company's consolidated financial statements for the three months ended December 31, 1998. As of December 31, 1998, the Company had $1,150,000 outstanding on its working capital line of credit.

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

                                    PART II.
Item 1.  LEGAL PROCEEDINGS

      On November 12, 1998, the Company brought a lawsuit in Superior Court of Massachusetts for Middlesex County, against Palms Technology U.S., Inc. and its Chairman, Jesse E. Torres, III (collectively, "Palms"), alleging, among other things, misrepresentation, unfair or deceptive trade practices, and breach of contract, including breach of a Development Agreement dated as of December 19, 1997, for Palms' failure to complete and deliver certain software it was hired to develop. Also, on November 12, 1998, Palms brought a lawsuit in the same court against the Company and two of its officers (the "Palms lawsuit"), claiming that the Company misappropriated Palms' trade secrets and breached contracts between the parties. On November 16, 1998, the Company was granted a Temporary Restraining Order preventing Palms and Torres from dissipating certain assets to avoid judgment, and from damaging certain software and source code. Management believes that the Palms lawsuit has no merit, and Datawatch intends to vigorously defend itself against Palms' allegations. Datawatch intends to pursue its claims against Palms aggressively. However, the ultimate outcome of these matters cannot yet be determined. No provision for any liability regarding these lawsuits has been recognized in the Consolidated Financial Statements included in "Item 1. Financial Statements" of Part I of this Report on Form 10-Q.

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

Item 6.  Exhibits and Reports on Form 8-K

A.       Exhibits

         27 Financial Data Schedule (filed with SEC Edgar version only).

B.  Reports on Form 8-K

No Current Report on Form 8-K was filed during the quarterly period ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 16, 1999.



                                      DATAWATCH CORPORATION


                                      /s/ Betsy J. Hartwell
                                          Betsy J. Hartwell
                                          Vice President of Finance
                                          and Chief Financial Officer
                                          (Principal Financial Officer)