Form 10-Q
period 1999-03-31
DATAWATCH CORP
filed 1999-05-17
CIK 792130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                      Yes   X                         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class                               Outstanding at May 7, 1999

Common stock, $.01 par value        9,150,821



DATAWATCH CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                             Page #

   a)   Consolidated Condensed Balance Sheets:                                3
        March 31, 1999 and September 30, 1998

   b)   Consolidated Condensed Statements of Operations:                      4
        Three Months Ended March 31, 1999 and 1998
       Six Months Ended March 31, 1999 and 1998

   c)   Consolidated Condensed Statements of Cash Flows:                      5
        Six Months Ended March 31, 1999 and 1998

   d)   Notes to Consolidated Condensed Financial Statements                  6

Item 2. Management's Discussion and Analysis of Financial                     8
        Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk           16

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                                   18
Item 2.  Changes in Securities                                                *
Item 3.  Default upon Senior Securities                                       *
Item 4.  Submission of Matters to a Vote of Security Holders                 18
Item 5.  Other Information                                                    *
Item 6.  Exhibits and Reports on Form 8-K                                    18

SIGNATURES

* No information provided due to inapplicability of item.


PART I.

Item 1.  Financial Statements
         --------------------

DATAWATCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

                                   March 31, 1999      September 30, 1998
                                   ---------------     ---------------

ASSETS

CURRENT ASSETS:
   Cash and equivalents            $     2,130,802     $     3,575,256
   Short-term investments                2,083,649           3,395,410
   Accounts receivable, net              6,915,055           6,401,965
   Inventories                             424,249             511,669
   Prepaid expenses                        951,437           1,270,671
                                   ---------------     ---------------
   Total current assets                 12,505,192          15,154,971
                                   ---------------     ---------------

PROPERTY AND EQUIPMENT:

   Property and equipment                4,147,429           4,280,100
   Less accumulated depreciation
    and amortization                    (2,539,086)         (2,453,240)
                                   ---------------     ---------------
   Net property and equipment            1,608,343           1,826,860
                                   ---------------     ---------------


OTHER ASSETS                               848,944             625,293
                                   ---------------     ---------------

EXCESS OF COSTS OVER NET ASSETS
 OF ACQUIRED COMPANIES                     611,250             725,091
                                   ---------------     ---------------


TOTAL ASSETS                       $  $ 15,573,729     $    18,332,215
                                   ===============     ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                $     3,761,728     $     3,791,323
   Accrued expenses                        853,611           1,301,599
   Borrowings under credit lines           960,177             250,000
   Deferred revenue                      1,305,320           1,161,556
   Current portion of long-term
    debt                                    79,881             147,065
                                   ---------------     ---------------
   Total current liabilities             6,960,717           6,651,543
                                   ---------------     ---------------


LONG-TERM DEBT                              12,775              44,190
                                   ---------------     ---------------


TOTAL LIABILITIES                  $     6,973,492     $     6,695,733
                                   ===============     ===============


COMMITMENTS AND CONTINGENCIES (NOTE 5)


SHAREHOLDERS' EQUITY:
   Common stock                    $        91,828     $        91,803
   Additional paid-in capital           19,826,387          19,823,887
   Accumulated deficit                 (10,794,987)         (7,829,554)
   Accumulated other comprehensive
    loss                                  (382,603)           (309,266)
                                   ---------------     ---------------
                                         8,740,625          11,776,870
                                   ---------------     ---------------

   Less treasury stock - at cost          (140,388)           (140,388)

                                   ---------------     ---------------
   Total shareholders' equity            8,600,237          11,636,482
                                   ---------------     ---------------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY              $  $ 15,573,729     $    18,332,215
                                   ===============     ===============

See notes to consolidated condensed financial statements.

DATAWATCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                         Three Months Ended                Six Months Ended
                                              March 31,                         March 31,
                                        1999             1998              1999             1998
                                  ---------------  ---------------   ---------------  --------------

IBM-PC based products             $     7,160,763  $     6,376,747   $    13,684,188  $   12,582,832
Macintosh-based products                                                                     172,254

                                  ---------------  ----------------  ---------------  --------------
NET SALES                               7,160,763         6,376,747       13,684,188      12,755,086
                                  ---------------  ----------------  ---------------  --------------

COSTS AND EXPENSES:
   Cost of sales                        1,768,385         1,263,670        3,222,905       2,723,674
   Engineering and product
    development                           737,438           499,389        1,376,073         918,526
   Selling, general and
    administrative                      5,900,816         5,629,888       11,898,953      12,018,216
   Restructuring and
    centralization costs                                                     199,637       2,364,246
                                  ---------------  ----------------  ---------------  --------------
LOSS FROM OPERATIONS                   (1,245,876)       (1,016,200)      (3,013,380)     (5,269,576)

INTEREST EXPENSE                          (33,775)          (13,866)         (64,621)        (32,336)

OTHER INCOME, primarily
 interest                                   42,509          144,288          113,391         287,531

GAIN (LOSS) ON DISPOSITION
 OF FIXED ASSETS                             5,636                            (2,130)

GAIN ON SALE OF PRODUCT
 LINE                                                                                     15,431,253

FOREIGN CURRENCY
 TRANSACTION GAIN(LOSS)                     (3,295)          (5,986)           1,307         (10,202)
                                   ---------------  ----------------  --------------  --------------
INCOME (LOSS) BEFORE PROVISION
 FOR INCOME TAX                         (1,234,801)        (891,764)      (2,965,433)     10,406,670

PROVISION FOR INCOME TAX                                                                   2,225,000
                                   ---------------  ----------------  --------------  --------------
NET INCOME (LOSS)                 $     (1,234,801) $      (891,764)  $   (2,965,433) $    8,181,670
                                  ================  ===============   ==============  ==============
NET INCOME (LOSS) PER
 COMMON SHARE-Basic               $           (.13) $          (.10)  $         (.32) $          .90
 COMMON SHARE-Diluted             $           (.13) $          (.10)  $         (.32) $          .87

WEIGHTED AVERAGE SHARES
 OUTSTANDING - Basic                     9,148,457        9,140,718        9,148,384       9,118,762

ADJUSTMENT FOR DILUTIVE
 POTENTIAL COMMON STOCK                                                                      241,459
                                  ----------------  ---------------   --------------  --------------
WEIGHTED AVERAGE SHARES
 OUTSTANDING - Diluted                   9,148,457        9,140,718        9,148,384       9,360,221
                                  ================  ===============   ==============  ==============

See notes to consolidated condensed financial statements.

DATAWATCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                              Six Months Ended March 31,
                                                               1999                1998
                                                          ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                      $    (2,965,433)    $     8,181,670
   Adjustment to reconcile net income to net cash:
      Gain on sale of product line                                                (15,431,253)
     (Gain) loss on disposition of fixed assets                     2,130
      Depreciation and amortization                               622,422             601,488
      Interest accrued on short-term investments                  (81,702)            (66,577)
      Changes in current assets and liabilities:
         Inventories                                               87,420             199,785
         Prepaid expenses                                         319,234             356,635
         Accounts receivable                                     (513,090)            488,164
         Accounts payable and accrued expenses                   (550,920)         (1,333,915)
         Deferred revenue                                         143,764            (157,061)

                                                          ---------------     ---------------
   Net cash used in operating activities                       (2,936,175)         (7,161,064)
                                                          ---------------     ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to equipment and fixtures                           (178,634)           (466,042)
   Proceeds from maturity of short-term investments             4,905,000
   Purchase of short-term investments                          (3,511,537)         (4,879,481)
   Proceeds from sale of product line to Dr Solomon's
    Software, Inc.                                                                 16,750,000
   Proceeds from disposition of fixed assets                        5,641
   Purchased software development                                (242,586)
   Other assets                                                  (100,266)            122,611

                                                          ---------------     ---------------
   Net cash provided by investing activities                      877,618          11,527,088
                                                          ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                           2,525              84,066
   Principal payments on long-term obligations                    (98,599)           (109,316)
   Principal payments on bank term-loan                                            (1,500,000)
   Borrowings under credit line, net                              710,177

                                                          ---------------     ---------------
   Net cash provided by (used in) financing activities            614,103          (1,525,250)
                                                          ---------------     ---------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                (1,444,454)          2,840,774

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                       3,575,256           1,586,875

                                                          ---------------     ---------------
CASH AND EQUIVALENTS, END OF PERIOD                       $     2,130,802     $     4,427,649
                                                          ===============     ===============

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.


2. Recent Accounting Pronouncements: The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," and interpretive guidance in SOP Nos. 98-4 and 98-9 which supersede SOP No. 91-1. The Company has adopted SOP No. 97-2 and the successor SOPs effective October 1, 1998. SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The adoption of SOP No. 97-2 did not have a material effect on the Company's operating results for either the three or six months ended March 31, 1999.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 will be adopted by the Company in its annual consolidated financial statements for fiscal 1999. Such standard is "disclosure standards" and will not impact the Company's consolidated results of operations.

In March 1998, the AICPA released SOP 98-1, "Accounting for Costs of
Computer Software Developed or Obtained for Internal Use," which requires certain expenditures made for internal use software to be capitalized. The Company is currently studying the impact of SOP 98-1, which is required to be adopted by the Company in October 1999.

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


3. Inventories: The Company accounts for its inventories using a standard cost methodology. Inventories were comprised of the following:

                                    March 31, 1999      September 30, 1998
                                  ------------------    ------------------
Materials                         $          278,507    $          303,426
Finished goods                               145,742               208,243
                                  ------------------    ------------------

TOTAL                             $          424,249    $          511,669
                                  ==================    ==================

4. Restructuring and Centralization Costs: During the fourth quarter of fiscal 1998, the Company approved and completed a restructuring plan to further centralize its administrative infrastructure and its development efforts.
These charges, totaling approximately $315,000 have been paid. There were no changes in these estimates in the six months ended March 31, 1999.

During the first quarter of fiscal 1999, the Company approved and completed a restructuring plan to centralize in the United States the quality assurance efforts for its Quetzal/SC product. The restructuring plan consisted of charges for severance benefits and related costs for 10 terminated employees. These charges, totaling approximately $200,000, have been paid.

5. Litigation: The Company is not a party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial statements or its business.

6. Comprehensive Income: Effective October 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." The following is presented in accordance with this statement:

                                                Six Months Ended March 31,
                                                  1999               1998
                                            ---------------    ---------------

Net income (loss)                           $    (2,965,433)   $     8,181,670
Other comprehensive income, net of tax:
 Foreign currency translation adjustments           (73,337)           (38,606)
                                            ---------------    ---------------
Comprehensive income (loss)                 $    (3,038,770)   $     8,143,064
                                            ===============    ===============

Accumulated other comprehensive loss reported in the condensed consolidated balance sheets consists only of foreign currency translation adjustments.

7. Financing Arrangement: On March 16, 1999 the Company amended its line of credit with a bank. As amended, the line of credit, expires on January 30, 2000 and provides for maximum borrowings up to the lesser of $1,500,000 or 50%-80% of defined eligible accounts receivable. Borrowings under the line are collateralized by substantially all assets of the Company. Outstanding borrowings bear interest at the bank's prime rate plus 1% (8.5% at March 31, 1999). As of March 31, 1999, the Company had approximately $960,000 of outstanding borrowings under the line of credit. The line of credit contains customary covenants which require, among other items, a minimum level of consolidated tangible net worth and the maintenance of a minimum liquidity ratio, as defined.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ---------------------------------------------------------------
GENERAL

DATAWATCH CORPORATION (the "Company" or "Datawatch") is a provider of knowledge-based software solutions for the business enterprise.

DATAWATCH's principal products are: Monarch?, a report mining application that lets users extract and manipulate data from ASCII report files produced on any mainframe, midrange, client/server or PC system; Monarch/ES?, a configurable enterprise reporting solution that lets organizations store and deliver reports electronically via their local area network; Monarch/ES Web?, a Monarch/ES extension introduced in October 1998 that supports browser-based report retrieval via the World Wide Web; Monarch/ES Report Publisher?, a Monarch/ES extension also introduced in October 1998 that supports automated delivery of reports via MAPI-compliant email; Redwing? a plug-in for Aboder Acrobatr that lets users extract text and tables from Adobe PDF documents; Monarch Data Pump?, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses; and Quetzal/SC? an integrated help desk and asset management solution for multi-user networked support centers.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 1998.
------------------------------------------

Net sales for the three months ended March 31, 1999 were $7,161,000 which represents an increase of $784,000, or approximately 12% from net sales of $6,377,000 for the three months ended March 31, 1998. This increase in net sales results from an increase of the Company's Monarch/ES product sales and approximately $420,000 of non-recurring revenue resulting from the reimbursement by Adobe Systems Incorporated ("Adobe") of engineering expenses paid to a third-party developer for the customization of the Company's Redwing product. Such an arrangement is unusual in that customization work is usually undertaken and billed by a third-party. For the three months ended March 31, 1999, the Monarch suite of products accounted for approximately 56% of net sales, the Quetzal/SC product accounted for approximately 33% of net sales, and the third-party product lines accounted for approximately 11% of net sales.

Cost of sales for the three months ended March 31, 1999 was $1,768,000 or approximately 25% of net sales. Cost of sales for the three months ended March 31, 1998 was $1,264,000 or approximately 20% of net sales. Included in the cost of sales for the three months ended March 31, 1999 were non-recurring engineering expenses of approximately $420,000 paid to a third-party developer on behalf of Adobe which has licensed certain technology from the Company's Redwing product. Excluding these expenses from cost of sales and excluding the reimbursement from Adobe from net sales, cost of sales for the three months ended March 31, 1999 would have been $1,348,000 or 20%, which is comparable to cost of sales for the same period of fiscal 1998.

Engineering and product development expenses were $737,000 for the three months ended March 31, 1999, an increase of $238,000 or approximately 48% from $499,000 for the three months ended March 31, 1998. This increase is primarily attributable to expenditures for development efforts undertaken by developers under contract to the Company and internal quality assurance personnel for the Company's Quetzal/SC and Monarch/ES products.

Selling, general and administrative expenses were $5,901,000 for the three months ended March 31, 1999, an increase of $271,000 or approximately 5% from $5,630,000 for the three months ended March 31, 1998. Included in expenses for the three months ended March 31, 1999 were non-recurring legal expenses of approximately $550,000 associated with the litigation with Palms Technology, which has been settled. Excluding these costs, selling, general and administrative expenses would have been $5,351,000 for the three months ended March 31, 1999, a decrease of $279,000 or approximately 5% from the prior year. This decrease is primarily due to the reduction of personnel in the Company's foreign subsidiaries pursuant to a restructuring during the fourth quarter of fiscal 1998, as well as a decrease in promotional activities associated with the Company's Monarch product line.

As a result of the foregoing, the loss from operations for the three months ended March 31, 1999 was $1,246,000 which compares to a loss from operations of $1,016,000 for the three months ended March 31, 1998. The net loss for the three months ended March 31, 1999 was $1,235,000, which compares to a net loss of $892,000 for the three months ended March 31, 1998.


Six Months Ended March 31, 1999 and 1998.
----------------------------------------

Net sales for the six months ended March 31, 1999 were $13,684,000, which represents an increase of $929,000 or approximately 7% from net sales of $12,755,000 for the six months ended March 31, 1998. This increase in net sales results from an increase of the Company's Monarch/ES product sales and approximately $420,000 of non-recurring revenue resulting from the reimbursement by Adobe of engineering expenses paid to a third-party developer for customization of the Company's Redwing product. Such an arrangement is unusual in that customization work is usually undertaken and billed by a third-party. For the six months ended March 31, 1999, the Monarch suite of products accounted for approximately 52% of net sales, Quetzal/SC accounted for approximately 35% and third-party product lines accounted for approximately 13% of net sales.

Cost of sales for the six months ended March 31, 1999 was $3,223,000 or approximately 24% of net sales. Cost of sales for the six months ended March 31, 1998 was $2,724,000 or approximately 21% of net sales. Included in the cost of sales for the six months ended March 31, 1999 were non-recurring engineering expenses of approximately $420,000 paid to a third-party developer on behalf of Adobe which has licensed certain technology from the Company's Redwing product. Excluding these expenses from cost of sales and excluding the reimbursement from Adobe from net sales, cost of sales for the six months ended March 31, 1999 would have been $2,803,000 or 21%, which is comparable to cost of sales for the same period of fiscal 1998.

Engineering and product development expenses were $1,376,000 for the six months ended March 31, 1999, an increase of $457,000 or approximately 50% from $919,000 for the six months ended March 31, 1998. This increase is primarily attributable to expenditures for development efforts undertaken by developers under contract to the Company and internal quality assurance personnel for the Company's Quetzal/SC and Monarch/ES products.

Selling, general and administrative expenses were $11,899,000 for the six months ended March 31, 1999, a decrease of $119,000 or approximately 1% from $12,018,000 for six months ended March 31, 1998. Included in the expenses for the six months ended March 31, 1999 were approximately $631,000 of non-recurring legal expenses associated with the litigation with Palms Technology, which has been settled. Excluding these costs, selling, general and administrative expenses would have been $11,268,000 for the six months ended March 31, 1999, a decrease of $750,000 or approximately 6% from the same period of fiscal year 1998. This decrease is primarily due to the reduction of personnel in the Company's foreign subsidiaries pursuant to a restructuring during the fourth quarter of fiscal 1998, as well as a decrease in promotional activities associated with the Company's Monarch product line.

During the six months ended March 31, 1999, the Company approved and completed a restructuring plan to centralize in the United States the quality assurance efforts for its Quetzal/SC product. The restructuring plan consisted of charges for severance benefits and related costs for 10 terminated employees. These charges, totaling approximately $200,000, have been paid.

The Company has not recorded any provision for income taxes in the six months ended March 31, 1999. This reflects the Company's current estimate that it will not be in a taxable position at the end of the current year in any jurisdiction owing either to the presence of net operating loss carryforwards (that are still reserved for) or anticipated loss for the fiscal year based on the results of the first two quarters. Such estimates are reviewed by management and are subject to change. The Company did record a provision for income taxes in the six months ended March 31, 1998 owing to management's estimate, at that time, of taxable income for the year.

As a result of the foregoing, the loss from operations for the six months ended March 31, 1999 was $3,013,000 which compares to a loss from operations of $5,270,000 for the six months ended March 31, 1998. The net loss for the six months ended March 31, 1999 was $2,965,000, which compares to net income of $8,182,000 for the six months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's management believes that its currently anticipated capital needs for future operations of the Company will be satisfied through at least September 30, 1999 by funds currently available, funds generated from operations and available borrowings. On March 16, 1999 the Company amended its line of credit with a bank. The line of credit, as amended, expires on January 20, 2000 and provides for maximum borrowings up to the lesser of $1,500,000 or 50%-80% of defined eligible accounts receivable. Borrowings under the line are collateralized by substantially all assets of the Company. Outstanding borrowings bear interest at the bank's prime rate plus 1% (8.5% at March 31, 1999). As of March 31, 1999, the Company had approximately $960,000 of outstanding borrowings under the line of credit.

Working capital decreased by approximately $2,959,000 during the six months ended March 31, 1999 primarily as a result of unprofitable operations, cash flow requirements of the Company's international subsidiaries, and legal expenses associated with the litigation with Palm Technology which has been settled.

Management believes that the Company's current operations are not materially impacted by the effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 will be adopted by the Company in its annual consolidated financial statements for fiscal 1999. Such standard is a "disclosure standard" and will not impact the Company's consolidated results of operations.

In March 1998, the AICPA released SOP 98-1, "Accounting for Costs of
Computer Software Developed or Obtained for Internal Use," which requires certain expenditures made for internal use software to be capitalized. The Company is currently studying the impact of SOP 98-1, which is required to be adopted by the Company in October 1999.

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

Year 2000 Compliance Program

The Company has been aware of the Year 2000 issue for several years and has been actively engaged in correcting Year 2000 deficiencies as they are recognized, but has not yet completed reviewing, correcting and testing all facets of the Year 2000 compliance issues facing it. The implementation of the Company's Year 2000 compliance program continues with corrective action taken as Year 2000 issues are identified. The purpose of the compliance program is to identify important internal systems that are not yet Year 2000 compliant; to initiate replacement or remedial action to assure that key systems and products will continue to operate in the Year 2000 and to test the replaced or remediated systems and products; to identify and contact key suppliers, vendors, customers and business partners to evaluate their ability to maintain normal operations in the Year 2000; and to develop appropriate contingency plans for dealing with foreseeable Year 2000 complications. The Company has appointed a Year 2000 Readiness Coordinator who is responsible for administering the Company's Year 2000 compliance program.

Internal Systems

Based on the preliminary results of the Company's assessment of its internal use hardware and software, including telephone systems and other facilities equipment, the Company has determined that it may be necessary to modify or replace some of its internal use software and hardware. During 1998, a project was initiated at the corporate offices in Wilmington, Massachusetts and at the Company's largest subsidiary, Datawatch International, in Potters Bar, England to upgrade the Company's accounting software to a Year 2000 compliant version. These simultaneous projects were completed in September 1998. Although the Company anticipates that the accounting systems at some of its other subsidiaries will be replaced by the end of 1999, the accounting systems at these locations are significantly less critical than at the locations already upgraded. The Company currently believes that all other "mission critical" software is Year 2000 compliant. The Company also believes that all major internal use hardware, including network servers and telephone systems, have been upgraded or replaced so that they are now Year 2000 compliant. A complete review of all desktop and laptop computers is in progress, with corrective action taken as Year 2000 compliance issues are identified. The Company now anticipates completing its review of all internal software and hardware by June 30, 1999. The cost to bring internal operations into compliance is estimated to be approximately $100,000.

The Company has begun contacting vendors concerning the status of their Year 2000 readiness. All supplies used to market, sell or produce the Company's products are readily available from many different suppliers. Therefore, the Company intends to use only vendors who are determined to be Year 2000 compliant for supplies after September 30, 1999.

Software Products

The Company has designed, tested and continues to test the most current versions of its products for Year 2000 issues. With respect to certain of those products, the Company has relied on testing and representations by its third-party developers. Based on its internal testing and the testing done by its third-party developers to date, the Company believes that the latest versions of its products are substantially Year 2000 compliant and are not likely to pose a significant Year 2000 liability issue for the Company or any significant operational problems for its customers. In the event problems are discovered, the Company intends to issue product updates to correct such anomalies. The Company has requested and is waiting to receive Year 2000 compliance statements from vendors of certain widely-accepted database and middleware tools which are used in the development of its products; in the event such tools are not compliant, the Company believes achieving compliance will require upgrades to newer versions of such tools.

The Company also has performed and continues to perform limited Year 2000 compliance assessments of certain older versions of its products, and where problems are discovered, will determine the practicality of modifying older versions. Certain of the Company's customers use older 16-bit operating systems which are believed not to be Year 2000 compliant and the Company makes available to these customers older 16-bit versions of its software, which in ome cases are not Year 2000 compliant. The Company believes it does not have material financial exposure to customers with respect to older versions of its products.

The Company estimates the total cost for testing its products for Year
2000 compliance to be approximately $100,000, including $28,000 already expended, and estimates the cost associated with vendor compliance and customer communication to be approximately $50,000.

As the Year 2000 compliance assessment and/or testing of a product is completed, the Company makes this information available to its customers via the Company's web site. Information is also communicated to registered customers in newsletters and other special mailings.

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

RISK FACTORS

The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-Q that are not historical facts (including, but not limited to statements contained in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Report on Form 10-Q relating to liquidity and capital resources) may constitute forward-looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below and within this Form 10-Q, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. The following discussion of the Company's risk factors should be read in conjunction with the financial statements contained herein and related notes thereto. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

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

Dependence on Principal Products

For the six months ended March 31, 1999, the Monarch suite of products and the Quetzal/SC product accounted for approximately 52% and 35%, respectively, of the Company's net sales. With the disposal of the Macintosh-based product line, the Company is wholly dependent on Monarch and Quetzal/SC. As a result, any factor adversely affecting sales of either of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Reliance on Software License Agreements

Substantially all of the Company's products incorporate third-party proprietary technology which is generally licensed to the Company on an exclusive, worldwide basis. Failure by such third parties to continue to develop technology for the Company and license such technology to the Company could have a material adverse effect on the Company's business and results of operations.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

At March 31, 1999 the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company holds no investment securities which would require disclosure of market risk.

Primary Market Risk Exposures.

The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company utilizes U.S. dollar denominated borrowings to fund its operational needs through a working capital line of credit pursuant to which the Company is permitted to borrow up to a maximum of $1,500,000. The line of credit, which currently bears an interest rate of prime plus 1.% (8.5% at March 31, 1999), is subject to annual renewal and expires on January 30, 2000. Had the interest rates under the line of credit been 10% greater or lesser than actual rates, the impact would not have been material in the Company's consolidated financial statements for the period ended March 31, 1999. As of March 31, 1999, the Company had approximately $960,000 of outstanding borrowings under the line of credit.

The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the period ended March 31, 1999. Currently the Company does not engage in foreign currency hedging activities.


PART II.

Item 1.  Legal Proceedings
         -----------------

The litigation between the Company and Palms Technology described in Item
1 of Part II of the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended December 31, 1998 has been settled. The Company does not believe that the settlement will have a material adverse effect on its consolidated financial condition, results of operations or cash flows. However, the Company incurred substantial legal expenses in connection with the litigation and its settlement. See "Results of Operations" under Item 2 of Part I of this Quarterly Report on Form 10-Q.

From time to time the Company is also involved in litigation matters which arise in the ordinary course of business, including one current action brought by a former employee. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations, or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

A. The annual meeting of stockholders of DATAWATCH CORPORATION was held on March 23, 1999.

B. No information provided due to inapplicability of item.

C. A vote was proposed to elect a Board of Directors to serve for the ensuing year or until their respective successors are duly elected and qualified.

The ballot results are as follows:

                           Voted          Voted                       Broker
                            For          Against      Abstained      Non-Votes
                        ----------     ----------     ----------     ----------
Bruce R. Gardner         8,304,978        184,832
Jerome Jacobson          8,305,178        184,632
Don M. Lyle              8,305,178        184,632
Terry W. Potter          8,304,978        184,832
David T. Riddiford       8,305,178        184,632

D.     No information provided due to inapplicability of item.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

A.     Exhibits

10.1 Amended and Restated Loan and Security Agreement dated March 16, 1999, by and between Datawatch Corporation, Personics Corporation and Silicon Valley Bank.

27   Financial Data Schedule (filed with SEC Edgar version only).

B.   Reports on Form 8-K

No Current Report on Form 8-K was filed during the quarterly period ended March 31, 1999.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 1999.



                                  DATAWATCH CORPORATION

                                  /s/ Betsy J. Hartwell
                                  ---------------------

                                  Betsy J. Hartwell
                                  Vice President of Finance and Chief Financial Officer (Principal Financial Officer)









5