Form 10-Q
period 1999-06-30
DATAWATCH CORP
filed 1999-08-16
CIK 792130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1999
                                               -------------
                                      OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                       Commission file number:  0-19960

                            Datawatch Corporation
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


               Delaware                               02-0405716
     ------------------------------               -------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

      Tower III, 5th Floor, 900 Chelmsford Street, Lowell, MA  01851-8100
-------------------------------------------------------------------------------
           (Address of principal executive offices)            (Zip Code)

                                (978) 441-2200
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
-------------------------------------------------------------------------------
(Former name, former address, former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes __X__                       No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

            Class                   Outstanding at August 10, 1999
------------------------------      ------------------------------
Common stock, $.01 par value                   9,189,113



                     DATAWATCH CORPORATION AND SUBSIDIARIES
                     --------------------------------------

                              TABLE OF CONTENTS
                              -----------------

PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements                                              Page #
                                                                          ------
   a)   Consolidated Condensed Balance Sheets:
        June 30, 1999 and September 30, 1998                                   3

   b)   Consolidated Condensed Statements of Operations:
        Three Months Ended June 30, 1999 and 1998
        Nine Months Ended June 30, 1999 and 1998                               4

   c)   Consolidated Condensed Statements of Cash Flows:
        Nine Months Ended June 30, 1999 and 1998                               5

   d)   Notes to Consolidated Condensed Financial Statements                   6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                    8

Item 3. Quantitative and Qualitative Disclosures About Market Risk            17

PART II.   OTHER INFORMATION
----------------------------
Item 1.  Legal Proceedings                                                     *
Item 2.  Changes in Securities                                                 *
Item 3.  Default upon Senior Securities                                        *
Item 4.  Submission of Matters to a Vote of Security Holders                   *
Item 5.  Other Information                                                     *
Item 6.  Exhibits and Reports on Form 8-K                                     18

SIGNATURES

* No information provided due to inapplicability of item.

                                   PART I.

Item 1.  Financial Statements
         --------------------

                    DATAWATCH CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)

                                                  JUNE 30,        SEPTEMBER 30,
                                                    1999               1998
                                             -----------------------------------
ASSETS
------
CURRENT ASSETS:
 Cash and equivalents                        $     2,091,023     $    3,575,256
 Short-term investments                            1,751,448          3,395,410
 Accounts receivable, net                          6,945,145          6,401,965
 Inventories                                         429,765            511,669
 Prepaid expenses                                  1,090,736          1,270,671
                                             ---------------     --------------
     Total current assets                         12,308,117         15,154,971
                                             ---------------     --------------
PROPERTY AND EQUIPMENT:
 Property and equipment                            4,086,979          4,280,100
 Less accumulated depreciation
   and amortization                               (2,583,661)        (2,453,240)
                                             ---------------    ---------------
     Net property and equipment                    1,503,318          1,826,860
                                             ---------------    ---------------

OTHER ASSETS                                         858,891            625,293
                                             ---------------    ---------------

EXCESS OF COSTS OVER NET ASSETS
 OF ACQUIRED COMPANIES                               577,911            725,091
                                             ---------------    ---------------
TOTAL ASSETS                                 $    15,248,237    $    18,332,215
                                             ===============    ===============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                            $     3,055,507    $     3,791,323
 Accrued expenses                                  1,122,643          1,301,599
 Borrowings under credit lines                     1,500,000            250,000
 Deferred revenue                                  1,324,954          1,161,556
 Current portion of long-term debt                    55,466            147,065
                                             ---------------    ---------------
     Total current liabilities                     7,058,570          6,651,543
                                             ---------------    ---------------

LONG-TERM DEBT                                         5,213             44,190
                                             ---------------    ---------------
TOTAL LIABILITIES                                  7,063,783          6,695,733
                                             ---------------    ---------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

SHAREHOLDERS' EQUITY:
---------------------
 Common stock                                          92,178            91,803
 Additional paid-in capital                        19,864,329        19,823,887
 Accumulated deficit                              (11,247,714)       (7,829,554)
 Accumulated other comprehensive loss                (383,951)         (309,266)
                                             ----------------   ---------------
                                                    8,324,842        11,776,870
Less treasury stock - at cost                        (140,388)         (140,388)
                                             ----------------   ---------------
     Total shareholders' equity                     8,184,454        11,636,482
                                             ----------------   ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $     15,248,237   $    18,332,215
                                             ================   ===============

See notes to consolidated condensed financial statements.


                    DATAWATCH CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)

                             Three Months Ended          Nine Months Ended
                                   June 30,                  June 30,
                              1999         1998           1999       1998
                          -------------------------   -------------------------
IBM-PC based products     $ 6,687,263   $ 6,533,423   $20,371,451   $19,116,255
Macintosh-based products                                                172,254
                          -----------   -----------   -----------   -----------
NET SALES                   6,687,263     6,533,423    20,371,451    19,288,509

COSTS AND EXPENSES:
  Cost of sales             1,545,817     1,263,342     4,768,722     3,987,016
  Engineering and product
   development                572,817       739,584     1,948,890     1,658,110
  Selling, general and
   administrative           4,979,108     6,280,434    16,878,061    18,298,650
  Restructuring and
   centralization costs       449,130                     648,767     2,364,246
                          -----------   -----------   -----------   -----------
LOSS FROM OPERATIONS         (859,609)   (1,749,937)   (3,872,989)   (7,019,513)

INTEREST EXPENSE              (33,586)      (13,178)      (98,207)      (45,514)

OTHER INCOME, primarily
 interest                      33,788       105,040       147,179       392,571

GAIN (LOSS) ON DISPOSITION
 OF FIXED ASSETS               (3,080)                     (5,210)

GAIN ON SALE OF PRODUCT
 LINE                                                                15,431,253

FOREIGN CURRENCY
 TRANSACTION GAIN (LOSS)       (1,870)       (4,526)         (563)      (14,728)
                          -----------   -----------   -----------   -----------

INCOME (LOSS) BEFORE
 PROVISION (BENEFIT) FOR
 INCOME TAX                  (864,357)   (1,662,601)   (3,829,790)    8,744,069

PROVISION (BENEFIT) FOR
 INCOME TAX                  (411,630)   (1,000,000)     (411,630)    1,225,000
                          -----------   -----------   -----------   -----------
NET INCOME (LOSS)         $  (452,727)  $  (662,601)  $(3,418,160)  $ 7,519,069
                          ===========   ===========  ============   ===========
NET INCOME (LOSS) PER:
 COMMON SHARE-Basic       $      (.05)  $      (.07)  $      (.37)  $       .82
                          ===========   ===========   ===========   ===========
 COMMON SHARE-Diluted     $      (.05)  $      (.07)  $      (.37)  $       .81
                          ===========   ===========   ===========   ===========
WEIGHTED AVERAGE SHARES
 OUTSTANDING - Basic        9,157,133     9,147,542     9,151,300     9,128,355

ADJUSTMENT FOR DILUTIVE
 POTENTIAL COMMON STOCK                                                 203,698
                          -----------   -----------   -----------   -----------
WEIGHTED AVERAGE SHARES
 OUTSTANDING - Diluted      9,157,133     9,147,542     9,151,300     9,332,053
                          ===========   ===========   ===========   ===========

See notes to consolidated condensed financial statements.

                    DATAWATCH CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                     Nine Months Ended June 30,
                                                       1999            1998
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                  $ (3,331,305)  $  7,519,068
   Adjustment to reconcile net income to net cash:
    Gain on sale of product line                                    (15,431,253)
    (Gain) loss on disposition of fixed assets             4,857        (12,383)
    Depreciation and amortization                        866,181        936,489
    Interest accrued on short-term investments            (5,660)        (5,387)

    Changes in current assets and liabilities:
        Inventories                                       68,566        275,818
        Prepaid expenses                                 511,424       (130,476)
        Accounts receivable                             (784,933)       263,419
        Accounts payable and accrued expenses           (702,370)    (2,146,585)
        Deferred revenue                                 244,136       (129,713)
                                                    ------------   ------------
 Net cash used in operating activities                (3,129,104)    (8,861,003)
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to equipment and fixtures                    (264,018)      (654,995)
 Proceeds from maturity of short-term investments      6,906,947      4,879,482
 Purchase of short-term investments                   (5,257,325)    (8,649,764)
 Proceeds from sale of product line to Dr Solomon's
   Software, Inc.                                                    16,750,000
 Proceeds from disposition of fixed assets                 8,849         18,400
 Purchased software development                         (338,260)
 Other assets                                            (92,763)       (53,680)
                                                    ------------   ------------
 Net cash provided by investing activities               963,430     12,289,443
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                   40,817         86,567
 Principal payments on long-term obligations            (121,314)      (206,185)
 Principal payments on bank term-loan                                (1,500,000)
 Borrowings under credit line, net                     1,250,000
                                                    ------------   ------------

Net cash provided by (used in) financing activities    1,169,503     (1,619,618)
                                                    ------------   ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH:                (488,062)
                                                    ------------   ------------
NET INCREASE (DECREASE) IN CASH:                      (1,484,233)     1,808,822

CASH, BEGINNING OF PERIOD                              3,575,256      1,586,875
                                                    ------------   ------------
CASH, END OF PERIOD                                 $  2,091,023   $  3,395,697
                                                    ============   ============

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

2. Recent Accounting Pronouncements: The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," and interpretive guidance in SOP Nos. 98-4 and 98-9 which supersede SOP No. 91-1. The Company has adopted SOP No. 97-2 and the successor SOPs effective October 1, 1998. SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The adoption of SOP No. 97-2 did not have a material effect on the Company's operating results for either the three or nine months ended June 30, 1999.

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

3. Inventories: The Company accounts for its inventories using a standard cost methodology. Inventories were comprised of the following:

                                    June 30, 1999       September 30, 1998
                                  ------------------    ------------------
     Materials                        $  260,741             $  303,426
     Finished goods                      169,024                208,243
                                  ------------------    ------------------
     TOTAL                             $ 429,765             $  511,669
                                  ==================    ==================

4. Restructuring and Centralization Costs: During the fourth quarter of fiscal 1998, the Company approved and completed a restructuring plan to further centralize its administrative infrastructure and its development efforts. These charges, totaling approximately $315,000 have been paid. There were no changes in these estimates in the nine months ended June 30, 1999.

   During the first quarter of fiscal 1999, the Company approved and completed a restructuring plan to centralize in the United States the quality assurance efforts for its Quetzal/SC product. The restructuring plan consisted of charges for severance benefits and related costs for 10 terminated employees. These charges, totaling approximately $200,000, have been paid.

   During the three months ended June 30, 1999, the Company approved and completed a plan to further reduce costs and focus resources on key areas of the business. The restructuring plan consisted of charges for severance benefits and related costs for 21 employees. These charges, totaling approximately $449,000 were either paid ($354,000) or accrued ($95,000) in the third quarter of fiscal 1999. The accrued expenses will be paid in the fourth quarter of fiscal 1999.

5. Litigation: The Company is not a party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial statements or its business.

6. Comprehensive Income: Effective October 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." The following is presented in accordance with this statement:

                                                  Nine Months Ended June 30,
                                                     1999            1998
                                                 ------------    ------------
Net income (loss)                                $ (3,418,160)   $  7,519,069
Other comprehensive income, net of tax:
 Foreign currency translation adjustments             (74,685)        144,229
                                                 ------------    ------------
Comprehensive income (loss)                      $ (3,492,845)   $  7,663,298
                                                 ============    ============

Accumulated other comprehensive income (loss) reported in the condensed consolidated balance sheets consists only of foreign currency translation adjustments.

7. Financing Arrangement: On March 16, 1999 the Company amended its line of credit with a bank. As amended, the line of credit expires on January 30, 2000 and provides for maximum borrowings up to the lesser of $1,500,000 or 50%-80% of defined eligible accounts receivable. Borrowings under the line are collateralized by substantially all assets of the Company. Outstanding borrowings bear interest at the bank's prime rate plus 1% (8.75% at June 30, 1999). As of June 30, 1999, the Company had approximately $1,500,000 of outstanding borrowings under the line of credit. The line of credit contains customary covenants which require, among other items, a minimum level of consolidated tangible net worth and the maintenance of a minimum liquidity ratio, as defined. As of June 30, 1999, the Company was in default on its covenant to maintain the minimum level of consolidated net worth. The default on this covenant has been waived for the quarter ended June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------------------------------------------------

GENERAL

Datawatch Corporation (the "Company" or "Datawatch") is a provider of knowledge-based software solutions for the business enterprise.

   Datawatch's principal products are: Monarch(T), a report mining application that lets users extract and manipulate data from ASCII report files produced on any mainframe, midrange, client/server or PC system; Monarch/ES(T), a configurable enterprise reporting solution that lets organizations store and deliver reports electronically via their local area network; Monarch/ES Web(T), a Monarch/ES extension introduced in October 1998 that supports browser-based report retrieval via the World Wide Web; Monarch/ES Report Publisher(T), a Monarch/ES extension also introduced in October 1998 that supports automated delivery of reports via MAPI-compliant email; Redwing(T) a plug-in for Adobe(R) Acrobat(R) that lets users extract text and tables from Adobe PDF documents; Monarch Data Pump(T), a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses; and Quetzal/SC(T) an integrated help desk and asset management solution for multi-user networked support centers.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 and 1998
-----------------------------------------

   Net sales for the three months ended June 30, 1999 were $6,687,000 which represents an increase of $154,000, or approximately 2% from net sales of $6,533,000 for the three months ended June 30, 1998. This increase in net sales results from an increase of the Company's Monarch/ES product sales and an increase in third-party product sales. For the three months ended June 30, 1999, the Monarch suite of products accounted for approximately 53% of net sales, the Quetzal/SC product accounted for approximately 34% of net sales, and the third-party product lines accounted for approximately 13% of net sales.

   Cost of sales for the three months ended June 30, 1999 was $1,546,000 or approximately 23% of net sales. Cost of sales for the three months ended June 30, 1998 was $1,263,000 or approximately 19% of net sales. This increase in cost of sales is due primarily to the increase in the Company's Monarch/ES product sales and third-party product sales that bear a higher cost of sales as a percentage of sales.

   Engineering and product development expenses were $573,000 for the three months ended June 30, 1999, a decrease of $167,000 or approximately 23% from $740,000 for the three months ended June 30, 1998. This decrease is primarily attributable to a reduction in the expenditures for development efforts undertaken by developers under contract to the Company and a reduction in quality assurance personnel for the Company's Quetzal/SC product resulting from the restructuring which took place during the first quarter of fiscal 1999.

   Selling, general and administrative expenses were $4,979,000 for the three months ended June 30, 1999, a decrease of $1,301,000 or approximately 21% from $6,280,000 for the three months ended June 30, 1998. This decrease is primarily due to the reduction of personnel in the Company's worldwide operations pursuant to a restructuring during the fourth quarter of fiscal 1998 and the third quarter of fiscal 1999, as well as a decrease in promotional activities associated with the Company's Monarch product.

   During the three months ended June 30, 1999, the Company approved and completed a plan to further reduce costs and focus resources on key areas of the business. The restructuring plan consisted of charges for severance benefits and related costs for 21 employees. These charges, totaling approximately $449,000 were either paid ($354,000) or accrued ($95,000) in the third quarter of fiscal 1999. The accrued expenses will be paid in the fourth quarter of fiscal 1999.

   The Company recorded an income tax benefit of approximately $412,000 for the three months ended June 30, 1999. This reflects the Company's current estimate that it will not be in a taxable position at the end of the current year and will be in a position to carry back certain net operating losses such estimates are reviewed by management and are subject to change. The Company also recorded an income tax benefit of approximately $1,000,000 for the three months ended June 30, 1998 owing to management's change in estimate, at that time, of taxable income for the year.

   As a result of the foregoing, the loss from operations for the three months ended June 30, 1999 was $860,000 which compares to a loss from operations of $1,750,000 for the three months ended June 30, 1998. The net loss for the three months ended June 30, 1999 was $453,000, which compares to a net loss of $663,000 for the three months ended June 30, 1999.

Nine Months Ended June 30, 1999 and 1998
----------------------------------------

   Net sales for the nine months ended June 30, 1999 were $20,371,000, which represents an increase of $1,083,000 or approximately 6% from net sales of $19,288,000 for the nine months ended June 30, 1998. This increase in net sales results from an increase of the Company's Monarch/ES product sales and approximately $420,000 of non-recurring revenue resulting from the reimbursement by Adobe of engineering expenses paid to a third-party developer for customization of the Company's Redwing product. Such an arrangement is unusual in that customization work is usually undertaken and billed by a third-party. For the nine months ended June 30, 1999, the Monarch suite of products accounted for approximately 52% of net sales, Quetzal/SC accounted for approximately 35%, and third-party product lines accounted for approximately 13% of net sales.

   Cost of sales for the nine months ended June 30, 1999 was $4,769,000 or approximately 23% of net sales. Cost of sales for the nine months ended
June 30, 1998 was $3,978,000 or approximately 21% of net sales. Included in the cost of sales for the nine months ended June 30, 1999 were non-recurring engineering expenses of approximately $420,000 paid to a third-party developer on behalf of Adobe which has licensed certain technology from the Company's Redwing product. Excluding these expenses from cost of sales and excluding the reimbursement from Adobe from net sales, cost of sales for the nine months ended June 30, 1999 would have been $4,349,000 or 22%, which is comparable to cost of sales for the same period of fiscal 1998.

   Engineering and product development expenses were $1,949,000 for the nine months ended June 30, 1999, an increase of $291,000 or approximately 18% from $1,658,000 for the nine months ended June 30, 1998. This increase is primarily attributable to expenditures for development efforts undertaken by developers under contract to the Company offset by a reduction in quality assurance personnel for the Company's Quetzal/SC product resulting from the restructuring which took place during the first quarter of fiscal 1999.

   Selling, general and administrative expenses were $16,878,000 for the nine months ended June 30, 1999, a decrease of $1,421,000 or approximately 8% from $18,299,000 for the nine months ended June 30, 1998. Included in the expenses for the nine months ended June 30, 1999 were approximately $631,000 of non-recurring legal expenses associated with the Palms Technology litigation, which has been settled. Included in the expenses for the nine months ended
June 30, 1998 were approximately $196,000 of one-time expenses associated with the Company's restructuring subsequent to the sale of its Macintosh product line to Dr Solomon's Software. Excluding these costs, selling, general and administrative expenses would have been $16,247,000 for the nine months ended June 30, 1999, a decrease of $1,856,000 or approximately 10% from $18,103,000 for the nine months ended June 30, 1998. This decrease is primarily due to the reduction of personnel in the Company's worldwide operations pursuant to a restructuring during the fourth quarter of fiscal 1998 and the third quarter of fiscal 1999, as well as a decrease in promotional activities associated with the Company's Monarch product.

   During the nine months ended June 30, 1999, the Company approved and completed a restructuring plan to centralize in the United States the quality assurance efforts for its Quetzal/SC product. The restructuring plan consisted of charges for severance benefits and related costs for 10 terminated employees. These charges, totaling approximately $200,000, have been paid.

   During the nine months ended June 30, 1999, the Company approved and completed a plan to further reduce costs and focus resources on key areas of the business. The restructuring plan consisted of charges for severance benefits and related costs for 21 employees. These charges, totaling approximately $449,000 were either paid ($354,000) or accrued ($95,000) in the third quarter of fiscal 1999. The accrued expenses will be paid in the fourth quarter of fiscal 1999.

   The Company recorded an income tax benefit of approximately $412,000 in the nine months ended June 30, 1999. This reflects the Company's current estimate that it will not be in a taxable position at the end of the current year and will be in a position to carry back certain net operating losses. Such estimates are reviewed by management and are subject to change. The Company recorded a provision of approximately $1,225,000 for income taxes in the nine months ended June 30, 1998 owing to management's estimate, at that time, of taxable income for the year.

   As a result of the foregoing, the loss from operations for the nine months ended June 30, 1999 was $3,873,000 which compares to a loss from operations of $7,020,000 for the nine months ended June 30, 1998. The net loss for the nine months ended June 30, 1999 was $3,418,000, which compares to net income of $7,519,000 for the nine months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's management believes that its currently anticipated capital needs for future operations of the Company will be satisfied through at least September 30, 1999 by funds currently available, funds generated from operations and available borrowings. On March 16, 1999 the Company amended its line of credit with a bank. The line of credit, as amended, expires on January 30, 2000 and provides for maximum borrowings up to the lesser of $1,500,000 or 50% to 80% of defined eligible accounts receivable. Borrowings under the line are collateralized by substantially all assets of the Company. Outstanding borrowings bear interest at the bank's prime rate plus 1% (8.75% at June 30, 1999). As of June 30, 1999, the Company had approximately $1,500,000 of outstanding borrowings under the line of credit. As of June 30, 1999, the Company was in default on its covenant to maintain the minimum level of consolidated net worth. The default on this covenant has been waived for the quarter ended June 30, 1999.

   Working capital decreased by approximately $3,254,000 during the nine months ended June 30, 1999 primarily as a result of unprofitable operations, cash flow requirements of the Company's international subsidiaries, and legal expenses associated with the Palms Technology litigation, which has been settled.

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

Year 2000 Compliance Program

   The Company has been aware of the Year 2000 issue for several years and has been actively engaged in correcting Year 2000 deficiencies as they are recognized, but has not yet completed reviewing, correcting and testing all facets of the Year 2000 compliance issues facing it. The Company is continuing to implement the Company's Year 2000 compliance program and takes corrective action as Year 2000 issues are identified. The purpose of the compliance program is to identify important internal systems that are not yet Year 2000 compliant; to initiate replacement or remedial action to assure that key systems and products will continue to operate in the Year 2000 and to test the replaced or remediated systems and products; to identify and contact key suppliers, vendors, customers and business partners to evaluate their ability to maintain normal operations in the Year 2000; and to develop appropriate contingency plans for dealing with foreseeable Year 2000 complications. The Company has appointed a Year 2000 Readiness Coordinator who is responsible for administering the Company's Year 2000 compliance program.


Internal Systems

   The preliminary results of the Company's assessment of its internal use hardware and software, including telephone systems and other facilities equipment, determined that it was necessary to modify or replace some of its internal use software and hardware. During 1998, a project was initiated at the corporate offices in Wilmington, Massachusetts and at the Company's largest subsidiary, Datawatch International, in Potters Bar, England to upgrade the Company's accounting software to a Year 2000 compliant version. These simultaneous projects were completed in September 1998. Although the Company anticipates that the accounting systems at some of its other subsidiaries will be replaced by the end of 1999, the accounting systems at these locations are significantly less critical than at the locations already upgraded. The Company currently believes that all other "mission critical" software is Year 2000 compliant. The Company also believes that all major internal use hardware, including network servers and telephone systems, have been upgraded or replaced so that they are now Year 2000 compliant. A complete assessment of all desktop and laptop computers, with all major Year 2000 issues corrected as identified, is now complete. The Company believes that all Year 2000 issues related to internal use software and hardware have been identified and corrective action will be complete by December 31, 1999. With the assessment of internal use hardware and software now complete, the estimated cost to bring internal operations into compliance has been reduced to $50,000.

   The Company has begun contacting mission critical vendors concerning the status of their Year 2000 readiness. All supplies used to market, sell or produce the Company's products are readily available from many different suppliers. Therefore, the Company intends to use only vendors who are determined to be Year 2000 compliant for supplies after September 30, 1999.

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

   The Company also has performed and continues to perform limited Year 2000 compliance assessments of certain older versions of its products, and where problems are discovered, will determine the practicality of modifying older versions. Where such modifications are deemed impractical, the Company will discontinue the sale of such older versions. Certain of the Company's customers use older 16-bit operating systems which are believed not to be Year 2000 compliant and the Company makes available to these customers older 16-bit versions of its software, which in some cases are not Year 2000 compliant. The Company believes it does not have material financial exposure to customers with respect to older versions of its products.

   The Company estimates the total cost for testing its products for Year 2000 compliance to be approximately $100,000 and estimates the cost associated with customer communication to be approximately $50,000.

   As the Year 2000 compliance assessment and/or testing of a product is completed, the Company makes this information available to its customers via the Company's web site. Information is also communicated to registered customers in newsletters and other special mailings.

Risks Associated with Year 2000 Issue

   The Company believes its Year 2000 compliance program will allow it to identify and correct any material Year 2000 compliance deficiencies. This assessment is subject to revision based on the results of the Company's on-going Year 2000 compliance efforts. If unforeseen compliance efforts are required or if present compliance efforts are not completed on time, or if the cost of any required updating, modification or replacement of the Company's systems or equipment exceeds the Company's estimates, the Year 2000 issue could result in material costs and have a material adverse effect on the Company. However, the Company believes that the risk is minimal.

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

   Various statements in this discussion of Year 2000 are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as discussed below under "Risk Factors". These statements include statements of the Company's expectations, statements with regard to schedules and expected completion dates and statements regarding expected Year 2000 compliance. These forward-looking statements are subject to various risk factors which may materially affect the Company's efforts to achieve Year 2000 compliance. These risk factors include: the inability of the Company to complete in a timely manner the plans and modifications that it has identified; any inaccuracy in the assessment of the cost and financial exposure of the Company with respect to current and older versions of the Company's products; the failure of software vendors to deliver the upgrades and repairs to which they have committed; the wide variety of information technology systems and components, both hardware and software, that must be evaluated; and the large number of vendors and customers with which the Company interacts. The Company's assessments of the effects of Year 2000 on the Company are based, in part, upon information received from third parties and the Company's reasonable reliance on that information. Therefore, the risk that inaccurate information is supplied by third parties upon which the Company reasonably relies must be considered as a risk factor that might affect the Company's Year 2000 efforts. The Company is attempting to reduce the risks by utilizing an organized approach, extensive testing, and allowance of ample contingency time to address issues identified by tests.

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

Dependence on Principal Products

   For the nine months ended June 30, 1999, the Monarch suite of products and the Quetzal/SC product accounted for approximately 52% and 35%, respectively, of the Company's net sales. The Company is highly dependent on Monarch and Quetzal/SC. As a result, any factor adversely affecting sales of either of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

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


Year 2000 Issue

   Although the Company does not expect that the Year 2000 issue will have a material effect on the Company's results of operations or financial condition, the Company is potentially exposed to Year 2000 issues with respect to internal software and external product offerings. If the Company's internal systems or its products fail to operate properly as a result of Year 2000, the Company's results of operations and financial condition could be materially and adversely impacted. The Company continues to evaluate the Year 2000 issue. See "Year 2000 Readiness Disclosure Statement," particularly the subsection headed "Risks Associated with Year 2000 Issue," which appears immediately before this "Risk Factors" section of this Report on Form 10-Q, for a discussion of the Company's Year 2000 readiness and the risks associated with the Year 2000 issue.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

   At June 30, 1999 the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company holds no investment securities which would require disclosure of market risk.

Primary Market Risk Exposures

   The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's exposure to interest rate risk fluctuations has been and is expected to continue to be modest. The Company utilizes U.S. dollar denominated borrowings to fund its operational needs through a working capital line of credit pursuant to which the Company is permitted to borrow up to a maximum of $1,500,000. The line of credit, which currently bears an interest rate of prime plus 1% (8.75% at June 30, 1999), is subject to annual renewal and expires on January 30, 2000. Had the interest rates under the line of credit been 10% greater or lesser than actual rates, the impact on the Company's consolidated financial results for the period ended June 30, 1999 would not have been material. As of June 30, 1999, the Company had approximately $1,500,000 of outstanding borrowings under the line of credit.

   The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the period ended June 30, 1999. Currently, the Company does not engage in foreign currency hedging activities.


                              PART II.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

A.  Exhibits

    27  Financial Data Schedule (filed with SEC Edgar version only).

B.  Reports on Form 8-K

    No Current Report on Form 8-K was filed during the quarterly period ended June 30, 1999.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 16, 1999.



                                  DATAWATCH CORPORATION


                                  /s/ Betsy J. Hartwell
                                  ---------------------------------------------
                                  Betsy J. Hartwell
                                  Vice President of Finance and Chief Financial Officer (Principal Financial Officer)