Form 10-K405
period 1999-09-30
DATAWATCH CORP
filed 1999-12-28
CIK 792130

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

             [x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended September 30, 1999
                          ------------------

Commission file number  0-19960
                        -------

                              DATAWATCH CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          02-0405716
  (State of other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification number)

900 Chelmsford Street, Tower 3, 5th Floor, Massachusetts              01851
--------------------------------------------------------           ----------
(Address of principal executive office)                            (Zip Code)

Registrant's telephone number, including area code: (978) 441-2200

Securities registered pursuant to Section 12 (b) of the Act:    None

Securities registered pursuant to Section 12 (g) of the Act:

Title of Class: Common Stock $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:        Yes  [ X ]            No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K   [ X ]

Aggregate market value of voting stock held by non-affiliates: $23,801,172 (computed by reference to the last sales price of such common stock on December 15, 1999 as reported in the National Association of Security Dealers consolidated trading index).

Number of shares of common stock outstanding at December 15, 1999: 9,189,113

Documents Incorporated By Reference

Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 1999. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

                                     PART I

ITEM 1.   BUSINESS
------------------

GENERAL

      DATAWATCH CORPORATION (the "Company" or "Datawatch") is a provider of Enterprise Reporting, Report Mining and Service Center software products that help organizations increase productivity, reduce costs and gain competitive advantages. Datawatch products are used in more than 20,000 companies, institutions and government agencies worldwide.

      The Company was founded in 1985 to design, manufacture and market computer workstations and peripherals that conform to the U.S. government's TEMPEST security standard. With the end of the Cold War and subsequent decline in demand for defense-oriented products, the Company exited the TEMPEST market in 1993 and focused its attention on commercial software. Through a series of acquisitions, the Company assembled a diverse portfolio of popular software applications, including Monarch(TM), netOctopus(TM), VIREX(R) and Quetzal(TM)/Q-Support(TM). In October, 1997, Datawatch divested its Apple Macintosh software products (VIREX and netOctopus) in order to concentrate on the Windows/Intel platform.

      The Company is a Delaware corporation, with executive offices located at 900 Chelmsford Street, Lowell, Massachusetts 01851 and the Company's telephone number is (978) 441-2200.

PRODUCTS

      Datawatch is best known for its popular report mining application called Monarch(TM). More than 300,000 copies of Monarch have been sold, with localized versions in English, French, German and Japanese. Monarch lets users extract and manipulate data from ASCII report files produced on any mainframe, midrange, client/server or PC system. The Company's Redwing(TM) product lets users extract text and tables from Adobe PDF documents.

      Datawatch also participates in the emerging market for enterprise reporting software. Monarch|ES(TM) is a configurable enterprise reporting solution that lets organizations deliver reports electronically via their network. Reports are stored in a secure repository and brought to life on screen to support queries and analyses.

      Monarch|ES Web extends the system to support browser-based report retrieval via the Worldwide Web. Monarch|ES Report Publisher supports automated delivery of reports via MAPI-compliant email.

      The Company's Monarch Data Pump product is a unique data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, and for migrating legacy data into new applications.

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

      Quetzal|SC(TM), introduced in December, 1998, is a major new release of the Company's Quetzal/Q-Support software. Quetzal|SC's advanced architecture gives it strong performance and scalability. The product was designed to handle up to 50,000 calls per hour, and can be scaled to support as few as two users running on an xBASE file server, hundreds of users running on an NT server, or thousands of users running on powerful Unix servers. Quetzal|SC integrates with popular network management tools such as CA-Unicenter, Tivoli

Management Edition and BMC Patrol, and employs Monarch to provide extensive data analysis and reporting capabilities.

PRICING

      The Company's desktop products are sold under single and multi-user licenses. A single user license for Monarch is priced at $499. Multi-user licenses are priced at $150 to $250 per user, depending upon the number of users. A single user license for Monarch Data Pump Personal Edition is priced at $1,495. A single user license for Redwing is priced at $499. A five-user license is priced at $1,995.

      The Company's report enterprise and service center products are sold under named-user and concurrent-user licenses. An entry-level Monarch|ES system is priced at approximately $18,000. Typical configurations are priced in the range of $40,000 to $250,000. Server editions of Monarch Data Pump are typically priced at approximately $20,000 per server. An entry-level Quetzal/Q-Support system is priced at approximately $10,000. Typical configurations sell in the range of $15,000 to $125,000. Maintenance agreements, training and implementation services are sold separately.

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

      The Company offers its resellers the ability to return obsolete versions of its products and slow-moving products for credit which can be used against purchases of other Datawatch products on a dollar-for-dollar basis. Defective products may also be returned for credit or exchange. Based on its historical experience relative to products sold to these distributors, the Company believes that its exposure to such returns is minimal. It has provided a provision for such estimated returns in the financial statements.

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

      During fiscal 1999, one distributor represented approximately 15% of the Company's net sales. No other customer accounted for more than 10% of the Company's net sales in fiscal 1999. Datawatch sells its products outside of the U.S. directly through the sales force of its wholly owned subsidiary, Datawatch International Limited ("Datawatch International") and through international resellers. Such international sales represented approximately 55%, 56% and 47% of the Company's net sales for fiscal 1999, 1998 and 1997, respectively. See Note 12 to Consolidated Financial Statements which appear elsewhere in this Report on Form 10-K.

RESEARCH AND DEVELOPMENT

      The Company believes that timely development of new products and enhancements to its existing products is essential to maintain a strong position in its market. Datawatch intends to continue to invest sizeable effort in research and product development, particularly in the area of computing technology trends and the Internet. The Company's product development efforts are focused on the Monarch|ES suite of Enterprise Reporting products and the expansion of the feature set of the Monarch shrink-wrap and Quetzal|SC Service Center products and their related core technologies.

      Datawatch's product development efforts are conducted through in-house software development engineers or by external developers, who are compensated either through royalty payments based on product sales levels achieved or under contracts based on services provided. Datawatch has established long-term relationships with several development engineering firms, providing stability and reliability in its development process.

      Datawatch's product managers work closely with developers, whether independent or in-house, to define product specifications. The initial concept for a product originates from this cooperative effort. The developer is generally responsible for coding the development project. Datawatch's product managers maintain close technical control over the products, giving the Company the freedom to designate which modifications and enhancements are most important and when they should be implemented. The product managers and their staff work in parallel with the developers to produce printed documentation, on-line help files, tutorials and installation software. In some cases, Datawatch may choose to subcontract a portion of this work on a project basis to third-party suppliers under contracts. Datawatch personnel also perform extensive quality assurance testing for all products and coordinate external beta test programs.

      Datawatch has contractual agreements with the independent developers of Monarch and Monarch|ES which require that source codes be placed into escrow. The principal developers for the products are also bound by contractual commitments which require their continuing involvement in product maintenance and enhancement. Under the agreements, the Company has been granted manufacturing, marketing and sales rights under license agreements which provide for royalty payments based on net sales. The Company has also been granted exclusive worldwide rights to Monarch with a stated term expiring in the year 2009, and to Monarch|ES with a stated term expiring in the year 2001. The Monarch|ES license automatically renews for successive annual periods unless terminated for cause by either party prior to the regular termination date.

      Other Datawatch products have been developed through in-house software development or by independent software engineers hired under contract. Datawatch maintains source code and full product control for these products, which include Monarch Data Pump (Personal and Server Editions), Monarch Report Publisher, Monarch ES|Web, Quetzal|SC and Quetzal/Q-Support.

BACKLOG

      The Company's software products are generally shipped within seven days of receipt of an order. Accordingly, the Company does not believe that backlog for its products is a meaningful indicator of future business.

COMPETITION

      The software industry is highly competitive and is characterized by rapidly changing technology and evolving industry standards. Datawatch competes with a number of companies including IBM, Remedy, Actuate, and others which have substantially greater research and development, marketing and financial resources than Datawatch. Competition in the industry is likely to intensify as current competitors expand their product lines and as new competitors enter the market.

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

PRODUCTION

      Production of Datawatch's products involves the duplication of floppy and compact disks, and the printing of user manuals, packaging and other related materials. Floppy disk duplication is performed in-house with high-capacity disk duplication equipment, and is occasionally supplemented with duplication services performed by non-affiliated subcontractors. High volume compact disk duplication is performed by non-affiliated subcontractors, while low volume compact disk duplication is performed in-house. Printing work is also performed by non-affiliated subcontractors. To date, Datawatch has not experienced any material difficulties or delays in production of its software and related documentation and believes that, if necessary, alternative production sources could be secured at a commercially reasonable cost.

EMPLOYEES

      As of September 30, 1999, Datawatch had 162 full-time employees, including 58 engaged in marketing, sales, and customer service; 24 engaged in product consulting, 11 engaged in product management, development and quality assurance, 27 in technical support, 33 providing general, administrative, accounting, and IT functions and 9 in software production and warehousing.

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

ITEM 2.   PROPERTIES
--------------------

      The Company is currently headquartered in a 21,000 square foot sub-leased facility in Lowell, Massachusetts. The lease expires in January 2001. The Company also maintains small offices in California, Illinois, Georgia, and New Jersey.

      The Company also leases approximately 6,000 square feet in Kings Langley, Hertfordshire, England, which expires in January 2009, approximately 16,000 square feet in Plymouth, Devon, England, which expires in December 2017, and maintains small offices in Germany, France and Australia.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

     The Company is not a party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

      No matters were submitted to a vote of the Registrant's security holders during the last quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The names, ages and titles of the executive officers of the Company are as follows:

Bruce R. Gardner     56    President,  Chief Executive Officer and Director
Marco D. Peterson    44    Senior Vice President of North American Operations
Robert Hagger        51    Senior Vice President  of International Operations,
                           Managing Director of Datawatch International Limited
Betsy J. Hartwell    52    Vice President of Finance, Chief Financial Officer
                           and Treasurer
John Loring          49    Vice President of Information Technology

Officers are elected by, and serve at the discretion of, the Board of Directors.

      BRUCE R. GARDNER, President, Chief Executive Officer and Director. Mr. Gardner, a founder and director of Datawatch, was the Chief Financial Officer and Treasurer since the Company was founded in 1985 until November 1, 1997. Mr. Gardner was a Senior Vice President until June, 1993 when he became Executive Vice President. Mr. Gardner assumed his current position on November 1, 1997.

      MARCO D. PETERSON, Senior Vice President of North American Operations. Mr. Peterson was the founder of Personics Corporation and has been its President since its founding in 1984. Mr. Peterson took on the additional role of Vice President of Marketing and Product Development of the Company in October, 1994 until he became Senior Vice President on November 1, 1997.

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

      BETSY J. HARTWELL, Vice President of Finance, Chief Financial Officer and Treasurer. Ms. Hartwell assumed the positions of Vice President of Finance, Chief Financial Officer and Treasurer on November 1, 1997. Prior to that, and since July, 1990, Ms. Hartwell was Datawatch's Corporate Controller.

      JOHN LORING, Vice President of Information Technology. Mr. Loring assumed the position of Vice President of Information Technology on November 1, 1997. Prior thereto and since November, 1993, Mr. Loring was the Company's Director of Business Development/Information Systems. Prior to that, Mr. Loring was Datawatch's Manager of Systems Engineering.


                                     Part II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
---------------------------------------------------------------------------
          MATTERS
          -------

      The Registrant's common stock is listed and traded on the Nasdaq National Market under the symbol DWCH. The range of high and low prices during each fiscal quarter for the last two fiscal years is set forth below:

      For the Year Ended                Common Stock
      September 30, 1999              High        Low
      --------------------------------------------------
      4th Quarter                    1 9/16        1/2
      3rd Quarter                    1 9/16        1 1/8
      2nd Quarter                    1 11/16       1 1/8
      1st Quarter                    1 5/8         1 1/8


      For the Year Ended                Common Stock
      September 30, 1998              High        Low
      --------------------------------------------------
      4th Quarter                    2 1/16        1 1/16
      3rd Quarter                    2 7/8         1 7/8
      2nd Quarter                    3 1/2         1 13/16
      1st Quarter                    4 1/16        1 15/16


      There are approximately 197 shareholders of record as of December 15, 1999. The Company believes that the number of beneficial holders of common stock exceeds 2,000.

      The Company has not paid any cash dividends and it is anticipated that none will be declared in the foreseeable future. The Company intends to retain future earnings, if any, to provide funds for the operation, development and expansion of its business.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

      The following table sets forth selected consolidated financial data of the Company for the periods indicated. The selected consolidated financial data for and as of the end of the years in the five-year period ended September 30, 1999 are derived from the Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes appearing elsewhere in this Annual Report on Form 10-K.


Statements of Operations Data
Years Ended September 30,     1999        1998         1997         1996         1995
                         ----------------------------------------------------------------
Net Sales
 PC-based Products        $27,171,401  $25,123,468  $25,995,197  $24,216,794  $18,839,265
 Macintosh-based Products                  172,254    6,052,298    5,805,328    4,520,716
                         ----------------------------------------------------------------
Net Sales                  27,171,401   25,295,722   32,047,495   30,022,122   23,359,981

Costs and Expenses         31,480,281   35,800,154   33,929,460   28,894,600   23,678,935
Income (Loss) from
 Operations                (4,308,880) (10,504,432)  (1,881,965)   1,127,522     (318,954)
Gain on Sale
 of Product Line                        15,431,253

Net Income (Loss)         $(3,847,181)  $4,703,996  ($1,995,433)  $1,125,360    ($331,423)

Net Income (Loss)
 per Common Share - Basic       $(.42)        $.52       ($0.22)       $0.13       ($0.04)
Net Income (Loss)
 per Common Share - Diluted     $(.42)        $.51       ($0.22)       $0.13       ($0.04)

Balance Sheet Data
 September 30,               1999         1998         1997          1996        1995
                        ----------------------------------------------------------------


Total Assets              $14,780,755  $18,332,215  $16,146,645  $15,240,571  $12,358,132
Working Capital             4,838,234    8,503,428    4,451,821    5,210,457    2,631,759
Long-Term Obligations             354       44,190    1,399,089      209,824      163,868
Shareholders' Equity      $ 7,817,707  $11,636,482   $6,924,849  $ 8,238,886  $ 6,062,170

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

      The following discussion and analysis is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of Datawatch and its subsidiaries which appear elsewhere in this Annual Report on Form 10-K.

GENERAL

      Datawatch Corporation (the "Company" or "Datawatch"), is engaged in the design, development, manufacture, marketing, and support of business computer software. Its products address the enterprise reporting, business intelligence, data replication and help desk markets.

      Over the last two years, the Company has focused primarily on PC-based software. Prior to October, 1997 the Company also marketed MacIntosh-based products. The sale of this product line is discussed in Note 2 to Consolidated Financial Statements which appear elsewhere in this Annual Report on Form 10-K.

      Datawatch's principal products are: Monarch, a report mining application that lets users extract and manipulate data from ASCII report files produced on any mainframe, midrange, client/server or PC system; Redwing, a plug-in for Adobe Acrobat that lets users extract text and tables from Adobe PDF documents; Monarch|ES, a configurable enterprise reporting solution that lets organizations deliver reports electronically via their network; Monarch|ES Web, an extension to Monarch|ES that supports browser-based report retrieval via the Worldwide Web; Monarch|ES Report Publisher, an extension to Monarch|ES that supports automated delivery of reports via MAPI-compliant email; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses and for migrating legacy data into new applications; Quetzal (internationally) and Q-Support (in the United States ("U.S.")), an integrated help desk and asset management solution for multi-user, networked support centers; and Quetzal|SC, a major new release of the Company's Quetzal/Q-Support software, introduced in December, 1998.

RESULTS OF OPERATIONS

               FISCAL YEAR ENDED SEPTEMBER 30, 1999 AS COMPARED TO
               ---------------------------------------------------
                      FISCAL YEAR ENDED SEPTEMBER 30, 1998
                      ------------------------------------

      Net sales for the fiscal year ended September 30, 1999 were $27,171,000 which represents an increase of $1,875,000 or approximately 7% from the net sales of $25,296,000 for the fiscal year ended September 30, 1998. The increase in sales results from an increase of the Company's Monarch|ES product sales and non-recurring revenue resulting from a one-time license of a customized version of the Company's Redwing product. In fiscal 1999 and 1998 respectively, Monarch products accounted for approximately 53% and 51% of net sales; Quetzal/Q-Support products accounted for approximated 33% and 37% of net sales; and third-party products accounted for 14% and 11%. In fiscal 1999 there were no sales of Macintosh-based products; these products had accounted for 1% of net sales in fiscal 1998, owing to the disposition of the product line in early fiscal 1998.

      Cost of sales for the fiscal year ended September 30, 1999 were $6,148,000 or approximately 23% of net sales. Cost of sales for the fiscal year ended September 30, 1998 were $5,213,000 or approximately 21% of net sales. Included in the cost of sales for fiscal 1999 were $420,000 of non-recurring engineering costs paid to a third-party developer for a one-time customization of the the Company's Redwing product. Excluding these expenses from the cost of sales, cost of sales for fiscal 1999 would have been $5,728,000 or 21% of net sales, which is comparable to cost of sales for fiscal 1998.

      Engineering and product development expenses include those expenditures attributable to both internal development efforts and efforts undertaken by third-party developers. Engineering and product development expenses were $2,386,000 for the fiscal year ended September 30, 1999, a decrease of $997,000 or 29% from $3,383,000 for the fiscal year ended September 30, 1998. This decrease was due to the discontinuance in October, 1998 of parallel external development efforts undertaken for Quetzal|SC during fiscal 1998.

      Selling, general and administrative expenses were $22,297,000 for the fiscal year ended September 30, 1999, a decrease of $2,228,000 or approximately 9% from $24,525,000 for the fiscal year ended September 30, 1998. Included in the expenses for fiscal 1999 were approximately $571,000 of non-recurring legal expenses associated with the Palms Technology litigation, which has been settled. Included in the expenses for fiscal 1998 were approximately $196,000 of one-time expenses associated with leased space no longer required as a result of the Company's restructuring subsequent to the sale of its Macintosh-based product line to Dr Solomon's, and $91,000 of administrative and consulting costs associated with the Company's second restructuring during fiscal 1998. Excluding these specifically identified costs, selling, general and administrative expenses would have been $21,726,000 for fiscal 1999, a decrease of $2,512,000 or approximately 10% from $24,238,000 for fiscal 1998. This decrease is primarily due to the reduction of personnel in the Company's worldwide operations pursuant to a restructuring during the fourth quarter of fiscal 1998 and the third quarter of fiscal 1999, as well as a decrease in promotional activities associated with the Company's Monarch product.

      During the first quarter of fiscal 1999, the Company approved and completed a restructuring plan to centralize in the United States the quality assurance efforts for its Quetzal|SC product. The restructuring plan consisted of charges for severance benefits and related costs for 10 terminated employees. These charges, totaling approximately $200,000, have been paid. There was no change to the initial estimate in subsequent quarters.

      During the third quarter of fiscal 1999, the Company approved and completed a plan to further reduce costs and focus resources on key areas of the business. The restructuring plan consisted of charges for severance benefits and related costs for 21 terminated employees. These charges, totaling approximately $449,000, have been paid. There was no change to the initial estimate in subsequent quarters.

      As a result of the foregoing, the net loss from operations for the fiscal year ended September 30, 1999 was $4,309,000, which compares to the net loss from operations of $10,504,000 for the fiscal year ended September 30, 1998. Elements of other income and expense changed substantially from year to year. In 1998, the Company recognized a $15,431,000 pre-tax gain on the sale of its Macintosh-based product line. Because such sale generated significant cash balances - balances that have been used for working capital purposes during fiscal 1998 and 1999 - interest income for fiscal 1998 was approximately $470,000 compared to approximately $180,000 for fiscal 1999. The interest expense recorded by the Company also increased in fiscal 1999 relative to fiscal 1998 owing to the continued use of working capital balances. The Company recorded a tax benefit in fiscal 1999 of approximately $412,000. This benefit was attributable to the Company's utilization of tax loss carrybacks that arose as a result of taxes paid in fiscal 1998. The tax provision in fiscal 1998 of $600,000 reflected the utilization, in the U.S., of all of the Company's previous net operating loss carryforwards and the actual incurrence of a tax liability. The Company still maintains significant foreign net operating loss carryforwards. The net loss for fiscal 1999 was $3,847,000, which compares to net income of $4,704,000 for fiscal 1998.

               FISCAL YEAR ENDED SEPTEMBER 30, 1998 AS COMPARED TO
               ---------------------------------------------------
                      FISCAL YEAR ENDED SEPTEMBER 30, 1997
                      ------------------------------------

      Net sales for the fiscal year ended September 30, 1998 were $25,296,000 which represents a decrease of $6,752,000 or 21% from the net sales of $32,047,000 for the fiscal year ended September 30, 1997. Sales have been segregated on the statements of operations so as to highlight the product lines which remains after the disposition of the Macintosh-based product line (sold to Dr Solomon's on October 9, 1997). Excluding sales of the Company's Macintosh-based products, net sales for fiscal 1998 were $25,123,000 which represents a decrease of $872,000 or 3% from net sales of $25,995,000 for fiscal 1997. The decline in sales is principally attributable to lower sales of Quetzal/Q-Support products as customers awaited the introduction of the next generation product, Quetzal|SC, subsequently released in December 1998. In fiscal 1998, Monarch products accounted for approximately 51% of net sales; Quetzal/Q-Support products accounted for approximately 37% of net sales; and third-party products accounted for approximately 11% of net sales. For the fiscal 1998, the Company's PC-based products accounted for approximately 99% of net sales while the Company's Macintosh-based products accounted for approximately 1%.

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

      Engineering and product development expenses include those expenditures attributable to both internal development efforts and efforts undertaken by third-party developers. Fiscal 1998 external development expense included costs incurred for parallel development efforts undertaken for the next generation Quetzal/Q-Support product. Expenditures of approximately $1,080,000 were directly related to the terminated Palms Technology development project. In addition, external costs of approximately $543,000 attributable to maintenance of Quetzal/Q-Support, the next generation help desk product, Quetzal|SC, released in December 1998, and certain enterprise solutions products were also recorded. Internal engineering and product development expenses were $1,760,000 for the fiscal year ended September 30, 1998, a decrease of $1,044,000 or 37% from $2,804,000 for the fiscal year ended September 30, 1997. This decrease was due to both the discontinuance of certain internal development efforts and the non-recurrence of development costs incurred in fiscal 1997 relating to the Macintosh-based-product line (sold to Dr Solomon's in October, 1997).

      Selling, general and administrative expenses were $24,525,000 for the fiscal year ended September 30, 1998, a decrease of $700,000 or approximately 3% from $25,225,000 for the fiscal year ended September 30, 1997. Included in the expenses for fiscal 1998 were approximately $196,000 of one-time expenses primarily associated with leased space no longer required as a result of the Company's restructuring subsequent to the sale of its Macintosh-based product line in the first quarter of 1998, and $91,000 of administrative and consulting costs associated with the Company's second restructuring during the fourth quarter of fiscal 1998. Included in the expenses for 1997 were $608,000 of one-time expenses principally associated with organizational changes within the Company's European subsidiaries. Excluding these expenses, the decrease would have been $379,000 or 2% which is principally attributable to selling expenses associated with the Company's Macintosh-based product line.

      In October, 1997, the Company sold its Macintosh-based product line to Dr Solomon's Software for $16,750,000 in cash. The Company realized a pre-tax gain on the sale of approximately $15,431,000. After the sale of this product line the Company initiated a corporate-wide restructuring effort so as to allow the Company to centralize both its administrative infrastructure and the development efforts of its remaining products. The total amount charged to operations for the quarter ended December 31, 1997 was approximately $2,364,000. The plan included charges for salaries and wages and the related severance benefits for 25 terminated employees. These charges totaling approximately $1,884,000, have paid. The plan also included special payments made to outside developers associated with the centralization of the Company's development efforts. These charges, totaling $433,000, have been paid. There was no change to the initial estimate in subsequent quarters.

      During the fourth quarter of fiscal 1998 the Company approved and completed a second restructuring plan to further centralize the Company's administrative infrastructure and its development efforts. The restructuring plan consisted of charges for severance benefits and costs for 14 terminated employees. These charges, totaling approximately $315,000, have been paid. There was no change to the initial estimate in subsequent quarters.

      As a result of the foregoing, the net loss from operations for the fiscal year ended September 30, 1998 was $10,504,000, which compares to the net loss from operations of $1,882,000 for the fiscal year ended September 30, 1997. The Company recorded a tax provision in the amount of $600,000 for the fiscal year ended September 30, 1998. The Company recorded a de minimis tax provision during fiscal year ended September 30, 1997 because of its ability to utilize domestic net operating loss carryforwards and foreign losses. The Company's 1998 effective tax rate of 11% was primarily the result of utilizing domestic net operating loss carryforwards and certain credit carryforwards. Such carryforwards were exhausted in the U.S. although the foreign operations still maintained substantial amounts in carryforwards. Net income for fiscal 1998 was $4,704,000, which compares to the net loss of $1,995,000 for fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital decreased by approximately $3,665,000 during fiscal 1999 primarily as a result of the above mentioned unprofitable operations, non-recurring expenses requiring cash outlays and cash requirements of the Company's international subsidiaries. Management believes that the significant cash outflows experienced will not be repeated in fiscal 2000.

      Accordingly, Company's management believes that its currently anticipated capital needs for future operations will be satisfied through at least September 30, 2000 by funds generated from operations and by availability under the Company's lines of credit which total $3,500,000. As of September 30, 1999, advances from the lines of credit amount to $1,314,000. These lines were committed to on December 27, 1999 and will provide for working capital borrowings through December 27, 2000.

      Management believes that the Company's current operations are not materially impacted by the effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which, as amended, is effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing whether there will be any impact of SFAS No. 133 on the Company's consolidated financial statements upon adoption, which is required in October, 2000.

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

Year 2000 Compliance Program

      The Company has been aware of the Year 2000 issue for several years and has been actively engaged in correcting Year 2000 deficiencies as they are recognized. In late 1998, the Company appointed a Year 2000 Readiness Coordinator responsible for developing and administering the Company's Year 2000 compliance program. The purpose of the compliance program is to identify important internal systems that are not yet Year 2000 compliant; to initiate replacement or remedial action to assure that key systems and products will continue to operate in the Year 2000 and to test the replaced or remediated systems and products; to identify and contact key suppliers, vendors, customers and business partners to evaluate their ability to maintain normal operations in the Year 2000; and to develop appropriate contingency plans for dealing with foreseeable Year 2000 complications.

Internal Systems

      The assessment of the Company's internal use hardware and software began in 1997 and the preliminary results of this assessment, including the review of telephone systems and other facilities equipment, determined that it was necessary to modify or replace some of its internal use software and hardware. During 1998, a project was initiated at the corporate offices in Massachusetts and at the Company's largest subsidiary, Datawatch International, in Potters Bar, England to upgrade the Company's accounting software to a Year 2000 compliant version. These simultaneous projects were completed in September 1998. The accounting systems at some of its other subsidiaries have also been upgraded, but the accounting systems at these locations are significantly less critical to the continued operation of the Company. The Company currently believes that all other "mission critical" software is Year 2000 compliant. The Company also believes that all major internal use hardware, including network servers and telephone systems, has been upgraded or replaced so that it is now Year 2000 compliant. A complete assessment of all desktop and laptop computers, with all major Year 2000 issues corrected as identified, is now complete. This assessment included the rollover of December 31, 1999 to January 1, 2000 and the computer's ability to accept the date February 29, 2000. The Company feels certain that all Year 2000 issues related to internal use software and hardware have been identified and corrective action will be complete by December 31, 1999. With the assessment of internal use hardware and software now complete, the estimated cost to bring internal operations into compliance has been reduced to $50,000.

      The Company has contacted mission critical vendors concerning the status of their Year 2000 readiness and has received statements back from all such vendors that they are Year 2000 compliant. The Company does not anticipate any delays in obtaining goods and services from any mission critical vendors due to Year 2000 related issues. All supplies used to market, sell or produce the Company's products are readily available from many different suppliers. Should any vendor have Year 2000 compliance issues that result in a disruption in its ability to deliver products or services, alternative suppliers can and will be utilized immediately.

Software Products

      The Company has designed, tested and continues to test the most current versions of its products for Year 2000 issues. With respect to certain of those products, the Company has relied on testing and representations by its third-party developers. Based on its internal testing and the testing done by its third-party developers to date, the Company believes that the latest versions of its products are substantially Year 2000 compliant and are not likely to pose a significant Year 2000 liability issue for the Company or any significant operational problems for its customers. In the event problems are discovered, the Company intends to issue product updates to correct such anomalies. The Company has received Year 2000 compliance statements from vendors of certain widely-accepted database and middleware tools which are used in the development of its products and there are no known Year 2000 compliance issues with such tools. In the event that Year 2000 compliance issues are found with such tools in the future, the Company believes achieving compliance will require upgrades to newer versions of such tools.

      The Company also has performed and continues to perform limited Year 2000 compliance assessments of certain older versions of its products, and where problems are discovered, will determine the practicality of modifying older versions. Where such modifications are deemed impractical, the Company will discontinue the sale of such older versions. Certain of the Company's customers use older 16-bit operating systems which are believed not to be Year 2000 compliant and, until recently, the Company made available to these customers older 16-bit versions of its software, which in some cases are not Year 2000 compliant. The Company believes it does not have material financial exposure to customers with respect to older versions of its products.

      As the Year 2000 compliance assessment and/or testing of a product is completed, the Company makes this information available to its customers via the Company's web site. Information is also communicated to registered customers in newsletters and other special mailings. The Company estimates the total cost for testing its products for Year 2000 compliance will not exceed $50,000, including $28,000 already expended, and estimates the total cost associated with customer communication to be approximately $20,000.

Contingency Plans

      The Company has developed Year 2000 contingency plans to provide limited support for customers utilizing its software products for the period December 31, 1999 through January 2, 2000. This contingency plan provides for technical support and assistance during this holiday period for major customers utilizing the Company's products in mission critical applications. In some cases customers may be invoiced for this support.

      The Company is also in the process of developing a general corporate contingency plan which it anticipates will be in place prior to December 31, 1999. The purpose of this plan will be to allow the Company to recognize internal system failures, if any, and identify resources needed and available to restore operations in a timely manner.

Risks Associated with Year 2000 Issue

      The Company believes its Year 2000 compliance program has allowed it to identify and correct any material Year 2000 compliance deficiencies. This assessment is subject to revision based on the results of the Company's on-going Year 2000 compliance efforts. If unforeseen compliance efforts are required or if present compliance efforts are not completed on time, or if the cost of any required updating, modification or replacement of the Company's systems or equipment exceeds the Company's estimates, the Year 2000 issue could result in material costs and have a material adverse effect on the Company. However, the Company believes that the risk is minimal.

      The Company utilizes third-party vendors for product development and testing. Should these vendors not be compliant in a timely manner, product releases scheduled to take place after December 31, 1999 could be delayed. The Company also utilizes third-party vendors for processing data and payments, e.g. payroll services, 401(k) plan administration, check processing, medical benefits processing, etc. These vendors have been contacted and have stated that they are compliant. If it is later shown that they are not Year 2000 compliant, the Company may be required to process transactions manually or delay processing until such time as the vendors are Year 2000 compliant. The Company has warranted, to certain customers, that certain of its products are or will be Year 2000 compliant. Non-compliance with these warranties may result in legal action for breach of warranty.

RISK FACTORS

      The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K that are not historical facts (including, but not limited to statements contained in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to liquidity and capital resources) may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below and within this Annual Report on Form 10-K, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. The following discussion of the Company's risk factors should be read in conjunction with the financial statements and related notes thereto. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

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

Dependence on Principal Products

      In fiscal 1999, Monarch and Quetzal/Q-Support accounted for approximately 53% and 33%, respectively, of the Company's net sales. With the disposal of the Virex and netOctopus products, the Company is wholly dependent on Monarch and Quetzal/Q-Support. As a result, any factor adversely affecting sales of either of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

International Sales

      In 1999, 1998 and 1997, international sales accounted for approximately 55%, 56% and 47%, respectively, of the Company's net sales. The Company anticipates that international sales will continue to account for a significant percentage of its net sales. A significant portion of the Company's net sales will therefore be subject to risks associated with international sales, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company's intellectual property overseas, seasonality of sales and potentially adverse tax consequences.

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

Year 2000 Issue

      Although the Company does not expect that the Year 2000 issue will have a material effect on the Company's results of operations or financial condition, the Company is potentially exposed to Year 2000 issues with respect to internal software and external product offerings. If the Company's internal systems or its products fail to operate properly as a result of Year 2000, the Company's results of operations and financial condition could be materially and adversely impacted. The Company continues to evaluate the Year 2000 issue. See "Year 2000 Readiness Disclosure Statement" particularly the subsection headed "Risks Associated with Year 2000 Issue" which appears immediately before this "Risk Factors" section of this Annual Report on Form 10-K, for a discussion of the Company's Year 2000 readiness and the risks associated with the Year 2000 issue.

Competition in the PC Software Industry

      The software market for personal computers is highly competitive and characterized by continual change and improvement in technology. Several of the Company's existing and potential competitors (including IBM, Remedy, and Actuate) have substantially greater financial, marketing and technological resources than the Company. No assurance can be given that the Company will have the resources required to compete successfully in the future.

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

Reliance on Software License Agreements

      Substantially all of the Company's products incorporate third-party proprietary technology which is generally licensed to the Company on an exclusive, worldwide basis. Failure by such third-parties to continue to develop technology for the Company and license such technology to the Company could have a material adverse effect on the Company's business and results of operations.

Indirect Distribution Channels

      During fiscal 1999, 1998 and 1997, the Company derived approximately 26%, 22% and 20%, respectively, of its net sales through resellers, none of which are under the direct control of the Company. The loss of major resellers of the Company's products, or a significant decline in their sales, could have a material adverse effect on the Company's operating results. Other than Ingram Micro Inc., which accounted for approximately 15%, 12%, and 14% of the Company's fiscal 1999, 1998 and 1997 net sales, respectively, no reseller or other customer accounted for more than 10% of the Company's revenues in fiscal 1999, 1998 or 1997. There can be no assurance that the Company will be able to attract or retain additional qualified resellers or that any such resellers will be able to effectively sell the Company's products. The Company seeks to select and retain resellers on the basis of their business credentials and their ability to add value through expertise in specific vertical markets or application programming expertise. In addition, the Company relies on resellers to provide post-sales service and support, and any deficiencies in such service and support could adversely affect the Company's business.

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

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

      At September 30, 1999, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company holds no investment securities that would require disclosure of market risk.

Primary Market Risk Exposures.

      The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company utilized U.S. dollar denominated borrowings to fund its operational needs through its $1,500,000 working capital line. The line that was operative in fiscal 1999, which bore an interest rate of prime plus 1% (9.25% at September 30, 1999), is subject to annual renewal. Had the interest rates under the line of credit been 10% greater or lesser than actual rates, the impact would not have been material in the Company's consolidated financial statements for the year ended September 30, 1999. As of September 30, 1999, the Company had $1,314,000 outstanding on its working capital line. On December 27, 1999, the Company renegotiated its line of credit and increased availability under this line, and an additional line, to $3,500,000.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

      The information required by this item is set forth in Item 14(a) under the captions "Consolidated Financial Statements" and "Consolidated Financial Statement Schedule" as a part of this Annual Report on Form 10-K.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

          Not Applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

      Information with respect to Directors may be found under the caption "Election of Directors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 1999. Such information is incorporated herein by reference. Information with respect to the Company's executive officers may be found under the caption "Executive Officers of the Registrant" appearing in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

      The information set forth under the caption "Compensation and Other Information Concerning Directors and Officers" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 1999 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

      The information set forth under the caption "Principal Holders of Voting Securities" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 1999 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

      The information set forth under the caption "Certain Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 1999 is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

      The following documents are filed as part of this report:


(A)   1.  CONSOLIDATED FINANCIAL STATEMENTS

          Independent Auditors' Report
          Consolidated Balance Sheets as of September 30, 1999 and 1998 Consolidated Statements of Operations for the Years Ended September
               30, 1999, 1998 and 1997.
          Consolidated Statements of Changes in Shareholders' Equity for the
               Years Ended September 30, 1999, 1998 and 1997.
          Consolidated Statements of Cash Flows for the Years Ended September
               30, 1999, 1998 and 1997.
          Notes to Consolidated Financial Statements


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


      3.  LIST OF EXHIBITS

 EX.NO                                 DESCRIPTION
--------------------------------------------------------------------------------
(5)    2.1    Asset Purchase Agreement, dated October 9, 1997, among Datawatch
              Corporation, Pole Position Software GmbH and Dr Solomon's
              Software, Inc. (Exhibit 2.1)
(5)    2.2    Escrow Agreement, dated October 9, 1997, among Datawatch
              Corporation, Dr Solomon's Software, Inc. and State Street Bank and
              Trust Company. (Exhibit 2.2)
(1)    3.1    Restated Certificate of Incorporation of the Registrant (Exhibit
              3.2)
(1)    3.2    By-Laws, as amended, of the Registrant (Exhibit 3.3)
(1)    4.1    Specimen certificate representing the Common Stock (Exhibit 4.4)
      10.1    Sub-Lease, dated April 30, 1999, by and between Datawatch
              Corporation and Eastman Kodak Company (filed herewith)
(1)   10.2*   1987 Stock Plan (Exhibit 10.7)
(1)   10.3*   Form of Incentive Stock Option Agreement of the Registrant
              (Exhibit 10.8)
(1)   10.4*   Form of Nonqualified Stock Option Agreement of the Registrant
              (Exhibit 10.9)
(1)   10.6    Software Development and Marketing Agreement by and between
              Personics Corporation and Raymond Huger, dated January 19, 1989
              (Exhibit 10.12)
(2)   10.6    Marketing Agreement, dated May 1, 1994, between WorkGroup Systems
              Ltd. and Datawatch Corporation (Exhibit 10.1)
(3)   10.7    Commercial Security Agreement between Datawatch Corporation and
              Silicon Valley Bank doing business as Silicon Valley East, dated
              November 1, 1994 (Exhibit 10.23)
(3)   10.8    Commercial Security Agreement between Personics Corporation and
              Silicon Valley Bank doing business as Silicon Valley East, dated
              November 1, 1994 (Exhibit 10.24)
(4)   10.9*   Executive Agreement between the Company and Marco D. Peterson, dated April 11, 1996 (Exhibit 10.2)
      10.10*  Amendment No. 1 to Executive Agreement dated April 11, 1996 between the Registrant and Marco D. Peterson, dated July 15, 1999,
              (filed herewith)

(4)   10.11*  Executive Agreement between the Company and Bruce R. Gardner, dated April 11, 1996 (Exhibit 10.3)
(6)   10.12   Loan Modification Agreement dated, October 31, 1996, between
              Datawatch Corporation, Personics Corporation and Silicon Valley
              Bank (Exhibit 10.29)
(6)   10.13*  1996 Non-Employee Director Stock Option Plan, as amended on
              December 10, 1996 (Exhibit 10.30)
(6)   10.14*  1996 International Employee Non-Qualified Stock Option Plan
              (Exhibit 10.31)
(7)   10.15   Amended and Restated Letter Agreement, dated February 12, 1997, by and between Datawatch Corporation, Personics Corporation and
              Silicon Valley Bank (Exhibit 10.1)
(7)   10.16   Promissory Note, dated February 12, 1997, by and between Datawatch
              Corporation, Personics Corporation and Silicon Valley Bank
              (Exhibit 10.2).
(8)   10.17   Loan Modification Agreement, dated October 30, 1997, by and between Datawatch Corporation, Personics Corporation and Silicon
              Valley Bank (Exhibit 10.23)
(9)   10.18*  1996 Stock Plan (Appendix A)
(10)  10.19   Loan Modification Agreement, dated January 30, 1998, by and between Datawatch Corporation, Personics Corporation and Silicon
              Valley Bank (Exhibit 10.1)
(11)  10.20   Loan Modification Agreement, dated December 18, 1998, by and between Datawatch Corporation, Personics Corporation and Silicon
              Valley Bank (Exhibit 10.19)
(12)  10.21   Loan Modification Agreement, dated March 16, 1999, by and between
              Datawatch Corporation, Personics Corporation and Silicon Valley
              Bank (Exhibit 10.1)
      10.22   Loan Modification Agreement, dated December 27, 1999, by and between Datawatch Corporation and Silicon Valley Bank (filed herewith)
      10.23   Intellectual Property Security Agreement, dated December 27, 1999 by and between Datawatch Corporation and Silicon Valley Bank
              (filed herewith)
      10.24   Export-Import Bank Loan and Security Agreement, dated December 27,
              1999, by and among Datawatch Corporation, Datawatch International
              Limited, Datawatch Europe Limited, Guildsoft Limited and Silicon
              Valley Bank in favor of Export-Import Bank of the United States
              (filed herewith)
      10.25*  Contract of Employment, dated February 24, 1997, by and between
              WorkGroup Systems Limited and Robert Hagger (filed herewith)
      10.26*  Amendment to Contract of Employment dated February 24, 1997, by and between WorkGroup Systems Limited and Robert Hagger, dated
              July 15, 1999 (filed herewith)
      10.27   Mortgage Debenture, dated December 27, 1999, by and between
              Datawatch Europe Limited and Silicon Valley Bank (filed herewith)
      10.28   Deed of Guarantee, dated December 27, 1999, by and between
              Datawatch Europe Limited and Silicon Valley Bank (filed herewith)
      10.29   Mortgage Debenture, dated December 27, 1999, by and between
              Datawatch International Limited and Silicon Valley Bank (filed herewith)
      10.30   Deed of Guarantee, dated December 27, 1999, by and between
              Datawatch International Limited and Silicon Valley Bank (filed herewith)
      10.31   Mortgage Debenture, dated December 27, 1999, by and between
              Guildsoft Limited and Silicon Valley Bank (filed herewith)
      10.32   Deed of Guarantee, dated December 27, 1999, by and between
              Datawatch Guildsoft Limited and Silicon Valley Bank (filed herewith)
      10.33   Export-Import Bank of the United States Working Capital Guarantee
              Program Borrower Agreement, dated December 27, 1999, by and among
              Datawatch Corporation, Datawatch International Limited, Datawatch
              Europe Limited, Guildsoft Limited and Silicon Valley Bank in favor of Export-Import Bank of the United States (filed herewith)
      21.1    Subsidiaries of the Registrant (filed herewith)
      23.1    Consent of Independent Auditors (filed herewith)
      27      Financial Data Schedule (filed herewith)
--------------------------------------------------------------------------------
 *    Indicates a management contract or compensatory plan or contract.

(1) Previously filed as an exhibit to Registration Statement 33-46290 on Form S-1 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form S-1).

(2) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(3) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).
(4) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(5) Previously filed as an exhibit to Registrant's Current Report on Form 8-K dated October 9, 1997 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 8-K).
(6) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).
(7) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(8) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).
(9) Previously filed as Appendix A to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders held on March 19, 1997 and incorporated herein by reference (the number given in parenthesis indicates the corresponding Appendix in such definitive Proxy Statement).
(10) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(11) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).
(12) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 10-Q).

(B)   REPORTS ON FORM 8-K

      No current report on Form 8-K was filed during the quarterly period ended September 30, 1999.

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


                                         Datawatch Corporation

Date:   December 28, 1999                By:  /s/ Bruce R. Gardner
                                              -----------------------
                                              Bruce R. Gardner
                                              President, Chief Executive Officer
                                              and Director


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                   Title                           Date
---------                   -----                           ----

/s/ Bruce R. Gardner        President, Chief Executive      December 28, 1999
-----------------------     Officer and Director
Bruce R. Gardner            (Principal Executive Officer)



/s/ Betsy J. Hartwell       Vice President Finance,         December 28, 1999
-----------------------     Chief Financial Officer
Betsy J. Hartwell           and Treasurer
                            (Principal Financial
                             and Accounting Officer)

/s/ Jerome Jacobson         Director                        December 28, 1999
-----------------------
Jerome Jacobson



/s/ David T. Riddiford      Director                        December 28, 1999
-----------------------
David T. Riddiford



/s/ Terry W. Potter         Director                        December 28, 1999
-----------------------
Terry W. Potter



/s/ Don M. Lyle             Director                        December 28, 1999
-----------------------
Don M. Lyle

================================================================================

      DATAWATCH CORPORATION AND SUBSIDIARIES

      CONSOLIDATED BALANCE SHEETS AS OF
      SEPTEMBER 30, 1999 AND 1998 AND CONSOLIDATED STATEMENTS OF OPERATIONS, CHANGES IN SHAREHOLDERS' EQUITY, AND CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 AND INDEPENDENT AUDITORS' REPORT

================================================================================

DATAWATCH CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            PAGE
                                                                            ----
INDEPENDENT AUDITORS' REPORT ............................................    1


CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 1999 AND 1998
   AND FOR THE THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1998:

   Consolidated Balance Sheets ..........................................    2

   Consolidated Statements of Operations ................................    3

   Consolidated Statements of Changes in Shareholders' Equity ...........    4

   Consolidated Statements of Cash Flows ................................    5

   Notes to Consolidated Financial Statements ...........................   6-18

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Datawatch Corporation
Wilmington, Massachusetts

We have audited the accompanying consolidated balance sheets of Datawatch Corporation (the "Company") and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the consolidated financial statement schedule listed in Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datawatch Corporation and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------

Boston, Massachusetts
November 19, 1999 (December 27, 1999 as to Note 8)

DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 AND 1998
-------------------------------------------------------------------------------

ASSETS                                                 1999            1998
                                                   ------------    ------------
CURRENT ASSETS:
  Cash and equivalents                             $  1,684,485    $  3,575,256
  Short-term investments                              1,479,698       3,395,410
  Accounts receivable, less allowance for
    doubtful accounts and sales returns of
    approximately $467,000 in 1999 and
    $353,000 in 1998                                  7,282,452       5,568,754
  Income tax recoverable                                230,922         833,211
  Inventories                                           409,753         511,669
  Prepaid advertising and other expenses                713,618       1,270,671
                                                   ------------    ------------
          Total current assets                       11,800,928      15,154,971
                                                   ------------    ------------

PROPERTY AND EQUIPMENT:
  Office furniture and equipment                      4,096,358       4,120,118
  Manufacturing and engineering equipment               202,187         159,982
                                                   ------------    ------------
                                                      4,298,545       4,280,100

  Less accumulated depreciation
    and amortization                                 (2,805,418)     (2,453,240)
                                                   ------------    ------------
          Net property and equipment                  1,493,127       1,826,860
                                                   ------------    ------------

OTHER ASSETS                                            942,128         625,293
                                                   ------------    ------------
EXCESS OF COST OVER NET ASSETS OF
  ACQUIRED COMPANIES - Less accumulated
    amortization of  approximately $2,370,000
    in 1999 and $2,190,000 in 1998                      544,572         725,091
                                                   ------------    ------------
TOTAL                                              $ 14,780,755    $ 18,332,215
                                                   ============    ============



LIABILITIES AND SHAREHOLDERS' EQUITY                   1999            1998
                                                   ------------    ------------
CURRENT LIABILITIES:
  Accounts payable                                 $  2,851,120    $  3,791,323
  Accrued expenses                                    1,136,365       1,301,599
  Deferred revenue                                    1,619,715       1,161,556
  Borrowings under credit lines                       1,313,705         250,000

  Current portion of long-term obligations               41,789         147,065
                                                   ------------    ------------
          Total current liabilities                   6,962,694       6,651,543
                                                   ------------    ------------
LONG-TERM OBLIGATIONS                                       354          44,190
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES
  (Notes 6,7 and 8)

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.01- authorized,
    1,000,000 shares; no shares issued                     --              --
  Common stock, par value $.01- authorized,
    20,000,000 shares; issued, 9,221,165 shares and
    9,180,364 shares in 1999 and 1998, respectively;
    outstanding, 9,189,113 shares and 9,148,312
    shares in 1999 and 1998, respectively                92,211          91,803
  Additional paid-in capital                         19,864,296      19,823,887
  Accumulated deficit                               (11,676,735)     (7,829,554)
  Accumulated other comprehensive loss                 (321,677)       (309,266)
                                                   ------------    ------------
                                                      7,958,095      11,776,870

  Less treasury stock, at cost - 32,052 shares         (140,388)       (140,388)
                                                   ------------    ------------
          Total shareholders' equity                  7,817,707      11,636,482
                                                   ------------    ------------
  TOTAL                                            $ 14,780,755    $ 18,332,215
                                                   ============    ============

DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

-----------------------------------------------------------------------------------------------
                                                       1999            1998            1997
                                                   ------------    ------------    ------------
NET SALES:
  PC-based  products                               $ 27,171,401    $ 25,123,468    $ 25,995,197
  Macintosh-based products                                 --           172,254       6,052,298
                                                   ------------    ------------    ------------
          Net sales                                  27,171,401      25,295,722      32,047,495

COSTS AND EXPENSES:
  Cost of sales                                       6,147,938       5,212,595       5,899,849
  Engineering and product development                 2,386,256       3,383,260       2,804,434
  Selling, general and administrative                22,297,320      24,524,839      25,225,177
  Restructuring and centralization costs                648,767       2,679,460            --
                                                   ------------    ------------    ------------
          Total costs and expenses                   31,480,281      35,800,154      33,929,460
                                                   ------------    ------------    ------------
LOSS FROM OPERATIONS                                 (4,308,880)    (10,504,432)     (1,881,965)

INTEREST EXPENSE                                       (135,562)        (62,306)       (167,871)

INTEREST INCOME AND OTHER                               179,846         470,367          54,503

GAIN ON SALE OF PRODUCT LINE                               --        15,431,253            --

FOREIGN CURRENCY TRANSACTION
  GAINS (LOSSES)                                          5,785         (30,886)           (100)

BENEFIT (PROVISION) FOR INCOME TAXES                    411,630        (600,000)           --
                                                   ------------    ------------    ------------
NET (LOSS) INCOME                                    (3,847,181)   $  4,703,996    $ (1,995,433)
                                                   ============    ============    ============
NET (LOSS) INCOME PER SHARE - Basic                $      (0.42)   $       0.52    $      (0.22)
                                                   ============    ============    ============
NET (LOSS) INCOME PER SHARE - Diluted              $      (0.42)   $       0.51    $      (0.22)
                                                   ============    ============    ============
WEIGHTED-AVERAGE NUMBER OF
  SHARES OUTSTANDING - Basic                          9,160,831       9,133,385       9,060,612

ADJUSTMENT FOR POTENTIAL COMMON
  STOCK                                                    --           176,868            --
                                                   ------------    ------------    ------------
WEIGHTED-AVERAGE NUMBER
  OF SHARES OUTSTANDING - Diluted                     9,160,831       9,310,253       9,060,612
                                                   ============    ============    ============

See notes to consolidated financial statements.

DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

-----------------------------------------------------------------------------------------------------------------
                                                                        ADDITIONAL
                                                 COMMON STOCK            PAID-IN     TREASURY STOCK
                                            SHARES         AMOUNT        CAPITAL         SHARES         AMOUNT
                                         ------------   ------------   ------------   ------------   ------------
BALANCE, OCTOBER 1, 1996                    8,965,988   $     89,659   $ 18,665,402           --     $       --

  Stock issued pursuant to
    acquisition of Guildsoft                  125,000          1,250        905,000           --             --

  Stock options exercised                      25,125            251         27,173           --             --

  Escrowed shares returned to treasury           --             --          140,388        (32,052)      (140,388)

  Comprehensive loss:
    Translation adjustment                       --             --             --             --             --
    Net loss                                     --             --             --             --             --
           Total comprehensive loss              --             --             --             --             --
                                         ------------   ------------   ------------   ------------   ------------
BALANCE, SEPTEMBER 30, 1997                 9,116,113         91,160     19,737,963        (32,052)      (140,388)

  Stock options exercised                      64,251            643         85,924           --             --

  Comprehensive income:
    Translation adjustment                       --             --             --             --             --
    Net income                                   --             --             --             --             --
           Total comprehensive income            --             --             --             --             --
                                         ------------   ------------   ------------   ------------   ------------
BALANCE, SEPTEMBER 30, 1998                 9,180,364         91,803     19,823,887        (32,052)      (140,388)

  Stock options exercised                      40,801            408         40,409           --             --

  Comprehensive loss:
    Translation adjustment                       --             --             --             --             --
    Net income                                   --             --             --             --             --
           Total comprehensive loss              --             --             --             --             --
                                         ------------   ------------   ------------   ------------   ------------
BALANCE, SEPTEMBER 30, 1999                 9,221,165   $     92,211   $ 19,864,296        (32,052)  $   (140,388)
                                         ============   ============   ============   ============   ============


--------------------------------------------------------------------------------------------------
                                                        ACCUMULATED
                                                           OTHER       COMPREHENSIVE
                                         ACCUMULATED    COMPREHENSIVE     INCOME
                                           DEFICIT      INCOME (LOSS)     (LOSS)          TOTAL
                                         ------------   ------------   ------------   ------------
BALANCE, OCTOBER 1, 1996                 $(10,538,117)  $     21,942                  $  8,238,886

  Stock issued pursuant to
    acquisition of Guildsoft                     --             --                         906,250

  Stock options exercised                        --             --                          27,424

  Escrowed shares returned to treasury           --             --                            --

  Comprehensive income:
    Translation adjustment                       --         (252,278)  $   (252,278)      (252,278)
    Net loss                               (1,995,433)           --      (1,995,433)    (1,995,433)
                                                                       ------------
           Total comprehensive loss              --              --    $ (2,247,711)
                                         ------------   ------------   ============   ------------
BALANCE, SEPTEMBER 30, 1997               (12,533,550)      (230,336)                    6,924,849

  Stock options exercised                        --             --                          86,567

  Comprehensive income:
    Translation adjustment                       --          (78,930)  $    (78,930)       (78,930)
    Net income                              4,703,996           --        4,703,996      4,703,996
                                                                       ------------
           Total comprehensive income            --             --     $  4,625,066
                                         ------------   ------------   ============   ------------
BALANCE, SEPTEMBER 30, 1998                (7,829,554)      (309,266)                   11,636,482

  Stock options exercised                        --             --                          40,817

  Comprehensive income:
    Translation adjustment                       --          (12,411)  $    (12,411)       (12,411)
    Net income                             (3,847,181)          --       (3,847,181)    (3,847,181)
                                                                       ------------
           Total comprehensive loss              --             --     $ (3,859,592)
                                         ------------   ------------   ============   ------------
BALANCE, SEPTEMBER 30, 1999              $(11,676,735)  $   (321,677)                 $  7,817,707
                                         ============   ============                  ============

See notes to consolidated financial statements.

DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

---------------------------------------------------------------------------------------------------------------------------
                                                                                 1999             1998             1997
                                                                             ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                          $ (3,847,181)    $  4,703,996     $ (1,995,433)
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
      Depreciation and amortization                                             1,151,719        1,300,813        1,522,877
      Amortization of interest on short-term investments                         (121,003)        (176,034)            --
      Gain on sale of product lines                                                  --        (15,431,253)            --
      Gain (loss) on disposition of equipment                                       2,825           (8,537)            --
      Changes in current assets and liabilities, net of acquisitions:
        Accounts receivable                                                    (1,535,541)       1,036,395          353,381
        Inventories                                                                96,117          275,884         (175,144)
        Prepaid advertising and other expenses                                    918,675          482,255         (672,054)
        Accounts payable and accrued expenses                                  (1,026,772)      (1,030,528)         132,358
        Deferred revenue                                                          496,608         (143,020)         196,730
                                                                             ------------     ------------     ------------
           Net cash used in operating activities                               (3,864,553)      (8,990,029)        (637,285)
                                                                             ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and fixtures                                             (410,920)        (818,143)        (647,888)
  Proceeds from sale of equipment - net                                            14,885           18,862           91,233
  Proceeds from sale of short-term investments                                  7,979,405        6,245,000        2,069,065
  Purchase of short-term investments                                           (5,942,690)      (9,464,376)      (1,276,400)
  Proceeds from sale of product lines                                                --         16,750,000
  Acquisition of Guildsoft Holdings, Ltd., net of working capital acquired           --               --             19,833
  Other assets                                                                   (585,487)        (346,731)        (314,608)
                                                                             ------------     ------------     ------------
           Net cash provided by (used in) investing activities                  1,055,193       12,384,612          (58,765)
                                                                             ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                                       40,817           86,567           27,424
  Principal payments on long-term obligations                                    (145,460)        (242,769)        (307,380)
  Borrowings (payments) under credit lines - net                                1,063,705          250,000         (633,468)
  Proceeds from bank term loan                                                       --               --          1,500,000
  Payments of bank term loan                                                         --         (1,500,000)            --
                                                                             ------------     ------------     ------------
           Net cash provided by (used in) financing activities                    959,062       (1,406,202)         586,576
                                                                             ------------     ------------     ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (40,473)            --               --
                                                                             ------------     ------------     ------------
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                                (1,890,771)       1,988,381         (109,474)

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                         3,575,256        1,586,875        1,696,349
                                                                             ------------     ------------     ------------
CASH AND EQUIVALENTS, END OF YEAR                                            $  1,684,485     $  3,575,256     $  1,586,875
                                                                             ============     ============     ============
SUPPLEMENTAL INFORMATION:
  Interest paid                                                              $    135,562     $     62,306     $    159,954
                                                                             ============     ============     ============
  Income taxes paid                                                          $       --       $  1,175,000     $    167,490
                                                                             ============     ============     ============
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Equipment acquired under capital lease agreements                          $       --       $     77,311     $    267,277
                                                                             ============     ============     ============
  Escrowed shares returned to treasury                                       $       --       $       --       $    140,388
                                                                             ============     ============     ============

See notes to consolidated financial statements.

DATAWATCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

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

      REVENUE RECOGNITION - Revenue from sales of software products is recognized at the time of shipment when no significant obligations remain and collectibility is probable. The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 60 days from the date of purchase. Software products sold directly to end users include a guarantee under which such customers may return products within 30 to 60 days for a full refund. The Company offers its resellers the ability to return obsolete versions of its products and slow-moving products for credit which can be used against purchases of other Company products on a dollar-for-dollar basis. During each of the three years in the period ended September 30, 1999, returns under these warranty and guarantee arrangements were not material.

      Revenue from the sale of separate consulting agreements to provide field service support is deferred at the time of sale. The Company recognizes its revenue on these agreements ratably over their 12-month contractual periods. Revenue from the sale of annual subscription agreements to provide upgrades for minor product improvements is deferred at the time of sale and recognized ratably over their 12-month contractual periods.

      Revenue from consulting services is recognized as revenue as the services are provided.

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      CASH AND EQUIVALENTS - Cash and equivalents include cash on hand, cash deposited with banks, and highly liquid debt securities with remaining maturities of 90 days or less when purchased.

      SHORT-TERM INVESTMENTS - Short-term investments consist of United States Treasury Bills and commercial paper with relatively short-term maturities (less than one year from the date of purchase) for which the carrying value approximates market value.

      OTHER ASSETS - Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," issued by the Financial Accounting Standards Board ("FASB"), the Company is required to capitalize certain software development and production costs once technological feasibility has been achieved. The cost of purchased software is also required to be capitalized when related to a product which has achieved technological feasibility or that has an alternative future use. For the years ended September 30, 1999, 1998 and 1997, the Company did not capitalize any internal software development costs. For the years ended September 30, 1999, 1998 and 1997, the Company purchased and capitalized software amounting to approximately $468,000, $487,000 and $315,000, respectively. Software development costs incurred prior to achieving technological feasibility are charged to research and development expense as incurred.

      Capitalized software development and purchased software costs are reported at the lower of unamortized cost or net realizable value. Commencing upon initial product release, these costs are amortized using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), generally 12 to 36 months for purchased software. For the years ended September 30, 1999, 1998 and 1997, amortization was approximately $267,000, $125,000 and $22,000, respectively.

      ADVERTISING AND PROMOTIONAL MATERIALS - Advertising costs are expensed as incurred and amounted to approximately $475,000, $339,000 and $721,000 in 1999, 1998 and 1997, respectively. Direct mail/direct response costs are expensed as the associated revenue is recognized. The amortization period is based on historical results of previous mailers (generally three to six months from the date of the mailing). Direct mail expense was approximately $1,682,000, $2,979,000 and $3,152,000 in 1999, 1998 and
      1997, respectively. At September 30, 1999 and 1998, deferred direct mail/direct response costs were approximately $117,000 and $725,000, respectively.

      CONCENTRATION OF CREDIT RISKS AND MAJOR CUSTOMERS - The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users under normal credit terms. One customer individually accounted for 15%, 12%, and 14% of net sales in 1999, 1998 and 1997, respectively. This same customer accounted for 24% and 16% of outstanding trade receivables as of September 30, 1999 and 1998, respectively. Other than this customer, no base of customers in one geographic area constitutes a significant portion of sales. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

      INVENTORIES - Inventories consist of software components - primarily software manuals, diskettes and retail packaging materials. Inventories are valued at the lower of cost (first-in, first-out) method or market.

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      PROPERTY AND EQUIPMENT - Purchased equipment and fixtures are recorded at cost. Leased equipment accounted for as capital leases is recorded at the present value of the minimum lease payments required during the lease terms. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or over the terms, if shorter, of the related leases. Useful lives and lease terms range from three to seven years. The cost and the related accumulated amortization of equipment leased under capital lease agreements were approximately $804,000 and $746,000 at September 30, 1999, respectively, and approximately $914,000 and $690,000 at September 30, 1998, respectively. Amortization expense was approximately $149,000, $232,000 and $296,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

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

      EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share reflect the weighed-average number of common shares outstanding during each period. Diluted earnings (loss) per share reflect the impact, when dilutive, of the exercise of options using the treasury stock method. The Company's stock options were antidilutive in 1999 and 1997. Options to purchase approximately 43,000 shares and 164,000 shares in 1999 and 1997, respectively, were therefore excluded from the treasury stock calculation.

      FOREIGN CURRENCY TRANSLATIONS AND TRANSACTIONS - The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation". The related translation adjustments are reported as a separate component of shareholders' equity under the heading "Accumulated Other Comprehensive Income (Loss)." Gains and losses resulting from transactions and related accounts that are denominated in currencies other than the U.S. dollar are included in the net operating results of the Company in accordance with SFAS No. 52.

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25. The difference between accounting for stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and SFAS No. 123, "Accounting for Stock-Based Compensation", is disclosed in Note 10.

      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) - Accumulated other comprehensive income (loss) reported in the consolidated balance sheets consists only of foreign currency translation adjustments.

      RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is effective after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing whether there will be any impact of SFAS No. 133 on the Company's consolidated financial statements upon adoption, which is required in October 2000.

      In March 1998, the AICPA released Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which requires certain expenditures made for internal use software to be capitalized. The Company adopted the provisions of SOP 98-1 in October 1999. The adoption of these provisions did not have a material impact on the Company's consolidated results of operations.

      RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current consolidated financial statement presentation.

2.    DIVESTITURE

      On October 9, 1997, the Company sold its Macintosh-based product line for approximately $16,750,000 in cash, resulting in a pretax gain of approximately $15,431,000. The assets sold consisted primarily of inventory, property and equipment, trademarks, and the technological rights related to the product line. In connection with the sale, the Company wrote off certain assets and liabilities related to the product line sold, including approximately $286,000 representing the unamortized balance of goodwill initially recorded in a prior acquisition of a business.

3.    RESTRUCTURING AND CENTRALIZATION COSTS

      Subsequent to the sale of its Macintosh-based product line, the Company undertook a corporate-wide restructuring effort so as to centralize both its administrative infrastructure and its development efforts for its remaining products. The plan was approved and completed in the first quarter of fiscal 1998. The total amount charged to first quarter operations was approximately $2,364,000. The plan included charges for salaries and wages and the related severance benefits for 25 terminated employees. These charges, totaling approximately $1,884,000, have been paid. The plan also included special one-time payments made to outside developers associated with the centralization of the Company's development efforts. These charges, totaling approximately $433,000, have been paid. There was no change to the initial estimate in subsequent quarters.

      During the fourth quarter of fiscal 1998, the Company approved and completed a restructuring plan to further centralize its administrative infrastructure and its development efforts. The restructuring plan resulted in charges for severance benefits and related costs for 14 terminated employees. These charges, totaling approximately $315,000, have been paid. There was no change to the initial estimate in subsequent quarters.

      During the first quarter of fiscal 1999, the Company approved and completed a restructuring plan to centralize in the United States the quality assurance efforts for its Quetzal/SC product. The restructuring plan resulted in charges for severance benefits and related costs for 10 terminated employees. These charges, totaling approximately $200,000, have been paid. There was no change in the initial estimate in subsequent quarters.

      During the third quarter of fiscal 1999, the Company approved and completed a plan to further reduce costs and focus resources on key areas of the business. The restructuring plan resulted in charges for severance benefits and related costs for 21 terminated employees. These charges, totaling approximately $449,000, have been paid. There was no change in the initial estimate in subsequent quarters.

4.    INVENTORIES

      Inventories consisted of the following at September 30:

                                                  1999          1998
                                               ----------    ----------
          Materials ........................   $  233,830    $  303,426
          Finished goods ...................      175,923       208,243
                                               ----------    ----------

          Total ............................   $  409,753    $  511,669
                                               ==========    ==========

5.    ACCRUED EXPENSES

      Accrued expenses consisted of the following at September 30:


                                                  1999          1998
                                               ----------    ----------
          Accrued salaries and benefits .....  $  247,840    $  155,694
          Accrued royalties and commissions .     557,518       491,300
          Accrued professional fees .........     104,917       136,716
          Accrued restructuring costs (Note 3)       --         181,344
          Other .............................     226,090       336,545
                                               ----------    ----------

          Total .............................  $1,136,365    $1,301,599
                                               ==========    ==========

6.    COMMITMENTS

      LEASES - The Company leases various facilities, equipment and automobiles in the U.S. and overseas under noncancelable operating leases which expire through 2017. The lease agreements generally provide for the payment of minimum annual rentals, pro-rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $1,023,000, $1,006,000 and $803,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

      As of September 30, 1999, minimum rental commitments under noncancelable operating leases are as follows:

          YEAR ENDING SEPTEMBER 30

          2000 .............................   $  902,701
          2001 .............................      413,456
          2002 .............................      201,500
          2003 .............................      184,642
          2004 .............................       83,960
          Thereafter .......................      993,531
                                               ----------
          Total minimum lease payments .....   $2,779,790
                                               ==========

      ROYALTIES - The Company is also committed to pay royalties relating to the sales of certain software products. Royalty expense included in cost of sales was approximately $1,637,000, $1,380,000 and $1,867,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

7.    LITIGATION

      The Company is not a party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial statements or its business.

8.    FINANCING ARRANGEMENTS

      LINE OF CREDIT - On December 27, 1999 the Company finalized two line-of-credit agreements which will provide for working capital borrowings through December 27, 2000. The lines provide for maximum borrowings up to the lesser of $3,500,000 or 50% to 90% of defined eligible accounts receivable. Borrowings under the lines are collateralized by substantially all assets of the Company and a maximum of $2,000,000 is guaranteed by the Export-Import Bank of the United States. Outstanding borrowings bear interest at the bank's prime rate plus 1% (9.25% at September 30, 1999). The lines of credit contain customary covenants which require, among other items, a minimum level of consolidated tangible net worth and the maintenance of a minimum liquidity ratio, as defined.

      As of September 30, 1999 and 1998, there were approximately $1,314,000 and $250,000, respectively, of outstanding borrowings under a previously negotiated line. As of September 30, 1999, the Company was in default on its covenant to maintain the minimum level of consolidated net worth under covenants. The bank subsequently waived this default.

      TERM LOAN - On February 12, 1997, the Company obtained an equipment line of credit with a bank. The line of credit provided for maximum borrowings up to $1,500,000. Payments of interest only were required from March 12, 1997 through February 12, 1998, at which time the equipment line was to convert to a term loan payable. The Company fully repaid the loan on October 16, 1997.

      CAPITAL LEASE OBLIGATIONS - The Company leases certain office and computer equipment under capital leases.

      Future minimum lease payments under the noncancelable capital lease obligation at September 30, 1999 are as follows:

      2000                                                   $ 42,459

      2001 and thereafter                                         356
                                                             --------
      Total minimum lease payments                             42,815

      Amounts representing interest                              (672)
                                                             --------
      Present value of minimum lease commitments               42,143

      Current portion                                         (41,789)
                                                             --------
      Long-term portion                                      $    354
                                                             ========

9.    INCOME TAXES

      The (benefit) provision for income taxes consisted of the following for the years ended September 30:

                                           1999          1998          1997
                                        ----------    ----------    ----------
      Current:
        Federal                         $ (412,000)   $  580,000    $     --
        State                                 --          10,000          --
        Foreign                               --          10,000          --
                                        ----------    ----------    ----------
                                          (412,000)      600,000          --
                                        ----------    ----------    ----------


      Deferred:
        Federal                            525,000     1,663,000      (797,000)
        State                              387,000       688,000      (141,000)
        Foreign                             22,000    (1,621,000)         --
        Change in valuation allowance     (934,000)     (730,000)      938,000
                                        ----------    ----------    ----------
                                              --            --            --
                                        ----------    ----------    ----------
      Total                             $ (412,000)   $  600,000    $     --
                                        ==========    ==========    ==========


      At September 30, 1999, the Company had federal tax loss carryforwards of approximately $1,284,000 expiring in 2019 and had approximately $3,572,000 in state tax loss carryforwards, which commence expiring in 2007. An alternative minimum tax credit of approximately $132,000 is available for offset against future regular federal taxes. Research and development credits of approximately $289,000 expire beginning in 2013. In addition, tax loss carryforwards in certain foreign jurisdictions total approximately $6,439,000.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards and credits.

      The tax effects of significant items comprising the Company's net deferred tax position as of September 30 were as follows:


                                                       1999          1998
                                                    ----------    ----------
      Deferred tax liabilities:
         Depreciation and amortization              $ (153,000)   $  (60,000)
         Prepaid expenses                                 --        (309,000)
         Accrued commissions                          (174,000)         --
                                                    ----------    ----------
                                                      (327,000)     (369,000)
                                                    ----------    ----------
      Deferred tax assets:
         Goodwill                                      337,000       362,000
         Inventory-related items                          --         100,000
         Accounts and notes receivable reserves        180,000       239,000
         Net operating loss carryforwards            3,351,000     2,563,000
         Research and development credits              289,000        75,000
         Alternative minimum tax credits               132,000       132,000
         Other                                         130,000        57,000
                                                    ----------    ----------
                                                     4,419,000     3,528,000
                                                    ----------    ----------

      Total                                          4,092,000     3,159,000

      Valuation allowance                           (4,092,000)   (3,159,000)
                                                    ----------    ----------
      Deferred taxes, net                           $     --      $     --
                                                    ==========    ==========


      The Company has experienced significant losses from operations both domestically and internationally over the past several years. Accordingly, management does not believe the tax assets satisfy the realization criteria set forth in SFAS No. 109 and has thus recorded a valuation allowance for the entire net tax asset. The valuation allowance increased by approximately $933,000 in 1999 primarily because of increased net operating loss and credit carryforwards.

      The following table reconciles the Company's effective tax rate to the federal statutory rate of 34% for the years ended September 30, 1999, 1998 and 1997:

                                                                1999            1998            1997
                                                             -----------     -----------     -----------
      (Benefit) taxes at federal statutory rate              $(1,785,000)    $ 1,803,000     $  (678,000)
      Reversal of valuation allowances against
          net operating loss carryforwards                          --        (2,066,000)       (371,000)
      Provision of valuation allowance against currently
          generated net operating loss carryforwards           1,160,000         962,000       1,049,000
      Benefit of research credits                                   --          (280,000)           --
      Nondeductible goodwill                                        --            96,000            --
      Other                                                      213,000          85,000            --
                                                             -----------     -----------     -----------

      (Benefit) provision for income taxes                   $  (412,000)    $   600,000     $      --
                                                             ===========     ===========     ===========

10.   SHAREHOLDERS' EQUITY

      STOCK OPTION PLANS - The Company's four stock option plans described below provide for granting of options and other stock rights to purchase common stock of the Company to employees, officers, consultants, and directors who are not otherwise employees. The options granted are exercisable as specified at the date of grant and generally expire five to ten years from the date of grant. Generally, options and other stock rights are granted at exercise prices not less than fair market value at the date of the grant.

      The Company's 1987 Stock Option Plan provided for the issuance of nonqualified or incentive stock options to employees, officers, consultants, and directors. As of February 25, 1997, the Company may no longer issue stock options under the 1987 Stock Option Plan pursuant to terms of the plan.

      On June 1, 1996, the Company established the 1996 Non-Employee Director Stock Option Plan (the "1996 Director Plan") which was amended December 10, 1996. The 1996 Director Plan, as amended, provides for an initial grant of 12,000 options to each nonemployee director elected as a member of the Board of Directors and for the subsequent automatic annual grant of 4,000 options (at the then-current fair market value) to each member as long as that member remains on the Board of Directors. Options granted pursuant to this plan vest at 8.33% during each three-month period subsequent to date of grant so as to be fully vested three years from date of grant. Options may be granted under this plan through June 1, 2006.

      On October 4, 1996, the Company established the 1996 International Employee Non-Qualified Stock Option Plan (the "1996 International Plan"). Pursuant to this plan, nonqualified options may be granted to any employee or consultant of any of the Company's foreign subsidiaries through October 4, 2006.

      On December 10, 1996, the Company established the Datawatch Corporation 1996 Stock Plan (the "1996 Stock Plan") which provides for the granting of both incentive stock options and nonqualified options, the award of Company common stock, and opportunities to make direct purchases of Company common stock (collectively, "Stock Rights"), as determined by a committee appointed by the Board of Directors. Options pursuant to this plan may be granted through December 10, 2006 and shall vest as specified by the Committee.

      Selected information regarding the above stock option plans as of and for the year ended September 30, 1999 is as follows:

                                                  AUTHORIZED    AVAILABLE FOR
                                                   FOR GRANT     FUTURE GRANT
                                                 ------------    ------------
      1987 Stock Option Plan                          790,791            --
      1996 Director Plan                               72,000           4,000
      1996 International Plan                         200,000          17,000
      1996 Stock Plan                               1,000,000          80,515
                                                 ------------    ------------
                                                    2,062,791         101,515
                                                 ============    ============


      The following table is a summary of activity for all of the Company's stock option plans:

                                                                  WEIGHTED-
                                                                   AVERAGE
                                                    OPTIONS        EXERCISE
                                                  OUTSTANDING       PRICE
                                                 ------------    ------------
      Outstanding, October 1, 1996                    275,541    $       3.56

          Granted                                     719,820            1.98
          Canceled                                   (198,527)           4.53
          Exercised                                   (25,125)           1.09
                                                 ------------

      Outstanding, September 30, 1997                 771,709            1.92

          Granted                                     388,200            2.30
          Canceled                                   (181,499)           2.19
          Exercised                                   (64,251)           1.35
                                                 ------------

      Outstanding, September 30, 1998                 914,159            2.06

          Granted                                     518,300            1.21
          Canceled                                   (176,517)           1.82
          Exercised                                   (40,801)           1.00
                                                 ------------

      Outstanding, September 30, 1999               1,215,141            1.78
                                                 ============    ============

      Exercisable, September 30, 1999                 446,210            2.21
                                                 ============    ============

      Exercisable, September 30, 1998                 272,360    $       2.05
                                                 ============    ============

      The following table sets forth information regarding options outstanding at September 30, 1999:

                     OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
      -----------------------------------------------------       -----------------------
                               WEIGHTED-AVERAGE   WEIGHTED-                     WEIGHTED-
                                   REMAINING       AVERAGE                       AVERAGE
      EXERCISE       NUMBER OF    CONTRACTUAL      EXERCISE                      EXERCISE
       PRICES         SHARES      LIFE (YEARS)      PRICE          SHARES         PRICE
      --------       --------       --------       --------       --------       --------
       $ 0.75           3,000          10            $0.75             --          $ --
      1.13-1.59       527,900          10             1.24          27,029          1.52
      1.69-2.47       478,501           7             1.83         292,917          1.80
        2.56          173,740           8             2.56          95,584          2.56
      4.31-4.87        20,000           4             4.65          18,680          4.67
        7.06           12,000           7             7.06          12,000          7.06
                     --------       --------       --------       --------       --------
                    1,215,141           8             $1.78        446,210         $2.21
                     ========       ========       ========       ========       ========

      PRO FORMA DISCLOSURE - As described in Note 1, the Company uses the intrinsic method of valuing its stock options in accordance with APB No. 25 to measure compensation expense associated with grants of stock options to employees and directors. Had the Company recognized compensation for its stock options and purchase plans based on the fair value for awards under those plans after October 1, 1995, in accordance with SFAS No. 123, "Accounting for Stock Based Compensation," pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

                                                      YEARS ENDED SEPTEMBER 30,
                                         ----------------------------------------------
                                             1999             1998             1997
                                         ------------     ------------     ------------
      Pro forma net income (loss) ....   $ (4,248,287)    $  4,410,742     $ (2,263,219)
      Pro forma net income (loss)
        per share:
          Basic ......................   $      (0.46)    $       0.48     $      (0.25)
          Diluted ....................          (0.46)            0.47            (0.25)

      The fair values used to compute pro forma net income (loss) and net income
      (loss) per share were estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                YEARS ENDED SEPTEMBER 30,
                                                   ----------------------------------------------
                                                       1999             1998             1997
                                                   ------------     ------------     ------------
      Risk-free interest rate                               5.5%             5.8%             6.7%
      Expected life of option grants (years)                5.0              5.0              5.0
      Expected volatility of underlying stock              75.8%            92.8%            87.2%
      Expected dividend payment rate                        0.0%             0.0%             0.0%
      Expected forfeiture rate                              0.0%             0.0%             0.0%


      The weighted-average fair values of stock options granted were $0.79, $1.71 and $1.26 during the years ended September 30, 1999, 1998 and 1997, respectively.

      The option pricing model was designed to value readily tradeable stock options with relatively short lives. The options granted to employees are not tradeable and have contractual lives of five to ten years. However, management believes that the assumptions used and the model applied to value the awards yield reasonable estimates of the fair values of the grants made under the circumstances.

11.   RETIREMENT SAVINGS PLAN

      The Company has a 401(k) retirement savings plan covering substantially all of the Company's full-time domestic employees. Under the provisions of the plan, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company has not made any contributions during 1999, 1998 or 1997.

12.   SEGMENT INFORMATION

      The following is presented in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes new standards for defining and disclosing information about a company's business segments and requires a company to define its segments along its internal structure and reporting methodology. The Company has determined that it has only one reportable segment meeting the criteria established under SFAS No. 131. The Company's chief operating decision maker, as defined, (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company's consolidated operations and operating results.

      The Company's operations are conducted in the U.S. and in Europe (principally in the United Kingdom). The following table presents information about the Company's geographic operations:

                                                                       EUROPE
                                                                    (PRINCIPALLY
                                                     DOMESTIC          U.K.)         ELIMINATIONS        TOTAL
                                                   ------------     ------------     ------------     ------------
      YEAR ENDED SEPTEMBER 30, 1999

      Net sales                                    $ 12,923,636     $ 15,358,563     $ (1,110,798)    $ 27,171,401
      Long-lived assets                               1,884,875        1,094,952             --          2,979,827

      YEAR ENDED SEPTEMBER 30, 1998

      Net sales                                      11,635,959       14,058,471         (398,708)      25,295,722
      Long-lived assets                               1,731,766        1,445,478             --          3,177,244

      YEAR ENDED SEPTEMBER 30, 1997

      Net sales                                      20,502,363       12,398,815         (853,683)      32,047,495
      Long-lived assets                               2,293,445        1,578,672             --          3,872,117



      Export sales aggregated approximately $5,862,000, $3,132,000 and $3,484,000 in 1999, 1998 and 1997, respectively.



                                   * * * * * *

                                  Schedule VIII
                      DATAWATCH CORPORATION & SUBSIDIARIES
                        VALUATION AND QUALIFIED ACCOUNTS

----------------------------------------------------------------------------------------------------
COLUMN A              COLUMN B               COLUMN C               COLUMN D            COLUMN E
----------------------------------------------------------------------------------------------------
Description          Balance at          Additions Charged to      Deductions from     Balance at
                 Beginning of Period      Expenses (a) Other          Reserves        End of Period
----------------------------------------------------------------------------------------------------
Year Ended September 30, 1999
-----------------------------
Allowance-doubtful
 accounts and
 sales returns     $352,517                 $707,276  $114,589 (e)   ($707,343)(b)(c)    $476,039
                   ---------------------------------------------------------------------------------
TOTAL              $352,517                 $707,276  $114,589       ($707,343)          $476,039
                   =================================================================================


Year Ended September 30, 1998
-----------------------------
Allowance-doubtful
 accounts and
 sales returns     $227,913                 $322,128  $74,540 (e)    ($272,064)(b)(c)    $352,517
                   ---------------------------------------------------------------------------------
TOTAL              $227,913                 $322,128  $74,540        ($272,064)          $352,517
                   =================================================================================


Year Ended September 30, 1997
-----------------------------
Allowance-doubtful
 accounts and
 sales returns     $73,145                  $177,334  $54,138 (d)(e)  ($76,704)(b)       $227,913
                   ---------------------------------------------------------------------------------
TOTAL              $73,145                  $177,334  $54,138         ($76,704)          $227,913
                   =================================================================================


(a)  Current year provision
(b)  Doubtful accounts written off
(c)  Product returns
(d)  Allowance acquired through purchase of Datawatch Europe Ltd.
(e)  Bad debt recoveries

                                  EXHIBIT INDEX

(5)    2.1    Asset Purchase Agreement, dated October 9, 1997, among Datawatch
              Corporation, Pole Position Software GmbH and Dr Solomon's
              Software, Inc. (Exhibit 2.1)
(5)    2.2    Escrow Agreement, dated October 9, 1997, among Datawatch
              Corporation, Dr Solomon's Software, Inc. and State Street Bank and
              Trust Company. (Exhibit 2.2)
(1)    3.1    Restated Certificate of Incorporation of the Registrant (Exhibit
              3.2)
(1)    3.2    By-Laws, as amended, of the Registrant (Exhibit 3.3)
(1)    4.1    Specimen certificate representing the Common Stock (Exhibit 4.4)
      10.1    Sub-Lease, dated April 30, 1999, by and between Datawatch
              Corporation and Eastman Kodak Company (filed herewith)
(1)   10.2*   1987 Stock Plan (Exhibit 10.7)
(1)   10.3*   Form of Incentive Stock Option Agreement of the Registrant
              (Exhibit 10.8)
(1)   10.4*   Form of Nonqualified Stock Option Agreement of the Registrant
              (Exhibit 10.9)
(1)   10.6    Software Development and Marketing Agreement by and between
              Personics Corporation and Raymond Huger, dated January 19, 1989
              (Exhibit 10.12)
(2)   10.6    Marketing Agreement, dated May 1, 1994, between WorkGroup Systems
              Ltd. and Datawatch Corporation (Exhibit 10.1)
(3)   10.7    Commercial Security Agreement between Datawatch Corporation and
              Silicon Valley Bank doing business as Silicon Valley East, dated
              November 1, 1994 (Exhibit 10.23)
(3)   10.8    Commercial Security Agreement between Personics Corporation and
              Silicon Valley Bank doing business as Silicon Valley East, dated
              November 1, 1994 (Exhibit 10.24)
(4)   10.9*   Executive Agreement between the Company and Marco D. Peterson, dated April 11, 1996 (Exhibit 10.2)
      10.10*  Amendment No. 1 to Executive Agreement dated April 11, 1996 between the Registrant and Marco D. Peterson, dated July 15, 1999,
              (filed herewith)
(4)   10.11*  Executive Agreement between the Company and Bruce R. Gardner, dated April 11, 1996 (Exhibit 10.3)
(6)   10.12   Loan Modification Agreement dated, October 31, 1996, between
              Datawatch Corporation, Personics Corporation and Silicon Valley
              Bank (Exhibit 10.29)
(6)   10.13*  1996 Non-Employee Director Stock Option Plan, as amended on
              December 10, 1996 (Exhibit 10.30)
(6)   10.14*  1996 International Employee Non-Qualified Stock Option Plan
              (Exhibit 10.31)
(7)   10.15   Amended and Restated Letter Agreement, dated February 12, 1997, by and between Datawatch Corporation, Personics Corporation and
              Silicon Valley Bank (Exhibit 10.1)
(7)   10.16   Promissory Note, dated February 12, 1997, by and between Datawatch
              Corporation, Personics Corporation and Silicon Valley Bank
              (Exhibit 10.2).
(8)   10.17   Loan Modification Agreement, dated October 30, 1997, by and between Datawatch Corporation, Personics Corporation and Silicon
              Valley Bank (Exhibit 10.23)
(9)   10.18*  1996 Stock Plan (Appendix A)
(10)  10.19   Loan Modification Agreement, dated January 30, 1998, by and between Datawatch Corporation, Personics Corporation and Silicon
              Valley Bank (Exhibit 10.1)
(11)  10.20   Loan Modification Agreement, dated December 18, 1998, by and between Datawatch Corporation, Personics Corporation and Silicon
              Valley Bank (Exhibit 10.19)
(12)  10.21   Loan Modification Agreement, dated March 16, 1999, by and between
              Datawatch Corporation, Personics Corporation and Silicon Valley
              Bank (Exhibit 10.1)

      10.22   Loan Modification Agreement, dated December 27, 1999, by and between Datawatch Corporation and Silicon Valley Bank (filed herewith)
      10.23   Intellectual Property Security Agreement, dated December 27, 1999 by and between Datawatch Corporation and Silicon Valley Bank
              (filed herewith)
      10.24   Export-Import Bank Loan and Security Agreement, dated December 27,
              1999, by and among Datawatch Corporation, Datawatch International
              Limited, Datawatch Europe Ltd, Guildsoft Limited and Silicon
              Valley Bank in favor of Export-Import Bank of the United States
              (filed herewith)
      10.25*  Contract of Employment, dated February 24, 1997, by and between
              WorkGroup Systems Limited and Robert Hagger (filed herewith)
      10.26*  Amendment, dated July 15, 1999, to Contract of Employment by and between WorkGroup Systems Limited and Robert Hagger (filed herewith)
      10.27   Mortgage Debenture, dated December 27, 1999, by and between
              Datawatch Europe Ltd. and Silicon Valley Bank (filed herewith)
      10.28   Deed of Guarantee, dated December 27, 1999, by and between
              Datawatch Europe Ltd. and Silicon Valley Bank (filed herewith)
      10.29   Mortgage Debenture, dated December 27, 1999, by and between
              Datawatch International Limited and Silicon Valley Bank (filed herewith)
      10.30   Deed of Guarantee, dated December 27, 1999, by and between
              Datawatch International Limited and Silicon Valley Bank (filed herewith)
      10.31   Mortgage Debenture, dated December 27, 1999, by and between
              Guildsoft Limited and Silicon Valley Bank (filed herewith)
      10.32   Deed of Guarantee, dated December 27, 1999, by and between
              Datawatch Guildsoft Limited and Silicon Valley Bank (filed herewith)
      10.33   Export-Import Bank of the United States Working Capital Guarantee
              Program Borrower Agreement, dated December 27, 1999, by and among
              Datawatch Corporation, Datawatch International Limited, Datawatch
              Europe Ltd, Guildsoft Limited and Silicon Valley Bank in favor of
              Export-Import Bank of the United States (filed herewith)
      21.1    Subsidiaries of the Registrant (filed herewith)
      23.1    Consent of Independent Auditors (filed herewith)
      27      Financial Data Schedule (filed herewith)
--------------------------------------------------------------------------------
 *    Indicates a management contract or compensatory plan or contract.

(1) Previously filed as an exhibit to Registration Statement 33-46290 on Form S-1 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form S-1).
(2) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(3) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).
(4) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(5) Previously filed as an exhibit to Registrant's Current Report on Form 8-K dated October 9, 1997 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 8-K).
(6) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).
(7) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(8) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).
(9) Previously filed as Appendix A to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders held on March 19, 1997 and incorporated herein by reference (the number given in parenthesis indicates the corresponding Appendix in such definitive Proxy Statement).
(10) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(11) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).
(12) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 10-Q).