Form 10-K405/A
period 1999-09-30
DATAWATCH CORP
filed 2000-01-28
CIK 792130

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

(MARK ONE)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999 OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                        COMMISSION FILE NUMBER: 000-19960


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

                              900 CHELMSFORD STREET
                               TOWER 3, 5TH FLOOR
                           LOWELL, MASSACHUSETTS 01851
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 978-441-2200

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK $0.01 PAR VALUE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes [X]       No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [ ]

    As of January 13, 1999 there were 9,190,779 shares outstanding of the registrant's common stock, $0.01 par value. As of that date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $20,915,970.

================================================================================

    The undersigned registrant, Datawatch Corporation (the "Company"), hereby amends its Annual Report on Form 10-K to include the additional information set forth on the pages attached hereto.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

    The directors of the Company are elected annually and hold office for the ensuing year until the next annual meeting of stockholders and until their successors have been elected and qualified. The directors are elected by a plurality of votes cast by stockholders. The Company's By-Laws state that the number of directors constituting the entire Board of Directors shall be determined by resolution of the Board of Directors. The number of directors currently fixed by the Board of Directors is five. This number may be changed by resolution of the Board of Directors.

    The information below sets forth for each member of the Board of Directors such person's age, principal occupations during the past 5 years and certain other information:

    Bruce R. Gardner, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Gardner, age 56, a founder and director of the Company, has been the President and Chief Executive Officer since November 1997. Prior to becoming President and Chief Executive Officer, Mr. Gardner served as Chief Financial Officer and Treasurer since the Company was founded in 1985, and was a Senior Vice President until June 1993 when he became Executive Vice President. Mr. Gardner is a director of ACT Manufacturing, Inc.

    Jerome Jacobson, DIRECTOR. Mr. Jacobson, age 78, has been a director of the Company since 1987. Mr. Jacobson is a private investor and business consultant and serves as a strategic advisor to several firms. Mr. Jacobson is a director of Merrill Lynch Venture Capital, II.

    Don M. Lyle, DIRECTOR. Mr. Lyle, age 60, has been a director of the Company since April 1998. Since October 1983, Mr. Lyle has been a Principal of Technology Management Company, a management consulting firm. He is also a director of Axiohm Transactions Systems and Emulex Network Systems.

    Terry W. Potter, DIRECTOR. Dr. Potter, age 52, has been a director of the Company since April 1998. Since January 1998, Dr. Potter has been the President of Venture Solutions and Development, Inc., which provides consulting services to high technology start-up companies, spin-outs, and Fortune 100 companies. From 1992 to 1997 he was the President of Modular Group, the parent company of Advanced Modular Solutions, and from 1994 to 1997 he was the President of Advanced Modular Solutions, a wholly-owned subsidiary of Modular Group which develops client-server computers and solutions.

    David T. Riddiford, DIRECTOR. Mr. Riddiford, age 64, has been a director of the Company since 1989. Since 1987, Mr. Riddiford has been a general partner of Pell, Rudman Venture Management, L.P., which is the general partner of PR Venture Partners, L.P., a venture capital affiliate of Pell, Rudman & Co., Inc., an investment advisory firm. He has also been a general partner of Venture Founders Capital, a venture capital partnership, since 1984. Mr. Riddiford is also a director of Vicor Corporation.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Such Reporting Persons are required by regulations of the Commission to furnish the Company with copies of all such filings. Based solely on its review of copies of such filings received by it with respect to fiscal year ended September 30, 1999 and written representations from certain Reporting Persons, the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended September 30, 1999.


ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth summary information concerning the annual and long-term compensation for services rendered in all capacities to the Company for the fiscal years ended September 30, 1999, 1998 and 1997 to (i) the Company's Chief Executive Officer and (ii) each of the four most highly compensated executive officers of the Company, other than the Chief Executive Officer, who were serving as such at September 30, 1999 and whose annual compensation exceeded $100,000 and (iii) one individual for whom disclosure would have been provided but for the fact that he was not serving as an executive officer at September 30, 1999 (collectively, the "Named Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                                                            COMPENSATION
                                                        ANNUAL COMPENSATION                    AWARDS
                                             ----------------------------------------    ------------------
                                  FISCAL                               OTHER ANNUAL          NUMBER OF               ALL OTHER
NAME AND PRINCIPAL POSITIONS(S)    YEAR      SALARY($)  BONUS($)(1)   COMPENSATION(2)    OPTIONS/SARS(#)(3)      COMPENSATION($)(4)
-------------------------------    ----      ---------  -----------   ---------------    ------------------      ------------------
Bruce R. Gardner (5)               1999       243,000          --              --              50,000                   774
President, Chief Executive         1998       195,226     100,000              --              50,000                   612
  Officer and Director             1997       183,981          --              --              80,000                   612

Robert W. Hagger (6)               1999       187,146          --          28,544 (7)          30,000                    --
Senior Vice President of           1998       190,659          --          35,399 (8)          30,000                    --
  International Operations         1997            --          --              --                  --                    --

Marco D. Peterson                  1999       174,000      20,000              --              25,000                   864
Senior Vice President of           1998       176,006      20,000              --              25,000                   864
  North American Operations        1997       166,011          --              --              50,000                   864

John E. Loring, Jr. (9)            1999       107,911          --              --              12,000                   495
Vice President of Information      1998       104,035      10,000              --              10,000                   498
  Technology                       1997            --          --              --                  --                    --

Betsy J. Hartwell (10)             1999       103,991          --              --              12,000                   545
Vice President of Finance,         1998        85,675      25,000              --              15,000                   526
  Chief Financial Officer,         1997            --          --              --                  --                    --
  Treasurer and Assistant
  Secretary

Scott Crenshaw (11)                1999       113,750          --              --                  --                   378
Vice President of Product          1998       101,150      45,000              --              15,000                   378
  Development                      1997            --          --              --                  --                    --
------------

(1) Bonuses are reported in the year earned, even if actually paid in a subsequent year.
(2) Excludes perquisites and other personal benefits, the aggregate annual amount of which does not exceed the lessor of $50,000 or 10% of the annualized salary reported for the Named Officer.
(3) The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts during fiscal years ended September 30, 1999, 1998 or 1997.
(4) Amount represents the dollar value of group-term life insurance premiums and excess life insurance premiums paid by the Company for the benefit of the Named Officer.
(5) Mr. Gardner served as Executive Vice President and Chief Financial Officer until November 1, 1997 when he assumed the position of President and Chief Executive Officer.
(6) Mr. Hagger became an executive officer when he was elected Senior Vice President of International Operations effective as of November 1, 1997. Accordingly, the compensation reported covers his compensation for the full fiscal years 1999 and 1998 and his compensation for fiscal year 1997 is not included in this Summary Compensation Table. Mr. Hagger's annual compensation for fiscal years 1999 and 1998 were paid by the Company in British Pounds and for purposes of this Summary Compensation Table have been converted to U.S. Dollars using an average monthly exchange rate of
       1.62736 $/(pound) for the period from October 1, 1998 through the Company's fiscal year end on September 30, 1999 and 1.6579 $/(pound) for the period from October 1, 1997 through the Company's fiscal year end on September 30, 1998.
(7) Amount includes $19,528 of payments made by the Company in fiscal 1999 for the rental of Mr. Hagger's temporary residence in the United Kingdom.

(8) Amount includes $21,884 of payments made by the Company in fiscal 1998 for the rental of Mr. Hagger's temporary residence in the United Kingdom.
(9) Mr. Loring became an executive officer when he was elected Vice President of Information Technology effective as of November 1, 1997. Accordingly, the compensation reported covers his compensation for the full fiscal years 1999 and 1998 and his compensation for the fiscal year 1997 is not included in this Summary Compensation Table.
(10) Ms. Hartwell became an executive officer when she was elected Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary effective as of November 1, 1997. Accordingly, the compensation reported covers her compensation for the full fiscal years 1999 and 1998 and her compensation for fiscal year 1997 is not included in this Summary Compensation Table.
(11) Mr. Crenshaw became an executive officer when he was elected Vice President of Product Development effective as of November 1, 1997. Accordingly, the compensation reported covers his compensation for the full fiscal years 1999 and 1998 and his compensation for fiscal year 1997 is not included in this Summary Compensation Table. Effective as of August 13, 1999, Mr. Crenshaw resigned from the position of Vice President of Product Development and terminated his employment with the Company.

    The following table sets forth grants of stock options during the fiscal year ended September 30, 1999 to the Named Officers who are listed in the Summary Compensation Table above:

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR(1)

                                                                                         POTENTIAL REALIZABLE VALUE
                                                                                         AT ASSUMED ANNUAL RATES OF
                                                                                        STOCK PRICE APPRECIATION FOR
                                                  INDIVIDUAL GRANTS (2)                        OPTION TERM(3)
                             --------------------------------------------------------       ---------------------
                              NUMBER OF         PERCENT OF
                              SECURITIES          TOTAL       EXERCISE
                              UNDERLYING       OPTIONS/SARS      OR
                             OPTIONS/SARS       GRANTED TO      BASE
                               GRANTED         EMPLOYEES IN     PRICE      EXPIRATION
      NAME                       (#)           FISCAL YEAR     ($/SH)         DATE          5%($)          10%($)
----------------------       ------------      ------------   --------     ----------       ------         ------
Bruce R. Gardner                50,000            11.30%       $1.1562       7/15/09        36,356         92,134

Robert Hagger                   30,000             6.78%       $1.1562       7/15/09        21,814         55,281

Marco D. Peterson               25,000             5.65%       $1.1562       7/15/09        18,178         46,067

John E. Loring, Jr.             12,000             2.71%       $1.1562       7/15/09         8,726         22,122

Betsy J. Hartwell               12,000             2.71%       $1.1562       7/15/09         8,726         22,122

Scott Crenshaw*                     --                --            --            --            --             --
------------------

* Effective as of August 13, 1999, Mr. Crenshaw resigned and terminated his employment with the Company and, therefore, is no longer an executive officer of the Company. As reflected in the Summary Compensation Table on page 3, Mr. Crenshaw was not granted options during the fiscal year ended September 30, 1999.
(1) No stock appreciation rights ("SARs") were granted by the Company in the fiscal year ended September 30, 1999.
(2) Stock options were granted under the Company's 1996 Stock Plan at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. The options have a term of 10 years from the date of grant and become exercisable over three years in twelve equal quarterly installments beginning three months from the date of grant.

(3) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the Company's Common Stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Company's Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

OPTION EXERCISES AND FISCAL YEAR END VALUES

    The following table sets forth information as to the Named Officers with respect to options to purchase the Company's Common Stock held by each Named Officer, including (i) the number of shares of Common Stock purchased upon exercise of options in the fiscal year ended September 30, 1999; (ii) the net value realized upon such exercise; (iii) the number of unexercised options outstanding as of September 30, 1999; and (iv) the value of such unexercised options at September 30, 1999:

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                       VALUE OF UNEXERCISED
                                                    NUMBER OF UNEXERCISED OPTIONS    IN-THE-MONEY OPTIONS AT
                        SHARES                      HELD AT SEPTEMBER 30, 1999(#)    SEPTEMBER 30, 1999($)(2)
                      ACQUIRED ON       VALUE       ----------------------------   ----------------------------
NAME                  EXERCISE(#)   REALIZED($)(1)  EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
-------------------   -----------   --------------  -----------    -------------   -----------    -------------
Bruce R. Gardner            --             --          89,172         90,828         (90,506)        (55,304)

Robert Hagger               --             --          33,500         66,500         (38,340)        (40,746)

Marco D. Peterson       19,584         11,016          52,091         47,909         (50,885)        (20,148)

John E. Loring, Jr.     12,500          7,031           9,171         17,829         (11,407)         (9,517)

Betsy J. Hartwell           --             --          15,417         19,917         (18,250)        (12,774)

Scott Crenshaw(3)        3,334          1,875          26,250             --         (23,550)              --
------------------

(1) Amounts disclosed in this column do not reflect amounts actually received by the Named Officers but are calculated based on the difference between the fair market value of the Company's Common Stock on the date of exercise and the exercise price of the options. The Named Officers will receive cash only if and when they sell the Common Stock issued upon exercise of the options, and the amount of cash received by such individuals is dependent on the price of the Company's Common Stock at the time of such sale.
(2) Represents the difference between the option exercise price of in-the-money options and the fair market value per share of Common Stock at 1999 fiscal year-end ($1.00 per share as quoted on the Nasdaq National Market at the close of trading on September 30, 1999) multiplied by the number of shares underlying the in-the-money option.
(3) Mr. Crenshaw resigned and terminated his employment with the Company effective as of August 13, 1999. Any unvested options held by Mr. Crenshaw terminated when he resigned as of August 13, 1999 and all vested options (other than 3,334 vested options which were exercised prior to November 13, 1999) held by Mr. Crenshaw as of such date, terminated on November 13, 1999.

COMPENSATION OF DIRECTORS

    During fiscal year ended September 30, 1999, directors who were employees of the Company received no cash compensation for their services as directors. Directors who are not employees of the Company receive $15,000 per year for their service as a director of the Company's Board of Directors.

    All directors are eligible to receive stock options under the Company's 1996 Stock Plan and directors who are neither employees nor officers of the Company and who may hold and beneficially own stock options granted to them, and the shares of Common Stock issuable upon exercise of such options, individually, in their own name (a "Non-Employee Director"), are eligible to receive stock options under the Company's 1996 Non-Employee Director Stock Option Plan, as amended (the "Director Plan").

    1996 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

    The Director Plan was adopted by the Board of Directors in May 1996, amended by the Board of Directors in December 1996 and approved by the stockholders of the Company in March 1997. The Director Plan provides for the grant of options to purchase a maximum of 72,000 shares of Common Stock to Non-Employee Directors.

    The Director Plan authorizes the automatic grant of stock options only to Non-Employee Directors. The Director Plan is administered by the Board of Directors of the Company. The Director Plan authorizes the automatic grant, without further action by the Board of Directors, (a) of an option to purchase 12,000 shares of Common Stock (the "Initial Grant") to each person who is a Non-Employee Director on the later of June 1, 1996, the date such person is first elected to the Board of Directors, or the date such person meets all of the requirements of a Non-Employee Director (such later date to be referred to herein as the "Initial Grant Date") and (b) of an option to purchase 4,000 shares of Common Stock to each person who is a Non-Employee Director on the date of the Company's Annual Meeting of Stockholders in each successive year after such person's Initial Grant Date. Options granted to Non-Employee Directors under the Director Plan vest over three years in twelve equal quarterly installments beginning three months from the date such options are granted. Notwithstanding this vesting schedule, the Director Plan also provides that in the event of any change in control of the Company (as defined in the Director
Plan) all options granted under the Director Plan that are outstanding but unvested automatically become exercisable in full.

    The exercise price per share for all options granted under the Director Plan will be equal to the fair market value per share of the Common Stock on the date of grant. The term of each option will be for a period of ten years from the date of grant. Options may not be assigned or transferred except by will or by the laws of descent and distribution and are exercisable to the extent vested only while the optionee is serving as a director of the Company or within 90 days after the optionee ceases to serve as a director of the Company (except that if a director dies or becomes disabled while he or she is serving as a director of the Company, the option automatically becomes fully vested and is exercisable until the scheduled expiration date of the option). No options may be granted under the Director Plan after June 1, 2006.

EXECUTIVE AGREEMENTS AND SEVERANCE ARRANGEMENTS

    On April 11, 1996, the Board of Directors approved change in control severance agreements (the "Executive Agreements") with each of Bruce R. Gardner and Marco D. Peterson.

Mr. Peterson's Executive Agreement was amended on July 15, 1999, as described below. The purpose of the Executive Agreements is to reinforce and encourage the executive to remain with the Company and to maintain objectivity and a high level of attention to his duties without distraction from the possibility of a change in control of the Company. The initial term of the Executive Agreements was until September 30, 1998 and so long as the executive continues to be employed by the Company are automatically extended from year to year, unless the Company or the executive provides prior written notice to the other party of its desire to terminate the agreement. Pursuant to the Executive Agreements, the executive remains as an at-will employee of the Company until such time as the Company enters into a written agreement (a "Business Combination Agreement") with a third party concerning a possible business combination between the Company and such third party or any affiliate of such third party which, if effected, would result in a change of control of the Company, as that term is defined in the Executive Agreements. In the event the Company enters into such a Business Combination Agreement, the executive agrees not to voluntarily leave the employ of the Company and the Company agrees it will not terminate the employment of the executive other than for cause until the earlier of (i) in the opinion of the Board of Directors of the Company, such Business Combination Agreement has been abandoned or terminated, (ii) the date on which such a change in control of the Company has been effected, or (iii) 120 calendar days from the date of the execution of the Business Combination Agreement.

    The Executive Agreements provide that in the event of a change in control of the Company the executive is entitled to a lump sum payment (the "Termination Payment") upon the subsequent "Qualifying Termination" (as defined herein and in such executive's Executive Agreement) of the executive's employment with the Company. With respect to Mr. Gardner, a Qualifying Termination under his Executive Agreement includes (i) termination of his employment with the Company, for any reason other than for cause, following a change in control of the Company, or (ii) termination as a result of his resignation, for any or no reason, following a change in control of the Company. With respect to Mr. Peterson, a Qualifying Termination under his Executive Agreement includes (i) termination of his employment with the Company, for any reason other than for cause, following a change in control of the Company, (ii) termination as a result of his resignation, for any or no reason, at any time after twelve months following a change in control of the Company, or (iii) termination as a result of certain events identified in his Executive Agreement which constitute constructive termination of his employment with the Company.

    The Termination Payment that the executive is entitled to receive under his respective Executive Agreement is a lump sum payment equal to three times the sum of (i) the executive's annual base salary as in effect immediately prior to his qualifying termination and (ii) the highest annual bonus paid to the executive by the Company during the five most recently completed fiscal years of the Company ending immediately prior to his qualifying termination; provided, however, that with respect to Mr. Peterson, for each full month (up to twelve months) after the date of the change in control of the Company that he remains employed by the Company and before the date of his qualifying termination, his Termination Payment will be reduced by an amount equal to his Termination Payment divided by thirty-six. The July 15, 1999 amendment to Mr. Peterson's Executive Agreement reduced the number of months used to calculate the reduction in his termination payment from eighteen months to twelve months, as set forth in the preceding sentence.

    Pursuant to the terms of the Executive Agreements, if any payment or benefit received or to be received by the executive in connection with a change in control of the Company, whether pursuant to his Executive Agreement or otherwise (the "Total Payments"), is determined to be an

"excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, and thus subject to a 20% federal excise tax, the amount of such executive's Termination Payment will be reduced until the aggregate of the Total Payments is such that no part of the Total Payments constitutes an excess parachute payment and is no longer subject to such exercise tax.

    The Company's subsidiary Datawatch International Limited (formerly Workgroup Systems Limited) entered into a Contract of Employment with Robert Hagger dated February 24, 1997, as amended on July 15, 1999 (the "Employment Agreement"). The Employment Agreement provides that Mr. Hagger's employment may be terminated with cause immediately upon notice to Mr. Hagger or terminated without cause provided he is given at least 12 months notice.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company's Board of Directors has established a Compensation and Stock Committee currently consisting of Messrs. Riddiford, Lyle and Potter. No person who served as a member of the Compensation and Stock Committee was, during the fiscal year ended September 30, 1999, an officer or employee of the Company or any of its subsidiaries, was formerly an officer of the Company or any of its subsidiaries, or had any relationship requiring disclosure herein. No executive officer of the Company served as a member of the compensation committee of another entity (or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors), one of whose executive officers served as a member of the Compensation and Stock Committee of the Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of January 18, 2000, certain information regarding beneficial ownership of the Company's Common Stock (i) by each person who, to the knowledge of the Company, beneficially owned more than 5% of the shares of Common Stock of the Company outstanding at such date; (ii) by each director of the Company; (iii) by each executive officer identified in the Summary Compensation Table on page 3; and (iv) by all current directors and executive officers of the Company as a group.

                                             NUMBER OF SHARES           PERCENTAGE OF
NAME AND ADDRESS                               BENEFICIALLY               SHARES OF
OF BENEFICIAL OWNER                               OWNED                COMMON STOCK(1)
------------------------------               ----------------          ---------------
Bruce R. Gardner (2)                             343,043                    3.68%
  c/o DATAWATCH Corporation
  900 Chelmsford Street
  Tower 3, 5th Floor
  Lowell, Massachusetts  01851

                                             NUMBER OF SHARES           PERCENTAGE OF
NAME AND ADDRESS                               BENEFICIALLY               SHARES OF
OF BENEFICIAL OWNER                               OWNED                COMMON STOCK(1)
------------------------------               ----------------          ---------------
Robert W. Hagger (3)                              46,000                      *
c/o DATAWATCH Corporation
  900 Chelmsford Street
  Tower 3, 5th Floor
  Lowell, Massachusetts  01851

Marco D. Peterson (4)                            187,608                    2.03%
  c/o DATAWATCH Corporation
  900 Chelmsford Street
  Tower 3, 5th Floor
  Lowell, Massachusetts  01851

John E. Loring, Jr. (5)                           26,339                      *
  c/o DATAWATCH Corporation
  900 Chelmsford Street
  Tower 3, 5th Floor
  Lowell, Massachusetts  01851

Betsy J. Hartwell (6)                             27,585                      *
c/o DATAWATCH Corporation
  900 Chelmsford Street
  Tower 3, 5th Floor
  Lowell, Massachusetts  01851

Scott Crenshaw                                     5,001                      *
  483 Beacon Street, Apt. 71
  Boston, Massachusetts  02115

Jerome Jacobson (7)                               48,845                      *
  4200 Massachusetts Avenue, N.W.
  Suite 114
  Washington, District of Columbia  20016

Don M. Lyle (8)                                   10,499                      *
  c/o DATAWATCH Corporation
  900 Chelmsford Street
  Tower 3, 5th Floor
  Lowell, Massachusetts  01851

Terry W. Potter (9)                               10,499                      *
  c/o DATAWATCH Corporation
  900 Chelmsford Street
  Tower 3, 5th Floor
  Lowell, Massachusetts  01851

                                             NUMBER OF SHARES           PERCENTAGE OF
NAME AND ADDRESS                               BENEFICIALLY               SHARES OF
OF BENEFICIAL OWNER                               OWNED                COMMON STOCK(1)
------------------------------               ----------------          ---------------
David T. Riddiford (10)                           41,264                      *
  c/o Pell Rudman & Co., Inc.
  100 Federal Street
  37th Floor
  Boston, Massachusetts  02110

Kennedy Capital Management, Inc. (11)            859,630                    9.35%
  10829 Olive Blvd.
  St. Louis, MO 63141

All current directors and executive              741,682                    7.77%
  officers as a group (9 persons)(12)
------------------

*      Less than one percent.
(1) The number of shares of Common Stock deemed outstanding includes (i) 9,190,779 shares of Common Stock outstanding as of January 18, 2000 and
       (ii) with respect to each individual, options to purchase shares of Common Stock which may be exercised by such individuals within 60 days of January 18, 2000.
(2) Includes 123,340 options that may be exercised within 60 days of January 18, 2000.
(3) Includes 46,000 options that may be exercised within 60 days of January 18, 2000.
(4) Includes 70,843 options that may be exercised within 60 days of January 18, 2000.
(5) Includes 13,839 options that may be exercised within 60 days of January 18, 2000.
(6) Includes 20,917 options that may be exercised within 60 days of January 18, 2000.
(7) Includes 30,845 options that may be exercised within 60 days of January 18, 2000.
(8) Includes 10,499 options that may be exercised within 60 days of January 18, 2000.
(9) Includes 10,499 options that may be exercised within 60 days of January 18, 2000.
(10) Includes 30,845 options that may be exercised within 60 days of January 18, 2000.
(11) As reported on a Schedule 13G filed with the Securities and Exchange Commission on February 9, 1999 reflecting beneficial ownership of the Company's Common Stock as of December 31, 1998. According to the Schedule 13G, Kennedy Capital Management, Inc. has sole voting power with respect to 859,630 shares of Common Stock of the Company and sole dispositive power with respect to 859,630 shares of Common Stock of the Company.
(12) Includes 357,627 options that may be exercised within 60 days of January 18, 2000.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of January, 2000.


                                          DATAWATCH CORPORATION


                                          By: /s/ Bruce R. Gardner
                                              ----------------------
                                          Bruce R. Gardner
                                          President, Chief Executive Officer
                                            and Director


    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                               TITLE                        DATE
------------------------      -----------------------------     ----------------

/s/ Bruce R. Gardner          President, Chief Executive        January 28, 2000
------------------------      Officer and Director
Bruce R. Gardner              (Principal Executive Officer)



                              Vice President Finance, Chief
/s/ Betsy J. Hartwell         Financial Officer, Treasurer      January 28, 2000
------------------------      and (Principal Financial and
Betsy J. Hartwell                 Accounting officer)




/s/ Jerome Jacobson           Director                          January 28, 2000
------------------------
Jerome Jacobson



/s/ David T. Riddiford        Director                          January 28, 2000
------------------------
David T. Riddiford



                              Director                          January __, 2000
------------------------
Don M. Lyle



/s/ Terry W. Potter           Director                          January 28, 2000
------------------------
Terry W. Potter