Form 10-Q
period 1999-12-31
DATAWATCH CORP
filed 2000-02-14
CIK 792130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999
                                               -----------------
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission file number:  0-19960
                        ---------

                              Datawatch Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                   02-0405716
          --------                                   ----------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

900 Chelmsford Street, Tower 3, 5th Floor, Lowell, Massachusetts    01851
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (978) 441-2200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
--------------------------------------------------------------------------------
                (Former name, former address, former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  X                         No
                          ---                           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     Class                               Outstanding at February 7, 2000
     -----                               -------------------------------
Common stock, $.01 par value                          9,194,779

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

                                TABLE OF CONTENTS
                                -----------------

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements                                          Page #

   a)   Consolidated Condensed Balance Sheets:
        December 31, and September 30, 1999                                3

   b)   Consolidated Condensed Statements of Operations:
        Three Months Ended December 31, 1999 and 1998                      4

   c)   Consolidated Condensed Statements of Cash Flows:
        Three Months Ended December 31, 1999 and 1998                      5

   d)   Notes to Consolidated Condensed Financial Statements               6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                7

Item 3. Quantitative and Qualitative Disclosures About Market Risk        14

PART II.   OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings                                                 *
Item 2.  Changes in Securities                                             *
Item 3.  Default upon Senior Securities                                    *
Item 4.  Submission of Matters to a Vote of Security Holders               *
Item 5.  Other Information                                                 *
Item 6.  Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                                15

* No information provided due to inapplicability of item.

                                     PART I.

Item 1.  Financial Statements
-----------------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                         December 31,           September 30,
                                                             1999                   1999
                                                         ------------           ------------
ASSETS
CURRENT ASSETS:
 Cash and equivalents                                    $  1,910,671           $  1,684,485
 Short-term investments                                     1,285,651              1,479,698
 Accounts receivable, net                                   6,486,647              7,282,452
 Income tax recoverable                                       230,922                230,922
 Inventories                                                  377,985                409,753
 Prepaid expenses                                             664,577                713,618
                                                         ------------           ------------
     Total current assets                                  10,956,453             11,800,928
                                                         ------------           ------------
PROPERTY AND EQUIPMENT:

 Property and equipment                                     4,145,635              4,298,545
 Less accumulated depreciation and amortization            (2,767,370)            (2,805,418)
                                                         ------------           ------------
     Net property and equipment                             1,378,265              1,493,127
                                                         ------------           ------------
OTHER ASSETS                                                  967,118                942,128

EXCESS OF COSTS OVER NET ASSETS
 OF ACQUIRED COMPANY                                          511,233                544,572
                                                         ------------           ------------
TOTAL ASSETS                                             $ 13,813,069           $ 14,780,755
                                                         ============           ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                        $  2,470,886           $  2,851,120
 Accrued expenses                                           1,217,458              1,136,365
 Borrowings under credit lines                              1,313,705              1,313,705
 Deferred revenue                                           1,466,522              1,619,715
 Current portion of long-term debt                             25,854                 41,789
                                                         ------------           ------------
     Total current liabilities                              6,494,425              6,962,694
                                                         ------------           ------------
LONG-TERM DEBT                                                   --                      354
                                                         ------------           ------------
TOTAL LIABILITIES                                           6,494,425              6,963,048
                                                         ------------           ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock                                                  92,227                 92,211
 Additional paid-in capital                                19,866,935             19,864,296
 Accumulated deficit                                      (12,114,079)           (11,676,735)
 Accumulated other comprehensive loss                        (386,051)              (321,677)
                                                         ------------           ------------
                                                            7,459,032              7,958,095
 Less treasury stock - at cost                               (140,388)              (140,388)
                                                         ------------           ------------
     Total shareholders' equity                             7,318,644              7,817,707
                                                         ------------           ------------
TOTAL LIABILITIES AND  SHAREHOLDERS' EQUITY              $ 13,813,069           $ 14,780,755
                                                         ============           ============

           See notes to consolidated condensed financial statements.

-----------------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended
                                                                  December 31,
                                                       ---------------------------------
                                                           1999                  1998
                                                       -----------           -----------
NET SALES                                              $ 6,710,436           $ 6,523,425

COSTS AND EXPENSES:

Cost of sales                                            1,570,899             1,454,520
Engineering & product development                          406,208               638,635
Selling, general and administrative                      5,166,005             5,998,137
Restructuring and centralization costs                        --                 199,637
                                                       -----------           -----------

LOSS FROM OPERATIONS                                      (432,676)           (1,767,504)

INTEREST EXPENSE                                           (41,033)              (30,846)

OTHER INCOME, primarily interest                            36,905                70,882

LOSS ON DISPOSAL OF FIXED ASSETS                              --                  (7,766)

FOREIGN CURRENCY GAIN (LOSS)                                  (540)                4,602
                                                       -----------           -----------
NET LOSS                                               $  (437,344)          $(1,730,632)
                                                       ===========           ===========
NET LOSS PER COMMON SHARE:
   Basic                                               $      (.05)          $      (.19)
                                                       ===========           ===========
                                                       ===========           ===========
   Diluted                                             $      (.05)          $      (.19)
                                                       ===========           ===========
WEIGHTED AVERAGE SHARES OUTSTANDING - Basic              9,189,638             9,148,312

ADJUSTMENT FOR POTENTIAL COMMON STOCK                         --                    --
                                                       -----------           -----------
WEIGHTED AVERAGE SHARES OUTSTANDING - Diluted            9,189,638             9,148,312
                                                       ===========           ===========

           See notes to consolidated condensed financial statements.

----------------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Three Months Ended
                                                                           December 31,
                                                                ---------------------------------
                                                                   1999                   1998
                                                                -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                                       $  (437,344)          $(1,730,632)
   Adjustment to reconcile net loss to net cash:
    Gain on disposition of fixed assets                                --                   7,766
    Depreciation and amortization                                   207,123               311,927
    Amortization of interest on short-term investments                 --                 (53,905)
    Changes in current assets and liabilities:

        Accounts receivable                                         417,664               229,571
        Inventories                                                  28,484                94,058
        Prepaid expenses                                             43,403                67,647
        Accounts payable and accrued expenses                       118,106              (832,388)
        Deferred revenue                                           (133,574)               32,063
                                                                -----------           -----------
 Net cash provided by (used in) operating activities                243,862            (1,873,893)
                                                                -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Additions to equipment and fixtures                                (59,313)             (113,714)
 Proceeds from sale of short-term investments                       782,646             3,015,000
 Purchase of short-term investments                                (588,599)           (2,966,085)
 Other assets                                                      (101,520)             (121,901)
                                                                -----------           -----------
 Net cash provided by (used in) investing activities                 33,214              (186,700)
                                                                -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock                               2,655                  --
 Principal payments on long-term obligations                        (15,627)              (51,408)
 Borrowings under credit lines, net                                    --                 900,000
                                                                -----------           -----------
 Net cash (used in) provided by  financing activities               (12,972)              848,592
                                                                -----------           -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (37,918)                 --

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                     266,186            (1,212,001)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                         1,684,485             3,575,256
                                                                -----------           -----------

CASH AND EQUIVALENTS, END OF PERIOD                             $ 1,910,671           $ 2,363,255
                                                                ===========           ===========

           See notes to consolidated condensed financial statements.

-----------------------------

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of Datawatch Corporation (the "Company") and its wholly owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

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

2. Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is effective after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing whether there will be any impact of SFAS No. 133 on the Company's consolidated financial statements upon adoption, which is required in October 2000.

3. Inventories: The Company accounts for its inventories using a standard cost methodology. Inventories were comprised of the following:

                       December 31,     September 30,
                          1999              1999
                        --------          --------
Materials               $211,792          $233,830
Finished goods           166,193           175,923
                        --------          --------
TOTAL                   $377,985          $409,753
                        ========          ========

4. Comprehensive Income: The following table sets forth the reconciliation of net loss to comprehensive loss:

                                                         Three Months Ended December 31,
                                                        ---------------------------------
                                                            1999                  1998
                                                        -----------           -----------
Net loss                                                $  (437,344)          $(1,730,632)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments                    (64,374)               23,396
                                                        -----------           -----------
Comprehensive loss                                      $  (501,718)          $(1,707,236)
                                                        ===========           ===========

        Accumulated other comprehensive loss reported in the condensed consolidated balance sheets consists only of foreign currency translation adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------
GENERAL

        Datawatch Corporation (the "Company" or "Datawatch"), is engaged in the design, development, manufacture, marketing, and support of business computer software. Its products address the enterprise reporting, business intelligence, data replication and help desk markets.

        Datawatch's principal products are: Monarch, a report mining application that lets users extract and manipulate data from ASCII report files produced on any mainframe, midrange, client/server or PC system; Redwing, a plug-in for Adobe Acrobat that lets users extract test and tables from Adobe PDF documents; Monarch|ES, a configurable enterprise reporting solution that lets organizations deliver reports electronically via their network; Monarch|ES Web, an extension to Monarch|ES that supports browser-based report retrieval via the Worldwide Web; Monarch|ES Report Publisher, an extension to Monarch|ES that supports automated delivery of reports via MAPI-compliant email; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses and for migrating legacy data into new applications; Quetzal (internationally) and Q-Support (in the U.S.), an integrated help desk and asset management solution for multi-user, networked support centers; and Quetzal|SC, a major new release of the Company's Quetzal/Q-Support software, introduced in December, 1998.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1999 and 1998.
----------------------------------------------

        Net sales for the three months ended December 31, 1999 were $6,710,000 which represents an increase of $187,000 or approximately 3% from net sales of $6,523,000 for the three months ended December 31, 1998. This increase in net sales is primarily attributable to an increase in the Company's Monarch, Monarch|ES and Monarch Data Pump product sales. For the first quarter of fiscal 2000, the Monarch products accounted for approximately 56% of net sales (48% of net sales for the first quarter of fiscal 1999), the Quetzal/Q-Support products accounted for approximately 28% of net sales (37% of net sales for the first quarter of fiscal 1999), and third-party product lines accounted for approximately 16% of net sales (15% of net sales for the first quarter of fiscal
1999).

        Cost of sales for the three months ended December 31, 1999 was $1,571,000 or approximately 23% of net sales which is comparable to cost of sales of $1,455,000 or approximately 22% of net sales for the three months ended December 31, 1998.

        Engineering and product development expenses were $406,000 for the three months ended December 31, 1999, a decrease of $232,000 or approximately 36% from $638,000 for the three months ended December 31, 1998. This decrease is primarily attributable to a reduction in expenditures for development efforts undertaken by developers under contract to the Company and internal quality assurance personnel. During the first quarter of fiscal 1999 the Company completed a restructuring that eliminated certain of its quality assurance personnel.

        Selling, general and administrative expenses were $5,166,000 for the three months ended December 31, 1999, a decrease of $832,000 or approximately 14% from $5,998,000 for the three months ended December 31, 1998. This decrease is primarily attributable to reductions of salaries, wages and expenses resulting from the Company's restructuring efforts as well as a decrease in promotional activities associated with the Company's Monarch products.

        During the first quarter of fiscal 1999, the Company approved and completed a restructuring plan to centralize in the U.S. the quality assurance efforts for its Quetzal|SC product. The restructuring plan consisted of charges for severance benefits and related costs for 10 terminated employees. These charges, totaling approximately $200,000, have been paid. There was no change to the initial estimate in subsequent quarters.

        As a result of the foregoing, the loss from operations for the three months ended December 31, 1999 was approximately $433,000 which compares to a loss from operations of approximately $1,768,000 for the three months ended December 31, 1998. The Company has not recorded any provision for income taxes in the first quarter of fiscal 2000. This reflects the Company's current estimate that it will not be in a taxable position at the end of the current year in any jurisdiction owing either to the presence of net operating loss carryforwards (that are still reserved for) or the possibility of losses. Such estimates are reviewed by management and are subject to change. The net loss for the three months ended December 31, 1999 was $437,000 which compares to a net loss of $1,731,000 for the three months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital decreased by approximately $376,000 during the first quarter of fiscal 2000 primarily as a result of unprofitable operations.

        The Company's management believes that its currently anticipated capital needs for future operations of the Company will be satisfied through at least September 30, 2000 by funds generated from operations and by availability under the Company's line of credit agreements. The lines provide for maximum borrowings up to the lesser of $3,500,000 or 50% to 90% of defined eligible accounts receivable and expire on December 27, 2000. As of December 31,1999, the Company had approximately $1,314,000 outstanding borrowings under these lines.

        Management believes that the Company's current operations are not materially impacted by the effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is effective after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing whether there will be any impact of SFAS No. 133 on the Company's consolidated financial statements upon adoption, which is required in October 2000.

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

Internal Systems

        The Company currently believes that all "mission critical" internal use software is Year 2000 compliant. The Company also believes that internal use hardware, including network servers and telephone systems, has been upgraded or replaced so that it is now Year 2000 compliant. The only Year 2000 compliance issues encountered since January 1, 2000 have been minor reporting issues caused by internal use software, with all known problems now corrected. The total cost to bring internal systems into compliance was approximately $38,000.

        The Company contacted mission critical vendors concerning the status of their Year 2000 readiness and received statements back from all such vendors that they are Year 2000 compliant. The Company has not incurred any delays in obtaining goods and services from any of its vendors due to Year 2000 related issues. Should any vendor have Year 2000 compliance issues that result in a disruption in its ability to deliver products or services, alternative suppliers can and will be utilized immediately.

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

        The Company also has performed and continues to perform limited Year 2000 compliance assessments of certain older versions of its products, and where problems are discovered, will determine the practicality of modifying older versions. Where such modifications are deemed impractical, the Company will discontinue the sale of such older versions. Certain of the Company's customers use older 16-bit operating systems which are believed not to be Year 2000 compliant and, until recently, the Company made available to these customers older 16-bit versions of its software, which in some cases are not Year 2000 compliant. The Company believes it does not have material financial exposure to customers with respect to older versions of its products. The Company estimates the total cost for testing its products for Year 2000 compliance to be approximately $35,000 and estimates the total cost associated with customer communication to be approximately $17,000.

        Since January 1, 2000, a few of the Company's customers have reported Year 2000 compliance issues with the Company's products. All known product Year 2000 compliance issues are considered minor in nature and, to our knowledge, have not adversely affected mission critical operations of any of the Company's customers. All such product related Year 2000 compliance issues have either been corrected or are in the process of being corrected by free-of-charge product updates. The Company believes that no material costs or material adverse effects will result from product related Year 2000 compliance issues.

Contingency Plans

        The Company developed Year 2000 contingency plans that provided limited worldwide support for customers utilizing its software products for the period December 31, 1999 through January 2, 2000. These contingency plans provided for technical support and assistance during this holiday period for major customers utilizing the Company's products in mission critical applications. Only three calls were received during this period and the issues were either caused by third-party software purchased from another supplier or resolved when the customer was upgraded to more current versions of the Company's products.

        The Company also developed a general corporate contingency plan to allow immediate recognition of any internal system failures and identify resources needed and available to restore operations in a timely manner. This plan which was utilized to deal with some minor reporting problems associated with Year 2000 compliance issues of internal use software with no interruption to business operations.

Risks Associated with Year 2000 Issue

        The Company believes its Year 2000 compliance program has allowed it to identify and correct any material Year 2000 compliance deficiencies. It is unlikely that the Company will be required to initiate additional Year 2000 compliance efforts other than those required in the normal operation of its business. If unforeseen compliance efforts are required, the Year 2000 issue could result in material costs and have a material adverse effect on the Company. However, the Company believes that this risk is minimal.

        The Company utilizes third-party vendors for product development and testing, for processing data and payments (e.g. payroll services), 401(k) plan administration, check processing, medical benefits processing, etc. No Year 2000 compliance issues with third-party vendors have been identified to date. If it is later shown that they are not Year 2000 compliant, the Company may be required to process transactions manually or delay processing until such time as the vendors are Year 2000 compliant. The Company has warranted, to certain customers, that certain of its products are Year 2000 compliant. Non-compliance with these warranties may result in legal action for breach of warranty. The Company believes that the risk of such legal action is minimal.

RISK FACTORS

        The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Report on Form 10-Q that are not historical facts (including, but not limited to statements contained in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to liquidity and capital resources) may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below and within this Report on Form 10-Q, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. The following discussion of the Company's risk factors should be read in conjunction with the financial statements and related notes thereto. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

        The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Report on Form 10-Q that are not historical facts (including, but not limited to statements contained in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Report on Form 10-Q relating to liquidity and capital resources) may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below and within this Report on Form 10-Q, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. The following discussion of the Company's risk factors should be read in conjunction with the financial statements contained herein and related notes thereto. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

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

Dependence on Principal Products

        In the first fiscal quarter of 2000, Monarch and Quetzal/Q-Support accounted for approximately 56% and 28%, respectively, of the Company's net sales. The Company is wholly dependent on Monarch and Quetzal/Q-Support. As a result, any factor adversely affecting sales of either of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Reliance on Software License Agreements

        Substantially all of the Company's products incorporate third-party proprietary technology that is generally licensed to the Company on an exclusive, worldwide basis. Failure by such third parties to continue to develop technology for the Company and license such technology to the Company could have a material adverse effect on the Company's business and results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

        At December 31, 1999, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company holds no investment securities which would require disclosure of market risk.

Primary Market Risk Exposures.

        The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company utilizes U.S. dollar denominated borrowings to fund its operational needs through its $3,500,000 working capital line of credit agreements. The lines, which currently bear an interest rate of prime plus 1% (9.5% at December 31, 1999), are subject to annual renewal. Had the interest rates under the lines of credit been 10% greater or lesser than actual rates, the impact would not have been material in the Company's consolidated financial statements for the three months ended December 31, 1999. As of December 31, 1999, the Company had approximately $1,314,000 outstanding on its working capital lines.

        The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the three months ended December 31, 1999 and 1998. Currently the Company does not engage in foreign currency hedging activities.

                                    PART II.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

A.       Exhibits

         27 Financial Data Schedule (filed with SEC Edgar version only).

B.       Reports on Form 8-K

         No Current Report on Form 8-K was filed during the quarterly period ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 14th, 2000.

                                             DATAWATCH CORPORATION

                                             /s/ Betsy J. Hartwell
                                             -----------------------------------
                                             Betsy J. Hartwell
                                             Vice President of Finance and Chief
                                             Financial Officer
                                             (Principal Financial Officer)