Form 10-Q
period 2000-03-31
DATAWATCH CORP
filed 2000-05-11
CIK 792130

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 0-19960

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

                              900 CHELMSFORD STREET
                               TOWER 3, 5TH FLOOR
                           LOWELL, MASSACHUSETTS 01851
                           ---------------------------
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 978-441-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]         No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         Class                                  Outstanding at May 8, 2000
         -----                                  --------------------------
Common Stock $0.01 par value                             9,299,606

================================================================================

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                     --------------------------------------
                                TABLE OF CONTENTS
                                -----------------

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements                                              Page #
                                                                          ------

   a)   Consolidated Condensed Balance Sheets:                               3
        March 31, 2000 and September 30, 1999

   b)   Consolidated Condensed Statements of Operations:                     4
        Three and Six Months Ended March 31, 2000 and 1999

   c)   Consolidated Condensed Statements of Cash Flows:                     5
        Six Months Ended March 31, 2000 and 1999

   d)   Notes to Consolidated Condensed Financial Statements                 6

Item 2. Management's Discussion and Analysis of Financial                    7
        Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk          14

PART II.   OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings                                                   *
Item 2.  Changes in Securities                                               *
Item 3.  Default upon Senior Securities                                      *
Item 4.  Submission of Matters to a Vote of Security Holders                15
Item 5.  Other Information                                                   *
Item 6.  Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                  16

* No information provided due to inapplicability of item

                                     PART I.
Item 1.  Financial Statements
         --------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                           March 31,           September 30,
                                                             2000                  1999
                                                          (unaudited)
                                                         -----------------------------------
ASSETS
------
CURRENT ASSETS:
 Cash and equivalents                                    $  1,649,697           $  1,684,485
 Short-term investments                                       792,495              1,479,698
 Accounts receivable, net                                   7,531,536              7,282,452
 Income tax recoverable                                       230,922                230,922
 Inventories                                                  469,346                409,753
 Prepaid expenses                                           1,052,107                713,618
                                                         ------------           ------------
     Total current assets                                  11,726,103             11,800,928
                                                         ------------           ------------
PROPERTY AND EQUIPMENT:
 Property and equipment                                     3,855,606              4,298,545
 Less accumulated depreciation and amortization            (2,559,162)            (2,805,418)
                                                         ------------           ------------
     Net property and equipment                             1,296,444              1,493,127
                                                         ------------           ------------
OTHER ASSETS                                                  902,535                942,128
                                                         ------------           ------------
EXCESS OF COSTS OVER NET ASSETS
 OF ACQUIRED COMPANIES, NET                                   477,894                544,572
                                                         ------------           ------------
TOTAL ASSETS                                             $ 14,402,976           $ 14,780,755
                                                         ============           ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                        $  2,628,376           $  2,851,120
 Accrued expenses                                           1,467,682              1,136,365
 Borrowings under credit lines                              1,060,000              1,313,705
 Deferred revenue                                           1,861,333              1,619,715
 Current portion of long-term obligations                      11,946                 41,789
                                                         ------------           ------------
     Total current liabilities                              7,029,337              6,962,694
                                                         ------------           ------------
LONG-TERM DEBT                                                   --                      354
                                                         ------------           ------------
TOTAL LIABILITIES                                           7,029,337              6,963,048
                                                         ------------           ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
---------------------
 Common stock                                                  93,309                 92,211
 Additional paid-in capital                                20,047,599             19,864,296
 Accumulated deficit                                      (12,201,893)           (11,676,735)
 Accumulated other comprehensive loss                        (424,988)              (321,677)
                                                         ------------           ------------
                                                            7,514,027              7,958,095
 Less treasury stock, at cost                                (140,388)              (140,388)
                                                         ------------           ------------
     Total shareholders' equity                             7,373,639              7,817,707
                                                         ------------           ------------
TOTAL LIABILITIES AND  SHAREHOLDERS' EQUITY              $ 14,402,976           $ 14,780,755
                                                         ============           ============

See notes to consolidated condensed financial statements.

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                      Three Months Ended                  Six Months Ended
                                          March 31,                           March 31,
                                    2000             1999              2000              1999
                               ------------------------------------------------------------------
NET SALES                      $  7,182,880      $ $7,160,763      $ 13,893,316      $ 13,684,188

COSTS AND EXPENSES:
Cost of sales                     1,934,087         1,768,385         3,504,986         3,222,905
Engineering & product
  Development                       550,664           737,438           956,872         1,376,073
Selling, general &
  Administrative                  4,755,694         5,900,816         9,921,699        11,898,953
Restructuring &
  centralization costs                 --                --                --             199,637
                               ------------      ------------      ------------      ------------
LOSS FROM OPERATIONS                (57,565)       (1,245,876)         (490,241)       (3,013,380)

INTEREST EXPENSE                    (39,593)          (33,775)          (80,626)          (64,621)

OTHER INCOME, primarily
 Interest                             9,344            44,850            45,709           112,568
                               ------------      ------------      ------------      ------------
NET LOSS                       $    (87,814)     $ (1,234,801)     $   (525,158)     $ (2,965,433)
                               ============      ============      ============      ============

NET LOSS PER COMMON SHARE:
 Basic and diluted             $       (.01)     $       (.13)     $       (.06)     $       (.32)
                               ============      ============      ============      ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING:
 Basic and diluted                9,246,372         9,148,457         9,217,850         9,148,384
                               ============      ============      ============      ============

See notes to consolidated condensed financial statements.

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                    Six Months Ended March 31,
                                                                     2000                  1999
                                                                 -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                        $  (525,158)          $(2,965,433)
 Adjustment to reconcile net loss to net cash used in
   operating activities:
    Loss on disposition of equipment                                   8,651                 2,130
    Depreciation and amortization                                    433,715               622,422
    Amortization of interest on short-term investments                (8,279)              (81,702)
    Changes in current assets and liabilities:
        Accounts receivable                                         (282,240)             (513,090)
        Inventories                                                  (65,923)               87,420
        Prepaid expenses                                            (321,576)              319,234
        Accounts payable and accrued expenses                        188,126              (550,920)
        Deferred revenue                                             290,303               143,764
                                                                 -----------           -----------
 Net cash used in operating activities                              (282,381)           (2,936,175)
                                                                 -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to equipment and fixtures                                (197,182)             (178,634)
 Proceeds from sale of short-term investments                      1,668,166             4,905,000
 Purchase of short-term investments                                 (980,963)           (3,511,537)
 Proceeds from sale of equipment-net                                  16,163                 5,641
 Other assets                                                       (114,912)             (342,852)
                                                                 -----------           -----------
 Net cash provided by investing activities                           391,272               877,618
                                                                 -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds from issuance of common stock pursuant to
   option exercises                                                  184,401                 2,525
 Principal payments on long-term obligations                         (29,274)              (98,599)
 Borrowings (payments) under credit line, net                       (253,705)              710,177
                                                                 -----------           -----------
 Net cash provided by (used in) financing activities                 (98,578)              614,103
                                                                 -----------           -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (45,101)                 --
                                                                 -----------           -----------
NET DECREASE IN CASH AND EQUIVALENTS                                 (34,788)           (1,444,454)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                          1,684,485             3,575,256
                                                                 -----------           -----------

CASH AND EQUIVALENTS, END OF PERIOD                              $ 1,649,697           $ 2,130,802
                                                                 ===========           ===========

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

2. Inventories: The Company accounts for its inventories using a standard cost methodology. Inventories were comprised of the following:

                                  March 31,       September 30,
                                    2000              1999
                                  --------          --------
          Materials               $280,911          $233,830
          Finished goods           188,435           175,923
                                  --------          --------
          TOTAL                   $469,346          $409,753
                                  ========          ========

3. Comprehensive Income: The following table sets forth the reconciliation of net loss to comprehensive loss:

                                                  Six Months Ended March 31,
                                                    2000               1999
                                                -----------------------------
Net loss                                        $  (525,158)      $(2,965,433)
Other comprehensive loss:
Foreign currency translation adjustments           (103,311)          (73,337)
                                                -----------       -----------
Comprehensive loss                              $  (628,469)      $(3,038,770)
                                                ===========       ===========

     Accumulated other comprehensive loss reported in the condensed consolidated balance sheets consists only of foreign currency translation adjustments.

4. Income Taxes: The three and six months comparative periods do not reflect a provision for income taxes. This reflects the Company's current estimate that it will not be in a taxable position at the end of the current year in any jurisdiction owing primarily to the presence of net operating loss carryforwards (that are still fully reserved for). Such estimates are reviewed by management and are subject to change.

5. Recent Accounting Pronouncements: In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is required to be adopted by the Company on October 1, 2000. This standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing whether there will be any impact of SFAS No. 133 on the Company's consolidated financial statements.

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

     Datawatch's principal products are: Monarch, a report mining application that lets users extract and manipulate data from ASCII report files produced on any mainframe, midrange, client/server or PC system; Redwing, a plug-in for Adobe Acrobat that lets users extract text and tables from Adobe PDF documents; Monarch|ES, a configurable enterprise reporting solution that lets organizations deliver reports electronically via their network; Monarch|ES Report Portal, a newly released interface to Monarch|ES that provides thin client access to all of an organization's reporting systems without new programming; Monarch Data Pump, a data replication and migration tool for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications, and for providing automated delivery of reports via email; and Quetzal|SC, an integrated help desk and asset management solution for multi-user, networked support centers.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999.
-------------------------------------------

     Net sales for the three months ended March 31, 2000 were $7,183,000 which represents an increase of $22,000 from net sales of $7,161,000 for the three months ended March 31, 1999. Net sales for the three months ended March 31, 1999 included a non-recurring licensing and development fee of $740,000 received from Adobe Systems Incorporated ("Adobe") for integration of certain technology from the Company's Redwing product into Adobe Acrobat. Excluding this fee, the increase from 1999 net sales would have been $762,000 or 12%. This increase in net sales results primarily from an increase in the net sales of the Company's Monarch and third-party products. For the three months ended March 31, 2000, Monarch products accounted for approximately 52% of net sales (as compared to 54% of net sales for the second quarter of fiscal 1999), Quetzal|SC products accounted for approximately 27% of net sales, (as compared to 33% of net sales for the second quarter of fiscal 1999) and third-party product lines accounted for approximately 21% of net sales (as compared to 13% of net sales for the second quarter of fiscal 1999).

     Cost of sales for the three months ended March 31, 2000 was $1,934,000 or approximately 27% of net sales. Cost of sales for the three months ended March 31, 1999 was $1,768,000 or approximately 25% of net sales. Included in the cost of sales for the three months ended March 31, 1999 were non-recurring engineering expenses of approximately $420,000 paid to a third-party developer on behalf of Adobe which has licensed certain technology from the Company's Redwing product. Excluding these expenses from cost of sales and excluding from net sales the non-recurring licensing and development fee received from Adobe, cost of sales for the three months ended March 31, 1999 would have been $1,348,000 or 21% of net sales. This increase in cost of goods sold as a percentage of net sales results primarily from the increase in net sales of the Company's third-party product lines, which have a lower margin.

     Engineering and product development expenses for the three months ended March 31, 2000 were $551,000, which represents a decrease of $186,000 or approximately 25% from $737,000 for the three months ended March 31, 1999. This decrease does not imply that the Company's development efforts are slowing but is reflective of a reduction of expenditures for development efforts undertaken by developers under contract to the Company and internal quality assurance personnel for the Company's Quetzal|SC and Monarch|ES products.

     Selling, general and administrative expenses for the three months ended March 31, 2000 were $4,756,000, which represents a decrease of $1,145,000 or approximately 19% from $5,901,000 for the three months ended March 31, 1999. Included in expenses for the three months ended March 31, 1999 were non-recurring legal expenses of approximately $550,000 associated with litigation, which has been settled. Excluding these costs, selling, general and administrative expenses would have been $5,351,000 for the three months ended March 31, 1999. The decrease of $595,000, or approximately, 11%, is primarily due to the decrease in aggregate salaries, wages and expenses resulting from the Company's restructuring efforts as well as a decrease in promotional activities.

     As a result of the foregoing, the loss from operations for the three months ended March 31, 2000 was $58,000, which compares to a loss from operations of $1,246,000 for the three months ended March 31, 1999. The Company has not recorded any provision for income taxes in the second quarter of fiscal 2000. This reflects the Company's current estimate that it will not be in a taxable position at the end of the current year in any jurisdiction owing primarily to the presence of net operating loss carryforwards (that are still fully reserved for). Such estimates are reviewed by management and are subject to change. The net loss for the three months ended March 31, 2000 was $88,000, which compares to a net loss of $1,235,000 for the three months ended March 31, 1999.

Six Months Ended March 31, 2000 and 1999.
-----------------------------------------

     Net sales for the six months ended March 31, 2000 were $13,893,000, which represents an increase of $209,000 or approximately 2% from net sales of $13,684,000 for the six months ended March 31, 1999. Net sales for the six months ended March 31, 1999 included a non-recurring licensing and development fee of $740,000 received from Adobe for integration of certain technology from the Company's Redwing product into Adobe Acrobat. Excluding this fee, the increase in 1999 net sales would have been $949,000 or 7%. This increase in net sales results primarily from an increase in net sales of the Company's Monarch, Monarch|ES and third-party products. For the six months ended March 31, 2000, Monarch products accounted for approximately 54% of net sales (as compare to 52% of net sales for the six months ended March 31, 1999), Quetzal|SC products accounted for approximately 27% of net sales, (as compared to 35% of net sales for the six months ended March 31, 1999) and third-party product lines accounted for approximately 19% of net sales (as compared to 13% of net sales for the six months ended March 31, 1999).

     Cost of sales for the six months ended March 31, 2000 was $3,505,000 or approximately 25% of net sales. Cost of sales for the six months ended March 31, 1999 was $3,223,000 or approximately 24% of net sales. Included in the cost of sales for the six months ended March 31, 1999 were non-recurring engineering expenses of approximately $420,000 paid to a third-party developer on behalf of Adobe which has licensed certain technology from the Company's Redwing product. Excluding these expenses from cost of sales and excluding from net sales the non-recurring licensing and development fee received from Adobe, cost of sales for the six months ended March 31, 1999 would have been $2,803,000 or 22%. This increase in cost of goods sold as a percentage of net sales results from the increase in net sales of the Company's third-party product lines, which have a lower margin.

     Engineering and product development expenses for the six months ended March 31, 2000 were $957,000, which represents a decrease of $419,000 or approximately 30% from $1,376,000 for the six months ended March 31, 1999. This decrease does not imply that the Company's development efforts are slowing but is reflective of a reduction of expenditures for development efforts undertaken by developers under contract to the Company and internal quality assurance personnel for the Company's Quetzal|SC and Monarch|ES products.

     Selling, general and administrative expenses for the six months ended March 31, 2000 were $9,922,000, which represents a decrease of $1,977,000 or approximately 17% from $11,899,000 for six months ended March 31, 1999. Included in the expenses for the six months ended March 31, 1999 were approximately $631,000 of non-recurring legal expenses associated with litigation which has been settled. Excluding these costs, selling, general and administrative expenses would have been $11,268,000 for the six months ended March 31, 1999. The decrease of $1,346,000, or approximately 12%, is due primarily to the decrease in aggregate salaries, wages and expenses resulting from the Company's restructuring efforts as well as a decrease in promotional activities.

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

     As a result of the foregoing, the loss from operations for the six months ended March 31, 2000 was $490,000, which compares to a loss from operations of $3,013,000 for the six months ended March 31, 1999. The Company has not recorded any provision for income taxes in the six months ended March 31, 2000. This reflects the Company's current estimate that it will not be in a taxable position at the end of the current year in any jurisdiction owing primarily to the presence of net operating loss carryforwards (that are still fully reserved for). Such estimates are reviewed by management and are subject to change. The net loss for the six months ended March 31, 2000 was $525,000, which compares to a net loss of $2,965,000 for the six months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital decreased by approximately $141,000 during the six months ended March 31, 2000 primarily as a result of unprofitable operations.

     The Company's management believes that its currently anticipated capital needs for future operations of the Company will be satisfied through at least September 30, 2000 by funds generated from operations and by availability under the Company's line of credit agreements. The lines provide for maximum borrowings up to the lesser of $3,500,000 or 50% to 90% of defined eligible accounts receivable, and expire on December 27, 2000. As of March 31, 2000, the Company had approximately $1,060,000 in outstanding borrowings under these lines.

     Management believes that the Company's current operations are not materially impacted by the effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is required to be adopted by the Company on October 1, 2000. This standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing whether there will be any impact of SFAS No. 133 on the Company's consolidated financial statements.

YEAR 2000 READINESS DISCLOSURE STATEMENT

General

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

     The Company also has performed and continues to perform limited Year 2000 compliance assessments of certain older versions of its products, and where problems are discovered, will determine the practicality of modifying older versions. Where such modifications are deemed impractical, the Company will discontinue the sale of such older versions. Certain of the Company's customers use older 16-bit operating systems which are believed not to be Year 2000 compliant and, until mid-1999, the Company made available to these customers older 16-bit versions of its software, which in some cases are not Year 2000 compliant. The Company believes it does not have material financial exposure to customers with respect to older versions of its products. The Company estimates the total cost for testing its products for Year 2000 compliance to be approximately $35,000 and estimates the total cost associated with customer communication to be approximately $17,000.

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

Dependence on Principal Products

     For the six months ended March 31, 2000, Monarch and Quetzal|SC products accounted for approximately 54% and 27%, respectively, of the Company's net sales. The Company is wholly dependent on Monarch and Quetzal|SC products. As a result, any factor adversely affecting sales of either of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Competition in the PC Software Industry

     The software market for personal computers is highly competitive and characterized by continual change and improvement in technology. Several of the Company's existing and potential competitors (including IBM, Cognos and Networks Associates) have substantially greater financial, marketing and technological resources than the Company. No assurance can be given that the Company will have the resources required to compete successfully in the future.

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

Reliance on Software License Agreements

     Some of the Company's products incorporate third-party proprietary technology that is generally licensed to the Company on an exclusive, worldwide basis. Failure by such third parties to continue to develop technology for the Company and license such technology to the Company could have a material adverse effect on the Company's business and results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

     At March 31, 2000, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company holds no investment securities which would require disclosure of market risk.

Primary Market Risk Exposures.

     The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company utilizes U.S. dollar denominated borrowings to fund its operational needs through its $3,500,000 working capital line of credit agreements. The lines, which currently bear an interest rate of prime plus 1% (10% at March 31, 2000), are subject to annual renewal. Had the interest rates under the lines of credit been 10% greater or lesser than actual rates, the impact would not have been material in the Company's consolidated financial statements for the period ended March 31, 2000. As of March 31, 2000, the Company had approximately $1,060,000 in outstanding borrowings under working capital lines.

     The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to the Company's international subsidiaries, if any, are usually considered to be of a long-term investment nature. Accordingly, none of the currency movements are reflected in the Company's consolidated statement of operations. Currently the Company does not engage in foreign currency hedging activities.

                                    PART II.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

A. The annual meeting of stockholders of Datawatch Corporation was held on March 28, 2000.

B. The directors elected at the meeting are Bruce R. Gardner, Jerome Jacobson, Don M. Lyle, Terry W. Potter and David T. Riddiford, which constitute all of the directors of the Company.

C. A vote was proposed to elect a Board of Directors to serve for the ensuing year or until their respective successors are duly elected and qualified:

             Nominee             Total Votes For        Total Votes Against
             -------             ---------------        -------------------

         Bruce R. Gardner           7,010,179                1,230,707
         Jerome Jacobson            7,831,939                  408,947
         Don M. Lyle                7,880,974                  359,912
         Terry W. Potter            7,880,974                  359,912
         David T. Riddiford         7,845,114                  395,772

         A proposal to approve an increase in the number of shares of Common Stock, $.01 par value, available for issuance under the Datawatch 1996 Stock Plan (the "1996 Stock Plan") from 1,000,000 to 1,250,000 shares, was approved and adopted with 7,234,531 shares voting in favor, 969,887 voting against, and 36,468 abstaining.

D.       No information provided due to inapplicability of item.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

A.       Exhibits

         27 Financial Data Schedule (filed with SEC Edgar version only).

B.  Reports on Form 8-K

No Current Report on Form 8-K was filed during the quarterly period ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 11, 2000.



                                  DATAWATCH CORPORATION


                                  /s/ Betsy J. Hartwell
                                  -------------------------------------------
                                  Betsy J. Hartwell
                                  Vice President of Finance and Chief Financial Officer (Principal Financial Officer)