Form 10-Q
period 2000-06-30
DATAWATCH CORP
filed 2000-08-10
CIK 792130

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
         _____________

         COMMISSION FILE NUMBER: 0-19960


                              DATAWATCH CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        DELAWARE                                             02-0405716
        --------                                             ----------
    (STATE OR OTHER                                      (I.R.S. EMPLOYER
     JURISDICTION OF                                    IDENTIFICATION NO.)
    INCORPORATION OR
     ORGANIZATION)

                              900 CHELMSFORD STREET
                               TOWER 3, 5TH FLOOR
                           LOWELL, MASSACHUSETTS 01851
                     ---------------------------------------
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)


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
                                     Yes [X]       No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         Class                                    Outstanding at August 9, 2000
         -----                                    -----------------------------

Common Stock $0.01 par value                                 9,301,274


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

                                TABLE OF CONTENTS
                                -----------------

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements                                              Page #
                                                                          ------

   a)   Consolidated Condensed Balance Sheets:
        June 30, 2000 and September 30, 1999                                 3

   b)   Consolidated Condensed Statements of Operations:
        Three and Nine Months Ended June 30, 2000 and 1999                   4

   c)   Consolidated Condensed Statements of Cash Flows:
        Nine Months Ended June 30, 2000 and 1999                             5

   d)   Notes to Consolidated Condensed Financial Statements                 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  7

Item 3. Quantitative and Qualitative Disclosures About Market Risk          13


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

* No information provided due to inapplicability of item

                                     PART I.

Item 1.  Financial Statements
         --------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                           June 30,             September 30,
                                                             2000                   1999
                                                         ------------           ------------
ASSETS
------
CURRENT ASSETS:
 Cash and equivalents                                    $  1,642,434           $  1,684,485
 Short-term investments                                       841,123              1,479,698
 Accounts receivable, net                                   7,382,029              7,282,452
 Income tax recoverable                                       230,922                230,922
 Inventories                                                  443,067                409,753
 Prepaid expenses                                             968,551                713,618
                                                         ------------           ------------
     Total current assets                                  11,508,126             11,800,928
                                                         ------------           ------------

PROPERTY AND EQUIPMENT:
 Property and equipment                                     3,937,930              4,298,545
 Less accumulated depreciation and amortization            (2,650,805)            (2,805,418)
                                                         ------------           ------------
     Net property and equipment                             1,287,125              1,493,127
                                                         ------------           ------------
OTHER ASSETS                                                  850,678                942,128
                                                         ------------           ------------
EXCESS OF COSTS OVER NET ASSETS OF ACQUIRED
  COMPANIES, NET                                              444,555                544,572
                                                         ------------           ------------
TOTAL ASSETS                                             $ 14,090,484           $ 14,780,755
                                                         ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                        $  2,228,158           $  2,851,120
 Accrued expenses                                           1,485,649              1,136,365
 Borrowings under credit lines                              1,175,000              1,313,705
 Deferred revenue                                           1,927,221              1,619,715
 Current portion of long-term obligations                       4,528                 41,789
                                                         ------------           ------------
     Total current liabilities                              6,820,556              6,962,694
                                                         ------------           ------------
LONG-TERM DEBT                                                   --                      354
                                                         ------------           ------------
TOTAL LIABILITIES                                           6,820,556              6,963,048
                                                         ------------           ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
---------------------
 Common stock                                                  93,320                 92,211
 Additional paid-in capital                                20,048,867             19,864,296
 Accumulated deficit                                      (12,198,295)           (11,676,735)
 Accumulated other comprehensive loss                        (533,576)              (321,677)
                                                         ------------           ------------
                                                            7,410,316              7,958,095
 Less treasury stock, at cost                                (140,388)              (140,388)
                                                         ------------           ------------
     Total shareholders' equity                             7,269,928              7,817,707
                                                         ------------           ------------
TOTAL LIABILITIES AND  SHAREHOLDERS' EQUITY              $ 14,090,484           $ 14,780,755
                                                         ============           ============

See notes to consolidated condensed financial statements.

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                            Three Months Ended June 30,                    Nine Months Ended June 30,
                                        -----------------------------------           -----------------------------------
                                            2000                   1999                   2000                   1999
                                        ------------           ------------           ------------           ------------
NET SALES                               $  6,873,801           $ $6,687,263           $ 20,767,117           $ 20,371,451

COSTS AND EXPENSES:
Cost of sales                              1,578,085              1,545,817              5,083,071              4,768,722
Engineering & product Development            423,643                572,817              1,380,515              1,948,890
Selling, general & Administrative          4,853,009              4,979,108             14,774,708             16,878,061
Restructuring & centralization costs            --                  449,130                   --                  648,767
                                        ------------           ------------           ------------           ------------

INCOME (LOSS) FROM OPERATIONS                 19,064               (859,609)              (471,177)            (3,872,989)

INTEREST EXPENSE                             (37,237)               (33,586)              (117,863)               (98,207)

OTHER INCOME, primarily Interest              21,771                 28,838                 67,480                141,406
                                        ------------           ------------           ------------           ------------
INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR INCOME TAX                     3,598               (864,357)              (521,560)            (3,829,790)

PROVISION (BENEFIT) FOR INCOME TAX              --                 (411,630)                  --                 (411,630)
                                        ------------           ------------           ------------           ------------

NET INCOME (LOSS)                       $      3,598           $   (452,727)          $   (521,560)          $ (3,418,160)
                                        ============           ============           ============           ============
NET INCOME (LOSS) PER:
  COMMON SHARE - Basic                  $       (.00)          $       (.05)          $       (.06)          $       (.37)
                                        ============           ============           ============           ============
  COMMON SHARE - Diluted                $       (.00)          $       (.05)          $       (.06)          $       (.37)
                                        ============           ============           ============           ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING - Basic                      9,300,736              9,157,133              9,245,378              9,151,300

ADJUSTMENT FOR DILUTIVE
  POTENTIAL COMMON STOCK                     278,635                   --                     --                     --
                                        ------------           ------------           ------------           ------------
WEIGHTED AVERAGE SHARES
  OUTSTANDING: Diluted                     9,579,371              9,157,133              9,245,378              9,151,300
                                        ============           ============           ============           ============

See notes to consolidated condensed financial statements.

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                    Nine Months Ended June 30,
                                                                 ---------------------------------
                                                                    2000                  1999
                                                                 -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                        $  (521,560)          $(3,418,160)
 Adjustment to reconcile net loss to net cash used in
   operating activities:
    Loss on disposition of equipment                                  16,665                 3,080
    Depreciation and amortization                                    624,879               866,181
    Amortization of interest on short-term investments                (8,491)               (5,660)
    Changes in current assets and liabilities:
        Accounts receivable                                         (232,502)           (1,084,885)
        Inventories                                                  (47,478)               68,566
        Prepaid expenses                                            (291,999)              511,424
        Accounts payable and accrued expenses                        (78,218)             (702,370)
        Deferred revenue                                             418,074               244,136
                                                                 -----------           -----------
 Net cash used in operating activities                              (120,630)           (3,517,688)
                                                                 -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to equipment and fixtures                                (365,193)             (264,018)
 Proceeds from sale of short-term investments                      2,265,024             6,906,947
 Purchase of short-term investments                               (1,617,958)           (5,257,325)
 Proceeds from sale of equipment-net                                  36,497                 8,849
 Other assets                                                       (160,606)             (431,023)
                                                                 -----------           -----------
 Net cash provided by investing activities                           157,764               963,430
                                                                 -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock pursuant to
   option exercises                                                  185,680                40,817
 Principal payments on long-term obligations                         (35,761)             (121,314)
 Borrowings (payments) under credit line, net                       (138,705)            1,250,000
                                                                 -----------           -----------
 Net cash provided by financing activities                            11,214             1,169,503
                                                                 -----------           -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (90,399)              (99,478)
                                                                 -----------           -----------

NET DECREASE IN CASH AND EQUIVALENTS                                 (42,051)           (1,484,233)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                          1,684,485             3,575,256
                                                                 -----------           -----------

CASH AND EQUIVALENTS, END OF PERIOD                              $ 1,642,434           $ 2,091,023
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

2. Inventories: The Company accounts for its inventories using a standard cost methodology. Inventories were comprised of the following:

                             June 30,        September 30,
                               2000              1999
                             --------          --------
     Materials               $252,461          $233,830
     Finished goods           190,606           175,923
                             --------          --------
     TOTAL                   $443,067          $409,753
                             ========          ========

3. Comprehensive Income: The following table sets forth the reconciliation of net loss to comprehensive loss:

                                  Three Months Ended June 30,     Nine Months Ended June 30,
                                   -------------------------      -------------------------
                                      2000          1999             2000          1999
                                   -----------   -----------      -----------   -----------
     Net income (loss)             $     3,598   $  (452,727)     $  (521,560)  $(3,418,160)
     Other comprehensive loss:
     Foreign currency translation
       adjustments                    (108,588)       (1,348)        (211,899)      (74,685)
                                   -----------   -----------      -----------   -----------
     Comprehensive loss            $  (104,990)  $  (454,075)     $  (733,459)  $(3,492,845)
                                   ===========   ===========      ===========   ===========

     Accumulated other comprehensive loss reported in the condensed consolidated balance sheets consists only of foreign currency translation adjustments.

4. Income Taxes: The three and nine months comparative periods do not reflect a provision for income taxes. This reflects the Company's current estimate that it will not be in a taxable position at the end of the current year in any jurisdiction owing primarily to the presence of net operating loss carryforwards (that are still fully reserved) and the uncertainty surrounding whether or not the Company will have taxable income in the current year. Such estimates are reviewed by management and are subject to change.

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

     Datawatch Corporation (the "Company" or "Datawatch"), is engaged in the design, development, manufacture, marketing, and support of business computer software. Its products address the enterprise reporting, business intelligence, data transformation and help desk markets.

     Datawatch's principal products are: Monarch, a report mining application that lets users extract and manipulate data from ASCII report files produced on any mainframe, midrange, client/server or PC system; Redwing, a plug-in for Adobe Acrobat that lets users extract text and tables from Adobe PDF documents; Monarch|ES, a configurable enterprise reporting solution that lets organizations deliver reports electronically via their network; Monarch|ES Report Portal, a newly released interface to Monarch|ES that provides thin client access to all of an organization's reporting systems without new programming; Monarch Data Pump, a data transformation and migration tool for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications, and for providing automated delivery of reports via email; and Quetzal|SC, an integrated help desk and asset management solution for multi-user, networked support centers.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 and 1999.
------------------------------------------

     Net sales for the three months ended June 30, 2000 were $6,874,000 which represents an increase of $187,000 from net sales of $6,687,000 for the three months ended June 30, 1999. This increase in net sales results primarily from an increase in the net sales of the Company's Monarch and third-party products. For the three months ended June 30, 2000, Monarch products accounted for approximately 63% of net sales (as compared to 53% of net sales for the third quarter of fiscal 1999), Quetzal|SC products accounted for approximately 21% of net sales, (as compared to 34% of net sales for the third quarter of fiscal
1999) and third-party product lines accounted for approximately 16% of net sales (as compared to 13% of net sales for the third quarter of fiscal 1999).

     Cost of sales for the three months ended June 30, 2000 was $1,578,000 or approximately 23% of net sales which is comparable to cost of sales for the three months ended June 30, 1999 of $1,546,000 or approximately 23% of net sales.

     Engineering and product development expenses for the three months ended June 30, 2000 were $424,000, which represents a decrease of $149,000 or approximately 26% from $573,000 for the three months ended June 30, 1999. This decrease does not imply that the Company's development efforts are slowing but is reflective of a reduction of expenditures for development efforts undertaken by developers under contract to the Company for the Quetzal|SC and Monarch|ES products.

     Selling, general and administrative expenses for the three months ended June 30, 2000 were $4,853,000, which represents a decrease of $126,000 or approximately 3% from $4,979,000 for the three months ended June 30, 1999. This decrease is primarily due to the decrease in aggregate salaries, wages and expenses resulting from the Company's fiscal 1999 restructuring efforts.

     During the three months ended June 30, 1999, the Company approved and completed a restructuring plan to further reduce costs and focus resources on key areas of the business. The restructuring plan consisted of charges for severance benefits and related costs for 21 terminated employees. These charges, totaling approximately $449,000, have been paid. There was no change to the initial estimate in subsequent quarters.

     Therefore, while revenues were generally consistent period over period, the Company's costs decreased owing to the aforementioned restructuring program. As a result the Company recorded income from operations for the three months ended June 30, 2000 of $19,000, which compares to a loss from operations of $860,000 for the three months ended June 30, 1999. The Company has not recorded any provision for income taxes in the third quarter of fiscal 2000. This reflects the Company's current estimate that it will not be in a taxable position at the end of the current year in any jurisdiction owing primarily to the presence of net operating loss carryforwards (that are still fully reserved) and the uncertainty surrounding whether or not the Company will have taxable income in the current year. Such estimates are reviewed by management and are subject to change. During the three months ended June 30, 1999, the Company recorded an income tax benefit of approximately $412,000 which reflected tax refunds. Net income for the three months ended June 30, 2000 was $4,000, which compares to a net loss of $453,000 for the three months ended June 30, 1999.

Nine Months Ended June 30, 2000 and 1999.
-----------------------------------------

     Net sales for the nine months ended June 30, 2000 were $20,767,000, which represents an increase of $396,000 or approximately 2% from net sales of $20,371,000 for the nine months ended June 30, 1999. Net sales for the nine months ended June 30, 1999 included a non-recurring licensing and development fee of $740,000 received from Adobe for integration of certain technology from the Company's Redwing product into Adobe Acrobat. Excluding this fee, the increase in 1999 net sales would have been $1,136,000 or 6%. This increase in net sales results primarily from an increase in net sales of the Company's Monarch, Monarch|ES and third-party products. For the nine months ended June 30, 2000, Monarch products accounted for approximately 57% of net sales (as compared to 52% of net sales for the nine months ended June 30, 1999), Quetzal|SC products accounted for approximately 25% of net sales, (as compared to 35% of net sales for the nine months ended June 30, 1999) and third-party product lines accounted for approximately 18% of net sales (as compared to 13% of net sales for the nine months ended June 30, 1999).

     Cost of sales for the nine months ended June 30, 2000 was $5,083,000 or approximately 24% of net sales. Cost of sales for the nine months ended June 30, 1999 was $4,769,000 or approximately 23% of net sales. Included in the cost of sales for the nine months ended June 30, 1999 were non-recurring engineering expenses of approximately $420,000 paid to a third-party developer on behalf of Adobe which has licensed certain technology from the Company's Redwing product. Excluding these expenses from cost of sales and excluding from net sales the non-recurring licensing and development fee received from Adobe, cost of sales for the nine months ended June 30, 1999 would have been $4,349,000 or 22%. This increase in cost of goods sold as a percentage of net sales results from the increase in net sales of the Company's third-party product lines, which have a lower margin.

     Engineering and product development expenses for the nine months ended June 30, 2000 were $1,381,000, which represents a decrease of $568,000 or approximately 29% from $1,949,000 for the nine months ended June 30, 1999. This decrease does not imply that the Company's development efforts are slowing but is reflective of a reduction of expenditures for development efforts undertaken by developers under contract to the Company and internal quality assurance personnel for the Company's Quetzal|SC and Monarch|ES products.

     Selling, general and administrative expenses for the nine months ended June 30, 2000 were $14,775,000, which represents a decrease of $2,103,000 or approximately 12% from $16,878,000 for nine months ended June 30, 1999.

Included in the expenses for the nine months ended June 30, 1999 were approximately $631,000 of non-recurring legal expenses associated with litigation which has been settled. Excluding these costs, selling, general and administrative expenses would have been $16,247,000 for the nine months ended June 30, 1999. The decrease of $1,472,000, or approximately 9%, is due primarily to the decrease in aggregate salaries, wages and expenses resulting from the Company's fiscal 1999 restructuring efforts as well as a decrease in promotional activities.

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

     During the nine months ended June 30, 1999, the Company approved and completed a restructuring plan to further reduce costs and focus resources on key areas of the business. The restructuring plan consisted of charges for severance benefits and related costs for 21 terminated employees. These charges, totaling approximately $449,000, have been paid. There was no change to the initial estimate in subsequent quarters.

     Therefore, while revenues were generally consistent period over period, the Company's costs decreased owing to the aforementioned restructuring programs. As a result the Company recorded a loss from operations for the nine months ended June 30, 2000 of $471,000, which compares to a loss from operations of $3,873,000 for the nine months ended June 30, 1999. The Company has not recorded any provision for income taxes in the nine months ended June 30, 2000. This reflects the Company's current estimate that it will not be in a taxable position at the end of the current year in any jurisdiction owing primarily to the presence of net operating loss carryforwards (that are still fully reserved) and the uncertainty surrounding whether or not the Company will have taxable income in the current year. Such estimates are reviewed by management and are subject to change. During the nine months ended June 30, 1999, the Company recorded an income tax benefit of approximately $412,000 which reflected tax refunds. Net loss for the nine months ended June 30, 2000 was $522,000, which compares to a net loss of $3,418,000 for the nine months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital decreased by approximately $151,000 during the nine months ended June 30, 2000 primarily as a result of unprofitable operations.

     The Company's management believes that its currently anticipated capital needs for future operations of the Company will be satisfied through at least December 27, 2000 by funds generated from operations and by availability under the Company's line of credit agreements. The lines provide for maximum borrowings up to the lesser of $3,500,000 or 50% to 90% of defined eligible accounts receivable, and expire on December 27, 2000. The Company anticipates the line of credit agreements will be renewed. As of June 30, 2000, the Company had approximately $1,175,000 in outstanding borrowings under these lines.

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

Dependence on Principal Products

     For the nine months ended June 30, 2000, Monarch and Quetzal|SC products accounted for approximately 57% and 25%, respectively, of the Company's net sales. The Company is wholly dependent on Monarch and Quetzal|SC products. As a result, any factor adversely affecting sales of either of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Competition in the PC Software Industry

     The software market for personal computers is highly competitive and characterized by continual change and improvement in technology. Several of the Company's existing and potential competitors (including IBM, Cognos and Network Associates) have substantially greater financial, marketing and technological resources than the Company. No assurance can be given that the Company will have the resources required to compete successfully in the future.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

     At June 30, 2000, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company holds no investment securities which would require disclosure of market risk.

Primary Market Risk Exposures.

     The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company utilizes U.S. dollar denominated borrowings to fund its operational needs through its $3,500,000 working capital line of credit agreements. The lines, which currently bear an interest rate of prime plus 1% (10.5% at June 30, 2000), are subject to annual renewal. Had the interest rates under the lines of credit been 10% greater or lesser than actual rates, the impact would not have been material in the Company's consolidated financial statements for the period ended June 30, 2000. As of June 30, 2000, the Company had approximately $1,175,000 in outstanding borrowings under working capital lines.

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






                                    PART II.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         A.  Exhibits

             27.    Financial Data Schedule (filed with SEC Edgar version only).



         B.  Reports on Form 8-K

             No Current Report on Form 8-K was filed during the quarterly period ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 10, 2000.




                                DATAWATCH CORPORATION

                                /s/ Betsy J. Hartwell
                                --------------------------------------
                                Betsy J. Hartwell
                                Vice President of Finance and Chief
                                Financial Officer (Principal Financial Officer)