Form 10-K405
period 2000-09-30
DATAWATCH CORP
filed 2000-12-29
CIK 792130

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000 OR

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

                                175 CABOT STREET
                                    SUITE 503
                           LOWELL, MASSACHUSETTS 01854
                           ---------------------------
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 978-441-2200

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK $0.01 PAR VALUE
                          ----------------------------
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]   No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of voting stock held by non-affiliates: $6,223,239 (computed by reference to the last sales price of such common stock on December 5, 2000 as reported in the National Association of Security Dealers consolidated trading index).

     Number of shares of common stock outstanding at December 5, 2000: 9,426,274

     Documents Incorporated By Reference

     Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2000. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

================================================================================

                                     PART I
ITEM 1.  BUSINESS
-----------------

GENERAL

     Datawatch Corporation (the "Company" or "Datawatch"), founded in 1985, is a provider of enterprise reporting, report mining and service center software products that help organizations increase productivity, reduce costs and gain competitive advantages. Datawatch products are used in more than 20,000 companies, institutions and government agencies worldwide.

     The Company is a Delaware corporation, with executive offices located at 175 Cabot Street, Lowell, Massachusetts 01854 and the Company's telephone number is (978) 441-2200.

PRODUCTS

     Monarch - Datawatch is best known for its popular report mining application called Monarch. More than 350,000 copies of Monarch have been sold, with localized versions in English, French and German. Monarch lets users extract and manipulate data from ASCII report files produced on any mainframe, midrange, client/server or PC system. The Company's Redwing product lets users extract text and tables from Adobe PDF documents.

     Monarch|ES - Datawatch also participates in the growing market for enterprise reporting and business intelligence software. Monarch|ES allows organizations to quickly and easily deliver business intelligence and decision support derived from existing reporting systems with no new programming or report writing. Monarch|ES automatically archives report data in an enterprise report warehouse and provides users a unified point of entry to view, analyze and share report information over the Internet, using a standard browser, with no plug-ins or Java needed. Users can even import report data directly into an Excel(TM) spreadsheet.

     Monarch Data Pump - The Company's Monarch Data Pump product is a unique data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of existing reports in a variety of formats, including Excel, via email.

     Quetzal|SC - Datawatch also participates in the market for service center software. The Company's Quetzal|SC help desk and asset management software is a market leader in Europe, with the largest installed base among products that compete in the internal help desk market. Quetzal|SC is recognized for its advanced service level management capabilities, integrated change management features, business process automation tools and unique user-interface that promotes ease-of-use and ease-of-learning.

     Q|Service Management - In early fiscal 2001, the Company will introduce Q|Service Management ("Q|SM"), a major new release of the Company's service management software. Q|SM(TM) is a fully Internet-enabled solution that can scale from a basic help desk system to a full service center solution that incorporates workflow and provides web access to multiple databases while enabling customers to interact via a standard browser. Q|SM provides network management capabilities and will also integrate with existing network management systems and self help tools.

     VorteXML - In early fiscal 2001, the Company will introduce VorteXML, a new data transformation product for the emerging XML market. VorteXML's ability to quickly and easily convert existing, structured ASCII text documents such as reports, invoices, bills, and EDI streams into valid XML on a programming-free basis solves one of the major problems of XML generation: the transformation of legacy data into XML.

PRICING

     The Company's desktop products are sold under single and multi-user licenses. A single user license for Monarch Standard Edition is priced at $579. Multi-user licenses for Monarch Standard Edition are priced at $200 to $480 per user, depending upon the number of users. A single user license for Monarch Professional Edition is priced at $699. Multi-user licenses for Monarch Professional Edition are priced at $320 to $600 per user, depending upon the number of users. A single user license for Monarch Data Pump Personal Edition is priced at $2,495. A single user license for Redwing is priced at $579. A five-user license is priced at $2,199.

     The Company's report enterprise and service center products are sold under server-based licenses in addition to named-user and concurrent-user licenses. An entry-level Monarch|ES system is priced at approximately $50,000. Typical configurations are priced in the range of $65,000 to $250,000. Server editions of Monarch Data Pump are typically priced at approximately $19,995 per server. An entry-level Quetzal|SC system is priced at approximately $12,000. Typical configurations sell in the range of $15,000 to $125,000. Maintenance agreements, training and implementation services are sold separately.

MARKETING AND DISTRIBUTION

     Datawatch markets its products through a variety of channels in order to gain broad market exposure and to satisfy the needs of its customers. Datawatch believes that some customers prefer to purchase products through service-oriented resellers, while others buy on the basis of price, purchase convenience, and/or immediate delivery.

     The Company is engaged in active direct sales of its products to end-users, including repeat and add-on sales to existing customers and sales to new customers. Datawatch utilizes direct mail, the Internet, telemarketing and direct personal selling to generate its sales.

     Datawatch uses a variety of marketing programs to create demand for its products. These programs include advertising, cooperative advertising with reseller partners, direct mail, exhibitor participation in industry shows, executive participation in press briefings, Internet-based marketing and on-going communication with the trade press.

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

     Datawatch warrants the physical disk media and printed documentation for its products to be free of defects in material and workmanship for a period of 60 to 90 days from the date of purchase depending on the product. Datawatch also offers a 30 day money-back guarantee on certain of its products sold directly to end-users. Under the guarantee, customers may return purchased products within the 30 days for a full refund if they are not completely satisfied. To date, the Company has not experienced any significant product returns under its money-back guarantee.

     During fiscal 2000, one distributor represented approximately 16% of the Company's net sales. No other customer accounted for more than 10% of the Company's net sales in fiscal 2000. Datawatch sells its products outside of the U.S. directly through the sales force of its wholly owned subsidiary, Datawatch International Limited ("Datawatch International") and through international resellers. Such international sales represented approximately 52%, 55% and 56% of the Company's net sales for fiscal 2000, 1999 and 1998, respectively. See
Note 13 to Consolidated Financial Statements which appear elsewhere in this Annual Report on Form 10-K.

RESEARCH AND DEVELOPMENT

     The Company believes that timely development of new products and enhancements to its existing products is essential to maintain strong positions in its markets. Datawatch intends to continue to invest sizeable effort in research and product development, particularly in the area of computing technology trends and the Internet. The Company's product development efforts are primarily focused on the Monarch|ES Enterprise Reporting products and Q|Service Management ("Q|SM") products and their related core technologies. Additional efforts are devoted to the expansion of the feature set of the Monarch product and development of its new XML tool, VorteXML.

     Datawatch's product development efforts are conducted through in-house software development engineers or by external developers who are compensated either through royalty payments based on product sales levels achieved or under contracts based on services provided. Datawatch has established long-term relationships with several development engineering firms, providing flexibility, stability and reliability in its development process.

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

     Datawatch has contractual agreements with the independent developers of Monarch, VorteXML and Monarch|ES which require that source code be placed into escrow. The principal developers for the products are also bound by contractual commitments which require their continuing involvement in product maintenance and enhancement. The Company has also been granted exclusive worldwide rights to Monarch and VorteXML with a stated term expiring in the year 2009, and to Monarch|ES with a stated term expiring in the year 2001. The Monarch|ES license automatically renews for successive annual periods unless terminated for cause by either party prior to the regular termination date. Datawatch also has a contractual agreement with the independent developer of Q|SM which requires his continued involvement in product maintenance for a period of 5 years. The developer has agreed to provide these services in exchange for a minimal royalty based on net sales.

     Other Datawatch products have been developed through in-house software development or by independent software engineers hired under contract. Datawatch maintains source code and full product control for these products, which include Monarch Data Pump (Personal and Server Editions), Monarch ES|Report Portal, and Q|Service Management products.

BACKLOG

     The Company's software products are generally shipped within three business days of receipt of an order. Accordingly, the Company does not believe that backlog for its products is a meaningful indicator of future business.

COMPETITION

     The software industry is highly competitive and is characterized by rapidly changing technology and evolving industry standards. Datawatch competes with a number of companies including IBM, Remedy, Actuate, Seagate and others which have substantially greater financial, marketing and technological resources than the Company. Competition in the industry is likely to intensify as current competitors expand their product lines and as new competitors enter the market.

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

EMPLOYEES

     As of September 30, 2000, Datawatch had 175 full-time employees, including 60 engaged in marketing, sales, and customer service; 28 engaged in product consulting, 16 engaged in product management, development and quality assurance, 17 engaged in technical support, 48 providing general, administrative, accounting, and IT functions and 6 engaged in software production and warehousing.

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

ITEM 2.  PROPERTIES
-------------------

     The Company is currently headquartered in a 24,553 square foot leased facility in Lowell, Massachusetts. The lease expires in January 2006. The Company also maintains small offices in California, Connecticut, Illinois, and Georgia.

     The Company also leases approximately 6,000 square feet in Kings Langley, Hertfordshire, England, which expires in January 2009, approximately 16,000 square feet in Plymouth, Devon, England, which expires in December 2017, and maintains small offices in Germany, France and Australia.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company is not a party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of the Registrant's security holders during the last quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and titles of the executive officers of the Company as of December 21, 2000 are as follows:

Bruce R. Gardner      57   President, Chief Executive Officer and Director

Robert Hagger         52   Senior Vice President  of International Operations,
                           Managing Director of Datawatch International Limited

Alan R. MacDougall    52   Vice President of Finance, Chief Financial Officer
                           and Treasurer

John H. Kitchen, III  45   Vice President of Marketing

Linda E. Lammi        47   Vice Present of Development and Technical Services

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

     ALAN R. MACDOUGALL, Vice President of Finance, Chief Financial Officer and Treasurer. Mr. MacDougall assumed the positions of Vice President of Finance, Chief Financial Officer and Treasurer on December 16, 2000. Prior thereto, and since October, 1997, Mr. MacDougall was the Company's Corporate Controller. Prior to 1997, and since June, 1994, Mr.MacDougall was the Company's Director of Operations.

     JOHN H. KITCHEN, III, Vice President of Marketing. Mr. Kitchen assumed the position of Vice President of Marketing on July 1, 2000. Prior thereto, and since March, 1998, Mr. Kitchen was the Company's Director of Marketing. Prior to that, Mr. Kitchen was a marketing consultant to the Company.

     LINDA E. LAMMI, Vice Present of Development and Technical Services. Ms. Lammi assumed the position of Vice President of Development and Technical Services on May 16, 1999. Prior thereto, and since March, 1995, Ms Lammi was the Company's Director of Technical Services.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
 --------------------------------------------------------------------------
         MATTERS
         -------

     The Registrant's common stock is listed and traded on the Nasdaq National Market under the symbol DWCH. The range of high and low prices during each fiscal quarter for the last two fiscal years is set forth below:

                For the Year Ended           Common Stock
                September 30, 2000        High        Low
                -------------------------------------------------------

                4th Quarter               2 3/8         1 3/32
                3rd Quarter               3 3/4         1 1/8
                2nd Quarter               7 7/16        1 7/8
                1st Quarter               6 9/16          5/8

                For the Year Ended           Common Stock
                September 30, 1999         High        Low
                -------------------------------------------------------

                4th Quarter               1 9/16          1/2
                3rd Quarter               1 9/16        1 1/8
                2nd Quarter               1 11/16       1 1/8
                1st Quarter               1  5/8        1 1/8

     There are approximately 354 shareholders of record as of December 1, 2000. The Company believes that the number of beneficial holders of common stock exceeds 2,000.

     The Company has not paid any cash dividends and it is anticipated that none will be declared in the foreseeable future. The Company intends to retain future earnings, if any, to provide funds for the operation, development and expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The following table sets forth selected consolidated financial data of the Company for the periods indicated. The selected consolidated financial data for and as of the end of the years in the five-year period ended September 30, 2000 are derived from the Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes which appears elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data
Years Ended September 30,               2000        1999         1998         1997          1996
                                   ----------------------------------------------------------------
Net Sales
 PC-based Products                 $26,879,411  $27,171,401  $25,123,468  $25,995,197  $24,216,794
 Macintosh-based Products                   --           --      172,254    6,052,298    5,805,328
                                   ---------------------------------------------------------------
Net Sales                           26,879,411   27,171,401   25,295,722   32,047,495   30,022,122

Costs and Expenses                  27,818,327   31,480,281   35,800,154   33,929,460   28,894,600
Income (Loss) from
 Operations                           (938,916)  (4,308,880) (10,504,432)  (1,881,965)   1,127,522
Gain on Sale
 of Product Line                            --           --   15,431,253           --           --

Net Income (Loss)                  $  (989,629) $(3,847,181)  $4,703,996  $(1,995,433)  $1,125,360

Net Income (Loss)
 per Common Share - Basic          $      (.11) $      (.42)  $      .52  $     (0.22)  $     0.13
Net Income (Loss)
 per Common Share - Diluted        $      (.11) $      (.42)  $      .51  $     (0.22)  $     0.13

Balance Sheet Data
 September 30,                        2000          1999         1998         1997          1996
                                   -----------------------------------------------------------------

Total Assets                       $13,572,817  $14,780,755  $18,332,215  $16,146,645  $15,240,571
Working Capital                      4,339,237    4,838,234    8,503,428    4,451,821    5,210,457
Long-Term Obligations                   -               354       44,190    1,399,089      209,824
Shareholders' Equity               $ 6,866,891  $ 7,817,707  $11,636,482  $ 6,924,849  $ 8,238,886

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

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

     Over the last three years, the Company has focused primarily on Windows-based software. Prior to October, 1997 the Company also marketed Macintosh-based products. The sale of this product line is discussed in Note 2 to Consolidated Financial Statements which appear elsewhere in this Annual Report on Form 10-K.

     Datawatch's principal products are: Monarch, a report mining application that lets users extract and manipulate data from ASCII report files produced on any mainframe, midrange, client/server or PC system; Redwing, a plug-in for Adobe Acrobat that lets users extract text and tables from Adobe PDF documents; Monarch|ES, a configurable enterprise reporting solution that allows an organization to quickly deliver business intelligence and decision support derived from existing reporting systems with no new programming or report writing; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; and Quetzal|SC, an integrated help desk and asset management software with advanced service level management capabilities, integrated change management features, business process automation tools and unique user-interface that promotes ease-of-use and ease-of-learning. In early fiscal 2001 the Company will introduce Q|SM, a major new release of the Company's service management software, and VorteXML, a new data transformation product for the emerging XML market.

RESULTS OF OPERATIONS

               FISCAL YEAR ENDED SEPTEMBER 30, 2000 AS COMPARED TO
               ---------------------------------------------------
                      FISCAL YEAR ENDED SEPTEMBER 30, 1999
                      ------------------------------------

     Net sales for the fiscal year ended September 30, 2000 were $26,879,000 which represents a decrease of $292,000 or approximately 1% from the net sales of $27,171,000 for the fiscal year ended September 30, 1999. Net sales for fiscal 1999 included a non-recurring licensing and development fee of $740,000 received from Adobe for integration of certain technology from the Company's Redwing product into Adobe Acrobat. Exclusive of the fiscal 1999 Adobe sales, net sales increased by $448,000 or approximately 2% in fiscal 2000. This increase in sales results from an increase of the Company's Monarch, Monarch|ES and third-party product sales. In fiscal 2000 and 1999 respectively, Monarch and Monarch|ES products accounted for approximately 59% and 53% of net sales; Quetzal|SC products accounted for approximately 25% and 33% of net sales; and third-party products accounted for approximately 16% and 14%.

     Cost of sales for the fiscal year ended September 30, 2000 were $6,364,000 or approximately 24% of net sales. Cost of sales for the fiscal year ended September 30, 1999 were $6,148,000 or approximately 23% of net sales. Included in the fiscal 1999 cost of sales were $420,000 of non-recurring costs paid to a third-party developer for a one-time customization of the Company's Redwing product. Excluding these costs, fiscal 1999 cost of sales, would have been $5,728,000 or approximately 21% of net sales. This increase in cost of goods sold as a percentage of net sales results from the increase in net sales of the Company's third-party product lines, which produce lower margins.

     Engineering and product development expenses were $1,837,000 for the fiscal year ended September 30, 2000, which represents a decrease of $549,000 or approximately 23% from $2,386,000 for the fiscal year ended September 30, 1999. This decrease does not imply that the Company's development efforts are slowing but is reflective of a reduction of expenditures for development efforts undertaken by developers under contract to the Company and internal quality assurance personnel for the Company's Monarch|ES and Questzal|SC products.

     Selling, general and administrative expenses were $19,617,000 for the fiscal year ended September 30, 2000, which represents a decrease of $2,680,000 or approximately 12% from $22,297,000 for the fiscal year ended September 30, 1999. Included in the expenses for fiscal 1999 were approximately $571,000 of non-recurring legal expenses associated with litigation, which was settled in fiscal 1999. Excluding these fees, fiscal 1999 selling, general and administrative expenses would have been $21,726,000 and, accordingly, selling, general and administrative expenses, decreased by $2,109,000 or approximately 10% in fiscal 2000. This decrease is primarily due to the reduction of personnel in the Company's worldwide operations pursuant to a restructuring during the fourth quarter of fiscal 1998 and the third quarter of fiscal 1999, as well as a decrease in promotional activities associated with the Company's Monarch product.

     As a result of the foregoing the Company recorded a loss from operations for the fiscal year ended September 30, 2000 of $939,000, which compares to a loss from operations of $4,309,000 for the fiscal year ended September 30, 1999. The Company has not recorded any benefit for income taxes in fiscal 2000 on the net loss from operations as management believes it is unlikely that such benefit would be realized. During fiscal 1999, the Company recorded an income tax benefit of approximately $412,000 on the net loss from operations up to the amount of recoverable tax refunds as that amount was likely to be realized.

     Net loss for fiscal 2000 was $990,000, which compares to a net loss of $3,847,000 for the fiscal 1999.

               FISCAL YEAR ENDED SEPTEMBER 30, 1999 AS COMPARED TO
               ---------------------------------------------------
                      FISCAL YEAR ENDED SEPTEMBER 30, 1998
                      ------------------------------------

     Net sales for the fiscal year ended September 30, 1999 were $27,171,000 which represents an increase of $1,875,000 or approximately 7% from the net sales of $25,296,000 for the fiscal year ended September 30, 1998. The increase in sales results from an increase of the Company's Monarch|ES product sales and non-recurring revenue resulting from a one-time license of a customized version of the Company's Redwing product. In fiscal 1999 and 1998 respectively, Monarch and Monarch|ES products accounted for approximately 53% and 51% of net sales; Quetzal|SC products accounted for approximately 33% and 37% of net sales; and third-party products accounted for approximately 14% and 11%. In fiscal 1999 there were no sales of Macintosh-based products; these products had accounted for approximately 1% of net sales in fiscal 1998, owing to the disposition of the product line in early fiscal 1998.

     Cost of sales for the fiscal year ended September 30, 1999 were $6,148,000 or approximately 23% of net sales. Cost of sales for the fiscal year ended September 30, 1998 were $5,213,000 or approximately 21% of net sales. Included in the cost of sales for fiscal 1999 were $420,000 of non-recurring engineering costs paid to a third-party developer for a one-time customization of the Company's Redwing product. Excluding these expenses from the cost of sales, cost of sales for fiscal 1999 would have been $5,728,000 or approximately 21% of net sales, which is comparable to cost of sales for fiscal 1998.

     Engineering and product development expenses include those expenditures attributable to both internal development efforts and efforts undertaken by third-party developers. Engineering and product development expenses were $2,386,000 for the fiscal year ended September 30, 1999, a decrease of $997,000 or approximately 29% from $3,383,000 for the fiscal year ended September 30, 1998. This decrease was due to the discontinuance in October, 1998 of parallel external development efforts undertaken for Quetzal|SC during fiscal 1998.

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

     As a result of the foregoing, the net loss from operations for the fiscal year ended September 30, 1999 was $4,309,000, which compares to a net loss from operations of $10,504,000 for the fiscal year ended September 30, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     Working capital decreased by approximately $499,000 during the fiscal year ended September 30, 2000, primarily as a result of the loss recorded in fiscal 2000. Cash used in operating activities in fiscal 2000 was $156,000.

     Management believes that its anticipated capital needs for future operations will be satisfied through at least September 30, 2001 by funds generated from operations and by availability under the Company's bank lines of credit. On December 22, 2000, the bank approved and committed to the renewal of these lines which will provide for working capital borrowings up to $3,500,000 through December 31, 2001. The Company and the bank are currently in the process of completing the final renewal documents. As of September 30, 2000, advances from working capital lines amounted to $960,000. The lines contain customary covenants which require, among other items, a minimum level of consolidated tangible net worth and the maintenance of a minimum liquidity ratio, as defined. As of September 30, 2000, the Company was in default on its covenant to maintain the minimum level of consolidated net worth. The bank subsequently waived the default on this covenant.

     Management believes that the Company's current operations are not materially impacted by the effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which, as amended, is effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS No. 133, as required, on October 1, 2000. The adoption will not have a material impact on the Company's consolidated financial statements.

     The Securities and Exchange Commission has released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which sets forth its views regarding how revenue should be recognized in financial statements. The Company's revenue recognition practices are in conformity with accounting standards generally accepted in the U.S., and the adoption of this bulletin, as required, on October 1, 2000 will not have a material impact on the Company's consolidated financial statements.

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

     Since January 1, 2000, a few of the Company's customers have reported Year 2000 compliance issues with the Company's products. All known product Year 2000 compliance issues are considered minor in nature and, to our knowledge, have not adversely affected mission critical operations of any of the Company's customers. All known product related Year 2000 compliance issues have been corrected by free-of-charge product updates. The Company believes that no material costs or material adverse effects will result from product related Year 2000 compliance issues.

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

Dependence on Principal Products

     In fiscal 2000, Monarch and Monarch|ES products and Quetzal|SC products accounted for approximately 59% and 25%, respectively, of the Company's net sales. The Company is wholly dependent on Monarch, Monarch|ES and Quetzal|SC products. As a result, any factor adversely affecting sales of either of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

International Sales

     In 2000, 1999 and 1998, international sales accounted for approximately 52%, 55% and 56%, respectively, of the Company's net sales. The Company anticipates that international sales will continue to account for a significant percentage of its net sales. A significant portion of the Company's net sales will therefore be subject to risks associated with international sales, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company's intellectual property overseas, seasonality of sales and potentially adverse tax consequences.

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

Year 2000 Issue

     Although the Company does not expect that the Year 2000 issue will have a material effect on the Company's results of operations or financial condition, the Company is potentially exposed to Year 2000 issues with respect to internal software and external product offerings. If the Company's internal systems or its products fail to operate properly as a result of Year 2000, the Company's results of operations and financial condition could be materially and adversely impacted. The Company continues to evaluate the Year 2000 issue. See "Year 2000 Readiness Disclosure Statement" which appears immediately before this "Risk Factors" section of this Annual Report on Form 10-K, for a discussion of the Company's Year 2000 readiness and the risks associated with the Year 2000 issue.

Competition in the PC Software Industry

     The software market for personal computers is highly competitive and characterized by continual change and improvement in technology. Several of the Company's existing and potential competitors including IBM, Remedy, Actuate and Seagate have substantially greater financial, marketing and technological resources than the Company. No assurance can be given that the Company will have the resources required to compete successfully in the future.

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

Indirect Distribution Channels

     During fiscal 2000, 1999 and 1998, the Company derived approximately 29%, 26% and 22%, respectively, of its net sales through resellers, none of which are under the direct control of the Company. The loss of major resellers of the Company's products, or a significant decline in their sales, could have a material adverse effect on the Company's operating results. Other than Ingram Micro Inc., which accounted for approximately 16%, 15%, and 12% of the Company's fiscal 2000, 1999 and 1998 net sales, respectively, no reseller or other customer accounted for more than 10% of the Company's revenues in fiscal 2000, 1999 or 1998. There can be no assurance that the Company will be able to attract or retain additional qualified resellers or that any such resellers will be able to effectively sell the Company's products. The Company seeks to select and retain resellers on the basis of their business credentials and their ability to add value through expertise in specific vertical markets or application programming expertise. In addition, the Company relies on resellers to provide post-sales service and support, and any deficiencies in such service and support could adversely affect the Company's business.

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


ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

     At September 30, 2000, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company holds no investment securities that would require disclosure of market risk.

Primary Market Risk Exposures.

     The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company utilizes U.S. dollar denominated borrowings to fund its operational needs through its $3,500,000 working capital line of credit agreements. The lines, which currently bear an interest rate of prime plus 1% (10.5% at September 30, 2000), are subject to annual renewal. Had the interest rates under the lines of credit been 10% greater or lesser than actual rates, the impact would not have been material in the Company's consolidated financial statements for the period ended September 30, 2000. As of September 30, 2000, the Company had approximately $960,000 in outstanding borrowings under working capital lines.

     The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to the Company's international subsidiaries, if any, are usually considered to be of a long-term investment nature. Therefore, the majority of currency movements are reflected in the Company's other comprehensive income. There are, however, certain situations where the Company will invoice customers in currencies other than its own. Such gains or losses, whether realized or unrealized, are reflected in income. These have not been material in the past nor does management believe that they will be material in the future. Currently the Company does not engage in foreign currency hedging activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The information required by this item is set forth in Item 14(a) under the captions "Consolidated Financial Statements" and "Consolidated Financial Statement Schedule" as a part of this Annual Report on Form 10-K.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Information with respect to Directors may be found under the caption "Election of Directors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2000. Such information is incorporated herein by reference. Information with respect to the Company's executive officers may be found under the caption "Executive Officers of the Registrant" appearing in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information set forth under the caption "Compensation and Other Information Concerning Directors and Officers" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2000 is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information set forth under the caption "Principal Holders of Voting Securities" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2000 is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information set forth under the caption "Certain Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2000 is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     The following documents are filed as part of this report:

(a)  1.    CONSOLIDATED FINANCIAL STATEMENTS

           Independent Auditors' Report
           Consolidated Balance Sheets as of September 30, 2000 and 1999 Consolidated Statements of Operations for the Years Ended September 30, 2000, 1999 and 1998.
           Consolidated Statements of Changes in Shareholders' Equity for the Years Ended September 30, 2000, 1999 and 19978
           Consolidated Statements of Cash Flows for the Years Ended September 30, 2000, 1999 and 1998.
           Notes to Consolidated Financial Statements

     2.    FINANCIAL STATEMENT SCHEDULE

           Schedule VIII Valuation and Qualifying Accounts

           Allother schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

           The Independent Auditors' Report included with the Consolidated Financial Statements under Item 14(a)1 above contains the Independent Auditors' Report on the Consolidated Financial Statement Schedule.

     3.    LIST OF EXHIBITS

 EX. NO                                 DESCRIPTION
 ------                                 -----------

  (1)  3.1     Restated Certificate of Incorporation of the Registrant (Exhibit
               3.2)

  (1)  3.2     By-Laws, as amended, of the Registrant (Exhibit 3.3)

  (1)  4.1     Specimen certificate representing the Common Stock (Exhibit 4.4)

  (6) 10.1 Sub-Lease, dated April 30, 1999, by and between Datawatch Corporation and Eastman Kodak Company (Exhibit 10.1)

  (1) 10.2*    1987 Stock Plan (Exhibit 10.7)

  (1) 10.3*    Form of Incentive Stock Option Agreement of the Registrant
               (Exhibit 10.8)

  (1) 10.4*    Form of Nonqualified Stock Option Agreement of the Registrant
               (Exhibit 10.9)

  (1) 10.5 Software Development and Marketing Agreement by and between Personics Corporation and Raymond Huger, dated January 19, 1989 (Exhibit 10.12)

      10.6 Commercial Security Agreement between Datawatch Corporation and Silicon Valley Bank doing business as Silicon Valley East, dated November 1, 1994 (filed herewith)

      10.7 Commercial Security Agreement between Personics Corporation and Silicon Valley Bank doing business as Silicon Valley East, dated November 1, 1994 (filed herewith)

  (2) 10.8*    Executive Agreement between the Company and Bruce R. Gardner, dated April 11, 1996 (Exhibit 10.3)

  (3) 10.9*    1996 Non-Employee Director Stock Option Plan, as amended on
               December 10, 1996 (Exhibit 10.30)

  (3) 10.10*   1996 International Employee Non-Qualified Stock Option Plan
               (Exhibit 10.31)

  (4) 10.11    Amended and Restated Letter Agreement, dated February 12, 1997, by and between Datawatch Corporation, Personics Corporation and Silicon Valley Bank (Exhibit 10.1)

  (4) 10.12    Promissory Note, dated February 12, 1997, by and between
               Datawatch Corporation, Personics Corporation and Silicon Valley
               Bank (Exhibit 10.2).

      10.13*   1996 Stock Plan as amended as of March 28, 2000 (filed herewith)

  (5) 10.14    Loan Modification Agreement, dated March 16, 1999, by and between
               Datawatch Corporation, Personics Corporation and Silicon Valley
               Bank (Exhibit 10.1)

  (6) 10.15    Loan Modification Agreement, dated December 27, 1999, by and between Datawatch Corporation and Silicon Valley Bank (Exhibit
               10.22)

  (6) 10.16    Intellectual Property Security Agreement, dated December 27, 1999 by and between Datawatch Corporation and Silicon Valley Bank
               (Exhibit 10.23)

  (6) 10.17    Export-Import Bank Loan and Security Agreement, dated December
               27, 1999, by and among Datawatch Corporation, Datawatch
               International Limited, Datawatch Europe Limited, Guildsoft
               Limited and Silicon Valley Bank in favor of Export-Import Bank of the United States (Exhibit 10.24)

  (6) 10.18*   Contract of Employment, dated February 24, 1997, by and between
               WorkGroup Systems Limited and Robert Hagger (Exhibit 10.25)

  (6) 10.19*   Amendment to Contract of Employment dated February 24, 1997, by and between WorkGroup Systems Limited and Robert Hagger, dated
               July 15, 1999 (Exhibit 10.26)

  (6) 10.20    Mortgage Debenture, dated December 27, 1999, by and between
               Datawatch Europe Limited and Silicon Valley Bank (Exhibit 10.27)

  (6) 10.21    Deed of Guarantee, dated December 27, 1999, by and between
               Datawatch Europe Limited and Silicon Valley Bank (Exhibit 10.28)

  (6) 10.22    Mortgage Debenture, dated December 27, 1999, by and between
               Datawatch International Limited and Silicon Valley Bank (Exhibit
               10.29)

  (6) 10.23    Deed of Guarantee, dated December 27, 1999, by and between
               Datawatch International Limited and Silicon Valley Bank (Exhibit
               10.30)

  (6) 10.24    Mortgage Debenture, dated December 27, 1999, by and between
               Guildsoft Limited and Silicon Valley Bank (Exhibit 10.31)

  (6) 10.25    Deed of Guarantee, dated December 27, 1999, by and between
               Datawatch Guildsoft Limited and Silicon Valley Bank (Exhibit
               10.32)

  (6) 10.26    Export-Import Bank of the United States Working Capital Guarantee
               Program Borrower Agreement, dated December 27, 1999, by and among
               Datawatch Corporation, Datawatch International Limited, Datawatch
               Europe Limited, Guildsoft Limited and Silicon Valley Bank in favor of Export-Import Bank of the United States (Exhibit 10.33)

      10.27 Lease, dated August 31, 2000, by and between Fortune Wakefield,LLC and Datawatch Corporation (filed herewith)

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

(5) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 10).

(6) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).

(b)  REPORTS ON FORM 8-K

     No current report on Form 8-K was filed during the quarterly period ended September 30, 2000.

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

                                                   Datawatch Corporation

Date:    December 29, 2000                  By:   /s/ Bruce R. Gardner
                                                  --------------------------
                                                  Bruce R. Gardner
                                                  President, Chief Executive
                                                  Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                   TITLE                                DATE

/s/ Bruce R. Gardner        President, Chief Executive        December 29, 2000
-------------------------   Officer and Director
Bruce R. Gardner            (Principal Executive Officer)


/s/ Alan MacDougall         Vice President Finance,           December 29, 2000
-------------------------   Chief Financial Officer
Alan MacDougall             and Treasurer (Principal
                            Financial and Accounting
                            Officer)

/s/ Jerome Jacobson         Director                          December 29, 2000
-------------------------
Jerome Jacobson

/s/ David T. Riddiford      Director                          December 29, 2000
-------------------------
David T. Riddiford

/s/ Terry W. Potter         Director                          December 29, 2000
-------------------------
Terry W. Potter

          DATAWATCH CORPORATION AND
          SUBSIDIARIES



          INDEPENDENT AUDITORS' REPORT



          CONSOLIDATED FINANCIAL STATEMENTS
          As of September 30, 2000 and for the Three Years
          Ended September 30, 2000

DATAWATCH CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                        PAGE

INDEPENDENT AUDITORS' REPORT                                              1

CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2000 AND 1999
   AND FOR THE THREE YEARS ENDED SEPTEMBER 30, 2000:

   Consolidated Balance Sheets                                            2

   Consolidated Statements of Operations                                  3

   Consolidated Statements of Shareholders' Equity                        4

   Consolidated Statements of Cash Flows                                  5

   Notes to Consolidated Financial Statements                             6

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Datawatch Corporation
Lowell, Massachusetts

We have audited the accompanying consolidated balance sheets of Datawatch Corporation (the "Company") and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datawatch Corporation and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Deloitte & Touche LLP

Boston, Massachusetts
November 10, 2000 (December 22, 2000 as to Note 8)

DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------------------------

ASSETS                                                                   2000              1999

CURRENT ASSETS:
  Cash and equivalents                                              $  1,695,832      $  1,684,485
  Short-term investments                                                 348,121         1,479,698
  Accounts receivable, less allowance for doubtful accounts and sales returns of approximately $588,000 in 2000 and
   $467,000 in 1999                                                    7,662,454         7,282,452
  Income tax recoverable                                                    --             230,922
  Inventories                                                            395,291           409,753
  Prepaid advertising and other expenses                                 943,465           713,618
                                                                    ------------      ------------
           Total current assets                                       11,045,163        11,800,928
                                                                    ------------      ------------
PROPERTY AND EQUIPMENT:
  Office furniture and equipment                                       3,592,708         4,096,358
  Manufacturing and engineering equipment                                212,891           202,187
                                                                    ------------      ------------
                                                                       3,805,599         4,298,545

  Less accumulated depreciation and amortization                      (2,635,005)       (2,805,418)
                                                                    ------------      ------------
           Net property and equipment                                  1,170,594         1,493,127
                                                                    ------------      ------------
OTHER ASSETS                                                             945,844           942,128
                                                                    ------------      ------------
EXCESS OF COST OVER NET ASSETS OF
  ACQUIRED COMPANIES - Less accumulated
    amortization of  approximately $2,503,000 in 2000 and
    $2,370,000 in 1999                                                   411,216           544,572
                                                                    ------------      ------------
                                                                    $ 13,572,817      $ 14,780,755
                                                                    ============      ============
  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts payable                                                $  2,064,501      $  2,851,120
    Accrued expenses                                                   1,589,423         1,136,365
    Deferred revenue                                                   2,092,002         1,619,715
    Borrowings under credit lines                                        960,000         1,313,705
    Current portion of long-term obligations                                --              42,143
                                                                    ------------      ------------
             Total current liabilities                                 6,705,926         6,963,048
                                                                    ------------      ------------


  COMMITMENTS AND CONTINGENCIES
    (Notes 6, 7 and 8)

  SHAREHOLDERS' EQUITY:
    Preferred stock, par value $.01- authorized,
      1,000,000 shares; no shares issued                                    --                --
    Common stock, par value $.01- authorized,
      20,000,000 shares; issued, 9,408,326 shares and
      9,221,165 shares in 2000 and 1999, respectively;
      outstanding, 9,376,274 shares and 9,189,113
      shares in 2000 and 1999, respectively                               94,083            92,211
    Additional paid-in capital                                        20,165,954        19,864,296
    Accumulated deficit                                              (12,666,364)      (11,676,735)
    Accumulated other comprehensive loss                                (586,394)         (321,677)
                                                                    ------------      ------------
                                                                       7,007,279         7,958,095

    Less treasury stock, at cost - 32,052 shares                        (140,388)         (140,388)
                                                                    ------------      ------------
            Total shareholders' equity                                 6,866,891         7,817,707
                                                                    ------------      ------------
                                                                    $ 13,572,817      $ 14,780,755
                                                                    ============      ============

See notes to consolidated financial statements.

DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
---------------------------------------------------------------------------------------------

                                                  2000              1999              1998
NET SALES:
  PC-based products                          $ 26,879,411      $ 27,171,401      $ 25,123,468
  Macintosh-based products                           --                --             172,254
                                             ------------      ------------      ------------
           Net sales                           26,879,411        27,171,401        25,295,722
                                             ------------      ------------      ------------
COSTS AND EXPENSES:
  Cost of sales                                 6,363,695         6,147,938         5,212,595
  Engineering and product development           1,837,289         2,386,256         3,383,260
  Selling, general and administrative          19,617,343        22,297,320        24,524,839
  Restructuring and centralization costs             --             648,767         2,679,460
                                             ------------      ------------      ------------
           Total costs and expenses            27,818,327        31,480,281        35,800,154
                                             ------------      ------------      ------------
LOSS FROM OPERATIONS                             (938,916)       (4,308,880)      (10,504,432)

INTEREST EXPENSE                                 (153,071)         (135,562)          (62,306)

INTEREST INCOME AND OTHER                         114,901           179,846           470,367

GAIN ON SALE OF PRODUCT LINE                         --                --          15,431,253

FOREIGN CURRENCY TRANSACTION
  GAINS (LOSSES)                                  (12,543)            5,785           (30,886)

BENEFIT (PROVISION) FOR INCOME TAXES                 --             411,630          (600,000)
                                             ------------      ------------      ------------
NET (LOSS) INCOME                            $   (989,629)     $ (3,847,181)     $  4,703,996
                                             ============      ============      ============
NET (LOSS) INCOME PER SHARE - Basic          $      (0.11)     $      (0.42)     $       0.52
                                             ============      ============      ============
NET (LOSS) INCOME PER SHARE - Diluted        $      (0.11)     $      (0.42)     $       0.51
                                             ============      ============      ============
WEIGHTED-AVERAGE NUMBER OF
  SHARES OUTSTANDING - Basic                    9,267,738         9,160,831         9,133,385

ADJUSTMENT FOR POTENTIAL COMMON
  STOCK                                              --                --             176,868
                                             ------------      ------------      ------------
WEIGHTED-AVERAGE NUMBER
  OF SHARES OUTSTANDING - Diluted               9,267,738         9,160,831         9,310,253
                                             ============      ============      ============

See notes to consolidated financial statements.

DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                              ADDITIONAL
                                                   COMMON STOCK                PAID-IN                TREASURY STOCK
                                             SHARES            AMOUNT          CAPITAL            SHARES           AMOUNT

BALANCE, SEPTEMBER 30, 1997                  9,116,113      $     91,160     $ 19,737,963          (32,052)     $   (140,388)
  Stock options exercised                       64,251               643           85,924             --                --
  Comprehensive income:
    Translation adjustment                        --                --               --               --                --
    Net income                                    --                --               --               --                --
                                          ------------      ------------     ------------     ------------      ------------
           Total comprehensive income

BALANCE, SEPTEMBER 30, 1998                  9,180,364            91,803       19,823,887          (32,052)         (140,388)
  Stock options exercised                       40,801               408           40,409             --                --
  Comprehensive loss:
    Translation adjustment                        --                --               --               --                --
    Net loss                                      --                --               --               --                --
                                          ------------      ------------     ------------     ------------      ------------
           Total comprehensive loss

BALANCE, SEPTEMBER 30, 1999                  9,221,165            92,211       19,864,296          (32,052)         (140,388)
  Stock options exercised                      187,161             1,872          301,658             --                --
  Comprehensive loss:
    Translation adjustment                        --                --               --               --                --
    Net loss                                      --                --               --               --                --
                                          ------------      ------------     ------------     ------------      ------------
           Total comprehensive loss

BALANCE, SEPTEMBER 30, 2000                  9,408,326      $     94,083     $ 20,165,954          (32,052)     $   (140,388)
                                          ============      ============     ============      ============

                                                             ACCUMULATED
                                                                OTHER        COMPREHENSIVE
                                           ACCUMULATED      COMPREHENSIVE        INCOME
                                             DEFICIT        INCOME (LOSS)        (LOSS)            TOTAL

BALANCE, SEPTEMBER 30, 1997               $(12,533,550)     $   (230,336)                       $  6,924,849
  Stock options exercised                         --                --                                86,567
  Comprehensive income:
    Translation adjustment                        --             (78,930)     $    (78,930)          (78,930)
    Net income                               4,703,996              --           4,703,996         4,703,996
                                          ------------      ------------      ------------      ------------
           Total comprehensive income                                         $  4,625,066
                                                                              ============

BALANCE, SEPTEMBER 30, 1998                 (7,829,554)         (309,266)                         11,636,482
  Stock options exercised                         --                --                                40,817
  Comprehensive loss:
    Translation adjustment                        --             (12,411)     $    (12,411)          (12,411)
    Net loss                                (3,847,181)             --          (3,847,181)       (3,847,181)
                                          ------------      ------------      ------------      ------------
           Total comprehensive loss                                           $ (3,859,592)
                                                                              ============

BALANCE, SEPTEMBER 30, 1999                (11,676,735)         (321,677)                          7,817,707
  Stock options exercised                         --                --                               303,530
  Comprehensive loss:
    Translation adjustment                        --            (264,717)     $   (264,717)         (264,717)
    Net loss                                  (989,629)             --            (989,629)         (989,629)
                                          ------------      ------------      ------------      ------------
           Total comprehensive loss                                           $ (1,254,346)
                                                                              ============
BALANCE, SEPTEMBER 30, 2000               $(12,666,364)     $   (586,394)                       $  6,866,891
                                          ============      ============                        ============

See notes to consolidated financial statements.

DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------------------------------------------------
                                                                               2000              1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                       $   (989,629)     $ (3,847,181)     $  4,703,996
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
      Depreciation and amortization                                          1,108,231         1,151,719         1,300,813
      Amortization of interest on short-term investments                        (4,290)         (121,003)         (176,034)
      Gain on sale of product lines                                               --                --         (15,431,253)
      Changes in current assets and liabilities, net of acquisitions:
        Accounts receivable                                                   (567,806)       (1,535,541)        1,036,395
        Inventories                                                             (3,341)           96,117           275,884
        Prepaid advertising and other expenses                                (277,873)          918,675           482,255
        Accounts payable and accrued expenses                                  (78,928)       (1,026,772)       (1,030,528)
        Deferred revenue                                                       623,988           496,608          (143,020)
        Gain (loss) on disposition of equipment                                 33,290             2,825            (8,537)
                                                                          ------------      ------------      ------------
           Net cash used in operating activities                              (156,358)       (3,864,553)       (8,990,029)
                                                                          ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and fixtures                                          (419,544)         (410,920)         (818,143)
  Proceeds from sale of equipment-net                                           20,603            14,885            18,862
  Proceeds from sale of short-term investments                               2,950,549         7,979,405         6,245,000
  Purchase of short-term investments                                        (1,814,682)       (5,942,690)       (9,464,376)
  Proceeds from sale of product lines                                             --                --          16,750,000
  Capitalized software                                                        (197,057)         (468,354)         (486,925)
  Other assets                                                                 (13,112)         (117,133)          140,194
                                                                          ------------      ------------      ------------
           Net cash provided by investing activities                           526,757         1,055,193        12,384,612
                                                                          ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                                   303,530            40,817            86,567
  Principal payments on long-term obligations                                  (39,603)         (145,460)         (242,769)
  Borrowings (payments) under credit lines - net                              (353,705)        1,063,705           250,000
  Payments of bank term loan                                                      --                --          (1,500,000)
  Restricted cash                                                             (143,299)             --                --
                                                                          ------------      ------------      ------------
           Net cash provided by (used in) financing activities                (233,077)          959,062        (1,406,202)
                                                                          ------------      ------------      ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (125,975)          (40,473)             --
                                                                          ------------      ------------      ------------
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                                 11,347        (1,890,771)        1,988,381

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                      1,684,485         3,575,256         1,586,875
                                                                          ------------      ------------      ------------
CASH AND EQUIVALENTS, END OF YEAR                                         $  1,695,832      $  1,684,485      $  3,575,256
                                                                          ============      ============      ============
SUPPLEMENTAL INFORMATION:
  Interest paid                                                           $    145,355      $    135,562      $     62,306
                                                                          ============      ============      ============
  Income taxes paid (refunds received)                                    $   (231,000)     $       --        $  1,175,000
                                                                          ============      ============      ============
NONCASH INVESTING AND FINANCING ACTIVITIES -
  Equipment acquired under capital lease agreements                       $       --        $       --        $     77,311
                                                                          ============      ============      ============

See notes to consolidated financial statements.

DATAWATCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

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

      ACCOUNTING ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      REVENUE RECOGNITION - Revenue from sales of software products is recognized at the time of shipment when no significant obligations remain and collectibility is probable. The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 60 days from the date of purchase. Software products sold directly to end users include a guarantee under which such customers may return products within 30 to 60 days for a full refund. The Company offers its resellers the ability to return obsolete versions of its products and slow-moving products for credit which can be used against purchases of other Company products on a dollar-for-dollar basis. Revenues are provided for potential returns under these arrangements based upon historical experience and anticipated exposures.

      Revenue from the sale of separate consulting agreements to provide field-service support is deferred at the time of sale. The Company recognizes its revenue on these agreements ratably over their 12-month contractual periods. Revenue from the sale of annual subscription agreements to provide upgrades for minor product improvements is deferred at the time of sale and recognized ratably over their 12-month contractual periods.

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

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      OTHER ASSETS - Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," issued by the Financial Accounting Standards Board ("FASB"), the Company is required to capitalize certain software development and production costs once technological feasibility has been achieved. The cost of purchased software is also required to be capitalized when related to a product which has achieved technological feasibility or that has an alternative future use. For the years ended September 30, 2000, 1999 and 1998, the Company did not capitalize any internal software development costs. For the years ended September 30, 2000, 1999 and 1998, the Company purchased and capitalized software amounting to approximately $197,000, $468,000 and $487,000, respectively. Software development costs incurred prior to achieving technological feasibility are charged to research and development expense as incurred.

      Capitalized software development and purchased software costs are reported at the lower of unamortized cost or net realizable value. Commencing upon initial product release, these costs are amortized using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), generally 12 to 36 months for purchased software. For the years ended September 30, 2000, 1999 and 1998, amortization was approximately $337,000, $267,000 and $125,000, respectively.

      ADVERTISING AND PROMOTIONAL MATERIALS - Advertising costs are expensed as incurred and amounted to approximately $517,000, $475,000 and $339,000 in 2000, 1999 and 1998, respectively. Direct mail/direct response costs are expensed as the associated revenue is recognized. The amortization period is based on historical results of previous mailers (generally three to six months from the date of the mailing). Direct mail expense was approximately $846,000, $1,682,000 and $2,979,000 in 2000, 1999 and 1998,
      respectively. At September 30, 2000 and 1999, deferred direct mail/direct response costs were approximately $186,000 and $117,000, respectively. Such costs are included under the caption "prepaid advertising and other expenses."

      CONCENTRATION OF CREDIT RISKS AND MAJOR CUSTOMERS - The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users under normal credit terms. One customer individually accounted for 16%, 15%, and 12% of net sales in 2000, 1999 and 1998, respectively. This same customer accounted for 34% and 24% of outstanding trade receivables as of September 30, 2000 and 1999, respectively. Other than this customer, no base of customers in one geographic area constitutes a significant portion of sales. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

      INVENTORIES - Inventories consist of software components - primarily software manuals, diskettes and retail packaging materials. Inventories are valued at the lower of cost (first-in, first-out) method or market.

      PROPERTY AND EQUIPMENT - Purchased equipment and fixtures are recorded at cost. Leased equipment accounted for as capital leases is recorded at the present value of the minimum lease payments required during the lease terms. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or over the terms, if shorter, of the related leases. Useful lives and lease terms range from three to seven years. The cost and the related accumulated amortization of equipment leased under capital lease agreements were approximately $687,000 and $683,000 at September 30, 2000, respectively, and approximately $804,000 and $746,000 at September 30, 1999, respectively. Amortization expense was approximately $48,000, $149,000 and $232,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      PROPERTY AND EQUIPMENT (CONTINUED) - The Company adopted the provisions of the AICPA Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," on October 1, 2000. This statement requires certain expenditures made for internal use software to be capitalized. For the year ending September 30, 2000, no amounts were capitalized as there were no projects where the criteria for capitalization was met.

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

      EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share reflect the weighed-average number of common shares outstanding during each period. Diluted earnings (loss) per share reflect the impact, when dilutive, of the exercise of options using the treasury stock method. The Company's stock options were antidilutive in 2000 and 1999. Options to purchase approximately 275,000 shares and 43,000 shares in 2000 and 1999, respectively, were therefore excluded from the treasury stock calculation.

      FOREIGN CURRENCY TRANSLATIONS AND TRANSACTIONS - The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." The related translation adjustments are reported as a separate component of shareholders' equity under the heading "Accumulated Other Comprehensive Income (Loss)." Gains and losses resulting from transactions and related accounts that are denominated in currencies other than the U.S. dollar are included in the net operating results of the Company.

      STOCK-BASED COMPENSATION - The Company accounts for stock option awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, including Financial Accounting Standards Board Interpretation ("FIN") No. 44, "Accounting for Certain Transactions involving Stock Compensation." The Company has not awarded stock options to nonemployees. The difference between accounting for stock-based compensation under APB Opinion No. 25, and SFAS No. 123, "Accounting for Stock-Based Compensation," is disclosed in Note 10.

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      OTHER COMPREHENSIVE INCOME (LOSS) - The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income" which provides standards for reporting items considered to be "comprehensive income" and uses the term "other comprehensive income" to refer to revenues, expenses, gains and losses that are included in comprehensive income under accounting principles generally accepted in the United States of America but excluded from net income. Currently the only items presented in the Company's consolidated financial statements that are considered other comprehensive income (loss) as defined in SFAS No. 130 are cumulative foreign currency translation adjustments, which are recorded as a component in the accompanying consolidated statements of stockholders' equity. Accumulated other comprehensive income (loss) reported in the accompanying consolidated balance sheets consists only of foreign currency translation adjustments.

      RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is effective for fiscal year beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS No. 133, as required, on October 1, 2000. The adoption will not have a material impact on the Company's consolidated financial statements.

      The Securities and Exchange Commission has released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which sets forth its views regarding how revenue should be recognized in financial statements. The Company's revenue recognition practices are in conformity with accounting standards generally accepted in the United States of America, and the adoption of this bulletin, as required, on October 1, 2000 will not have a material impact on the Company's consolidated financial statements.

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

4.    INVENTORIES

      Inventories consisted of the following at September 30:

                                                   2000            1999

        Materials                                $247,089        $233,830
        Finished goods                            148,202         175,923
                                                 --------        --------
        Total                                    $395,291        $409,753
                                                 ========        ========

5.    ACCRUED EXPENSES

      Accrued expenses consisted of the following at September 30:

                                                      2000           1999

        Accrued salaries and benefits             $  170,837     $  247,840
        Accrued royalties and commissions            846,944        557,518
        Accrued professional fees                    212,060        104,917
        Other                                        359,582        226,090
                                                  ----------     ----------
        Total                                     $1,589,423     $1,136,365
                                                  ==========     ==========

6.    COMMITMENTS

      LEASES - The Company leases various facilities, equipment and automobiles in the U.S. and overseas under noncancelable operating leases which expire through 2017. The lease agreements generally provide for the payment of minimum annual rentals, pro-rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $953,000, $1,023,000 and $1,006,000 for the years ended September 30, 2000, 1999 and
      1998, respectively.

      As of September 30, 1999, minimum rental commitments under noncancelable operating leases are as follows:

        Year Ending September 30

        2001                                          $  832,156
        2002                                             675,750
        2003                                             469,386
        2004                                             394,475
        2005                                             386,026
        Thereafter                                       996,050
                                                      ----------
        Total minimum lease payments                  $3,753,843
                                                      ==========

      ROYALTIES - The Company is also committed to pay royalties relating to the sales of certain software products. Royalty expense included in cost of sales was approximately $1,894,000, $1,637,000 and $1,380,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

7.    LITIGATION

      The Company is not a party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial statements or its business.

8.    FINANCING ARRANGEMENTS

      LINE OF CREDIT - On December 22, 2000, the bank approved and committed to the renewal of the Company's two line-of-credit agreements which will provide for working capital borrowings through December 31, 2001. The lines provide for maximum borrowings up to the lesser of $3,500,000 or for anywhere from 50% to 90% of defined eligible accounts receivable. Borrowings under the lines are collateralized by substantially all assets of the Company and a maximum of $2,000,000 is guaranteed by the Export-Import Bank of the United States. Outstanding borrowings bear interest at the bank's prime rate plus 1% (10.5% at September 30, 2000). The lines of credit contain customary covenants which require, among other items, a minimum level of consolidated tangible net worth and the maintenance of a minimum liquidity ratio, as defined.

      As of September 30, 2000 and 1999, there were approximately $960,000 and $1,314,000, respectively, of outstanding borrowings under then existing line-of-credit agreements. As of September 30, 2000, the Company was in default on its covenant to maintain the minimum level of consolidated net worth under covenants. The bank subsequently waived this default and has modified this covenant in the renewed line-of-credit agreements. As of September 30, 2000, available borrowings under the agreements were $1,187,000.

      LETTER OF CREDIT - The Company has an irrevocable standby letter of credit with a bank securing performance of a five-year property lease. The Company has reserved a term deposit in the amount of approximately $143,000 to secure the letter of credit. This term deposit is included in other long-term assets.

      CAPITAL LEASE OBLIGATIONS - The Company leases certain office and computer equipment under capital leases. The future minimum lease payments under the noncancelable capital lease obligation at September 30, 2000 was $356. The present value of this obligation was $317 and is included in accounts payable at that date.

9.    INCOME TAXES

      The (benefit) provision for income taxes consisted of the following for the years ended September 30:

                                                 2000             1999             1998
        Current:
          Federal                           $      --        $  (412,000)     $   580,000
          State                                    --               --             10,000
          Foreign                                  --               --             10,000
                                            -----------      -----------      -----------
                                                   --           (412,000)         600,000
                                            -----------      -----------      -----------
        Deferred:
          Federal                              (547,000)         525,000        1,663,000
          State                                 (97,000)         387,000          688,000
          Foreign                                96,000           22,000       (1,621,000)
          Change in valuation allowance         548,000         (934,000)        (730,000)
                                            -----------      -----------      -----------

                                                   --               --               --
                                            -----------      -----------      -----------
        Total                               $      --        $  (412,000)     $   600,000
                                            ===========      ===========      ===========

      At September 30, 2000, the Company had federal tax loss carryforwards of approximately $2,600,000 expiring in 2019 and had approximately $4,200,000 in state tax loss carryforwards, which commence expiring in 2004. An alternative minimum tax credit of approximately $132,000 is available for offset against future regular federal taxes. Research and development credits of approximately $370,000 (federal) and $39,000 (state) expire beginning in 2007. In addition, tax loss carryforwards in certain foreign jurisdictions total approximately $3,600,000.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards and credits.

      The tax effects of significant items comprising the Company's net deferred tax position as of September 30 were as follows:

                                                        2000            1999
        Deferred tax liabilities:
           Depreciation and amortization           $   (81,000)    $  (153,000)
           Prepaid expenses                            (69,000)       (174,000)
                                                   -----------     -----------
                                                      (150,000)       (327,000)
                                                   -----------     -----------
        Deferred tax assets:
          Goodwill                                     339,000         337,000
          Deferred revenue                             185,000            --
          Accounts and notes receivable reserves       193,000         180,000
          Net operating loss carryforwards           2,690,000       2,650,000
          Research and development credits             404,000         289,000
          Alternative minimum tax credits              155,000         132,000
          Other                                        123,000         130,000
                                                   -----------     -----------
                                                     4,089,000       3,718,000
                                                   -----------     -----------
        Total                                        3,939,000       3,391,000

        Valuation allowance                         (3,939,000)     (3,391,000)
                                                   -----------     -----------
        Deferred taxes, net                        $      --       $      --
                                                   ===========     ===========

      The Company has experienced significant losses from operations both domestically and internationally over the past several years. Accordingly, management does not believe the tax assets satisfy the realization criteria set forth in SFAS No. 109 and has thus recorded a valuation allowance for the entire net tax asset. The valuation allowance increased by approximately $548,000 in 2000 because of the increase in the net deferred tax asset during the year, primarily related to deferred revenue and credit carryforwards.

      The following table reconciles the Company's effective tax rate to the federal statutory rate of 34% for the years ended September 30, 2000, 1999 and 1998:

                                                                    2000             1999             1998
        (Benefit) taxes at federal statutory rate              $  (336,000)     $(1,785,000)     $ 1,803,000
        Reversal of valuation allowances against
          net operating loss carryforwards                            --               --         (2,066,000)
        Provision of valuation allowance against currently
          generated net operating loss carryforwards               398,000        1,160,000          962,000
        Benefit of research credits                                   --               --           (280,000)
        Nondeductible goodwill                                        --               --             96,000
        Other                                                      (62,000)         213,000           85,000
                                                               -----------      -----------      -----------
        (Benefit) provision for income taxes                   $      --        $  (412,000)     $   600,000
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

      The Company's 1996 Non-Employee Director Stock Option Plan (the "1996 Director Plan"), which was amended December 10, 1996, provided for an initial grant of 12,000 options to each non-employee director elected as a member of the Board of Directors and for the subsequent automatic annual grant of 4,000 options (at the then-current fair market value) to each member as long as that member remains on the Board of Directors. Options granted pursuant to this plan vest at 8.33% during each three-month period subsequent to date of grant so as to be fully vested three years from date of grant. As of February 16, 2000, the Company may no longer issue stock options under the 1996 Director Plan.

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

      Selected information regarding the above stock option plans as of and for the year ended September 30, 2000 is as follows:

                                            SHARES
                                          AUTHORIZED    AVAILABLE FOR
                                           FOR GRANT    FUTURE GRANT

        1987 Stock Option Plan               790,791          --
        1996 Director Plan                    72,000          --
        1996 International Plan              200,000        20,749
        1996 Stock Plan                    1,250,000       236,431
                                           ---------     ---------
                                           2,312,791       257,180
                                           =========     =========

      The following table is a summary of activity for all of the Company's stock option plans:
                                                                  WEIGHTED-
                                                                   AVERAGE
                                                    OPTIONS        EXERCISE
                                                  OUTSTANDING       PRICE

        Outstanding, September 30, 1997              771,709       $   1.92

            Granted                                  388,200           2.30
            Canceled                                (181,499)          2.19
            Exercised                                (64,251)          1.35
                                                   ---------       --------
        Outstanding, September 30, 1998              914,159           2.06

            Granted                                  518,300           1.21
            Canceled                                (176,517)          1.82
            Exercised                                (40,801)          1.00
                                                   ---------       --------
        Outstanding, September, 30, 1999           1,215,141           1.78

            Granted                                  214,500           2.84
            Canceled                                (161,165)          1.84
            Exercised                               (187,161)          1.62
                                                   ---------       --------
        Outstanding, September 30, 2000            1,081,315           2.01
                                                   =========       ========
        Exercisable, September 30, 2000              584,476           2.07
                                                   =========       ========
        Exercisable, September 30, 1999              446,210       $   2.21
                                                   =========       ========
        Exercisable, September 30, 1998              272,360       $   2.05
                                                   =========       ========

      The following table sets forth information regarding options outstanding at September 30, 2000:

                        OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
------------------------------------------------------------------       ----------------------
                                        WEIGHTED-AVERAGE WEIGHTED-                    WEIGHTED-
                                           REMAINING      AVERAGE                      AVERAGE
        EXERCISE         NUMBER OF       CONTRACTUAL     EXERCISE                     EXERCISE
         PRICES            SHARES       LIFE (YEARS)      PRICE          SHARES        PRICE

     $0.75 -$1.00           6,000            9           $ 0.88             --         $  --
      1.13 - 1.69         578,689            8             1.38          272,644         1.43
      1.75 - 2.56         356,126            7             4.50          273,666         2.27
      3.38 - 4.87         128,500            9             3.57           26,166         4.33
         7.06              12,000            6             7.06           12,000         7.06
                        ---------           --           ------          -------       ------
                        1,081,315            8           $ 2.01          584,476       $ 2.07
                        =========           ==           ======          =======       ======

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

                                                       YEARS ENDED SEPTEMBER 30,
                                                 ---------------------------------------------------------
                                                        2000               1999               1998
        Pro forma net income (loss)                $  (1,171,846)     $  (4,248,287)     $   4,410,742
        Pro forma net income (loss) per share:
          Basic                                    $       (0.13)     $       (0.46)     $        0.48
          Diluted                                          (0.13)             (0.46)              0.47

      The fair values used to compute pro forma net income (loss) and net income
      (loss) per share were estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                    YEARS ENDED SEPTEMBER 30,
                                                  -----------------------------
                                                  2000         1999       1998

        Risk-free interest rate                     6.2 %       5.5 %      5.8 %
        Expected life of option grants (years)      3.0         5.0        5.0
        Expected volatility of underlying stock   116.3 %      75.8 %     92.8 %
        Expected dividend payment rate              0.0 %       0.0 %      0.0 %
        Expected forfeiture rate                    0.0 %       0.0 %      0.0 %

      The weighted-average fair values of stock options granted were $.58, $.79 and $1.71 during the years ended September 30, 2000, 1999 and 1998, respectively.

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

11.   RETIREMENT SAVINGS PLAN

      The Company has a 401(k) retirement savings plan covering substantially all of the Company's full-time domestic employees. Under the provisions of the plan, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company has not made any contributions during 2000, 1999 or 1998.

12.   SEGMENT INFORMATION

      The Company has determined that it has only one reportable segment meeting the criteria established under SFAS No. 131. The Company's chief operating decision maker, as defined, (determined to be the Chief Executive Officer and the Board of Directors) does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company's consolidated operations and operating results.

      The following table presents information about the Company's sales by product lines:

                                             YEARS ENDED SEPTEMBER 30,
                                              2000      1999      1998

        Monarch and Monarch|ES                 59 %      53 %      51 %
        Quetzal|SC                             25        33        37
        Third-party and other                  16        14        12
                                              ---       ---       ---
                                              100 %     100 %     100 %
                                              ===       ===       ===

      The Company's operations are conducted in the U.S. and in Europe (principally in the United Kingdom). The following table presents information about the Company's geographic operations:

                                                            EUROPE
                                                         (PRINCIPALLY
                                            DOMESTIC         U.K.)       ELIMINATIONS        TOTAL
        YEAR ENDED SEPTEMBER 30, 2000
          Net sales                       $14,356,499     $14,200,936     $(1,678,024)     $26,879,411
          Long-lived assets                 1,615,423         899,231                        2,514,654

        YEAR ENDED SEPTEMBER 30, 1999
          Net sales                        12,923,636      15,358,563      (1,110,798)      27,171,401
          Long-lived assets                 1,884,875       1,094,952                        2,979,827

        YEAR ENDED SEPTEMBER 30, 1998
          Net sales                        11,635,959      14,058,471        (398,708)      25,295,722
          Long-lived assets                 1,731,766       1,445,478                        3,177,244

      Export sales aggregated approximately $5,137,000, $5,862,000 and $3,132,000 in 2000, 1999 and 1998, respectively.

13.   QUARTERLY RESULTS (UNAUDITED)

      Supplementary Information - Quarterly Results (Unaudited):

                                              FIRST           SECOND            THIRD           FOURTH
        Year Ended September 30, 1999:
          Net sales                        $ 6,523,425      $ 7,160,763      $ 6,687,263      $ 6,799,950
          Gross profit                       5,068,905        5,392,378        5,141,446        5,420,734
          Income (loss) before tax          (1,730,632)      (1,234,801)        (864,357)        (429,021)
          Net loss                          (1,730,632)      (1,234,801)        (452,727)        (429,021)

        Loss per share                     $     (0.19)     $     (0.13)     ($     0.05)     $     (0.05)

        Year Ended September 30, 2000:
          Net sales                          6,710,436        7,182,880        6,873,801        6,112,294
          Gross profit                       5,139,537        5,248,793        5,295,716        4,831,670
          Income (loss) before tax            (437,344)         (87,814)           3,598         (468,069)
          Net loss                            (437,344)         (87,814)           3,598         (468,069)

        Loss per share                     $     (0.05)     $     (0.01)     $     (0.00)     $     (0.05)



                                   * * * * * *

                                  Schedule VIII
                      DATAWATCH CORPORATION & SUBSIDIARIES
                        VALUATION AND QUALIFIED ACCOUNTS

----------------------------------------------------------------------------------------------------
COLUMN A              COLUMN B               COLUMN C               COLUMN D            COLUMN E
----------------------------------------------------------------------------------------------------
Description          Balance at          Additions Charged to      Deductions from     Balance at
                Beginning of Period       Expenses (a) Other          Reserves       End of Period
----------------------------------------------------------------------------------------------------
Year Ended September 30, 2000
-----------------------------
Allowance-doubtful
 accounts and
 sales returns     $467,039                $397,700  $   350 (d)   ($276,650)(b)(c)    $588,439
                   ---------------------------------------------------------------------------------
TOTAL              $467,039                $397,700  $   350       ($276,650)          $588,439
                   =================================================================================

Year Ended September 30, 1999
-----------------------------
Allowance-doubtful
 accounts and
 sales returns     $352,517                $707,276  $114,589 (d)  ($707,343)(b)(c)    $467,039
                   ---------------------------------------------------------------------------------
TOTAL              $352,517                $707,276  $114,589      ($707,343)          $467,039
                   =================================================================================


Year Ended September 30, 1998
-----------------------------
Allowance-doubtful
 accounts and
 sales returns     $227,913                $322,128  $ 74,540 (d)  ($272,064)(b)(c)    $352,517
                   ---------------------------------------------------------------------------------
TOTAL              $227,913                $322,128  $ 74,540      ($272,064)          $352,517
                   =================================================================================




(a)  Current year provision
(b)  Doubtful accounts written off
(c)  Product returns
(d)  Bad debt recoveries


 EX. NO                                 EXHIBIT INDEX
 ------                                 -------------

  (1)  3.1     Restated Certificate of Incorporation of the Registrant (Exhibit
               3.2)

  (1)  3.2     By-Laws, as amended, of the Registrant (Exhibit 3.3)

  (1)  4.1     Specimen certificate representing the Common Stock (Exhibit 4.4)

  (6) 10.1 Sub-Lease, dated April 30, 1999, by and between Datawatch Corporation and Eastman Kodak Company (Exhibit 10.1)

  (1) 10.2*    1987 Stock Plan (Exhibit 10.7)

  (1) 10.3*    Form of Incentive Stock Option Agreement of the Registrant
               (Exhibit 10.8)

  (1) 10.4*    Form of Nonqualified Stock Option Agreement of the Registrant
               (Exhibit 10.9)

  (1) 10.5 Software Development and Marketing Agreement by and between Personics Corporation and Raymond Huger, dated January 19, 1989 (Exhibit 10.12)

      10.6 Commercial Security Agreement between Datawatch Corporation and Silicon Valley Bank doing business as Silicon Valley East, dated November 1, 1994 (filed herewith)

      10.7 Commercial Security Agreement between Personics Corporation and Silicon Valley Bank doing business as Silicon Valley East, dated November 1, 1994 (filed herewith)

  (2) 10.8*    Executive Agreement between the Company and Bruce R. Gardner, dated April 11, 1996 (Exhibit 10.3)

  (3) 10.9*    1996 Non-Employee Director Stock Option Plan, as amended on
               December 10, 1996 (Exhibit 10.30)

  (3) 10.10*   1996 International Employee Non-Qualified Stock Option Plan
               (Exhibit 10.31)

  (4) 10.11    Amended and Restated Letter Agreement, dated February 12, 1997, by and between Datawatch Corporation, Personics Corporation and Silicon Valley Bank (Exhibit 10.1)

  (4) 10.12    Promissory Note, dated February 12, 1997, by and between
               Datawatch Corporation, Personics Corporation and Silicon Valley
               Bank (Exhibit 10.2).

      10.13*   1996 Stock Plan as amended as of March 28, 2000 (filed herewith)

  (5) 10.14    Loan Modification Agreement, dated March 16, 1999, by and between
               Datawatch Corporation, Personics Corporation and Silicon Valley
               Bank (Exhibit 10.1)

  (6) 10.15    Loan Modification Agreement, dated December 27, 1999, by and between Datawatch Corporation and Silicon Valley Bank (Exhibit
               10.22)

  (6) 10.16    Intellectual Property Security Agreement, dated December 27, 1999 by and between Datawatch Corporation and Silicon Valley Bank
               (Exhibit 10.23)

  (6) 10.17    Export-Import Bank Loan and Security Agreement, dated December
               27, 1999, by and among Datawatch Corporation, Datawatch
               International Limited, Datawatch Europe Limited, Guildsoft
               Limited and Silicon Valley Bank in favor of Export-Import Bank of the United States (Exhibit 10.24)

  (6) 10.18*   Contract of Employment, dated February 24, 1997, by and between
               WorkGroup Systems Limited and Robert Hagger (Exhibit 10.25)

  (6) 10.19*   Amendment to Contract of Employment dated February 24, 1997, by and between WorkGroup Systems Limited and Robert Hagger, dated
               July 15, 1999 (Exhibit 10.26)

  (6) 10.20    Mortgage Debenture, dated December 27, 1999, by and between
               Datawatch Europe Limited and Silicon Valley Bank (Exhibit 10.27)

  (6) 10.21    Deed of Guarantee, dated December 27, 1999, by and between
               Datawatch Europe Limited and Silicon Valley Bank (Exhibit 10.28)

  (6) 10.22    Mortgage Debenture, dated December 27, 1999, by and between
               Datawatch International Limited and Silicon Valley Bank (Exhibit
               10.29)

  (6) 10.23    Deed of Guarantee, dated December 27, 1999, by and between
               Datawatch International Limited and Silicon Valley Bank (Exhibit
               10.30)

  (6) 10.24    Mortgage Debenture, dated December 27, 1999, by and between
               Guildsoft Limited and Silicon Valley Bank (Exhibit 10.31)

  (6) 10.25    Deed of Guarantee, dated December 27, 1999, by and between
               Datawatch Guildsoft Limited and Silicon Valley Bank (Exhibit
               10.32)

  (6) 10.26    Export-Import Bank of the United States Working Capital Guarantee
               Program Borrower Agreement, dated December 27, 1999, by and among
               Datawatch Corporation, Datawatch International Limited, Datawatch
               Europe Limited, Guildsoft Limited and Silicon Valley Bank in favor of Export-Import Bank of the United States (Exhibit 10.33)

      10.27 Lease, dated August 31, 2000, by and between Fortune Wakefield,LLC and Datawatch Corporation (filed herewith)

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

(5) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 10).

(6) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).