Form 10-Q
period 2000-12-31
DATAWATCH CORP
filed 2001-02-14
CIK 792130

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                 TO
                                       ---------------    ---------------

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

                         Yes   [X]          No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

            Class                          Outstanding at February 7, 2001
            -----                          -------------------------------

Common Stock $0.01 par value                        11,301,274

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

                                TABLE OF CONTENTS
                                -----------------

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements                                          Page #

   a)   Consolidated Condensed Balance Sheets:
        December 31, and September 30, 2000                                3

   b)   Consolidated Condensed Statements of Operations:
        Three Months Ended December 31, 2000 and 1999                      4

   c)   Consolidated Condensed Statements of Cash Flows:
        Three Months Ended December 31, 2000 and 1999                      5

   d)   Notes to Consolidated Condensed Financial Statements               6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                8

Item 3. Quantitative and Qualitative Disclosures About Market Risk        13

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                 *
Item 2.  Changes in Securities and Use of Proceeds                        14
Item 3.  Default upon Senior Securities                                    *
Item 4.  Submission of Matters to a Vote of Security Holders               *
Item 5.  Other Information                                                 *
Item 6.  Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                                15

* No information provided due to inapplicability of item.

                                     PART I.
Item 1.  Financial Statements
-----------------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                        December 31,      September 30,
                                                             2000              2000
                                                        ------------      ------------
ASSETS

CURRENT ASSETS:
 Cash and equivalents                                   $  1,917,605      $  1,695,832
 Short-term investments                                         --             348,121
 Accounts receivable, net                                  7,001,042         7,662,454
 Inventories                                                 343,626           395,291
 Prepaid expenses                                            843,594           943,465
                                                        ------------      ------------
     Total current assets                                 10,105,867        11,045,163
                                                        ------------      ------------
PROPERTY AND EQUIPMENT:
 Property and equipment                                    3,814,281         3,805,599
 Less accumulated depreciation and amortization           (2,618,191)       (2,635,005)
                                                        ------------      ------------
     Net property and equipment                            1,196,090         1,170,594
                                                        ------------      ------------
OTHER ASSETS                                               1,188,166           945,844

EXCESS OF COSTS OVER NET ASSETS OF ACQUIRED COMPANY          377,877           411,216
                                                        ------------      ------------
TOTAL ASSETS                                            $ 12,868,000      $ 13,572,817
                                                        ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                       $  2,204,392      $  2,064,501
 Accrued expenses                                          1,276,403         1,589,423
 Borrowings under credit lines                               960,000           960,000
 Deferred revenue                                          1,951,011         2,092,002
                                                        ------------      ------------
     Total current liabilities                             6,391,806         6,705,926
                                                        ------------      ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock                                                 94,582            94,083
 Additional paid-in capital                               20,205,454        20,165,954
 Accumulated deficit                                     (13,140,061)      (12,666,364)
 Accumulated other comprehensive loss                       (543,393)         (586,394)
                                                        ------------      ------------
                                                           6,616,582         7,007,279
 Less treasury stock - at cost                              (140,388)         (140,388)
                                                        ------------      ------------
     Total shareholders' equity                            6,476,194         6,866,891
                                                        ------------      ------------
TOTAL LIABILITIES AND  SHAREHOLDERS' EQUITY             $ 12,868,000      $ 13,572,817
                                                        ============      ============

See notes to consolidated condensed financial statements.

-----------------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                           December 31,
                                                      2000             1999
                                                  -----------      -----------
NET SALES                                         $ 6,052,043      $ 6,710,436

COSTS AND EXPENSES:
Cost of sales                                       1,417,169        1,570,899
Engineering & product development                     419,285          406,208
Selling, general and administrative                 4,686,944        5,166,005
                                                  -----------      -----------

LOSS FROM OPERATIONS                                 (471,355)        (432,676)

INTEREST EXPENSE                                      (22,026)         (41,033)

OTHER INCOME, primarily interest                       15,959           36,905

FOREIGN CURRENCY GAIN (LOSS)                            3,725             (540)
                                                  -----------      -----------

NET LOSS                                          $  (473,697)     $  (437,344)
                                                  ===========      ===========

NET LOSS PER COMMON SHARE:
   Basic and diluted                              $      (.05)     $      (.05)
                                                  ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic and diluted                                9,406,165        9,189,638
                                                  ===========      ===========

See notes to consolidated condensed financial statements.

----------------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Three Months Ended
                                                                     December 31,
                                                                 2000             1999
                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                    $  (473,697)     $  (437,344)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
     Depreciation and amortization                               249,164          207,123
     Loss on disposition of equipment                              5,489             --
     Changes in current assets and liabilities, net of
      acquisitions:
        Accounts receivable                                      723,447          417,664
        Inventories                                               53,447           28,484
        Prepaid advertising and other expenses                   105,319           43,403
        Accounts payable and accrued expenses                   (198,688)         118,106
        Deferred revenue                                        (156,323)        (133,574)
                                                             -----------      -----------
     Net cash provided by (used in) operating activities         308,158          243,862
                                                             -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment and fixtures                             (175,510)         (59,313)
 Proceeds from sale of equipment - net                             2,812             --
 Proceeds from sale of short-term investments                    348,121          782,646
 Purchase of short-term investments                                 --           (588,599)
 Capitalized software                                           (274,579)         (67,875)
 Other assets                                                      4,218          (33,645)
                                                             -----------      -----------
     Net cash provided by (used in) investing activities         (94,938)          33,214
                                                             -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock                         --              2,655
 Principal payments on long-term obligations                        (212)         (15,627)
 Borrowings under credit lines, net                                 --               --
                                                             -----------      -----------
     Net cash provided by (used in) financing activities            (212)         (12,972)
                                                             -----------      -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                            8,765          (37,918)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                  221,773          226,186

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                      1,695,832        1,684,485
                                                             -----------      -----------
CASH AND EQUIVALENTS, END OF PERIOD                          $ 1,917,605      $ 1,910,671
                                                             ===========      ===========

See notes to consolidated condensed financial statements.

-----------------------------

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of Datawatch Corporation (the "Company") and its wholly owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

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

2. Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS No. 133, as required, on October 1, 2000 with no material impact on the Company's consolidated financial statements.

         The Securities and Exchange Commission has released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which sets forth its views regarding how revenue should be recognized in financial statements. The Company's revenue recognition practices are in conformity with accounting standards generally accepted in the U.S., and the adoption of this bulletin, as required, on October 1, 2000 had no material impact on the Company's consolidated financial statements.

3. Inventories: The Company accounts for its inventories using a standard cost methodology. Inventories were comprised of the following:

                           December 31,      September 30,
                               2000              2000
                             --------          --------
     Materials               $201,318          $247,089
     Finished goods           142,308           148,202
                             --------          --------
     TOTAL                   $343,626          $395,291
                             ========          ========

4. Comprehensive Income: The following table sets forth the reconciliation of net loss to comprehensive loss:

                                                          Three Months Ended
                                                              December 31,
                                                          2000           1999
                                                       ---------      ---------
     Net loss                                          $(473,697)     $(437,344)
     Other comprehensive (loss) income, net of tax:
     Foreign currency translation adjustments             43,001        (64,374)
                                                       ---------      ---------
     Comprehensive loss                                $(430,696)     $(501,718)
                                                       =========      =========

Accumulated other comprehensive loss reported in the condensed consolidated balance sheets consists only of foreign currency translation adjustments.

-----------------------------

5. Earnings (Loss) per Share: Basic net earnings (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share reflects the impact, when dilutive, of the exercise of options and warrants using the treasury stock method. For the periods ended December 31, 2000 and December 31, 1999, 13,804 and 272,910 potential shares, respectively, were therefore excluded from the calculation as the effect would be antidilutive.

6. Line of Credit: On January 17, 2001, the Company renewed its two line-of-credit agreements effective December 29, 2000. The two lines provide for working capital borrowings through December 31, 2000, with maximum borrowings up to the lesser of $3,500,000 or 50% to 90% of defined eligible accounts receivable. As of December 31, 2000, the Company had approximately $960,000 outstanding borrowings under these lines. As part of the renewal of the lines of credit, warrants to purchase 70,000 shares of the Company's common stock were issued to Silicon Valley Bank at an exercise price of $0.50 per share. These warrants expire on January 27, 2011.

7. Non-cash issuance of Common Stock: On November 7, 2000, 50,000 shares of common stock, valued at $40,000, were issued to a developer for certain product rights.

8. Segment Information: The Company has determined that it has only one reportable segment meeting the criteria established under SFAS No. 131. The Company's chief operating decision maker, as defined, (determined to be the Chief Executive Officer and the Board of Directors) does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company's consolidated operations and operating results.

The following table presents information about the Company's sales by product lines:

                                                         Three Months Ended
                                                            December 31,
                                                          2000        1999
                                                          -----       -----
     Monarch and Monarch|ES                                  59 %        56 %
     Quetzal|SC                                              25          28
     Third-party and other                                   16          16
                                                          -----       -----

                                                            100 %       100 %
                                                          =====       =====

The Company's operations are conducted in the U.S. and in Europe (principally in the United Kingdom). The following tables present information about the Company's geographic operations:

        Net Sales
        ---------
                                      Domestic         Europe       Eliminations         Total
                                      --------         ------       ------------         -----
         Q1 FY2001                $  2,998,403     $ 3,456,085      $  (402,445)   $   6,052,043
         Q1 FY2000                   3,523,464       3,679,496         (492,524)       6,710,436

        Long-lived Assets
        -----------------
                                      Domestic         Europe       Eliminations         Total
                                      --------         ------       ------------         -----
         At December 31, 2000     $  1,913,318     $   836,065      $       -      $   2,749,383
         At September 30, 2000       1,615,423         899,231              -          2,514,654

Export sales aggregated approximately $1,416,000 and $1,385,000, respectively, for the three months ended December 31, 2000 and December 31, 1999.

9. Subsequent event: In January 2001, the Company issued 1,875,000 shares of common stock in a private placement to investors for an aggregate of $1,162,500.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

GENERAL

         Datawatch Corporation (the "Company" or "Datawatch"), is engaged in the design, development, manufacture, marketing, and support of business computer software. Its products address the enterprise reporting, business intelligence, data replication and help desk markets.

         Datawatch's principal products are: Monarch, a report mining application that lets users extract and manipulate data from ASCII report files produced on any mainframe, midrange, client/server or PC system; Redwing, a plug-in for Adobe Acrobat that lets users extract text and tables from Adobe PDF documents; Monarch|ES, a configurable enterprise reporting solution that allows an organization to quickly deliver business intelligence and decision support derived from existing reporting systems with no new programming or report writing; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; and Quetzal|SC, an integrated help desk and asset management software with advanced service level management capabilities, integrated change management features, business process automation tools and unique user-interface that promotes ease-of-use and ease-of-learning. In the second quarter of fiscal 2001 the Company will introduce Q|SM, a major new release of the Company's service management software, and VorteXML, a data transformation tool that converts ASCII data into valid XML without programming.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2000 and 1999.
----------------------------------------------

         Net sales for the three months ended December 31, 2000 were $6,052,000 which represents a decrease of $658,000 or approximately 10% from net sales of $6,710,000 for the three months ended December 31, 1999. This decrease in net sales is primarily attributable to two specific factors. First, there was a decrease in the Company's domestic Monarch product sales that accounted for a 5% reduction in the Company's net sales. Second, sales decreased because of the impact of foreign exchange movements on the translation of the financial statements; movements which do not have a cash impact on the Company. Approximately 50% of the Company's sales come from international operations that conduct business in local currencies. Over the past 12 months the dollar has significantly strengthened against these local currencies, resulting in a comparative reduction in excess of 10% for international sales when stated in dollars and a reduction in excess of 5% for the Company's net sales. For the first quarter of fiscal 2001, Monarch and Monarch|ES accounted for approximately 59% of net sales (as compared to 56% of net sales for the first quarter of fiscal 2000), Quetzal|SC accounted for approximately 25% of net sales (as compared to 28% of net sales for the first quarter of fiscal 2000), and third-party products accounted for approximately 16% of net sales (as compared to 16% of net sales for the first quarter of fiscal 2000).

         Cost of sales for the three months ended December 31, 2000 was $1,417,000 or approximately 23% of net sales which is comparable to cost of sales of $1,571,000 or approximately 23% of net sales for the three months ended December 31, 1999.

         Engineering and product development expenses were $419,000 for the three months ended December 31, 2000, an increase of $13,000 or approximately 3% from $406,000 for the three months ended December 31, 1999. This increase is primarily attributable to expenses related to the Company's development of its new products including Q|SM, VorteXML and Monarch|ES version 2.5.

         Selling, general and administrative expenses were $4,687,000 for the three months ended December 31, 2000, a decrease of $479,000 or approximately 9% from $5,166,000 for the three months ended December 31, 1999. As is the case with sales, approximately 50% of the Company's selling, general and administrative expenses are attributable to international subsidiaries that conduct business in their local currencies. Over the past 12 months the dollar has significantly strengthened against these local currencies, resulting in a comparative reduction in excess of 10% for international selling, general, and administrative expenses when stated in dollars. This principally accounts for the reduction in total selling, general and administrative expenses as reported in the Consolidated Statement of Operations.

         The loss from operations for the three months ended December 31, 2000 was approximately $471,000 which compares to a loss from operations of approximately $433,000 for the three months ended December 31, 1999. The Company has not recorded any benefit for income taxes in either the first quarter of fiscal 2001 or the first quarter of fiscal 2000 on the net loss from operations owing to the Company's conclusion that the realization of such net operating losses was not more likely than not. The net loss for the three months ended December 31, 2000 was $474,000 which compares to a net loss of $437,000 for the three months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital decreased by approximately $625,000 during the first quarter of fiscal 2001 primarily as a result of unprofitable operations and investments in capitalized software for Q|SM and Monarch|ES. The net cash provided by operating activities totaled $308,000 for the three months ended December 31, 2000 (as compared to $244,000 for the three months ended December 31, 1999). The investment in capitalized software totaled $315,000 for the three months ended December 31, 2000 (as compared to $68,000 for the three months ended December 31, 1999).

         The Company's management believes that its currently anticipated capital needs for future operations of the Company will be satisfied through at least September 30, 2001 by funds available under the Company's line of credit agreements and from an equity investment in the Company of $1,162,500 which occurred in January 2001. In January 2001, the Company issued 1,875,000 shares of common stock in a private placement to investors for an aggregate of $1,162,500. The Company's lines of credit, which were renewed effective December 29, 2000 and expire on December 31, 2001, provide for maximum borrowings up to the lesser of $3,500,000 or 50% to 90% of defined eligible accounts receivable. As of December 31, 2000, the Company had approximately $960,000 outstanding borrowings under these lines.

Management believes that the Company's current operations are not materially impacted by the effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which, as amended, is effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS No. 133, as required, on October 1, 2000, with no material impact on the Company's consolidated financial statements.

        The Securities and Exchange Commission has released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which sets forth its views regarding how revenue should be recognized in financial statements. The Company's revenue recognition practices are in conformity with accounting standards generally accepted in the U.S., and the adoption of this bulletin, as required, on October 1, 2000 has no material impact on the Company's consolidated financial statements.

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

Dependence on Principal Products

         For the three months ended December 31, 2000, Monarch and Monarch|ES products and Quetzal|SC products accounted for approximately 59% and 25%, respectively, of the Company's net sales. The Company is substantially dependent on Monarch, Monarch|ES and Quetzal|SC products. As a result, any factor adversely affecting sales of either of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

      At December 31, 2000, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company holds no investment securities which would require disclosure of market risk.

Primary Market Risk Exposures.

      The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company utilizes U.S. dollar denominated borrowings to fund its operational needs through its $3,500,000 working capital line of credit agreements. The lines, which currently bear an interest rate of prime plus 1% (10.5% at December 31, 2000), are subject to annual renewal. Had the interest rates under the lines of credit been 10% greater or lesser than actual rates, the impact would not have been material in the Company's consolidated financial statements for the period ended December 31, 2000. As of December 31, 2000, the Company had approximately $960,000 in outstanding borrowings under working capital lines.

         The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be immaterial due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. As a result, foreign exchange fluctuations can impact the Company's consolidated results while having no impact on cash flows. Dollar advances to the Company's international subsidiaries, if any, are usually considered to be of a long-term investment nature. Therefore, the majority of currency movements are reflected in the Company's other comprehensive income. There are, however, certain situations where the Company will invoice customers in currencies other than its own. Such gains or losses, whether realized or unrealized, are reflected in income. These have not been material in the past nor does management believe that they will be material in the future. Currently the Company does not engage in foreign currency hedging activities.

                                    PART II.

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

         In November 2000, the Company issued 50,000 shares of Common Stock to Russell Ryan in exchange for the assignment of his right title and interest in certain software he developed pursuant to an Assignment and Consulting Agreement with the Company. No underwriter was involved in the foregoing issuance of Common Stock. Such issuance was made by the Company in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in Section 4(2) thereof as a transaction by an issuer not involving a public offering.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

A.       Exhibits

     4.1 Warrant to Purchase Stock issued to Silicon Valley Bank, dated January 17, 2001 (filed herewith)

  (1)4.2 Investment Agreement, dated as of January 12, 2001, by and among Datawatch Corporation, WC Capital, LLC, and Carnegie Hill Associates, LLC (Exhibit 4.1)

     10.1 Registration Rights Agreement between Silicon Valley Bank and Datawatch Corporation, dated January 17, 2001 (filed herewith)

     10.2 Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated January 17, 2001, by and among Datawatch Corporation, Datawatch International Limited, Datawatch Europe Limited, Guildsoft Limited and Silicon Valley Bank in favor of Export-Import Bank of the United States (filed herewith)

     10.3 Second Loan Modification Agreement, dated January 17, 2001, by and between Datawatch Corporation and Silicon Valley Bank, doing business as Silicon Valley East (filed herewith)

     10.4 First Loan Modification Agreement (EXIM Line), dated January 17, 2001, by and among Datawatch Corporation, Datawatch International Limited, Datawatch Europe Limited, Guildsoft Limited and Silicon Valley Bank, doing business as Silicon Valley East, in favor of Export-Import Bank of the United States (filed herewith)

     10.5 Revolving Promissory Note (Export-Import Line), dated January 17, 2001, by and among Datawatch Corporation, Datawatch International Limited, Datawatch Europe Limited, Guildsoft Limited and Silicon Valley Bank (filed herewith)

     10.6 Supplemental Deed of Guarantee, dated January 17, 2001, by and between Datawatch International Limited and Silicon Valley Bank (filed herewith)

     10.7 Supplemental Deed of Guarantee, dated January 17, 2001, by and between Datawatch Europe Limited and Silicon Valley Bank (filed herewith)

     10.8 Supplemental Deed of Guarantee, dated January 17, 2001, by and between Guildsoft Limited and Silicon Valley Bank (filed herewith)

     10.9 Assignment and Consulting Agreement, effective June 30, 2000, by and between Datawatch Corporation and Russell Ryan, also doing business as Edge IT (filed herewith)

  (1)10.10 Indemnification Agreement between Datawatch Corporation and James Wood, dated January 12, 2001 (Exhibit 10.1)

  (1)10.11 Indemnification Agreement between Datawatch Corporation and Richard de J. Osborne, dated January 12, 2001 (Exhibit 10.2)

--------------------------------------------------------------------------------
(1) Previously filed as an exhibit to Registrant's Current Report on Form 8-K dated February 2, 2001 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 8-K)

B.  Reports on Form 8-K

No Current Report on Form 8-K was filed during the quarterly period ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 14, 2001.



                              DATAWATCH CORPORATION


                                  /s/ Alan R. MacDougall
                                  ------------------------------------
                                  Alan R. MacDougall
                                  Vice President of Finance and Chief
                                  Financial Officer
                                  (Principal Financial Officer)