Form 10-Q
period 2001-03-31
DATAWATCH CORP
filed 2001-05-15
CIK 792130

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.


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

                                175 CABOT STREET
                                    SUITE 503
                           LOWELL, MASSACHUSETTS 01854
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

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

                                       Yes  [X]   No
                                           -----     -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

           Class                                   Outstanding at May 9, 2001
           -----                                   ---------------------------
Common Stock $0.01 par value                                11,337,639
================================================================================

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                     --------------------------------------

                                TABLE OF CONTENTS
                                -----------------

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements                                              Page #
                                                                          ------

   a)   Consolidated Condensed Balance Sheets:                               3
        March 31, 2001 and September 30, 2000

   b)   Consolidated Condensed Statements of Operations:                     4
        Three and Six Months Ended March 31, 2001 and 2000

   c)   Consolidated Condensed Statements of Cash Flows:                     5
        Six Months Ended March 31, 2001 and 2000

   d)   Notes to Consolidated Condensed Financial Statements                 6

Item 2. Management's Discussion and Analysis of Financial                    9
        Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk          15

PART II.   OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings                                                   *
Item 2.  Changes in Securities and Use of Proceeds                          16
Item 3.  Default upon Senior Securities                                      *
Item 4.  Submission of Matters to a Vote of Security Holders                16
Item 5.  Other Information                                                   *
Item 6.  Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                  17

* No information provided due to inapplicability of item.

                                     PART I.

Item 1. FINANCIAL STATEMENTS
        --------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                    March 31,     September 30,
                                                      2001             2000
                                                  ------------    ------------
ASSETS

CURRENT ASSETS:
 Cash and equivalents                             $  2,709,155     $  1,695,832
 Short-term investments                                   --            348,121
 Accounts receivable, net                            5,467,559        7,662,454
 Inventories                                           292,022          395,291
 Prepaid expenses                                    1,322,525          943,465
                                                  ------------     ------------
     Total current assets                            9,791,261       11,045,163
                                                  ------------     ------------
PROPERTY AND EQUIPMENT:
 Property and equipment                              3,708,286        3,805,599
 Less accumulated depreciation and amortization     (2,558,298)      (2,635,005)
                                                  ------------     ------------
     Net property and equipment                      1,149,988        1,170,594
                                                  ------------     ------------

CAPITALIZED SOFTWARE AND OTHER ASSETS                1,235,870          945,844

EXCESS OF COSTS OVER NET ASSETS OF ACQUIRED
  COMPANY                                              344,538          411,216
                                                  ------------     ------------
TOTAL ASSETS                                      $ 12,521,657     $ 13,572,817
                                                  ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                 $  2,168,885     $  2,064,501
 Accrued expenses                                    1,184,558        1,589,423
 Borrowings under credit lines                         960,000          960,000
 Deferred revenue                                    1,898,443        2,092,002
                                                  ------------     ------------
     Total current liabilities                       6,211,886        6,705,926
                                                  ------------     ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock                                          113,333           94,083
 Additional paid-in capital                         21,270,055       20,165,954
 Accumulated deficit                               (14,355,811)     (12,666,364)
 Accumulated other comprehensive loss                 (577,418)        (586,394)
                                                  ------------     ------------
                                                     6,450,159        7,007,279
 Less treasury stock - at cost                        (140,388)        (140,388)
                                                  ------------     ------------
     Total shareholders' equity                      6,309,771        6,866,891
                                                  ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 12,521,657     $ 13,572,817
                                                  ============     ============

See notes to consolidated condensed financial statements.

        --------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Three Months Ended                Six Months Ended
                                             March 31,                       March 31,
                                       2001            2000            2001            2000
                                   ------------    ------------    ------------    ------------
NET SALES                          $  5,551,345    $ 7,182,880     $ 11,603,388    $ 13,893,316

COSTS AND EXPENSES:
Cost of sales                         1,429,938       1,934,087       2,847,107       3,504,986
Engineering & product
  development                           523,816         550,664         943,101         956,872
Selling, general &
  administrative                      4,802,746       4,755,694       9,489,690       9,921,699
                                   ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                 (1,205,155)        (57,565)     (1,676,510)       (490,241)

INTEREST EXPENSE                        (30,323)        (39,593)        (52,349)        (80,626)

OTHER INCOME, primarily
   interest                              19,175           9,344          35,134          45,709

FOREIGN CURRENCY GAIN                       553           --              4,278           --
                                   ------------    ------------    ------------    ------------

NET LOSS                           $ (1,215,750)   $    (87,814)   $ (1,689,447)   $   (525,158)
                                   ============    ============    ============    ============

NET LOSS PER COMMON SHARE:
 Basic and diluted                 $       (.11)   $       (.01)   $       (.17)   $       (.06)
                                   ============    ============    ============    ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING:
 Basic and diluted                   10,950,436      9,246,372       10,229,983       9,217,850
                                   ============    ============    ============    ============

See notes to consolidated condensed financial statements.

        --------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended March 31,
                                                                2001            2000
                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                   $(1,689,447)    $  (525,158)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Loss on disposition of equipment                            22,182           8,651
     Depreciation and amortization                              492,711         433,715
     Amortization of interest on short-term investments            --            (8,279)
     Changes in current assets and liabilities:
        Accounts receivable                                   2,091,600        (282,240)
        Inventories                                              97,842         (65,923)
        Prepaid advertising and other expenses                 (401,892)       (321,576)
        Accounts payable and accrued expenses                  (216,964)        188,126
        Deferred revenue                                       (143,113)        290,303
                                                            -----------     -----------

     Net cash provided by (used in) operating activities        252,919        (282,381)
                                                            -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment and fixtures                            (303,040)       (197,182)
 Proceeds from sale of short-term investments                   348,121       1,668,166
 Purchase of short-term investments                                --          (980,963)
 Proceeds from sale of equipment - net                            4,086          16,163
 Capitalized software                                          (444,139)        (97,996)
 Other assets                                                    46,013         (16,916)
                                                            -----------     -----------

     Net cash provided by (used in) investing activities       (348,959)        391,272
                                                            -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds from sale of common stock
                                                              1,083,351         184,401
 Principal payments on long-term obligations                       (311)        (29,274)
 Borrowings (payments) under credit line, net                      --          (253,705)
                                                            -----------     -----------

     Net cash provided by (used in) financing activities      1,083,040         (98,578)
                                                            -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          26,323         (45,101)
                                                            -----------     -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS               1,013,323         (34,788)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                     1,695,832       1,684,485
                                                            -----------     -----------

CASH AND EQUIVALENTS, END OF PERIOD                         $ 2,709,155     $ 1,649,697
                                                            ===========     ===========

See notes to consolidated condensed financial statements.

        --------------------

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

2. Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS No. 133 on October 1, 2000 with no material impact on the Company's consolidated financial statements.

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

3. Concentration of Credit Risks and Major Customers: The Company sells its products and services to U.S and non-U.S. dealers and other software distributors, as well as to end users under normal credit terms. One customer individually accounted for 14% and 16% of net sales for the three months ended March 31, 2001 and March 31, 2000, respectively, and 11% and 18% of net sales for the six months ended March 31, 2001 and March 31, 2000, respectively. This same customer accounted for 32% of outstanding trade receivables as of March 31, 2001, as compared to 34% on September 30, 2000. Other than this customer, no base of customers in one geographic area constitutes a significant portion of sales. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

4. Inventories: Inventories consist of software components - primarily software manuals, diskettes and retail packaging materials. Inventories are valued at the lower of cost (first-in, first out) method or market. Inventories were comprised of the following:

                               March 31,     September 30,
                                 2001            2000
                             ------------    ------------
    Materials                $    181,191    $    247,089
    Finished goods                110,831         148,202
                             ------------    ------------
    TOTAL                    $    292,022    $    395,291
                             ============    ============

        --------------------

5. Comprehensive Loss: The following table sets forth the reconciliation of net loss to comprehensive loss:

                                       Three Months Ended           Six Months Ended
                                            March 31,                   March 31,
                                        2001        2000            2001        2000
                                    ------------------------    ------------------------
    Net loss                        $(1,215,750)   $ (87,814)   $(1,689,447)  $ (525,158)
    Other comprehensive income
       (loss), net of tax:
    Foreign currency translation
       adjustments                      (34,025)     (38,937)         8,976     (103,311)
                                    ------------------------    ------------------------

    Comprehensive loss              $(1,249,775)   $(126,751)   $(1,680,471)  $ (628,469)
                                    ========================    ========================

       Accumulated other comprehensive loss reported in the condensed consolidated balance sheets consists only of foreign currency translation adjustments.

6. Earnings (Loss) per Share: Basic net earnings (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share reflects the impact, when dilutive, of the exercise of options and warrants using the treasury stock method. For the periods ended March 31, 2001 and March 31, 2000, 569,327 and 625,837 potential shares, respectively, were therefore excluded from the calculation as the effect would be antidilutive.

7. Line of Credit: On January 17, 2001, the Company renewed its two line-of-credit agreements effective December 29, 2000. The two lines provide for working capital borrowings through December 31, 2001, with maximum borrowings up to the lesser of $3,500,000 or 50% to 90% of defined eligible accounts receivable. As of March 31, 2001, the Company had approximately $960,000 of outstanding borrowings under these lines with available borrowings of $980,584. As part of the renewal of the lines of credit, warrants to purchase 70,000 shares of the Company's common stock were issued to Silicon Valley Bank at an exercise price of $0.50 per share. These warrants expire on January 17, 2011.

8. Non-cash issuance of Common Stock: On November 7, 2000, 50,000 shares of common stock, valued at $40,000, were issued to a developer for certain product rights.

9. Issuance of Common Stock: In January 2001, the Company issued 1,875,000 shares of common stock in a private placement to investors for an aggregate of $1,162,500. The net proceeds from this transaction totaled $1,083,351 after expenses.

10. Segment Information: The Company has determined that it has only one reportable segment meeting the criteria established under SFAS No. 131. The Company's chief operating decision maker, as defined, (determined to be the Chief Executive Officer and the Board of Directors) does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company's consolidated operations and operating results.

       The following table presents information about the Company's sales by product lines:
                                  Three Months Ended      Six Months Ended
                                        March 31,             March 31,
                                    2001      2000         2001      2000
                                  ------------------     ------------------
      Monarch and Monarch|ES         57 %      52 %         58 %      54 %
      Quetzal|SC                     26        27           25        27
      Third-party and other          17        21           17        19
                                  --------  --------     --------  --------
                                    100 %     100 %        100 %     100 %
                                  ========  ========     ========  ========

         --------------------

       The Company's operations are conducted in the U.S. and in Europe (principally in the United Kingdom). The following tables present information about the Company's geographic operations:

   Net Sales
   ---------
                                      Domestic         Europe       Eliminations          Total
                                      --------         ------       ------------          -----
   Three Months ended 3/31/01      $  2,802,100     $ 3,156,075     $   (406,830)    $   5,551,345
   Three Months ended 3/31/00         3,551,674       4,061,229         (430,023)        7,182,880

   Six Months ended 3/31/01        $  5,800,503     $ 6,612,160     $   (809,275)    $  11,603,388
   Six Months ended 3/31/00           7,075,138       7,740,725         (922,547)       13,893,316

   Long-lived Assets
   -----------------
                                      Domestic         Europe       Eliminations          Total
                                      --------         ------       ------------          -----
   At March 31, 2001               $  1,930,029     $   787,867     $      --        $   2,717,896
   At September 30, 2000              1,615,423         899,231            --            2,514,654

       Export sales aggregated approximately $1,162,000 and $1,269,000, respectively, for the three months ended March 31, 2001 and March 31, 2000, and $2,577,000 and $2,654,000, respectively, for the six months ended March 31, 2001 and March 31, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

GENERAL

           Datawatch Corporation (the "Company" or "Datawatch"), is engaged in the design, development, manufacture, marketing, and support of business computer software. Its products address the enterprise reporting, business intelligence, data replication and help desk markets.

           Datawatch's principal products are: Monarch, a report mining application that lets users extract and manipulate data from ASCII report files produced on any mainframe, midrange, client/server or PC system; Redwing, a plug-in for Adobe Acrobat that lets users extract text and tables from Adobe PDF documents; Monarch|ES, a configurable enterprise reporting solution that allows an organization to quickly deliver business intelligence and decision support derived from existing reporting systems with no new programming or report writing; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; and Quetzal|SC, an integrated help desk and asset management software with advanced service level management capabilities, integrated change management features, business process automation tools and unique user-interface that promotes ease-of-use and ease-of-learning. In the second quarter of fiscal 2001 the Company introduced Q|SM, a major release of the Company's service management software, and VortexML, a data transformation tool that converts ASCII data into valid XML without programming.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000.
-------------------------------------------

           Net sales for the three months ended March 31, 2001 were $5,551,000 which represents a decrease of $1,632,000, or approximately 23%, from net sales of $7,183,000 for the three months ended March 31, 2000. This decrease in net sales is primarily attributable to two specific factors. First, sales decreased because of the impact of foreign exchange movements on the translation of the financial statements; movements which do not have a cash impact on the Company. Approximately 50% of the Company's sales come from international operations that conduct business in local currencies. Over the past 12 months the dollar has significantly strengthened against these local currencies, resulting in a comparative reduction of approximately 9% for international sales when stated in dollars and a reduction of approximately 5% for the Company's net sales. Second, there was a decrease in the Company's domestic sales and a somewhat smaller decrease in the Company's international sales, when comparing sales in local currencies. These decreases were across all products and services provided by the Company and the Company attributes these decreases to a broad reduction in corporate spending due to a slowing worldwide economy. The decrease in domestic sales accounted for a decrease of approximately 10% in the Company's net sales, while the decrease in international sales accounted for a reduction of approximately 8% in the Company's net sales. For the second quarter of fiscal 2001, Monarch and Monarch|ES accounted for approximately 57% of net sales (as compared to 52% of net sales for the second quarter of fiscal 2000), Quetzal|SC accounted for approximately 26% of net sales (as compared to 27% of net sales for the second quarter of fiscal 2000), and third-party products accounted for approximately 17% of net sales (as compared to 21% of net sales for the second quarter of fiscal 2000).

           Cost of sales for the three months ended March 31, 2001 was $1,430,000 or approximately 26% of net sales which is comparable to cost of sales of $1,934,000 or approximately 27% of net sales for the three months ended March 31, 2000.

           Engineering and product development expenses for the three months ended March 31, 2001 were $524,000, which represents a decrease of $27,000 or approximately 5% from $551,000 for the three months ended March 31, 2000. This decrease does not imply that the Company's development efforts are slowing but is reflective of an increase in the Company's purchase and capitalization of software from external sources. Capitalized software additions totaled $170,000 for the three months ended March 31, 2001, as compared to $30,000 for the three months ended March 31, 2000.

           Selling, general and administrative expenses for the three months ended March 31, 2001 were $4,803,000, which represents an increase of $47,000 or approximately 1% from

$4,756,000 for the three months ended March 31, 2000. As is the case with sales, approximately 50% of the Company's selling, general and administrative expenses are attributable to international subsidiaries that conduct business in their local currencies. Over the past 12 months the dollar has significantly strengthened against these local currencies, resulting in a comparative reduction of approximately 5% for international selling, general, and administrative expenses when stated in dollars. This was offset by an increase of approximately 5% in international marketing expenses for Monarch. This principally accounts for the slight increase in total selling, general and administrative expenses as reported in the Consolidated Statement of Operations.

           As a result of the foregoing, the loss from operations for the three months ended March 31, 2001 was $1,205,000, which compares to a loss from operations of $58,000 for the three months ended March 31, 2000. This loss for the most recent quarter is primarily attributable to a decline in revenues for this period. The Company has not recorded any benefit for income taxes in either the second quarter of fiscal 2001 or the second quarter of fiscal 2000 on the net loss from operations owing to the Company's conclusion that the realization of such net operating losses was not more likely than not. The net loss for the three months ended March 31, 2001 was $1,216,000, which compares to a net loss of $88,000 for the three months ended March 31, 2000.

SIX MONTHS ENDED MARCH 31, 2001 AND 2000.
-----------------------------------------

           Net sales for the six months ended March 31, 2001 were $11,603,000, which represents a decrease of $2,290,000 or approximately 16% from net sales of $13,893,000 for the six months ended March 31, 2000. This decrease in net sales is primarily attributable to two specific factors. First, sales decreased because of the impact of foreign exchange movements on the translation of the financial statements; movements which do not have a cash impact on the Company. Approximately 50% of the Company's sales come from international operations that conduct business in local currencies. Over the past 12 months the dollar has significantly strengthened against these local currencies, resulting in a comparative reduction in excess of 10% for international sales when stated in dollars and a reduction of approximately 5% for the Company's net sales. Second, there was a decrease in the Company's domestic sales and a smaller decrease in the Company's international sales, when comparing sales in local currencies. These decreases were across all products and services provided by the Company and the Company attributes these decreases to a broad reduction in corporate spending due to a slowing worldwide economy. The decrease in domestic sales accounted for a decrease of approximately 9% in the Company's net sales, while the decrease in international sales accounted for a reduction of approximately 2% in the Company's net sales. For the six months ended March 31, 2001, Monarch products accounted for approximately 58% of net sales (as compared to 54% of net sales for the six months ended March 31, 2000), Quetzal|SC products accounted for approximately 25% of net sales, (as compared to 27% of net sales for the six months ended March 31, 2000) and third-party product lines accounted for approximately 17% of net sales (as compared to 19% of net sales for the six months ended March 31, 2000).

           Cost of sales for the six months ended March 31, 2001 was $2,847,000 or approximately 25% of net sales which is comparable to cost of sales of $3,505,000 or approximately 25% of net sales for the six months ended March 31, 2000.

           Engineering and product development expenses for the six months ended March 31, 2001 were $943,000, which represents a decrease of $14,000 or approximately 1% from $957,000 for the six months ended March 31, 2000. This decrease does not imply that the Company's development efforts are slowing but is reflective of an increase in the Company's purchase and capitalization of software from external sources. Capitalized software additions totaled $484,000 for the six months ended March 31, 2001 as compared, to $98,000 for the six months ended March 31, 2000.

           Selling, general and administrative expenses for the six months ended March 31, 2001 were $9,490,000, which represents a decrease of $432,000 or approximately 4% from $9,922,000 for six months ended March 31, 2000. As is the case with sales, approximately 50% of the Company's selling, general and administrative expenses are attributable to international subsidiaries that conduct business in their local currencies. Over the past 12 months the dollar has significantly strengthened against these local currencies, resulting in a comparative reduction of approximately 6% for international selling, general, and administrative expenses when stated in dollars. This was partially offset by an increase of approximately 2% primarily for the international marketing of Monarch. This principally accounts for the 4% reduction in total selling, general and administrative expenses as reported in the Consolidated Condensed Statement of Operations.

           As a result of the foregoing, the loss from operations for the six months ended March 31, 2001 was $1,677,000, which compares to a loss from operations of $490,000 for the six months ended March 31, 2000. The loss for the six months ended March 31, 2001 is primarily attributable to a decline in revenues for this period. The Company has not recorded any benefit for income taxes in either the six months ended March 31, 2001 or the six months ended March 31, 2000 on the net loss from operations owing to the Company's conclusion that the realization of such net operating losses was not more likely than not. The net loss for the six months ended March 31, 2001 was $1,689,000, which compares to a net loss of $525,000 for the six months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

           Working capital decreased by approximately $760,000 during the six months ended March 31, 2001 primarily as a result of unprofitable operations. The net cash provided by operating activities totaled $253,000 for the six months ended March 31, 2001 (as compared to $282,000 used in operating activities for the six months ended March 31, 2000). This increase is primarily the result of the reduction of accounts receivable which more than offset the net loss from operations. The cash provided by the reduction in accounts receivable totaled $2,092,000 for the six months ended March 31, 2001 (as compared to $282,000 used in the increase in accounts receivable for the period ended March 31, 2000).

           Investing activities used $349,000 for the six months ended March 31, 2001 (as compared to $391,000 provided by investing activities for the six months ended March 31, 2000). This change was primarily the result of reduced proceeds from the purchase and sale of short-term investments and an increase in the investment in capitalized software for Monarch|ES and Q|SM. The net of cash provided by the purchase and sale of short-term investments was $348,000 for the six months ended March 31, 2001 (as compared to $687,000 for the six months ended March 31, 2000). The net investment in capitalized software totaled $444,000 for the six months ended March 31, 2001 (as compared to a net investment of $98,000 for the six months ended March 31, 2000).

           Financing activities provided $1,083,000 for the six months ended March 31, 2001 (as compared to $99,000 used in financing activities for the six months ended March 31, 2000). This increase is primarily attributable to the Company's January 2001 issuance of 1,875,000 shares of common stock in a private placement to investors for an aggregate of $1,162,500.

           The Company's management believes that its currently anticipated capital needs for future operations of the Company will be satisfied through at least September 30, 2001 by funds available under the Company's line of credit agreements. The Company's lines of credit, which were renewed effective December 29, 2000 and expire on December 31, 2001, provide for maximum borrowings up to the lesser of $3,500,000 or 50% to 90% of defined eligible accounts receivable. As of March 31, 2001, the Company had approximately $960,000 outstanding borrowings under these lines.

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

Fluctuations in Quarterly Operating Results

      The Company's future operating results could vary substantially from quarter to quarter because of uncertainties and/or risks associated with such things as technological change, competition, and delays in the introduction of products or product enhancements and general market trends. Historically, the Company has operated with little backlog of orders because its software products are generally shipped as orders are received. As a result, net sales in any quarter are substantially dependent on orders booked and shipped in that quarter. Because the Company's staffing and operating expenses are based on anticipated revenue levels and a high percentage of the Company's costs are fixed in the short-term, small variations in the timing of revenues can cause significant variations in operating results from quarter to quarter. Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will not experience such variations in operating results in the future or that such variations will not have a material adverse effect on the Company's business, financial condition or results of operation.

Weakening of World Wide Economic Conditions and the Computer Software Market May Result in Lower Revenue Growth Rates, Decreased Revenues or Reduced Profitability

       The revenue growth and profitability of the Company's business depends on the overall demand for computer software and services, particularly in the market segments in which it competes. Because the Company's sales are primarily to major corporate customers, its business also depends on general economic and business conditions. A softening of demand for computer software and services, caused by a weakening of the economy in the United States or abroad, may result in lower revenue growth rates, decreased revenues or reduced profitability. In this weakened economy, the Company cannot be assured that it will be able to effectively promote future growth in its software and services revenues or maintain its level of profitability.

Dependence on Principal Products

           For the six months ended March 31, 2001, Monarch and Monarch|ES products and Quetzal|SC products accounted for approximately 58% and 25%, respectively, of the Company's net sales. The Company is substantially dependent on Monarch, Monarch|ES and Quetzal|SC products. As a result, any factor adversely affecting sales of either of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Notice of Potential Delisting

           On March 30, 2001 the Company announced that it had received a notice from The Nasdaq Stock Market, Inc. that the Company's Common Stock failed to comply with the $1.00 minimum bid price requirement for continued listing on The Nasdaq National Market as set forth in marketplace Rule 4450(a)(5), and that the Company's Common Stock is, therefore, subject to delisting from The Nasdaq National Market. The Company also announced that it had requested and had been granted an oral hearing with the Nasdaq Listing Qualifications Panel to be held on Thursday, May 10, 2001 and that the delisting of the Company's Common Stock would be stayed pending the outcome of the hearing. On May 10, 2001, management presented the Company's plan to regain compliance with the minimum bid price requirement to the Nasdaq Listing Qualifications Panel and is awaiting notice of the Listing Qualifications Panel's determination. Presently, shares of the Company's Common Stock are trading below the $1.00 minimum bid price and, as such, there can be no assurance that the panel will grant the Company's request for continued listing. Further, there can be no assurance that the Company will remain in compliance with all of the requirements for continued listing on The Nasdaq National Market. In the event that the Company's shares are delisted, the Company will attempt to have its Common Stock traded on The Nasdaq SmallCap Market or, if for any reason it is unable to have its Common Stock traded on The Nasdaq SmallCap Market, on the NASD OTC Bulletin Board; however, the delisting of the Common Stock may materially impair the ability of stockholders to buy and sell shares of the Common Stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, the Common Stock. In addition, the delisting of the Common Stock could significantly impair the Company's ability to raise capital in the public markets should it desire to do so in the future.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

      At March 31, 2001, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company holds no investment securities which would require disclosure of market risk.

Primary Market Risk Exposures

      The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company utilizes U.S. dollar denominated borrowings to fund its operational needs through its $3,500,000 working capital line of credit agreements. The lines, which currently bear an interest rate of prime plus 1% (9% at March 31, 2001), are subject to annual renewal. Had the interest rates under the lines of credit been 10% greater or lesser than actual rates, the impact would not have been material in the Company's consolidated financial statements for the period ended March 31, 2001. As of March 31, 2001, the Company had approximately $960,000 in outstanding borrowings under working capital lines.

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

                                    PART II.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        -----------------------------------------

           In January 2001, the Company issued a warrant to purchase up to 70,000 shares of Common Stock at an exercise price per share of $.50, subject to adjustment as described in the warrant, to Silicon Valley Bank in consideration for Silicon Valley Bank's entering into certain loan modification agreements with the Company. No underwriter was involved in the foregoing issuance. Such issuance was made by the Company in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in Section 4(2) thereof as a transaction by an issuer not involving a public offering.

           In January 2001, the Company issued 1,552,420 shares of Common Stock to WC Capital, LLC for total aggregate consideration of $962,500.40 and 322,580 shares of Common Stock to Carnegie Hill Associates, LLC for total aggregate consideration of $199,999.60. No underwriter was involved in the foregoing issuances of Common Stock. Such issuances were made by the Company in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in Section 4(2) thereof as a transaction by an issuer not involving a public offering.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

A. The annual meeting of stockholders of Datawatch Corporation was held on March 16, 2001.

B. The directors elected at the meeting are Bruce R. Gardner, Jerome Jacobson, Richard de J. Osborne, Terry W. Potter, David T. Riddiford and James Wood which constitute all of the directors of the Company.

C. A vote was proposed to elect a Board of Directors to serve for the ensuing year or until their respective successors are duly elected and qualified:

           Nominee                     Total Votes For      Total Votes Against
           -------                     ---------------      -------------------
           Bruce R. Gardner               9,570,366               114,393
           Jerome Jacobson                9,570,366               114,393
           Richard de J. Osborne          9,570,366               114,393
           Terry W. Potter                9,570,366               114,393
           David T. Riddiford             9,570,366               114,393
           James Wood                     9,570,366               114,393

           A proposal to approve an increase in the number of shares of Common Stock, $.01 par value, available for issuance under the Datawatch 1996 Stock Plan (the "1996 Stock Plan") from 1,250,000 to 1,650,000 shares, was approved and adopted with 9,188,875 shares voting in favor, 492,481 voting against, and 3,403 abstaining.

D.         No information provided due to inapplicability of item.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

A.         Exhibits

           10.1 Form of Indemnification Agreement between Datawatch Corporation and each of its Non-Employee Directors (filed herewith).

           10.2 Advisory Agreement dated April 5, 2001 by and between Datawatch Corporation and Richard de J. Osborne (filed herewith).

B.         Reports on Form 8-K

           The Company filed a Report on Form 8-K with the Securities and Exchange Commission on February 2, 2001, which reported the Company's sale of Common Stock to WC Capital, LLC and Carnegie Hill Associates, LLC.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2001.


                    DATAWATCH CORPORATION


                    /s/ Alan R. MacDougall
                    -----------------------------------------------------
                    Alan R. MacDougall
                    Vice President of Finance and Chief Financial Officer (Principal Financial Officer)