Form 10-Q
period 2001-06-30
DATAWATCH CORP
filed 2001-08-14
CIK 792130

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM _____________ TO _____________


                         COMMISSION FILE NUMBER: 0-19960

                              DATAWATCH CORPORATION
                              ---------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                            02-0405716
-------------------------------                           -------------------
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

                              Yes [X]     No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

          Class                            Outstanding at August 9, 2001
          -----                            ------------------------------
Common Stock $0.01 par value                       2,519,954
================================================================================

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                     --------------------------------------
                                TABLE OF CONTENTS
                                -----------------


PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements                                              Page #
                                                                          ------

   a)   Consolidated Condensed Balance Sheets:                             3
        June 30, 2001 and September 30, 2000

   b)   Consolidated Condensed Statements of Operations:                   4
        Three and Nine Months Ended June 30, 2001 and 2000

   c)   Consolidated Condensed Statements of Cash Flows:                   5
        Nine Months Ended June 30, 2001 and 2000

   d)   Notes to Consolidated Condensed Financial Statements               6

Item 2. Management's Discussion and Analysis of Financial                  9
        Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk        16

PART II.   OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings                                                 *
Item 2.  Changes in Securities and Use of Proceeds                         *
Item 3.  Default upon Senior Securities                                    *
Item 4.  Submission of Matters to a Vote of Security Holders               *
Item 5.  Other Information                                                 *
Item 6.  Exhibits and Reports on Form 8-K                                 17

SIGNATURES                                                                18

* No information provided due to inapplicability of item.

                                     PART I.

Item 1.  Financial Statements
         --------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                               June 30,             September 30,
                                                                 2001                   2000
                                                             ------------           ------------
ASSETS

CURRENT ASSETS:
 Cash and equivalents                                        $  1,954,127           $  1,695,832
 Short-term investments                                              --                  348,121
 Accounts receivable, net                                       4,699,633              7,662,454
 Inventories                                                      269,075                395,291
 Prepaid expenses                                               1,169,617                943,465
                                                             ------------           ------------
     Total current assets                                       8,092,452             11,045,163
                                                             ------------           ------------
PROPERTY AND EQUIPMENT:
 Property and equipment                                         3,778,830              3,805,599
 Less accumulated depreciation and amortization                (2,639,938)            (2,635,005)
                                                             ------------           ------------
     Net property and equipment                                 1,138,892              1,170,594
                                                             ------------           ------------

CAPITALIZED SOFTWARE AND OTHER ASSETS                           1,282,129                945,844

EXCESS OF COSTS OVER NET ASSETS OF ACQUIRED COMPANY               311,199                411,216
                                                             ------------           ------------
TOTAL ASSETS                                                 $ 10,824,672           $ 13,572,817
                                                             ============           ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                            $  2,215,829           $  2,064,501
 Accrued expenses                                               1,132,068              1,589,423
 Borrowings under credit lines                                    635,000                960,000
 Deferred revenue                                               2,029,961              2,092,002
                                                             ------------           ------------
     Total current liabilities                                  6,012,858              6,705,926
                                                             ------------           ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock                                                     113,711                 94,083
 Additional paid-in capital                                    21,369,764             20,165,954
 Accumulated deficit                                          (15,857,644)           (12,666,364)
 Accumulated other comprehensive loss                            (673,629)              (586,394)
                                                             ------------           ------------
                                                                4,952,202              7,007,279
 Less treasury stock - at cost                                   (140,388)              (140,388)
                                                             ------------           ------------
     Total shareholders' equity                                 4,811,814              6,866,891
                                                             ------------           ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 10,824,672           $ 13,572,817
                                                             ============           ============

See notes to consolidated condensed financial statements.

         --------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended                  Nine Months Ended
                                                   June 30,                            June 30,
                                            2001              2000              2001              2000
                                        ------------      ------------      ------------      ------------
NET SALES                               $  5,105,017      $  6,873,801      $ 16,708,405      $ 20,767,117

COSTS AND EXPENSES:
Cost of sales                              1,371,887         1,578,085         4,218,994         5,083,071
Engineering & product
  development                                536,420           423,643         1,479,521         1,380,515
Selling, general &
  administrative                           4,661,487         4,853,009        14,151,177        14,774,708
                                        ------------      ------------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS             (1,464,777)           19,064        (3,141,287)         (471,177)

INTEREST EXPENSE                             (49,147)          (37,237)         (101,496)         (117,863)

OTHER INCOME, primarily
   interest                                   14,778            20,066            49,912            78,995

FOREIGN CURRENCY GAIN (LOSS)                  (2,687)            1,705             1,591           (11,515)
                                        ------------      ------------      ------------      ------------

NET INCOME (LOSS)                       $ (1,501,833)     $      3,598      $ (3,191,280)     $   (521,560)
                                        ============      ============      ============      ============

NET INCOME (LOSS) PER COMMON SHARE:
 Basic and diluted                      $       (.60)     $        .00      $      (1.35)     $       (.25)
                                        ============      ============      ============      ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING: Basic                       2,518,739         2,066,975         2,355,229         2,054,673

ADJUSTMENT FOR DILUTIVE
  POTENTIAL COMMON STOCK                        --              61,919              --                --
                                        ------------      ------------      ------------      ------------

WEIGHTED AVERAGE SHARES
  OUTSTANDING: Diluted                     2,518,739         2,128,894         2,355,229         2,054,673
                                        ============      ============      ============      ============

See notes to consolidated condensed financial statements.

         --------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended June 30,
                                                                     2001                   2000
                                                                  -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                         $(3,191,280)          $  (521,560)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Loss on disposition of equipment                                  14,448                16,665
     Depreciation and amortization                                    718,920               624,879
     Amortization of interest on short-term investments                  --                  (8,491)
     Changes in current assets and liabilities:
        Accounts receivable                                         2,797,359              (232,502)
        Inventories                                                   120,949               (47,478)
        Prepaid expenses                                             (247,607)             (291,999)
        Accounts payable and accrued expenses                        (218,301)              (78,218)
        Deferred revenue                                               (7,418)              418,074
                                                                  -----------           -----------

     Net cash provided by (used in) operating activities              (12,930)             (120,630)
                                                                  -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment and fixtures                                  (435,858)             (365,193)
 Proceeds from sale of short-term investments                         348,121             2,265,024
 Purchase of short-term investments                                      --              (1,617,958)
 Proceeds from sale of equipment - net                                 19,393                36,497
 Capitalized software                                                (576,219)             (139,993)
 Other assets                                                          41,416               (20,613)
                                                                  -----------           -----------

     Net cash provided by (used in) investing activities             (603,147)              157,764
                                                                  -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds from sale of common stock                             1,183,438               185,680
 Principal payments on long-term obligations                             (311)              (35,761)
 Borrowings (payments) under credit line, net                        (325,000)             (138,705)
                                                                  -----------           -----------

     Net cash provided by (used in) financing activities              858,127                11,214
                                                                  -----------           -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS                16,245               (90,399)
                                                                  -----------           -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                       258,295               (42,051)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                           1,695,832             1,684,485
                                                                  -----------           -----------

CASH AND EQUIVALENTS, END OF PERIOD                               $ 1,954,127           $ 1,642,434
                                                                  ===========           ===========

See notes to consolidated condensed financial statements.

         --------------------

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation: The accompanying unaudited consolidated condensed financial statements include the accounts of Datawatch Corporation (the "Company") and its wholly owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. On July 23, 2001 the Company effected a reverse split of 1 common share for 4.5 common shares. All share and per share information has been adjusted to reflect the effect of the split.

       In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

       In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142.

3. Concentration of Credit Risks and Major Customers: The Company sells its products and services to U.S and non-U.S. dealers and other software distributors, as well as to end users under normal credit terms. One customer individually accounted for 11% and 14% of net sales for the three months ended June 30, 2001 and June 30, 2000, respectively, and 11% and 16% of net sales for the nine months ended June 30, 2001 and June 30, 2000, respectively. This same customer accounted for 28% of outstanding trade receivables as of June 30, 2001, as compared to 34% on September 30, 2000. Other than this customer, no other customer constitutes a significant portion of sales. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

         --------------------

4. Inventories: Inventories consist of software components - primarily software manuals, diskettes and retail packaging materials. Inventories are valued at the lower of cost (first-in, first out) method or market. Inventories were comprised of the following:

                                  June 30,               September 30,
                                    2001                     2000
                             -------------------      -------------------

    Materials                   $  175,590                 $  247,089
    Finished goods                  93,485                    148,202
                             -------------------      -------------------

    TOTAL                       $  269,075                 $  395,291
                             ===================      ===================

5. Comprehensive Loss: The following table sets forth the reconciliation of net income (loss) to comprehensive loss:

                                                     Three Months Ended             Nine Months Ended
                                                          June 30,                       June 30,
                                                      2001        2000            2001             2000
                                                   -----------------------   -------------------------------
    Net income (loss)                             $(1,501,833)   $ 3,598        $(3,191,280)    $ (521,560)
    Other comprehensive income
       (loss), net of tax:
    Foreign currency translation
       adjustments                                    (96,211)  (108,588)        (87,235)         (211,899)
                                                   -----------------------   -------------------------------

    Comprehensive loss                            $(1,598,044) $(104,990)       $(3,278,515)    $ (733,459)
                                                   =======================   ===============================

       Accumulated other comprehensive loss reported in the condensed consolidated balance sheets consists only of foreign currency translation adjustments.

6. Earnings (Loss) Per Share: Basic net earnings (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share reflects the impact, when dilutive, of the exercise of options and warrants using the treasury stock method. For the three and nine month periods ended June 30, 2001 and the nine month period ended June 30, 2000, 2,350 and 61,925 potential shares were therefore excluded from the calculation as the effect would be antidilutive.

       On July 23, 2001 the Company effected a reverse split of 1 common share for 4.5 common shares. All share and per share information has been adjusted to reflect the effect of the split.

7. Line of Credit: On January 17, 2001, the Company renewed its two line-of-credit agreements effective December 29, 2000. As part of the renewal of the lines of credit, warrants to purchase 15,556 shares of the Company's common stock were issued to the bank at an exercise price of $2.25 per share. These warrants expire on January 17, 2011. The fair market value of the warrants (determined using the Black-Scholes pricing model and the following assumptions:
116% volatility, 10 year estimated life and 6.2% risk-free interest rate) was determined to be $76,333, which had been recorded in prepaid interest (being recognized as a component of interest expense during the renewal period) with a corresponding increase in additional paid in capital. The two lines provide for working capital borrowings through December 31, 2001, with maximum borrowings up to the lesser of $3,500,000 or 50% to 90% of defined eligible accounts receivable. As of June 30, 2001, the Company had approximately $635,000 of outstanding borrowings under these lines. The Company was in breach of certain covenants of the agreements as of June 30, 2001. The Company is currently negotiating these lines with the bank. See Bank Line of Credit Risk Factor in
Part I, Item 2.

8. Non-cash issuance of Common Stock: On November 7, 2000, 11,112 shares of common stock, valued at $40,000, were issued to a developer for certain product rights.

         --------------------

9. Issuance of Common Stock: In January 2001, the Company issued 416,667 shares of common stock in a private placement to investors for an aggregate of $1,162,500. The net proceeds from this transaction totaled $1,083,351 after expenses.

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

      The following table presents information about the Company's sales by product lines:

                                Three Months Ended         Nine Months Ended
                                     June 30,                    June 30,
                                  2001     2000              2001     2000
                                -----------------         ------------------
      Monarch and Monarch|ES       57 %      63 %           57 %        57 %
      Quetzal|SC                   27        21             26          25
      Third-party and other        16        16             17          18
                                -------   -------         ------      -------

                                  100 %     100 %          100 %       100 %
                                =======   =======         ======      =======

       The Company's operations are conducted in the U.S. and in Europe (principally in the United Kingdom). The following tables present information about the Company's geographic operations:

      Net Sales
      ---------                                    Domestic               Europe             Eliminations                 Total
                                               --------------         --------------        --------------          ---------------
      Three Months ended 6/30/01               $   2,582,419          $   2,855,557          $   (332,959)           $   5,105,017
      Three Months ended 6/30/00                   3,953,191              3,311,068              (390,458)               6,873,801

      Nine Months ended 6/30/01                $   8,382,922          $   9,467,717          $ (1,142,234)           $  16,708,405
      Nine Months ended 6/30/00                   11,028,329             11,051,793            (1,313,005)              20,767,117

      Long-lived Assets
      -----------------                            Domestic               Europe             Eliminations                 Total
                                               --------------         --------------        --------------          ---------------
      At June 30, 2001                         $   1,925,288          $     794,682          $         -             $   2,719,970
      At September 30, 2000                        1,615,423                899,231                    -                 2,514,654

       Export sales aggregated approximately $894,000 and $1,215,000, respectively, for the three months ended June 30, 2001 and June 30, 2000, and $3,471,000 and $3,869,000, respectively, for the nine months ended June 30, 2001 and June 30, 2000.

11. Restructuring Plan: On July 26, 2001, the Company announced a worldwide restructuring plan to bring together worldwide operations under one administration and improve operating efficiencies. The plan includes overhead and headcount reductions in the United States of America, Europe and Australia. It will be implemented and completed in the Company's fourth fiscal quarter, ending September 30, 2001, and will result in a one-time charge estimated not to exceed $800,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

GENERAL

           Datawatch Corporation (the "Company" or "Datawatch"), is engaged in the design, development, manufacture, marketing, and support of business computer software. Its products address the enterprise reporting, business intelligence, data replication and help desk markets.

           Datawatch's principal products are: Monarch, a report mining application that lets users extract and manipulate data from ASCII report files produced on any mainframe, midrange, client/server or PC system; Redwing, a plug-in for Adobe Acrobat that lets users extract text and tables from Adobe PDF documents; Monarch|ES, a configurable enterprise reporting solution that allows an organization to quickly deliver business intelligence and decision support derived from existing reporting systems with no new programming or report writing; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; VortexML, a data transformation tool that converts ASCII data into valid XML without programming; and Quetzal|SC, an integrated help desk and asset management software with advanced service level management capabilities, integrated change management features, business process automation tools and unique user-interface that promotes ease-of-use and ease-of-learning. In the second quarter of fiscal 2001 the Company introduced Q|SM, a major release of the Company's service management software, and in the third quarter of fiscal 2001 the Company made a major release of the Monarch|ES software.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 and 2000.
------------------------------------------

           Net sales for the three months ended June 30, 2001 were $5,105,000 which represents a decrease of $1,769,000, or approximately 26%, from net sales of $6,874,000 for the three months ended June 30, 2000. This decrease in net sales is attributable to the following factors:

    o Domestic Monarch sales decreased by approximately 39%, which accounts for an approximate decrease of 19% in total net sales. Net sales for the three months ended June 30, 2000 included a one-time sale of paid-up OEM licenses totaling $520,000. This accounts for approximately a 16% decrease in domestic Monarch sales and accounts for an approximate decrease in total net sales of 8% when comparing these quarters. Also, sales of the Monarch product to the Company's largest distributor have decreased over the past 12 months even though sales of the product by this distributor have remained relatively unchanged during this period. Decreasing sales to this distributor account for approximately a 13% decrease in domestic Monarch sales and an approximate decrease in total net sales of 7% for the three months ended June 30, 2001 as compared to the same period in 2000. The Company attributes the balance of the decrease in domestic Monarch sales to a reduction in corporate spending due to a slowing economy.

    o A decrease in third-party product sales accounts for approximately a 3% decrease in the total net sales of the Company. Management believes this decrease is attributable to a slowing worldwide economy.

    o Total net sales decreased as a result of the impact of foreign exchange movements on the translation of the financial statements; movements which do not have a cash impact on the Company. Approximately 50% of the Company's sales come from international operations that conduct business in local currencies. Over the past 12 months the dollar has significantly strengthened against these local currencies, resulting in a comparative reduction of approximately 7% for international sales when stated in dollars and a reduction of approximately 3% for the Company's net sales.

           For the third quarter of fiscal 2001, Monarch and Monarch|ES accounted for approximately 57% of net sales (as compared to 63% of net sales for the third quarter of fiscal 2000), Quetzal|SC accounted for approximately 27% of net sales (as compared to 21% of net sales for the third quarter of fiscal 2000), and third-party products accounted for approximately 16% of net sales (as compared to 16% of net sales for the third quarter of fiscal 2000).

           Cost of sales for the three months ended June 30, 2001 was $1,372,000 or approximately 27% of net sales which is comparable to cost of sales of $1,578,000 or approximately 23% of net sales for the three months ended June 30, 2000. This increase in cost of sales as a percentage of net sales results from the decrease in net sales of the Company's Monarch product line, which has a higher margin.

           Engineering and product development expenses for the three months ended June 30, 2001 were $536,000, which represents an increase of $112,000 or approximately 26% from $424,000 for the three months ended June 30, 2000. This increase is primarily attributable to increased staffing levels in product development required to support the release of Q|SM and a major version release of Monarch|ES. During the third quarter of fiscal 2001, the Company capitalized $132,000 in software development costs. This compares to $42,000 capitalized in the third quarter of 2000. The increase in capitalized costs is due to the development of the Q|SM product and the new major version of Monarch|ES.

           Selling, general and administrative expenses for the three months ended June 30, 2001 were $4,661,000, which represents a decrease of $192,000 or approximately 4% from $4,853,000 for the three months ended June 30, 2000. As is the case with sales, approximately 50% of the Company's selling, general and administrative expenses are attributable to international subsidiaries that conduct business in their local currencies. Over the past 12 months the dollar has significantly strengthened against these local currencies, resulting in a comparative decrease of approximately 7% for international selling, general, and administrative expenses when stated in dollars. This principally accounts for the 4% decrease in total selling, general and administrative expenses.

           As a result of the foregoing, the loss from operations for the three months ended June 30, 2001 was $1,465,000, which compares to income from operations of $19,000 for the three months ended June 30, 2000. The Company has not recorded any benefit for income taxes in either period owing to the Company's conclusion that the realization of its net operating loss carryforwards was not more likely than not. The net loss for the three months ended June 30, 2001 was $1,502,000, which compares to a net income of $4,000 for the three months ended June 30, 2000.

Nine Months Ended June 30, 2001 and 2000.
-----------------------------------------

           Net sales for the nine months ended June 30, 2001 were $16,708,000, which represents a decrease of $4,059,000 or approximately 20% from net sales of $20,767,000 for the nine months ended June 30, 2000. This decrease in net sales is attributable to the following factors:

    o Domestic Monarch sales decreased by approximately 29%, which accounts for an approximately decrease of 12% in total net sales. Sales of the Monarch product to the Company's largest distributor have decreased over the past 12 months even though sales of the product by this distributor have remained relatively unchanged during this period. Decreasing sales to this distributor account for approximately a 20% decrease in domestic Monarch sales and an approximate decrease in total net sales of 8% for the nine months ended June 30, 2001 as compared to the same period in 2000. Also, net sales for the nine months ended June 30, 2000 included a one-time sale of paid-up OEM licenses totaling $520,000. This accounts for approximately a 6% decrease in domestic Monarch sales and accounts for approximately 3% of the decrease in total net sales when comparing these quarters. The Company attributes the balance of the decrease in domestic Monarch sales to a reduction in corporate spending due to a slowing economy.

    o A decrease in third-party product sales accounts for approximately a 4% decrease in the total net sales of the Company. Management believes this decrease is attributable to a slowing worldwide economy.

    o Total net sales decreased as a result of the impact of foreign exchange movements on the translation of the financial statements; movements which do not have a cash impact on the Company. Approximately 50% of the Company's sales come from international operations that conduct business in local currencies. Over the past 12 months the dollar has significantly strengthened against these local currencies, resulting in a comparative reduction of approximately 9% for international sales when stated in dollars and a reduction of approximately 4% for the Company's net sales.

           For the nine months ended June 30, 2001, Monarch products accounted for approximately 57% of net sales (as compared to 57% of net sales for the nine months ended June 30, 2000), Quetzal|SC products accounted for approximately 26% of net sales, (as compared to 25% of net sales for the nine months ended June 30, 2000) and third-party product lines accounted for approximately 17% of net sales (as compared to 18% of net sales for the nine months ended June 30, 2000).

           Cost of sales for the nine months ended June 30, 2001 was $4,219,000 or approximately 25% of net sales which is comparable to cost of sales of $5,083,000 or approximately 24% of net sales for the nine months ended June 30, 2000. This increase in cost of sales as a percentage of net sales results from the decrease in net sales of the Company's Monarch product line, which has a higher margin.

           Engineering and product development expenses for the nine months ended June 30, 2001 were $1,480,000, which represents an increase of $99,000 or approximately 7% from $1,381,000 for the nine months ended June 30, 2000. This increase is primarily the result of increased staffing levels in product development required to support the release of Q|SM and a major version release of Monarch|ES. During the nine months ended June 30, 2001, the company capitalized $576,000 in software development costs. This compares to $140,000 capitalized in the nine months ended June 30, 2000. The increase in capitalized costs is due to the development of the Q|SM product and the new major version of Monarch|ES.

           Selling, general and administrative expenses for the nine months ended June 30, 2001 were $14,151,000, which represents a decrease of $624,000 or approximately 4% from $14,775,000 for nine months ended June 30, 2000. As is the case with sales, approximately 50% of the Company's selling, general and administrative expenses are attributable to international subsidiaries that conduct business in their local currencies. Over the past 12 months the dollar has significantly strengthened against these local currencies, resulting in a comparative reduction of approximately 9% for international selling, general, and administrative expenses when stated in dollars. This principally accounts for the 4% reduction in total selling, general and administrative expenses. As a result of the foregoing, the loss from operations for the nine months ended June 30, 2001 was $3,141,000, which compares to a loss from operations of $471,000 for the nine months ended June 30, 2000. The Company has not recorded any benefit for income taxes in either period owing to the Company's conclusion that the realization of its net operating loss carryforwards was not more likely than not. The net loss for the nine months ended June 30, 2001 was $3,191,000, which compares to a net loss of $522,000 for the nine months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

           Working capital decreased by approximately $2,260,000 during the nine months ended June 30, 2001 primarily as a result of unprofitable operations. The net cash used in operating activities totaled $13,000 for the nine months ended June 30, 2001 (as compared to $121,000 used in operating activities for the nine months ended June 30, 2000). The net loss from operations of $3,191,000 was primarily offset by $2,797,000 provided by accounts receivable for the nine months ended June 30, 2001 (as compared to a net loss from operations of $522,000 and $233,000 used in the increase in accounts receivable for the period ended June 30, 2000).

           Investing activities used $603,000 for the nine months ended June 30, 2001 (as compared to $158,000 provided by investing activities for the nine months ended June 30, 2000). This change was primarily the result of reduced proceeds from the purchase and sale of short-term investments and an increase in the investment in capitalized software for Monarch|ES and Q|SM. Cash provided from the sale of short-term investments was $348,000 for the nine months ended June 30, 2001 (as compared to $647,000 for the nine months ended June 30, 2000). Capitalized software totaled $576,000 for the nine months ended June 30, 2001 (as compared to $140,000 for the nine months ended June 30, 2000).

           Financing activities provided $858,000 for the nine months ended June 30, 2001 (as compared to $11,000 provided by financing activities for the nine months ended June 30, 2000). This increase is primarily attributable to the Company's January 2001 sale of

416,667 shares of common stock in a private placement to investors for an aggregate of $1,162,500.

           Management believes that its currently anticipated capital needs for future operations of the Company will be satisfied through at least September 30, 2001. The Company's lines of credit were renewed effective December 29, 2000 and expire on December 31, 2001 and provide for maximum borrowings up to the lesser of $3,500,000 or 50% to 90% of defined eligible accounts receivable. As of June 30, 2001, the Company had approximately $635,000 of outstanding borrowings under these lines. The Company was in breach of certain covenants of the agreements as of June 30, 2001. The Company is currently negotiating these lines with the bank. See Bank Line of Credit Risk Factor below.

       On July 26, 2001, the Company announced a worldwide restructuring plan to bring together worldwide operations under one administration and improve operating efficiencies. The plan includes overhead and headcount reductions in the United States of America, Europe and Australia. It will be implemented and completed in the Company's fourth fiscal quarter, ending September 30, 2001, and will result in a one-time charge estimated not to exceed $800,000.

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

Bank Line of Credit

           The Company is in default on its two line of credit agreements with Silicon Valley Bank as a result of the Company's breach of certain financial covenants in these agreements. The Company is currently in negotiations with the bank to revise the terms of the agreements and believes it will be able to enter into revised agreements with the bank. However, there can be no assurance that the Company will be able to successfully renegotiate these existing bank lines or that the Company will be able to access alternative sources of financing if it is unable to renegotiate these lines. If the Company and the bank cannot reach an agreement and the Company remains in default, the Company would no longer be able to borrow under these lines and may be required to repay the amounts currently outstanding under these lines, which would materially impair its ability to fund its operations and would materially harm its business. If the Company is able to renegotiate the lines but the revised terms are unduly restrictive, the Company's borrowing flexibility could diminish, which could restrict its funding strategies and harm its business.

Weakening of World Wide Economic Conditions and the Computer Software Market May Result in Lower Revenue Growth Rates or Decreased Revenues

       The revenue growth and profitability of the Company's business depends on the overall demand for computer software and services, particularly in the market segments in which it competes. Because the Company's sales are primarily to major corporate customers, its business also depends on general economic and business conditions. A softening of demand for computer software and services, caused by a weakening of the economy in the United States or abroad, may result in lower revenue growth rates, decreased revenues or reduced profitability. In this weakened economy, the Company cannot be assured that it will be able to effectively promote future growth in its software and services revenues or restore profitability.

Dependence on Principal Products

           For the nine months ended June 30, 2001, Monarch and Monarch|ES products and Quetzal|SC products accounted for approximately 57% and 26%, respectively, of the Company's net sales. The Company is substantially dependent on Monarch, Monarch|ES and Quetzal|SC products. As a result, any factor adversely affecting sales of either of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Notice of Potential Delisting

           On March 30, 2001 the Company announced that it had received a notice from The Nasdaq Stock Market, Inc. that the Company's Common Stock failed to comply with the $1.00 minimum bid price requirement for continued listing on The Nasdaq National Market as set forth in marketplace Rule 4450(a)(5), and that the Company's Common Stock is, therefore, subject to delisting from The Nasdaq National Market. Management presented the Company's plan to regain compliance with the minimum bid price requirement to the Nasdaq Listing Qualifications Panel and, on May 30, 2001, the Listing Qualifications Panel's notified the Company that it had determined to continue listing the Company's common stock on the Nasdaq National Market, provided that on or before July 31, 2001, the Company's Common Stock evidenced a closing bid price of at least $1.00 per share and, immediately thereafter, a closing bid price of at least $1.00 for a minimum of ten consecutive trading days and that the Company remained in compliance with all other requirements for continued listing on The Nasdaq National Market. .

           Effective as of the close of business on July 23, 2001 the Company effected a 1-for-4.5 reverse stock split. Since July 24, 2001, the Company's Common Stock has evidenced a closing bid price in excess of $1.00 per share, demonstrating compliance with the minimum bid price requirement. However, the Company is not in compliance with the continued listing requirement for market value of public float of $5 million. The Company has requested a 90-day extension from Nasdaq to achieve compliance with the market value of public float requirement. There can be no assurance that the Company will be granted the 90-day extension or will achieve compliance with the market value of public float requirement or remain in compliance with all of the other requirements for continued listing on The Nasdaq National Market. In the event that the Company's shares are delisted, the Company will attempt to have its Common Stock traded on The Nasdaq SmallCap Market or, if for any reason it is unable to have its Common Stock traded on The Nasdaq SmallCap Market, on the NASD OTC Bulletin Board; however, the delisting of the Common Stock may materially impair the ability of stockholders to buy and sell shares of the Common Stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, the Common Stock. In addition, the delisting of the Common Stock could significantly impair the Company's ability to raise capital in the public markets should it desire to do so in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

      At June 30, 2001, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments. The Company holds no investment securities.

Primary Market Risk Exposures

      The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company utilizes U.S. dollar denominated borrowings to fund its operational needs through its $3,500,000 working capital line of credit agreements. The lines, which currently bear an interest rate of prime plus 1% (7.75% at June 30, 2001), are subject to annual renewal. Had the interest rates under the lines of credit been 10% greater or lesser than actual rates, the impact would not have been material in the Company's consolidated financial statements for the period ended June 30, 2001. As of June 30, 2001, the Company had approximately $635,000 in outstanding borrowings under working capital lines.

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

                                    PART II.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

A.         Exhibits

           None

B.         Reports on Form 8-K

           No Current Report on Form 8-K was filed during the quarterly period ended June 30, 2001.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2001.


                                 DATAWATCH CORPORATION


                                   /s/ Alan R. MacDougall
                                 ----------------------------------------------
                                 Alan R. MacDougall
                                 Vice President of Finance and Chief Financial Officer (Principal Financial Officer)