Form 10-K405
period 2001-09-30
DATAWATCH CORP
filed 2001-12-28
CIK 792130

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001 OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                                175 CABOT STREET
                                    SUITE 503
                           LOWELL, MASSACHUSETTS 01854
                     ---------------------------------------
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 978-441-2200

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK $0.01 PAR VALUE
                          ----------------------------
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of voting stock held by non-affiliates: $2,933,716 (computed by reference to the last sales price of such common stock on December 12, 2001 as reported in the National Association of Security Dealers consolidated trading index).

     Number of shares of common stock outstanding at December 12, 2001:
2,555,984

     Documents Incorporated By Reference

Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2001. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

================================================================================

                                     PART I

ITEM 1. BUSINESS
----------------

GENERAL

     Datawatch Corporation (the "Company" or "Datawatch"), founded in 1985, is a provider of enterprise reporting, business intelligence, report mining, data transformation and service center software products that help organizations increase productivity, reduce costs and gain competitive advantages. Datawatch products are used in more than 20,000 companies, institutions and government agencies worldwide.

     The Company is a Delaware corporation, with executive offices located at 175 Cabot Street, Lowell, Massachusetts 01854 and the Company's telephone number is (978) 441-2200.

     In 2001, the Company sold its wholly owned subsidiary, Guildsoft Limited ("Guildsoft"). Guildsoft was a component of the Company with clearly distinguishable operations and cash flows and because Guildsoft's activities are now entirely eliminated from ongoing operations and the Company will have no continuing involvement with Guildsoft's operations, the Company has presented Guildsoft as a discontinued operation in all periods presented herein.

PRODUCTS

Monarch - Datawatch is best known for its popular desktop report mining and business intelligence application called Monarch. More than 350,000 copies of Monarch have been sold, with localized versions in English, French, German and Spanish. Monarch transforms structured text files (reports, statements, etc.) into a live database that users can sort, filter, summarize, graph and export to other applications such as MS Excel or Access. Monarch Professional Edition lets users extract and work with data in HTML files, databases, spreadsheets and ODBC sources as well as reports. The Company's Redwing product lets users extract text and tables from Adobe PDF documents.

Monarch|ES - Monarch|ES is Datawatch's web-enabled business information portal, providing complete report management, business intelligence and content management, and the ability to analyze data within reports, all using just a web browser. Monarch|ES allows organizations to quickly and easily deliver business intelligence and decision support, derived from existing reporting systems, with no new programming or report writing. Monarch|ES automatically archives report data and binary documents in an enterprise report and document warehouse and provides users a unified point of entry to view, analyze and share information over the Internet.

Monarch Data Pump - The Company's Monarch Data Pump product is a unique data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of existing reports in a variety of formats, including Excel, via email.

Q|Service Management - The Company's help desk and asset management software is a market leader in Europe, with one of the largest installed bases among products that compete in the internal help desk market. In 2001, the Company introduced Q|Service Management ("Q|SM"), a major new release of the Company's Service Management software. Q|SM is a fully internet-enabled solution that can scale from a basic help desk system to a full service center solution that incorporates workflow and network management capabilities and provides web access to multiple databases while enabling customers to interact via a standard browser. Q|SM also provides advanced service level management capabilities, integrated change management features, business process automation tools and one of the industry's easiest to learn and use interfaces.

VorteXML - Datawatch's new desktop VorteXML software converts existing, structured ASCII/ANSI text documents (such as reports, invoices, log files, etc.), or HTML, into valid XML on an ad hoc, programming-free basis. VorteXML's ability to simplify the transformation of complex business documents and HTML into valid XML dramatically speeds up and reduces the cost of implementing enterprise XML systems or putting legacy output on the web. In early 2002, VorteXML will be available in a server edition to automate the process of data transformation and delivery.

PRICING

     The Company's desktop products are sold under single and multi-user licenses. A single user license for Monarch Standard Edition is priced at $635. Multi-user licenses for Monarch Standard Edition are priced at $250 to $399 per user, depending upon the number of users. A single user license for Monarch Professional Edition is priced at $765. Multi-user licenses for Monarch Professional Edition are priced at $375 to $529 per user, depending upon the number of users. A single user license for Monarch Data Pump Personal Edition is priced at $2,495. A single user license for Redwing is priced at $579. A five-user license is priced at $2,199.

     The Company's report enterprise and service center products are sold under server-based licenses in addition to named-user and concurrent-user licenses. An entry-level Monarch|ES system is priced at approximately $50,000. Typical configurations are priced in the range of $65,000 to $250,000. Server editions of Monarch Data Pump are typically priced at approximately $7,500 per server. An entry-level Q|SM system is priced at approximately $20,000. Typical configurations sell in the range of $20,000 to $150,000. Maintenance agreements, training and implementation services are sold separately.

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

     The Company offers certain of its resellers the ability to return obsolete versions of its products and slow-moving products for credit. Based on its historical experience relative to products sold to these distributors, the Company believes that its exposure to such returns is minimal. It has provided a provision for such estimated returns in the financial statements.

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

     During fiscal 2001, one distributor represented approximately 14% of the Company's net sales. No other customer accounted for more than 10% of the Company's net sales in fiscal 2001. Datawatch sells its products outside of the U.S. directly through the sales force of its wholly owned subsidiary, Datawatch International Limited ("Datawatch International") and through international resellers. Such international sales represented approximately 46%, 43% and 49% of the Company's net sales for fiscal 2001, 2000 and 1999, respectively. See
Note 12 to Consolidated Financial Statements which appear elsewhere in this Annual Report on Form 10-K.

RESEARCH AND DEVELOPMENT

     The Company believes that timely development of new products and enhancements to its existing products is essential to maintain strong positions in its markets. Datawatch intends to continue to invest sizeable effort in research and product development, particularly in the area of computing technology trends and the Internet. The Company's product development efforts are primarily focused on the Monarch|ES Enterprise Reporting products and Q|Service Management ("Q|SM") products and their related core technologies. Additional efforts are devoted to the expansion of the feature set of the Monarch product and enhancing the functionality of its XML tool, VorteXML, which automates the process of generating XML output from reports or structured text input.

     Datawatch's product development efforts are conducted through in-house software development engineers and by external developers. External developers are compensated either through royalty payments based on product sales levels achieved or under contracts based on services provided. Datawatch has established long-term relationships with several development engineering firms, providing flexibility, stability and reliability in its development process.

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

     Datawatch has a contractual agreement with the independent developer of Monarch and VorteXML which requires that source code be placed into escrow. The principal developer for these products is also bound by contractual commitments which require the developer's continuing involvement in product maintenance and enhancement. The Company has been granted exclusive worldwide rights to Monarch and VorteXML with a stated term expiring in the year 2009. Monarch and VorteXML are trademarks of Datawatch Corporation. Datawatch also has a contractual agreement with the independent developer of Q|SM which requires his continued involvement in product maintenance for a period of 5 years. The developer has agreed to provide these services in exchange for a minimal royalty based on net sales.

     Other Datawatch products have been developed through in-house software development or by independent software engineers hired under contract. Datawatch maintains source code and full product control for these products, which include the Monarch Data Pump (Personal and Server Editions), Monarch|ES, and Q|SM products.

BACKLOG

     The Company's software products are generally shipped within three business days of receipt of an order. Accordingly, the Company does not believe that backlog for its products is a meaningful indicator of future business. The Company does maintain a backlog of services related to its Monarch|ES and Q|SM business. While this services backlog will provide future revenue to the Company, the Company believes that it should not considered a meaningful indicator of future business.

COMPETITION

     The software industry is highly competitive and is characterized by rapidly changing technology and evolving industry standards. Datawatch competes with a number of companies including Peregrine, Actuate, Quest and others which have substantially greater financial, marketing and technological resources than the Company. Competition in the industry is likely to intensify as current competitors expand their product lines and as new competitors enter the market.

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

EMPLOYEES

     As of September 30, 2001, Datawatch had 98 full-time employees, including 31 engaged in marketing, sales, and customer service; 21 engaged in product consulting and training; 10 engaged in product management, development and quality assurance; 6 engaged in technical support; 27 providing general, administrative, accounting, and IT functions; and 3 engaged in software production and warehousing.

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

ITEM 2. PROPERTIES
------------------

     The Company is currently headquartered in a 24,553 square foot leased office building in Lowell, Massachusetts. The lease expires in January 2006. The Company also maintains small offices in California, Connecticut, Illinois, and Georgia.

     The Company also leases approximately 6,000 square feet of office space in Kings Langley, Hertfordshire, England, which expires in January 2009 with a termination option in December 2002, and maintains small offices in Germany, France and Australia.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     The Company is not a party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     A special meeting of stockholders of Datawatch Corporation was held on July 23, 2001 to consider and vote on a proposal to amend the Company's Restated Certificate of Incorporation to effect a reverse stock split of the shares of the Company's issued and outstanding common stock at a ratio to be determined by the Board of Directors, in its sole discretion, such that when multiplied by the closing price of the common stock on the business day preceding the Special Meeting of Stockholders results in a product between $1.50 and $2.00 per share, inclusive, but which ratio shall not to exceed one for six, whereby one (1) share of common stock will be issued in exchange for not more than six (6) shares of common stock then issued and outstanding. (The ratio approved by action of the Board of Directors was that one (1) share would be issued for every four and one-half (4.5) shares of common stock issued and outstanding.) Any fractional shares which resulted form this exchange were rounded up and exchanged for one (1) whole share of common stock. The proposal was approved and adopted by the stockholders with 9,446,326 voting in favor, 310,812 voting against, and 14,775 abstaining.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and titles of the executive officers of the Company as of December 12, 2001 are as follows:

Robert W. Hagger      53   President, Chief Executive Officer and Director
John H. Kitchen, III  46   Senior Vice President for Channel Products
H. Calvin G. MacKay   57   Senior Vice President for Enterprise Software
Alan R. MacDougall    53   Vice President of Finance, Chief Financial Officer,
                           Treasurer and Assistant Secretary
Linda E. Lammi        48   Vice President of Development and Technical Services

Officers are elected by, and serve at the discretion of, the Board of Directors.

     ROBERT W. HAGGER, President, Chief Executive Officer and Director. Mr. Hagger assumed the positions of President, Chief Executive Officer and Director on July 9, 2001. Prior thereto, and since November 1, 1997, Mr. Hagger was Senior Vice President of International Operations of the Company. Prior to that and since March 1997, Mr. Hagger was Managing Director of the Company's wholly-owned subsidiary Datawatch International Limited. Prior to joining Datawatch, from 1993 to March 1997, Mr. Hagger was founder and Managing Director of Insight Strategy Management Ltd. Prior to that he was Managing Director of Byrne Fleming Ltd.

     JOHN H. KITCHEN, III, Senior Vice President for Channel Products. Mr. Kitchen assumed the position of Senior Vice President for Channel Products on July 9, 2001. Prior thereto, and since July 2000, Mr. Kitchen was the Company's Vice President of Marketing. Prior to July 2000, and since March 1998, Mr. Kitchen was the Company's Director of Marketing. Prior to that, Mr. Kitchen was a marketing consultant to the Company.

     H. CALVIN G. MACKAY, Senior Vice President for Enterprise Software. Mr. MacKay assumed the position of Senior Vice President for Enterprise Software on July 9, 2001 and was elected an executive officer of the Company on December 1, 2001. Prior thereto, and since January 2001, Mr. MacKay was a marketing and sales consultant to the Company's wholly-owned subsidiary, Datawatch International Limited. Prior to January 2001, and since December 1998, Mr. MacKay acted as an advisor and consultant to several technology companies. From June 1996 to October 1998, Mr. MacKay served as Principal of Renior and Rembrandt Consulting Ltd., a management consulting firm, and as the Chief Executive Officer of the firm's South East Asia operations.

     ALAN R. MACDOUGALL, Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary. Mr. MacDougall assumed the positions of Vice President of Finance, Chief Financial Officer Treasurer and Assistant Secretary on December 16, 2000. Prior thereto, and since October 1997, Mr. MacDougall was the Company's Corporate Controller. Prior to October 1997, and since June 1994, Mr. MacDougall was the Company's Director of Operations.

     LINDA E. LAMMI, Vice Present of Development and Technical Services. Ms. Lammi assumed the position of Vice President of Development and Technical Services on May 16, 1999. Prior thereto, and since March 1995, Ms. Lammi was the Company's Director of Technical Services.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
-------------------------------------------------------------------------
     MATTERS
     -------
     In October 2001, the Company issued a warrant to purchase up to 49,669 shares of Common Stock at an exercise price per share of $1.51, subject to adjustment as described in the warrant, to Silicon Valley Bank in consideration for Silicon Valley Bank's entering into certain loan modification agreements with the Company. No underwriter was involved in the foregoing issuance. Such issuance was made by the Company in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in Section 4(2) thereof as a transaction by an issuer not involving a public offering.

     The Registrant's common stock is listed and traded on the Nasdaq National Market under the symbol DWCH. The range of high and low prices during each fiscal quarter for the last two fiscal years is set forth below:

                For the Year Ended           Common Stock
                September 30, 2001         High       Low
                -------------------------------------------
                4th Quarter                2.610      1.000
                3rd Quarter                3.915      1.620
                2nd Quarter                6.751      1.688
                1st Quarter                7.032      1.266

                For the Year Ended           Common Stock
                September 30, 2000         High       Low
                -------------------------------------------
                4th Quarter               10.689      4.922
                3rd Quarter               16.877      5.063
                2nd Quarter               33.472      8.438
                1st Quarter               29.534      2.813

     There are approximately 158 shareholders of record as of December 12, 2001. The Company believes that the number of beneficial holders of common stock exceeds 2,500.

     The Company has not paid any cash dividends and it is anticipated that none will be declared in the foreseeable future. The Company intends to retain future earnings, if any, to provide funds for the operation, development and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

     The following table sets forth selected consolidated financial data of the Company for the periods indicated. The selected consolidated financial data for and as of the end of the years in the five-year period ended September 30, 2001 are derived from the Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes which appears elsewhere in this Annual Report on Form 10-K.

     In 2001, the Company sold its wholly owned subsidiary, Guildsoft Limited ("Guildsoft"). Guildsoft was a component of the Company with clearly distinguishable operations and cash flows and because Guildsoft's activities are now entirely eliminated from ongoing operations and the Company will have no continuing involvement with Guildsoft's operations, the Company has presented Guildsoft as a discontinued operation in all periods presented herein.

Statements of Operations Data
Years Ended September 30,     2001         2000         1999         1998         1997
                          ---------------------------------------------------------------
Net Sales
  PC-based Products       $18,402,655  $22,473,837  $23,598,040  $22,299,352  $23,663,584
  Macintosh-based Products       --           --           --        172,254    6,052,298
                          ---------------------------------------------------------------
Net Sales                  18,402,655   22,473,837   23,598,040   22,471,606   29,715,882

Costs and Expenses         23,720,327   23,434,504   27,769,247   32,782,443   31,708,162
Income (Loss) from
  Operations               (5,317,672)    (960,667)  (4,171,207) (10,310,837)  (1,992,280)
Gain on Sale of Product
  Line                           --           --           --     15,431,253         --
Income (Loss) from
  Continuing Operations   $(5,385,051) $(1,002,097) $(3,716,637)  $4,882,807  $(2,104,275)
Discontinued Operations
  Income (Loss) from
  Guildsoft operations, net  (143,856)      12,468     (130,544)    (178,811)     108,842
Gain on sale of Guildsoft     413,013         --           --           --           --
                          ---------------------------------------------------------------
Income (Loss) from
  Discontinued Operations $   269,157  $    12,468  $  (130,544) $  (178,811) $   108,842

Net Income (Loss)         $(5,115,894) $  (989,629) $(3,847,181) $ 4,703,996  $(1,995,433)

Net Income (Loss) per
  Common Share - Basic    $     (2.13) $     (0.48) $     (1.89) $      2.33  $     (0.99)
Net Income (Loss) per
  Common Share - Diluted  $     (2.13) $     (0.48) $     (1.89) $      2.27  $     (0.99)

Balance Sheet Data
  September 30,               2001         2000         1999         1998         1997
                          ---------------------------------------------------------------
Total Assets              $ 9,423,984  $13,572,817  $14,780,755  $18,332,215  $16,146,645
Working Capital               596,136    4,339,237    4,838,234    8,503,428    4,451,821
Long-Term Obligations            --           --            354       44,190    1,399,089
Shareholders' Equity      $ 2,985,289  $ 6,866,891  $ 7,817,707  $11,636,482  $ 6,924,849

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------
     The following discussion and analysis is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of Datawatch and its subsidiaries which appear elsewhere in this Annual Report on Form 10-K.

GENERAL

      Datawatch Corporation (the "Company" or "Datawatch") is engaged in the design, development, manufacture, marketing, and support of business computer software primarily for the Windows-based market. Its products address the enterprise reporting, business intelligence, data replication and help desk markets.

      Datawatch's principal products are: Monarch, a report mining and business intelligence application that lets users extract and manipulate data from ASCII report files or HTML files produced on any mainframe, midrange, client/server or PC system; Monarch|ES, a web-enabled business information portal, allows an organization to quickly deliver business intelligence and decision support derived from existing reporting systems with no new programming or report writing; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; Q|Service Management ("Q|SM"), an integrated help desk and asset management software with advanced service level management capabilities, integrated change management features, business process automation tools and unique user-interface that promotes ease-of-use and ease-of-learning; VorteXML, a new data transformation product for the emerging XML market which converts existing, structured ASCII/ANSI text documents or HTML into valid XML on an ad hoc, programming-free basis; and Redwing, a plug-in for Adobe Acrobat that lets users extract text and tables from Adobe PDF documents.

RESULTS OF OPERATIONS

               FISCAL YEAR ENDED SEPTEMBER 30, 2001 AS COMPARED TO
               ---------------------------------------------------
                      FISCAL YEAR ENDED SEPTEMBER 30, 2000
                      ------------------------------------

     Net sales from continuing operations for the fiscal year ended September 30, 2001 were $18,403,000 which represents a decrease of $4,071,000 or approximately 18% from the net sales of $22,474,000 for the fiscal year ended September 30, 2000. In fiscal 2001, Monarch sales decreased by 21% when compared to fiscal 2000 which accounts for a decrease in total net sales of approximately 12%. Sales of the Monarch product to the Company's largest distributor decreased by approximately 40% during the past 12 months even though sales of the product by this distributor increased by approximately 4% during this period. The Company believes that further inventory reductions by this distributor are possible, but based on the current significantly reduced stock levels, future sales by the Company to this distributor will more closely match the distributor's sales of the Company's products. Decreasing sales to this distributor account for approximately a 13% decrease in Monarch sales and approximately a 7% of the decrease in total net sales. Also, net sales for the fiscal year ended September 30, 2000 include a one-time sale of paid-up OEM licenses totaling $520,000. This accounts for a decrease in Monarch sales of approximately 4% and a decrease in total net sales of approximately 2%. The Company attributes the balance of the decrease in Monarch product to a reduction in corporate spending due to a slowing worldwide economy.

     In fiscal 2001, Q|SM sales decreased by 19% which accounts for a decrease in total net sales of approximately 6%. Approximately 95% of the Company's Q|SM sales came from international operations that conduct business in local currencies. Foreign exchange movements can have a significant impact on the translation of financial statements, even though such movements have no cash impact on the Company. During fiscal 2001 the dollar was significantly stronger against these local currencies when compared to fiscal 2000 resulting in a decrease of approximately 7% in Q|SM sales and approximately 2% in total net sales. The Company attributes the balance of the decrease in Q|SM sales to a reduction in corporate spending due to a slowing worldwide economy.

     In both fiscal 2001 and 2000, Monarch and Monarch|ES products accounted for approximately 70% of net sales and Q|SM products accounted for approximately 30% of net sales.

     Cost of sales for the fiscal year ended September 30, 2001 were $3,401,000 or approximately 18% of net sales. Cost of sales for the fiscal year ended September 30, 2000 were $3,560,000 or approximately 16% of net sales. During the fourth quarter of fiscal 2001 the Company recorded an amount of $265,000 in additional royalties expense resulting from the refinement of the Company's estimated royalty obligations. This additional royalty expense increased cost of sales by approximately 1% of net sales. The remaining increase in cost of sales resulted primarily from increased amortization of capitalized development and purchased software costs as a result of the Company's release of the new version on Monarch|ES in the fourth quarter of fiscal 2001.

     Engineering and product development expenses were $2,002,000 for the fiscal year ended September 30, 2001, which represents a increase of $165,000 or approximately 9% from $1,837,000 for the fiscal year ended September 30, 2000. This increase is primarily the result of increased staffing levels in product development required to support the release of Q|SM and a major version release of Monarch|ES. During fiscal 2001, the company capitalized $803,000 in software development costs. This compares to $197,000 capitalized in fiscal 2000. The increase in capitalized costs is due to the development of the Q|SM product and the new major version of Monarch|ES.

     Selling, general and administrative expenses were $17,554,000 for the fiscal year ended September 30, 2001, which represents a decrease of $483,000 or approximately 3% from $18,037,000 for the fiscal year ended September 30, 2000. As is the case with sales, approximately 50% of the Company's selling, general and administrative expenses are attributable to international subsidiaries that conduct business in their local currencies. Over the past 12 months the dollar has significantly strengthened against these local currencies, resulting in a comparative reduction of approximately 8% for international selling, general, and administrative expenses when stated in dollars. This accounts for a 2% reduction in total selling, general and administrative expenses.

     During the fourth quarter of fiscal 2001, the Company approved and completed a corporate-wide restructuring plan in an effort to reduce costs and centralize administrative operations. The restructuring plan resulted in charges for severance benefits and related costs for 42 terminated employees of approximately $763,000. Approximately $377,000 of the restructuring charges were paid in fiscal 2001 with approximately $386,000 (primarily for severance for a former officer of the Company) accrued and payable through January 2005.

     As a result of the foregoing, the loss from continuing operations for the year ended September 30, 2001 was $5,385,000, which compares to a loss from operations of $1,002,000 for the year ended September 30, 2000. The Company recorded a benefit for income taxes of $25,000 in fiscal 2001 due to tax refunds received in the year. In fiscal 2001 and 2000, no benefit for income taxes was recorded on losses incurred owing to the Company's conclusion that the realization of its net operating loss carryforwards was not more likely than not to occur.

     In September 2001 Datawatch sold the operations of Guildsoft Limited, a United Kingdom distribution subsidiary, to a third party. The sale resulted in gross proceeds of approximately $1,179,000 and a gain of approximately $413,000. The operations of Guildsoft Limited have been reflected as a discontinued operation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 (See Notes 1 and 2 of the Consolidated Financial Statements included elsewhere herein). Income from discontinued operations for the year ended September 30, 2001 was $269,000 which compares to income from discontinued operations of $12,000 for the year ended September 30, 2000.

     Net loss for the year ended September 30, 2001 was $5,116,000, which compares to a net loss of $990,000 for the year ended September 30, 2000.


               FISCAL YEAR ENDED SEPTEMBER 30, 2000 AS COMPARED TO
               ---------------------------------------------------
                      FISCAL YEAR ENDED SEPTEMBER 30, 1999
                      ------------------------------------

     Net sales for the fiscal year ended September 30, 2000 were $22,474,000 which represents a decrease of $1,124,000 or approximately 5% from the net sales of $23,598,000 for the fiscal year ended September 30, 1999. Net sales for fiscal 1999 included a non-recurring licensing and development fee of $740,000 received from Adobe for integration of certain technology from the Company's Redwing product into Adobe Acrobat. Exclusive of the fiscal 1999 Adobe sales, net sales decreased by $384,000 or approximately 2% in fiscal 2000. This decrease is the result of a decrease in sales of the Company's Q|SM products in fiscal 2000 as compared to fiscal 1999. In fiscal 2000 and 1999 respectively, Monarch and Monarch|ES products accounted for approximately 70% and 62% of net sales and Q|SM products accounted for approximately 30% and 38% of net sales.

     Cost of sales for the fiscal year ended September 30, 2000 were $3,560,000 or approximately 16% of net sales. Cost of sales for the fiscal year ended September 30, 1999 were $3,984,000 or approximately 17% of net sales. Included in the fiscal 1999 cost of sales were $420,000 of non-recurring costs paid to a third-party developer for a one-time customization of the Company's Redwing product. Excluding these costs, fiscal 1999 cost of sales, would have been $3,564,000 or approximately 15% of net sales. The fiscal 2000 increase in cost of goods sold as a percentage of net sales results from the increase in percentage of net sales from the Monarch and Monarch|ES product lines which produce lower margins.

     Engineering and product development expenses were $1,837,000 for the fiscal year ended September 30, 2000, which represents a decrease of $549,000 or approximately 23% from $2,386,000 for the fiscal year ended September 30, 1999. This decrease does not imply that the Company's development efforts slowed but is reflective of a reduction of expenditures for development efforts undertaken by developers under contract to the Company and for the internal quality assurance personnel for the Company's Monarch|ES and Q|SM products.

     Selling, general and administrative expenses were $18,037,000 for the fiscal year ended September 30, 2000, which represents a decrease of $2,713,000 or approximately 13% from $20,750,000 for the fiscal year ended September 30, 1999. Included in the expenses for fiscal 1999 were approximately $571,000 of non-recurring legal expenses associated with litigation which was settled in fiscal 1999. Excluding these fees, fiscal 1999 selling, general and administrative expenses would have been $20,179,000 and, accordingly, selling, general and administrative expenses, decreased by $2,142,000 or approximately 11% in fiscal 2000. This decrease is primarily due to the reduction of personnel in the Company's worldwide operations pursuant to a restructuring during the fourth quarter of fiscal 1998 and the third quarter of fiscal 1999, as well as a decrease in promotional activities associated with the Company's Monarch product.

     As a result of the foregoing the Company recorded a loss from continuing operations for the fiscal year ended September 30, 2000 of $1,002,000, which compares to a loss from continuing operations of $3,717,000 for the fiscal year ended September 30, 1999. The Company did not record any benefit for income taxes in fiscal 2000 on the net loss from operations as management believes it is unlikely that such benefit would be realized. During fiscal 1999, the Company recorded an income tax benefit of approximately $412,000 on the net loss from operations up to the amount of recoverable tax refunds as that amount was likely to be realized.

     During fiscal 1999, the Company approved and completed restructuring plans to centralize, in the United States, the quality assurance efforts for its Quetzal|SC product and further reduce costs and focus resources on key areas of the business. The restructuring plans resulted in charges in severance benefits and related costs for 31 terminated employees. These charges, totaling approximately $649,000, were fully paid. There was no change in the initial estimate in subsequent periods.

     Income from discontinued operations for the year ended September 30, 2000 was $12,000 which compares to a loss from discontinued operations of $131,000 for the year ended September 30, 1999.

     Net loss for fiscal 2000 was $990,000, which compares to a net loss of $3,847,000 for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company incurred net losses in each of the three years in the period ended September 30, 2001. In addition, the Company used approximately $388,000, $156,000 and $3,865,000 of cash in operations during 2001, 2000 and 1999, respectively. Working capital decreased by approximately $3,743,000 during the fiscal year ended September 30, 2001, primarily as a result of the loss recorded in fiscal 2001. During the fiscal year ended September 30, 1999 and the fourth quarter of the fiscal year ended September 30, 2001, management took a series of steps to reduce operating expenses and to restructure operations in response to the net losses. See Note 3 to the Consolidated Financial Statements included elsewhere herein for a further discussion of the reductions in the workforce as well as other restructuring actions taken to reduce operating expenses.

     The Company has two line of credit agreements, one domestic and the other international, with a single bank. As of September 30, 2001 and 2000, advances on the Company's two credit lines amounted to $635,000 and $960,0000, respectively. Borrowings under the credit lines bear interest at the bank's prime rate plus 1% (7% and 10.5% at September 30, 2001 and 2000, respectively) and are collateralized by substantially all assets. The international credit line is guaranteed up to 90% by the Export-Import Bank of the United States. The credit lines contain customary covenants which require, among other items, the Company maintain a minimum level of consolidated tangible net worth. As of September 30, 2001, the Company was in default on its covenant to maintain the minimum level of consolidated tangible net worth. Due to the covenant default, no additional borrowings were available to the Company as of September 30, 2001.

     On October 30, 2001 and December 19, 2001, the Company entered into amended and restated domestic and international credit lines for a period to expire on October 1, 2002 under similar terms and conditions, except for a reduction in the consolidated tangible net worth covenant, and the renewed credit lines will bear interest at the bank's prime rate plus 2%. The Company is in compliance with the tangible net worth covenant of the renewed lines. The renewed domestic credit line provides for maximum borrowings of the lesser of $1,000,000 or 70% of defined eligible receivables and the renewed international credit line provides for maximum borrowings of the lessor of $500,000 or 80% of defined eligible receivables.

     Management believes that through a combination of the restructuring actions taken in fiscal 2001, the proceeds from the sale of Guildsoft and the amended and restated lines of credit, the Company will have sufficient liquidity through at least September 30, 2002 to fund its cash requirements.

     Management believes that the Company's current operations are not materially impacted by the effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a component of a business of Accounting Principles Board Opinion ("APB") No. 30. In the fourth quarter of 2001, the Company elected to adopt the provisions of SFAS No. 144. In accordance with the provisions of SFAS No. 144, Guildsoft is considered a discontinued operation, and prior years' financial statements have been reclassified to present Guildsoft on that basis. In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements provide guidance on how to account for the acquisition of businesses and intangible assets, including goodwill, which arise from such activities. SFAS No.141 affirms that only one method of accounting may be applied to a business combination, the purchase method. SFAS No. 141 also provides guidance on the allocation of purchase price to the assets acquired. SFAS No. 142 provides that goodwill resulting from business combinations no longer be amortized to expense, but rather requires an annual assessment of impairment and, if necessary, adjustments to the carrying value of goodwill. Adoption of these pronouncements is not expected to have a significant effect on the Company's consolidated financial statements.

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

Weakening of World Wide Economic Conditions and the Computer Software Market May Result in Lower Revenue Growth Rates or Decreased Revenues

     The revenue growth and profitability of the Company's business depends on the overall demand for computer software and services, particularly in the markets in which it competes. Because the Company's sales are primarily to major corporate customers, its business also depends on general economic and business conditions. A softening of demand for computer software and services, caused by a weakening of the economy in the United States or abroad, may result in lower revenue growth rates, decreased revenues or reduced profitability. In addition, recent terrorist attacks against the United States, and the United States military response to these attacks, have added to economic and political uncertainty which may adversely affect worldwide demand for computer software and services and result in significant fluctuations in the value of foreign currencies. In a weakened economy, the Company cannot be assured that it will be able to effectively promote future growth in its software and services revenues or restore profitability.

Dependence on Principal Products

     In fiscal 2001, Monarch and Monarch|ES products and Q|Service Management products accounted for approximately 70% and 30%, respectively, of the Company's net sales. The Company is wholly dependent on Monarch, Monarch|ES and Q|Service Management products. As a result, any factor adversely affecting sales of either of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

International Sales

     In 2001, 2000 and 1999, international sales accounted for approximately 46%, 43% and 49%, respectively, of the Company's net sales. The Company anticipates that international sales will continue to account for a significant percentage of its net sales. A significant portion of the Company's net sales will therefore be subject to risks associated with international sales, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company's intellectual property overseas, seasonality of sales and potentially adverse tax consequences.

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

Competition in the PC Software Industry

     The software market for personal computers is highly competitive and characterized by continual change and improvement in technology. Several of the Company's existing and potential competitors, including Peregrine, Actuate, Quest, and others, have substantially greater financial, marketing and technological resources than the Company. No assurance can be given that the Company will have the resources required to compete successfully in the future.

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

Indirect Distribution Channels

     The Company sells a significant portion of its products through resellers, none of which are under the direct control of the Company. The loss of major resellers of the Company's products, or a significant decline in their sales, could have a material adverse effect on the Company's operating results. There can be no assurance that the Company will be able to attract or retain additional qualified resellers or that any such resellers will be able to effectively sell the Company's products. The Company seeks to select and retain resellers on the basis of their business credentials and their ability to add value through expertise in specific vertical markets or application programming expertise. In addition, the Company relies on resellers to provide post-sales service and support, and any deficiencies in such service and support could adversely affect the Company's business.

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

     Effective as of the close of business on July 23, 2001 the Company effected a 1-for-4.5 reverse stock split. Since July 24, 2001, the Company's Common Stock has evidenced a closing bid price in excess of $1.00 per share, demonstrating compliance with the minimum bid price requirement. However, the Company has not maintained compliance with the continued listing requirement for market value of public float of $5 million.

     In response to the extraordinary market conditions which resulted from the tragedies of September 11, 2001, Nasdaq declared an emergency moratorium on the enforcement of the minimum bid price and market value of public float requirements. This moratorium is scheduled to expire on January 2, 2002. As of the date of this filing, the Company is not in compliance with the market value of public float requirement. Further, the company is not in compliance with the $4 million net tangible asset requirement and there can be no assurance that the Company will remain in compliance with all of the other requirements for continued listing on The Nasdaq National Market. If the Company does not achieve compliance with the market value of public float and net tangible asset requirements, it will likely become subject to a delisting action by the Nasdaq National Market. In the event that the Company's shares are delisted, the Company will attempt to have its Common Stock traded on The Nasdaq SmallCap Market or, if for any reason it is unable to have its Common Stock traded on The Nasdaq SmallCap Market, on the NASD OTC Bulletin Board; however, delisting of the Common Stock from the Nasdaq National Market may materially impair the ability of stockholders to buy and sell shares of the Common Stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, the Common Stock. In addition, the delisting of the Common Stock could significantly impair the Company's ability to raise capital in the public markets should it desire to do so in the future.


ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

     At September 30, 2001, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company holds no investment securities that would require disclosure of market risk.

Primary Market Risk Exposures.

     The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company utilizes U.S. dollar denominated borrowings to fund its operational needs through its working capital line of credit agreements. The lines, which currently bear an interest rate of prime plus 2% (8% at September 30, 2001), are subject to annual renewal. Had the interest rates under the lines of credit been 10% greater or lesser than actual rates, the impact would not have been material in the Company's consolidated financial statements for the period ended September 30, 2001. As of September 30, 2001, the Company had approximately $635,000 in outstanding borrowings under working capital lines.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     The information required by this item is set forth in Item 14(a) under the captions "Consolidated Financial Statements" and "Consolidated Financial Statement Schedule" as a part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

     Not Applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     Information with respect to Directors may be found under the caption "Election of Directors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2001. Such information is incorporated herein by reference. Information with respect to the Company's executive officers may be found under the caption "Executive Officers of the Registrant" appearing in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     The information set forth under the caption "Compensation and Other Information Concerning Directors and Officers" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2001 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The information set forth under the caption "Principal Holders of Voting Securities" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2001 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The information set forth under the caption "Certain Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2001 is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

     The following documents are filed as part of this report:

(A)  1.  CONSOLIDATED FINANCIAL STATEMENTS

         Independent Auditors' Report
         Consolidated Balance Sheets as of September 30, 2001 and 2000 Consolidated Statements of Operations for the Years Ended September
         30, 2001, 2000 and 1999.
         Consolidated Statements of Changes in Shareholders' Equity for the Years Ended September 30, 2001, 2000 and 1999.
         Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2000 and 1999.
         Notes to Consolidated Financial Statements

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

     3.  LIST OF EXHIBITS

EX. NO                          DESCRIPTION
-------  -----------------------------------------------------------------------
(1) 3.1  Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
    3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Registrant (filed herewith)
(1) 3.3  By-Laws, as amended, of the Registrant (Exhibit 3.3)
(1) 4.1  Specimen certificate representing the Common Stock (Exhibit 4.4)
(6) 4.2 Warrant to Purchase Stock issued to Silicon Valley Bank, dated January 17, 2001 (Exhibit 4.1)
    4.3 Warrant to Purchase Stock issued to Silicon Valley Bank, dated October 30, 2001 (filed herewith)
(1)10.1* 1987 Stock Plan (Exhibit 10.7)
(1)10.2* Form of Incentive Stock Option Agreement of the Registrant (Exhibit
         10.8)
(1)10.3* Form of Nonqualified Stock Option Agreement of the Registrant (Exhibit 10.9)
(1)10.4 Software Development and Marketing Agreement by and between Personics Corporation and Raymond Huger, dated January 19, 1989 (Exhibit 10.12)
(4)10.5 Commercial Security Agreement between Datawatch Corporation and Silicon Valley Bank doing business as Silicon Valley East, dated November 1, 1994 (Exhibit 10.6)
(4)10.6 Commercial Security Agreement between Personics Corporation and Silicon Valley Bank doing business as Silicon Valley East, dated November 1, 1994 (Exhibit 10.7)

(2)10.7* 1996 Non-Employee Director Stock Option Plan, as amended on December 10, 1996 (Exhibit 10.30)
(2)10.8* 1996 International Employee Non-Qualified Stock Option Plan (Exhibit 10.31)
(3)10.9 Promissory Note, dated February 12, 1997, by and between Datawatch Corporation, Personics Corporation and Silicon Valley Bank (Exhibit 10.2).
   10.10*1996 Stock Plan as amended as of March 16, 2001 (filed herewith)
(4)10.11 Lease, dated August 31, 2000, by and between Fortune Wakefield, LLC and Datawatch Corporation (Exhibit 10.27)
(5)10.12 Indemnification Agreement between Datawatch Corporation and James Wood, dated January 12, 2001 (Exhibit 10.1)
(5)10.13 Indemnification Agreement between Datawatch Corporation and Richard de
         J. Osborne, dated January 12, 2001 (Exhibit 10.2)
(6)10.14 Registration Rights Agreement between Silicon Valley Bank and Datawatch Corporation, dated January 17, 2001 (Exhibit 10.1)
   10.15 Amendment No. 1 to Registration Rights Agreement, dated October 30, 2001, by and between Silicon Valley Bank and Datawatch Corporation (filed herewith)
(6)10.16 Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated January 17, 2001, by and among Datawatch Corporation, Datawatch International Limited, Datawatch Europe Limited, Guildsoft Limited and Silicon Valley Bank in favor of Export-Import Bank of the United States (Exhibit 10.2)
(6)10.17 First Loan Modification Agreement (EXIM Line), dated January 17,
         2001, by and among Datawatch Corporation, Datawatch International Limited, Datawatch Europe Limited, Guildsoft Limited and Silicon Valley Bank, doing business as Silicon Valley East, in favor of Export-Import Bank of the United States (Exhibit 10.4)
(6)10.18 Revolving Promissory Note (Export-Import Line), dated January 17, 2001, by and among Datawatch Corporation, Datawatch International Limited, Datawatch Europe Limited, Guildsoft Limited and Silicon Valley Bank (Exhibit 10.5)
(6)10.19 Supplemental Deed of Guarantee, dated January 17, 2001, by and between Datawatch International Limited and Silicon Valley Bank (Exhibit 10.6)
(6)10.20 Supplemental Deed of Guarantee, dated January 17, 2001, by and between Datawatch Europe Limited and Silicon Valley Bank (Exhibit 10.7)
(6)10.21 Assignment and Consulting Agreement, effective June 30, 2000, by and between Datawatch Corporation and Russell Ryan, also doing business as Edge IT (Exhibit 10.9)
(7)10.22 Form of Indemnification Agreement between Datawatch Corporation and each of its Non-Employee Directors (Exhibit 10.1)
(7)10.23*Advisory Agreement, dated April 5, 2001, by and between Datawatch Corporation and Richard de J. Osborne (Exhibit 10.2)
   10.24*Executive Agreement, dated July 9, 2001, between the Company and Robert
         W. Hagger (filed herewith)
   10.25*Management Transition Agreement, dated July 6, 2001, between the
         Company and Bruce R. Gardner (filed herewith)
   10.26 Amended and Restated Loan and Security Agreement, dated October 30, 2001, between Datawatch Corporation and Silicon Valley Bank (filed herewith)
   10.27 Intellectual Property Security Agreement, dated October 30, 2001 by and between Datawatch Corporation and Silicon Valley Bank (filed herewith)
   10.28 Amended and Restated Export-Import Bank Loan and Security Agreement, dated December 19, 2001, by and among Datawatch Corporation, Datawatch International Limited, Datawatch Europe Limited and Silicon Valley Bank (filed herewith)

   10.29 Revolving Promissory Note, dated December 19, 2001, by and between Datawatch Corporation, Datawatch International Limited, Datawatch Europe Limited and Silicon Valley Bank (filed herewith)
   10.30 Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated December 19, 2001, by and among Datawatch Corporation, Datawatch International Limited, Datawatch Europe Limited and Silicon Valley Bank in favor of Export-Import Bank of the United States (filed herewith)
   21.1  Subsidiaries of the Registrant (filed herewith)
   23.1  Consent of Independent Auditors (filed herewith)
--------------------------------------------------------------------------------
 *   Indicates a management contract or compensatory plan or contract.
(1) Previously filed as an exhibit to Registration Statement 33-46290 on Form S-1 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form S-1).
(2) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).
(3) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(4) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).
(5) Previously filed as an exhibit to Registrant's Current Report on Form 8-K dated February 2, 2001 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 8-K).
(6) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(7) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 10-Q).

(B)  REPORTS ON FORM 8-K

     The Company filed a Report on Form 8-K with the Securities and Exchange Commission on July 23, 2001, which reported: the Company had entered into an agreement to sell its United Kingdom distribution subsidiary, Guildsoft Limited; and, the approval, at a special meeting of the shareholders held on July 23, 2001, an amendment to the Company's restated certificate of incorporation to effect a 1-for-4.5 reverse stock split of the Company's common stock.

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


                                         Datawatch Corporation

Date: December 28, 2001                  By: /s/ Robert W. Hagger
                                             ----------------------------
                                             Robert W. Hagger
                                             President, Chief Executive Officer
                                             and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                    TITLE                             DATE

/s/ Robert W. Hagger         President, Chief Executive        December 28, 2001
-------------------------    Officer and Director
Robert W. Hagger             (Principal Executive Officer)


/s/ Alan R. MacDougall       Vice President Finance, Chief     December 28, 2001
-------------------------    Financial Officer, Treasurer
Alan R. MacDougall           and Assistant Secretary
                             (Principal Financial and
                             Accounting Officer)

/s/ Richard de J. Osborne    Chairman of the Board             December 28, 2001
-------------------------
Richard de J. Osborne


/s/ Jerome Jacobson          Director                          December 28, 2001
-------------------------
Jerome Jacobson


/s/ Terry W. Potter          Director                          December 28, 2001
-------------------------
Terry W. Potter


/s/ David T. Riddiford       Director                          December 28, 2001
-------------------------
David T. Riddiford


/s/ James Wood               Director                          December 28, 2001
-------------------------
James Wood

DATAWATCH CORPORATION
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2001 and 2000
and for Each of the Three Years in the Period
Ended September 30, 2001

Independent Auditors' Report

DATAWATCH CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                            PAGE

INDEPENDENT AUDITORS' REPORT                                                  1

CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2001 and 2000
   AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2001:

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

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Datawatch Corporation
Lowell, Massachusetts

We have audited the accompanying consolidated balance sheets of Datawatch Corporation (the "Company") and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datawatch Corporation and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2001 the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

/s/ Deloitte & Touche LLP

Boston, Massachusetts
November 16, 2001

DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND 2000

---------------------------------------------------------------------------------------------------------

ASSETS                                                                       2001                 2000
CURRENT ASSETS:
  Cash and equivalents                                                  $  1,568,691         $  1,695,832
  Short-term investments                                                        --                348,121
  Accounts receivable, less allowances for doubtful accounts and sales returns of approximately $562,000 in 2001 and
   $588,000 in 2000                                                        4,255,809            7,662,454
  Inventories                                                                230,878              395,291
  Prepaid expenses and other                                                 853,332              943,465
                                                                        ------------         ------------
           Total current assets                                            6,908,710           11,045,163
                                                                        ------------         ------------
PROPERTY AND EQUIPMENT:
  Office furniture and equipment                                           3,180,156            3,592,708
  Manufacturing and engineering equipment                                    336,609              212,891
                                                                        ------------         ------------
                                                                           3,516,765            3,805,599

  Less accumulated depreciation and amortization                          (2,491,996)          (2,635,005)
                                                                        ------------         ------------
           Net property and equipment                                      1,024,769            1,170,594
                                                                        ------------         ------------

OTHER ASSETS:
  Capitalized software development costs, net                              1,085,039              651,104
  Excess of cost over net assets of acquired companies, net                     --                411,216
  Other                                                                      405,466              294,740
                                                                        ------------         ------------
          Total other assets                                               1,490,505            1,357,060
                                                                        ------------         ------------

TOTAL                                                                   $  9,423,984         $ 13,572,817
                                                                        ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY                                         2001                 2000

CURRENT LIABILITIES:
  Accounts payable                                                      $  1,556,286         $  2,064,501
  Accrued expenses                                                         1,965,911            1,589,423
  Deferred revenue                                                         2,155,377            2,092,002
  Borrowings under credit lines                                              635,000              960,000
                                                                        ------------         ------------
           Total current liabilities                                       6,312,574            6,705,926
                                                                        ------------         ------------
ACCRUED SEVERANCE, less current portion                                      126,121                 --
                                                                        ------------         ------------
COMMITMENTS AND CONTINGENCIES
  (Notes 1, 3, 6, 7 and 8)

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.01- authorized,
    1,000,000 shares; none issued                                               --                   --
  Common stock, par value $.01- authorized,
    20,000,000 shares; issued, 2,547,795 shares and
    2,090,882 shares in 2001 and 2000, respectively;
    outstanding, 2,540,672 shares and 2,083,759
    shares in 2001 and 2000, respectively                                     25,478               20,909
  Additional paid-in capital                                              21,495,497           20,239,128
  Accumulated deficit                                                    (17,782,258)         (12,666,364)
  Accumulated other comprehensive loss                                      (613,040)            (586,394)
                                                                        ------------         ------------
                                                                           3,125,677            7,007,279

  Less treasury stock, at cost - 7,123 shares                               (140,388)            (140,388)
                                                                        ------------         ------------
          Total shareholders' equity                                       2,985,289            6,866,891
                                                                        ------------         ------------
TOTAL                                                                   $  9,423,984         $ 13,572,817
                                                                        ============         ============

See notes to consolidated financial statements.

DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

----------------------------------------------------------------------------------------------------------

                                                        2001                 2000                 1999
NET SALES
  License                                           $ 12,835,252         $ 16,954,696         $ 18,560,159
  Services                                             5,567,403            5,519,141            5,037,881
                                                    ------------         ------------         ------------
           Net sales                                  18,402,655           22,473,837           23,598,040
                                                    ------------         ------------         ------------
COSTS AND EXPENSES:
  Cost of sales                                        3,400,761            3,560,471            3,984,618
  Engineering and product development                  2,002,039            1,837,289            2,386,256
  Selling, general and administrative                 17,554,206           18,036,744           20,749,606
  Restructuring and centralization costs                 763,321                 --                648,767
                                                    ------------         ------------         ------------
           Total costs and expenses                   23,720,327           23,434,504           27,769,247
                                                    ------------         ------------         ------------
LOSS FROM OPERATIONS                                  (5,317,672)            (960,667)          (4,171,207)

INTEREST EXPENSE                                        (135,505)            (153,071)            (135,562)

INTEREST INCOME AND OTHER                                 43,515              123,298              171,203

FOREIGN CURRENCY TRANSACTION
  GAINS (LOSSES)                                            (389)             (11,657)               7,299

BENEFIT FOR INCOME TAXES                                  25,000                 --                411,630
                                                    ------------         ------------         ------------
LOSS FROM CONTINUING OPERATIONS                       (5,385,051)          (1,002,097)          (3,716,637)
                                                    ------------         ------------         ------------
DISCONTINUED OPERATIONS:
  Income (loss) from Guildsoft operations               (143,856)              12,468             (130,544)
  Gain on sale of Guildsoft                              413,013                 --                   --
                                                    ------------         ------------         ------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS               269,157               12,468             (130,544)
                                                    ------------         ------------         ------------
NET LOSS                                            $ (5,115,894)        $   (989,629)        $ (3,847,181)
                                                    ============         ============         ============
INCOME (LOSS) PER SHARE - Basic and Diluted:
  Continuing operations                             $      (2.24)        $      (0.49)        $      (1.83)
  Discontinued operations                                   0.11                 0.01                (0.06)
                                                    ------------         ------------         ------------
NET LOSS PER SHARE - Basic and Diluted              $      (2.13)        $      (0.48)        $      (1.89)
                                                    ============         ============         ============

WEIGHTED-AVERAGE NUMBER OF
  SHARES OUTSTANDING - Basic and Diluted               2,399,132            2,059,629            2,035,848
                                                    ============         ============         ============

See notes to consolidated financial statements.

DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

------------------------------------------------------------------------------------------------------------------------------------

                                                                                ADDITIONAL
                                                      COMMON STOCK               PAID-IN                  TREASURY STOCK
                                                 SHARES           AMOUNT         CAPITAL              SHARES          AMOUNT
BALANCE, OCTOBER 1, 1998                       2,040,188      $     20,402     $ 19,895,288           (7,123)     $   (140,388)
  Stock options exercised                          9,070                91           40,726             --                --
  Comprehensive loss:
    Translation adjustments                         --                --               --               --                --
    Net loss                                        --                --               --               --                --
                                               ---------      ------------     ------------           ------      ------------
           Total comprehensive loss

BALANCE, SEPTEMBER 30, 1999                    2,049,258            20,493       19,936,014           (7,123)         (140,388)
  Stock options exercised                         41,624               416          303,114             --                --
  Comprehensive loss:
    Translation adjustments                         --                --               --               --                --
    Net loss                                        --                --               --               --                --
                                               ---------      ------------     ------------           ------      ------------
           Total comprehensive loss

BALANCE, SEPTEMBER 30, 2000                    2,090,882            20,909       20,239,128           (7,123)         (140,388)
  Sale of common stock, net of $79,148
   of related costs                              416,667             4,167        1,079,185             --                --
  Issuance of common stock for services           39,912               399          100,011             --                --
  Stock options exercised                            334                 3              840             --                --
  Issuance of warrant                               --                --             76,333             --                --
  Comprehensive loss:
    Translation adjustments                         --                --               --               --                --
    Net loss                                        --                --               --               --                --
                                               ---------      ------------     ------------           ------      ------------
           Total comprehensive loss

BALANCE, SEPTEMBER 30, 2001                    2,547,795      $     25,478     $ 21,495,497           (7,123)     $   (140,388)
                                               =========      ============     ============           ======      ============

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999 (CONTINUED)

---------------------------------------------------------------------------------------------------------------
                                                                ACCUMULATED
                                                                   OTHER
                                              ACCUMULATED      COMPREHENSIVE    COMPREHENSIVE
                                                DEFICIT            LOSS              LOSS            TOTAL

BALANCE, OCTOBER 1, 1998                    $ (7,829,554)     $   (309,266)                       $ 11,636,482
  Stock options exercised                           --                --                                40,817
  Comprehensive loss:
    Translation adjustments                         --             (12,411)     $    (12,411)          (12,411)
    Net loss                                  (3,847,181)             --          (3,847,181)       (3,847,181)
                                            ------------      ------------      ------------      ------------
           Total comprehensive loss                                             $ (3,859,592)
                                                                                ============
BALANCE, SEPTEMBER 30, 1999                  (11,676,735)         (321,677)                          7,817,707
  Stock options exercised                           --                --                               303,530
  Comprehensive loss:
    Translation adjustments                         --            (264,717)     $   (264,717)         (264,717)
    Net loss                                    (989,629)             --            (989,629)         (989,629)
                                            ------------      ------------      ------------      ------------
           Total comprehensive loss                                             $ (1,254,346)
                                                                                ============
BALANCE, SEPTEMBER 30, 2000                  (12,666,364)         (586,394)                          6,866,891
  Sale of common stock, net of $79,148
   of related costs                                 --                --                             1,083,352
  Issuance of common stock for services             --                --                               100,410
  Stock options exercised                           --                --                                   843
  Issuance of warrant                               --                --                                76,333
  Comprehensive loss:
    Translation adjustments                         --             (26,646)     $    (26,646)          (26,646)
    Net loss                                  (5,115,894)             --          (5,115,894)       (5,115,894)
                                            ------------      ------------      ------------      ------------

           Total comprehensive loss                 --                --        $ (5,142,540)             --
BALANCE, SEPTEMBER 30, 2001                 $(17,782,258)     $   (613,040)     ============      $  2,985,289
                                            ============      ============                        ============

See notes to consolidated financial statements.

DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

----------------------------------------------------------------------------------------------------------------------------------

                                                                                       2001              2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $(5,115,894)      $  (989,629)      $(3,847,181)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                                                  1,022,343         1,108,231         1,151,719
      Amortization of interest on short-term investments                                  --              (4,290)         (121,003)
      Gain on sale of Guildsoft                                                       (413,013)             --                --
      Loss on disposition of equipment                                                  10,412            33,290             2,825
      Stock-based compensation                                                         114,479              --                --
      Changes in current assets and liabilities, net of disposal of Guildsoft:
        Accounts receivable                                                          3,250,903          (567,806)       (1,535,541)
        Inventories                                                                    100,039            (3,341)           96,117
        Prepaid expenses and other                                                     112,119          (277,873)          918,675
        Accounts payable and accrued expenses                                          466,108           (78,928)       (1,026,772)
        Deferred revenue                                                                64,159           623,988           496,608
                                                                                   -----------       -----------       -----------
           Cash used in operating activities                                          (388,345)         (156,358)       (3,864,553)
                                                                                   -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and fixtures                                                  (515,270)         (419,544)         (410,920)
  Proceeds from sale of equipment                                                       26,739            20,603            14,885
  Proceeds from sale of short-term investments                                         348,121         2,950,549         7,979,405
  Purchase of short-term investments                                                      --          (1,814,682)       (5,942,690)
  Net proceeds from sale of Guildsoft                                                  665,137              --                --
  Capitalized software development costs                                              (763,370)         (197,057)         (468,354)
  Other assets                                                                        (101,431)          (13,112)         (117,133)
                                                                                   -----------       -----------       -----------
           Cash (used in) provided by investing activities                            (340,074)          526,757         1,055,193
                                                                                   -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock, net of related costs                   1,083,352              --                --
  Net proceeds from exercise of stock options                                              843           303,530            40,817
  Principal payments on long-term obligations                                             (317)          (39,603)         (145,460)
  (Payments) borrowings under credit lines - net                                      (325,000)         (353,705)        1,063,705
  Restricted cash                                                                     (147,435)         (143,299)             --
                                                                                   -----------       -----------       -----------
           Cash provided by (used in) financing activities                             611,443          (233,077)          959,062
                                                                                   -----------       -----------       -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS                                (10,165)         (125,975)          (40,473)
                                                                                   -----------       -----------       -----------
(DECREASE) INCREASE IN CASH AND EQUIVALENTS                                           (127,141)           11,347        (1,890,771)

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                              1,695,832         1,684,485         3,575,256
                                                                                   -----------       -----------       -----------
CASH AND EQUIVALENTS, END OF YEAR                                                  $ 1,568,691       $ 1,695,832       $ 1,684,485
                                                                                   ===========       ===========       ===========
SUPPLEMENTAL INFORMATION:
  Interest paid                                                                    $   135,131       $   145,355       $   135,562
                                                                                   ===========       ===========       ===========

  Income taxes paid (refunds received)                                             $   (25,000)      $  (231,000)      $      --
                                                                                   ===========       ===========       ===========
NONCASH INVESTING AND FINANCING ACTIVITIES -
  Issuance of 39,912 shares of common stock for services and software              $   100,410
                                                                                   ===========
  Issuance of a warrant                                                            $    76,333
                                                                                   ===========

See notes to consolidated financial statements.

DATAWATCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        NATURE OF BUSINESS - Datawatch Corporation (the "Company") develops, markets and distributes commercial software products. The Company also provides a wide range of consulting services, including implementation and support of its software products.

        OPERATIONS - As shown in the consolidated financial statements, the Company incurred net losses in each of the three years in the period ended September 30, 2001. In addition, the Company used approximately $388,000, $156,000 and $3,865,000 of cash in operations during 2001,
        2000 and 1999, respectively. During the fiscal year ended September 30, 1999 and the fourth quarter of the fiscal year ended September 30, 2001, management took a series of steps to reduce operating expenses and to restructure operations in response to the net losses. See Note 3 for a further discussion of the reductions in the workforce as well as other restructuring actions taken to reduce operating expenses.

        At September 30, 2001, the Company was not in compliance with the covenants associated with its lines of credit (see Note 8). Effective October 30, 2001 and December 19, 2001, the Company entered into amended and restated bank credit lines for a period to expire on October 1, 2002. These amended and restated credit lines contain more favorable financial covenants and provide for available borrowings of up to $1.5 million, based on formulas.

        Management continues to implement plans intended to control operating expenses and capital expenditures as well as plans to manage accounts payable and accounts receivable to enhance cash flows. The Company is also considering new debt or equity financing alternatives as well as the disposition of certain lines of business that are no longer considered to be consistent with the Company's long-term strategies. As discussed in Note 2, in 2001, the Company sold its wholly owned subsidiary, Guildsoft Limited. ("Guildsoft").

        Management believes that through a combination of the restructuring actions taken in 2001, the proceeds from the sale of Guildsoft and the amended and restated lines of credit, the Company will have sufficient liquidity through at least September 30, 2002 to fund its cash requirements.

        PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Datawatch Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Guildsoft was a component of the Company with clearly distinguishable operations and cash flows and because Guildsoft's activities are now entirely eliminated from ongoing operations and the Company will have no continuing involvement with Guildsoft's operations, the Company has presented Guildsoft as a discontinued operation in all periods presented herein.

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

1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (CONTINUED)

        REVENUE RECOGNITION - Revenue from the sale of software products is generally recognized at the time of shipment, providing there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. For enterprise solutions products, the Company applies the residual method in determining revenue from license sales.

        Revenue from implementation, integration, training and consulting services is recognized as the services are performed. Revenue from post-contract customer support services is deferred and recognized ratably over the contract period (generally one year). Post-contract customer support includes technical support and rights to unspecified software upgrades and enhancements on a when-and-if available basis.

        The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 60 days from the date of purchase. Software products sold directly to end users include a guarantee under which such customers may return products within 30 to 60 days for a full refund. The Company offers its resellers the ability to return obsolete versions of its products and slow-moving products for refund or credit. Reserves are provided for potential returns under these arrangements based upon historical experience and anticipated exposures.

        CASH AND EQUIVALENTS - Cash and equivalents include cash on hand, cash deposited with banks, and highly liquid debt securities with remaining maturities of 90 days or less when purchased.

        SHORT-TERM INVESTMENTS - Short-term investments at September 30, 2000 consisted of United States Treasury Bills and commercial paper with relatively short-term maturities (less than one year from the date of purchase) for which the carrying value approximated market value.

        RESTRICTED CASH - Cash restricted for designated purposes amounted to $291,000 and $143,000 at September 30, 2001 and 2000, respectively, and is included with other long-term assets in the accompanying consolidated balance sheets.

        CAPITALIZED SOFTWARE DEVELOPMENT COSTS - The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. For the years ended September 30, 2001, 2000 and 1999, the Company capitalized $496,000, $0 and $0, respectively, of software development costs. For the years ended September 30, 2001, 2000 and 1999, the Company purchased and capitalized software amounting to approximately $307,000, $197,000, and $468,000, respectively. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of sales using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), generally 12 to 36 months. For the years ended September 30, 2001, 2000 and 1999, amortization of these costs was approximately $358,000, $337,000 and $267,000, respectively.

        ADVERTISING AND PROMOTIONAL MATERIALS - Advertising costs are expensed as incurred and amounted to approximately $450,000, $517,000 and $475,000 in 2001, 2000 and 1999, respectively. Direct mail/direct response costs are expensed as the associated revenue is recognized. The amortization period is based on historical results of previous mailers (generally three to six months from the date of the mailing). Direct mail expense was approximately $1,155,000, $846,000 and $1,682,000 in 2001, 2000 and 1999, respectively. At September 30, 2001 and 2000, deferred direct mail/direct response costs were approximately $52,000 and $186,000, respectively, and are included under the caption "prepaid expenses and other" in the accompanying consolidated balance sheets.

1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (CONTINUED)

        CONCENTRATION OF CREDIT RISKS AND MAJOR CUSTOMERS - The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under normal credit terms. One customer individually accounted for 14%, 18% and 17% of net sales in 2001, 2000 and 1999, respectively. This same customer accounted for 21% and 34% of outstanding trade receivables as of September 30, 2001 and 2000, respectively. Other than this customer, no base of customers in one geographic area constitutes a significant portion of sales. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

        INVENTORIES - Inventories consist of software components - primarily software manuals, diskettes and retail packaging materials. Inventories are valued at the lower of cost (first-in, first-out) method or market.

        PROPERTY AND EQUIPMENT - Purchased equipment and fixtures are recorded at cost. Leased equipment accounted for as capital leases is recorded at the present value of the minimum lease payments required during the lease terms. Costs for computer software developed or obtained for internal use are capitalized when specific criteria are met. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or over the terms, if shorter, of the related leases. Useful lives and lease terms range from three to five years. The cost and the related accumulated amortization of equipment leased under capital lease agreements were approximately $666,000 and $666,000 at September 30, 2001, respectively, and $687,000 and $683,000 at September 30, 2000, respectively. Amortization expense was approximately $4,000, $48,000 and $149,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

        INCOME TAXES - Deferred income taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards and credits. Valuation allowances are recorded to reduce the net deferred tax assets to amounts the Company believes are more likely than not to be realized.

        EXCESS OF COST OVER NET ASSETS OF ACQUIRED COMPANIES - The excess of cost over net assets of acquired companies relates to the acquisition of Guildsoft (Note 2) and has been amortized on a straight-line basis over its estimated life of seven years. Accumulated amortization as of September 30, 2000 was $2,503,000. In 2001, the Company sold this operation as part of its 2001 Restructuring Plan (Notes 2 and 3).

        LONG-LIVED ASSETS - The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews for impairment long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable and has concluded no financial statement adjustment is required.

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a component of a business of Accounting Principles Board Opinion ("APB") No. 30. In the fourth quarter of 2001, the Company elected to adopt the provisions of SFAS No. 144. In accordance with the provisions of SFAS No. 144, Guildsoft is considered a discontinued operation, and prior years' financial statements have been reclassified to present Guildsoft on that basis.

1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (CONTINUED)

        ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on October 1, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Adoption had no material impact on the Company's consolidated financial statements.

        FAIR VALUE DISCLOSURE - The carrying amounts of cash and equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and deferred revenue approximate fair value because of their short-term nature. The carrying amounts of the Company's current and long-term obligations approximate fair value.

        EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share reflect the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per share reflect the impact, when dilutive, of the exercise of options using the treasury stock method. The Company's stock options were antidilutive in 2001, 2000 and 1999. Options to purchase approximately 17,000, 61,000 and 10,000 shares in 2001, 2000 and 1999, respectively, were therefore excluded from the treasury stock calculation for those years.

        FOREIGN CURRENCY TRANSLATIONS AND TRANSACTIONS - The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." The related translation adjustments are reported as a separate component of shareholders' equity under the heading "Accumulated Other Comprehensive Income (Loss)." Gains and losses resulting from transactions that are denominated in currencies other than the U.S. dollar are included in the operating results of the Company.

        STOCK-BASED COMPENSATION - The Company accounts for stock option awards to employees and directors using the intrinsic value method. The Company has not awarded stock options to non-employees. The difference between accounting for stock-based compensation under the intrinsic value method and the fair value method is disclosed in Note 10.

        OTHER COMPREHENSIVE INCOME (LOSS) - Currently, the only items presented in the Company's consolidated financial statements that are considered other comprehensive income (loss) are cumulative foreign currency translation adjustments, which are recorded as a component in the accompanying consolidated statements of shareholders' equity. Accumulated other comprehensive loss reported in the accompanying consolidated balance sheets consists only of foreign currency translation adjustments. Foreign currency translation losses arising during 2001, 2000 and 1999 were approximately $27,000, $265,000 and ($12,000), respectively.

        STOCK SPLIT - On July 23, 2001, the Board of Directors and stockholders approved a 1:4.5 split of the Company's common stock, which was effected on July 23, 2001. All share and per share amounts have been retroactively restated to reflect the effect of the stock split.

        RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year presentation.

        RECENT ACCOUNTING PRONOUNCEMENTS - In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements provide guidance on how to account for the acquisition of businesses and intangible assets, including goodwill, which arise from such activities. SFAS No.141 affirms that only one method of accounting may be applied to a business combination, the purchase method. SFAS No. 141 also provides guidance on the allocation of purchase price to the assets acquired. SFAS No. 142 provides that goodwill

1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (CONTINUED)

        RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED) - resulting from business combinations no longer be amortized to expense, but rather requires an annual assessment of impairment and, if necessary, adjustments to the carrying value of goodwill. Adoption of these pronouncements is not expected to have a significant effect on the Company's consolidated financial statements.

2.      DISCONTINUED OPERATION

        On September 20, 2001, the Company sold the operations of Guildsoft, a United Kingdom distribution subsidiary, to a third party, as part of a restructuring plan (Note 3). The sale resulted in gross proceeds of $1,179,000 and a gain of approximately $413,000. The operations of Guildsoft have been reflected as a discontinued operation in all periods presented.

        The following is a summary of the carrying amounts of the major classes of assets and liabilities included as part of the sale:

        Cash and equivalents                                     $  511,056
        Accounts receivable and other current assets                226,350
        Property and equipment                                       84,311
        Goodwill                                                    288,973
                                                                 ----------
                                                                  1,110,690
        Liabilities                                                 548,112
                                                                 ----------
        Net assets disposed                                      $  562,578
                                                                 ==========

        The following is a summary of financial information pertaining to
        Guildsoft:

                                         2001           2000           1999

        Net sales                    $ 3,137,858    $ 4,405,574    $ 3,573,361
        Income (loss) before taxes      (143,856)        12,468       (130,544)

        The 2001 gain on the sale of Guildsoft represents the net cash proceeds received less net assets disposed, professional fees paid in connection with the sale, and the write-off of the Company's investment basis in Guildsoft, including translation adjustments.

3.      RESTRUCTURING AND CENTRALIZATION COSTS

        During fiscal 1999, the Company approved and completed restructuring plans to centralize in the United States the quality assurance efforts for its Quetzal/SC product and further reduce costs and focus resources on key areas of the business. The restructuring plans resulted in charges for severance benefits and related costs for 31 terminated employees. These charges, totaling approximately $649,000, have been paid. There was no change in the initial estimate in subsequent periods.

        During the fourth quarter of fiscal 2001, the Company approved and completed a corporate-wide restructuring plan in an effort to reduce costs and centralize administrative operations. The restructuring plan resulted in charges for severance benefits and related costs for 42 terminated employees. Of these charges, totaling approximately $763,000, $377,000 has been paid in the quarter and $386,000 has been accrued and is expected to be fully paid by January 2005.

4.      INVENTORIES

        Inventories consisted of the following at September 30:

                                                       2001            2000

            Materials                               $222,976        $247,089
            Finished goods                             7,902         148,202
                                                    --------        --------
            Total                                   $230,878        $395,291
                                                    ========        ========

5.      ACCRUED EXPENSES

        Accrued expenses consisted of the following at September 30:

                                                      2001           2000

            Accrued salaries and benefits         $  130,756     $  170,837
            Accrued royalties and commissions        837,562        846,944
            Accrued professional fees                317,713        212,060
            Accrued severance, current portion       259,538           --
            Other                                    420,342        359,582
                                                  ----------     ----------
            Total                                 $1,965,911     $1,589,423
                                                  ==========     ==========

6.      COMMITMENTS

        LEASES - The Company leases various facilities, equipment and automobiles in the U.S. and overseas under noncancelable operating leases which expire through 2017. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $906,000, $912,000 and $956,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

        As of September 30, 2001, minimum rental commitments under noncancelable operating leases are as follows:

            YEAR ENDING SEPTEMBER 30

            2002                                               $   730,411
            2003                                                   462,825
            2004                                                   339,393
            2005                                                   318,380
            2006                                                   106,451
            Thereafter                                                --
                                                               -----------
            Total minimum lease payments                       $ 1,957,460
                                                               ===========

        ROYALTIES - The Company is also committed to pay royalties relating to the sales of certain software products. Royalty expense included in cost of sales was approximately $1,925,000, $1,894,000 and $1,637,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

7.      LITIGATION

        The Company is not a party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial statements or its business.

8.      FINANCING ARRANGEMENTS

        LINES OF CREDIT - The Company has two line-of-credit agreements, one domestic and the other international, with a single bank (the "credit lines"). As of September 30, 2001 and 2000, advances on the Company's two credit lines amounted to $635,000 and $960,0000, respectively. Borrowings under the credit lines bear interest at the bank's prime rate plus 1% (7% and 10.5% at September 30, 2001 and 2000, respectively) and are collateralized by substantially all assets. The international credit line is guaranteed up to 90% by the Export-Import Bank of the United States. The credit lines contain customary covenants which require, among other items, the Company maintain a minimum level of consolidated tangible net worth. As of September 30, 2001, the Company was in default on its covenant to maintain the minimum level of consolidated net worth. Due to the covenant default, no additional borrowings were available to the Company as of September 30, 2001.

        On October 30, 2001 and December 19, 2001, the Company entered into amended and restated domestic and international bank credit lines for a period to expire on October 1, 2002 under similar terms and conditions, except that the credit lines will bear interest at the bank's prime rate plus 2%. The renewed domestic credit line provides for maximum borrowings of the lesser of $1,000,000 or 70% of defined eligible receivables, and the renewed international credit line provides for maximum borrowings of the lessor of $500,000 or 80% of defined eligible receivables.

        LETTER OF CREDIT - The Company has an irrevocable standby letter of credit with a bank securing performance of a five-year property lease. The Company has reserved a cash term deposit in the amount of approximately $143,000 to secure the letter of credit. This restricted cash balance is included in other long-term assets.

9.      INCOME TAXES

        The (benefit) provision for income taxes consisted of the following for the years ended September 30:

                                             2001          2000          1999

        Current:
          Federal                         $ (25,000)    $    --       $(412,000)
          State                                --            --            --
          Foreign                              --            --            --

                                            (25,000)         --        (412,000)

        Deferred:
          Federal                          (567,000)     (547,000)      525,000
          State                            (100,000)      (97,000)      387,000
          Foreign                          (165,000)       96,000        22,000
          Change in valuation allowance     832,000       548,000      (934,000)
                                          ---------     ---------     ---------

                                               --            --            --
                                          ---------     ---------     ---------
        Total                             $ (25,000)    $    --       $(412,000)
                                          =========     =========     =========

        At September 30, 2001, the Company had federal tax loss carryforwards of approximately $7.1 million, expiring in 2020 and had approximately $7.5 million in state tax loss carryforwards, which commence expiration in 2008. An alternative minimum tax credit of approximately $132,000 is available to offset future regular federal taxes. Research and development credits of approximately $442,000 expire beginning in 2013. In addition, tax loss carryforwards in certain foreign jurisdictions total approximately $4.2 million.

        The tax effects of significant items comprising the Company's net deferred tax position as of September 30 were approximately as follows:

                                                          2001           2000
           Deferred tax liabilities:
              Depreciation and amortization          $  (107,000)   $   (81,000)
              Prepaid expenses                          (108,000)       (69,000)
                                                     -----------    -----------
                                                        (215,000)      (150,000)
                                                     -----------    -----------
           Deferred tax assets:
             Net operating loss carryforwards          3,905,000      2,690,000
             Research and development credits            442,000        404,000
             Accounts and notes receivable reserves      222,000        193,000
             Accrued severence                           154,000           --
             Alternative minimum tax credits             132,000        155,000
             Other                                       131,000        123,000
             Intangible assets                              --          339,000
             Deferred revenue                               --          185,000
                                                     -----------    -----------
                                                       4,986,000      4,089,000
                                                     -----------    -----------
           Total                                       4,771,000      3,939,000

           Valuation allowance                        (4,771,000)    (3,939,000)
                                                     -----------    -----------
           Deferred taxes, net                       $      --      $      --
                                                     ===========    ===========

        The Company has experienced significant losses from operations both domestically and internationally over the past several years. Accordingly, management does not believe the tax assets are more likely than not to be realized. Accordingly, a full valuation allowance has been provided. The valuation allowance increased by approximately $832,000 in 2001 primarily because of increased net operating loss carryforwards, partially offset by a write-off of deferred tax assets related to Guildsoft operations (Note 2) and partial expiration of state operating loss carryforwards. The valuation allowance increased by approximately $548,000 in 2000 primarily due to an increase in deferred tax assets related to deferred revenue and credit carryforwards.

        The following table reconciles the Company's effective tax rate to the federal statutory rate of 34% for the years ended September 30, 2001, 2000 and 1999:

                                                                    2001           2000           1999
           Benefit at federal statutory rate                    $(1,630,000)   $  (336,000)   $(1,785,000)
           Provision of valuation allowance against currently
             generated net operating loss carryforwards           1,598,000        398,000      1,160,000
           Other                                                      7,000        (62,000)       213,000
                                                                -----------    -----------    -----------
           Benefit for income taxes                             $   (25,000)   $      --      $  (412,000)
                                                                ===========    ===========    ===========

10.     SHAREHOLDERS' EQUITY

        STOCK OPTION PLANS - The Company's two stock option plans described below provide for granting of options and other stock rights to purchase common stock of the Company to employees, officers, consultants, and directors who are not otherwise employees. The options granted are exercisable as specified at the date of grant and generally expire five to ten years from the date of grant. Generally, options and other stock rights are granted at exercise prices not less than fair market value at the date of the grant.

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

        Selected information regarding the above stock option plans as of and for the year ended September 30, 2001 is as follows:

                                                     SHARES
                                           AUTHORIZED     AVAILABLE FOR
                                           FOR GRANT       FUTURE GRANT

           1996 International Plan           44,444           14,300
           1996 Stock Plan                  366,667           92,136
                                            -------          -------
                                            411,111          106,436
                                            =======          =======

        The following table is a summary of activity for all of the Company's stock option plans:

                                                                     WEIGHTED-
                                                                      AVERAGE
                                                    OPTIONS           EXERCISE
                                                  OUTSTANDING          PRICE

           Outstanding, October 1, 1998             203,149         $    9.27

               Granted                              115,181              5.45
               Canceled                             (39,227)             8.19
               Exercised                             (9,068)             4.50
                                                    -------         ---------
           Outstanding, September, 30, 1999         270,035              8.01

               Granted                               47,738             12.78
               Canceled                             (35,817)             8.28
               Exercised                            (41,592)             7.29
                                                    -------         ---------
           Outstanding, September 30, 2000          240,364              9.05

               Granted                               73,567              2.60
               Canceled                             (63,592)             8.68
               Exercised                               (334)             2.52
                                                    -------         ---------
           Outstanding, September 30, 2001          250,005         $    7.25
                                                    =======         =========
           Exercisable, September 30, 2001          159,502         $    8.76
                                                    =======         =========
           Exercisable, September 30, 2000          129,885         $    9.32
                                                    =======         =========
           Exercisable, September 30, 1999           99,159         $    9.95
                                                    =======         =========

        The following table sets forth information regarding options outstanding at September 30, 2001:

                              Options Outstanding                                           Options Exercisable
-------------------------------------------------------------------------------          --------------------------
                                              Weighted-Average        Weighted-                            Weighted-
                                                  Remaining            Average                              Average
       Exercise             Number of            Contractual          Exercise                             Exercise
        Prices                Shares            Life (Years)            Price            Shares              Price
     $      1.10               11,112                10                $ 1.10                --             $  --
       1.80-2.93               49,783                10                  2.67              5,106              2.67
       3.09-4.50               11,302                 9                  3.33              2,182              3.40
       5.06-7.17               70,067                 8                  5.65             59,697              5.62
      7.61-10.97               61,394                 6                  8.78             54,570              8.65
     11.52-15.19               39,235                 7                 13.19             30,835             12.65
     19.41-21.92                4,445                 4                 20.91              4,445             20.91
           31.78                2,667                 5                 31.78              2,667             31.78
                              -------                --                ------            -------            ------
                              250,005                 8                $ 7.25            159,502            $ 8.76
                              =======                ==                ======            =======            ======

        PRO FORMA DISCLOSURE - As described in Note 1, the Company uses the intrinsic method of valuing its stock options to measure compensation expense associated with grants of stock options to employees and directors. Had the Company recognized compensation for its stock options and purchase plans based on the fair value for awards under those plans after October 1, 1995, pro forma net loss and pro forma net loss per share would have been as follows:

                                                         YEARS ENDED SEPTEMBER 30,
                                            ------------------------------------------------
                                                  2001             2000             1999
           Pro forma net loss               $  (5,596,153)   $  (1,171,846)   $  (4,248,287)
           Pro forma net loss per share -
             Basic and diluted                      (2.33)           (0.57)           (2.09)

        The fair values used to compute pro forma net loss and net loss per share were estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                                     YEARS ENDED SEPTEMBER 30,
                                                     -------------------------
                                                      2001      2000     1999

           Risk-free interest rate                     4.8%      6.2%     5.5%
           Expected life of option grants (years)      3.0       3.0      5.0
           Expected volatility of underlying stock   134.3%    116.3%    75.8%
           Expected dividend payment rate              0.0%      0.0%     0.0%
           Expected forfeiture rate                    0.0%      0.0%     0.0%

        The weighted-average fair value of stock options granted was $1.49, $2.61 and $3.56 for the years ended September 30, 2001, 2000 and 1999, respectively.

        STOCK-BASED COMPENSATION - In 2001, the Company issued 39,912 shares of common stock with an aggregate fair value of $100,410 to a director for services and a third-party for the purchase of software. The fair value of the stock issued the director ($60,410) was expensed as the services were provided. The fair value of the stock issued the third-party ($40,000) was capitalized as purchased software (see Note 1).

        On January 17, 2001, the Company renewed its two line-of-credit agreements with a bank (see Note 8), in connection therewith, the Company issued the bank a warrant to purchase 15,556 shares of the Company's common at an exercise price of $2.25 per share. This warrant expires on January 17, 2011. The fair market value of the warrant (determined using the Black-Scholes pricing model and the following assumptions: 116% volatility, 10 year estimated life and 6.2% risk-free interest rate) was determined to be $76,333, which has been recorded as an increase in additional paid-in capital and is being amortized as a component of interest expense over the one year renewal period.

        On October 30, 2001, the Company again renewed its two line-of-credit agreements with the bank (see Note 8), in connection therewith, the Company issued the bank a warrant to purchase 49,669 shares of the Company's common at an exercise price of $1.51 per share. This warrant expires on October 30, 2008. The fair market value of the warrant (determined using the Black-Scholes pricing model and the following assumptions: 134.3% volatility, 7 year estimated life and 4.8% risk-free interest rate) was determined to be $77,000 which has been recorded as an increase in additional paid-in capital and is being amortized as a component of interest expense over the one year renewal period.

11.     RETIREMENT SAVINGS PLAN

        The Company has a 401(k) retirement savings plan covering substantially all of the Company's full-time domestic employees. Under the provisions of the plan, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company has not made any contributions during 2001, 2000 or 1999.

12.     SEGMENT INFORMATION

        The Company has determined that it has only one reportable segment meeting the criteria established under SFAS No. 131. The Company's chief operating decision maker, as defined (determined to be the Chief Executive Officer and the Board of Directors), does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company's consolidated operations and operating results.

        The following table presents information about the Company's sales by product lines:

                                                Years Ended September 30,
                                                -------------------------
                                                2001       2000      1999

           Monarch and Monarch/ES                70%        70%       62%
           Quetzal/SC                            30         30        38
                                                ---        ---       ---
                                                100%       100%      100%
                                                ===        ===       ===

        The Company's operations are conducted in the U.S. and in Europe (principally in the United Kingdom). The following table presents information about the Company's continuing geographic operations:

                                                                  EUROPE
                                                               (PRINCIPALLY
                                               DOMESTIC            U.K.)        ELIMINATIONS        TOTAL
           Year Ended September 30, 2001
             Net sales                        $11,222,786      $ 8,153,778      $  (973,909)      $18,402,655
             Long-lived assets                  1,943,505          559,769                          2,503,274

           Year Ended September 30, 2000
             Net sales                        $14,356,499      $ 9,332,206      $(1,214,868)      $22,473,837
             Long-lived assets                  1,615,423          808,849                          2,424,272

           Year Ended September 30, 1999
             Net sales                        $12,923,636      $11,284,563      $  (610,159)      $23,598,040
             Long-lived assets                  1,884,875          937,728                          2,822,603

        Export sales aggregated approximately $4,367,000, $5,137,000 and $5,862,000 in 2001, 2000 and 1999, respectively.

13.     QUARTERLY RESULTS (UNAUDITED)

        Supplementary Information - Quarterly Results (Unaudited):

                                                                 FIRST            SECOND           THIRD           FOURTH
           YEAR ENDED SEPTEMBER 30, 2000:
             Net sales                                        $ 5,624,232      $ 5,662,597      $ 5,806,855      $ 5,380,153
             Gross profit                                       4,757,690        4,735,662        4,889,958        4,530,056
             Loss from continuing operations,
              before tax                                         (423,060)        (167,060)          (3,997)        (407,980)
             Loss from continuing operations                     (423,060)        (167,060)          (3,997)        (407,980)
             Income (loss) from discontinued
              operations                                          (14,284)          79,246            7,595          (60,089)

             Net income (loss)                                   (437,344)         (87,814)           3,598         (468,069)

             Income (loss) per share - basic and diluted:
               Continuing operations                          $     (0.21)     $     (0.08)     $     (0.00)     $     (0.20)
               Discontinued operations                        $     (0.01)     $      0.04      $      0.00      $     (0.03)

             Net income (loss) per share -
              basic and diluted                               $     (0.21)     $     (0.04)     $      0.00      $     (0.23)


           YEAR ENDED SEPTEMBER 30, 2001:
             Net sales                                        $ 5,058,912      $ 4,592,965      $ 4,283,481      $ 4,467,297
             Gross profit                                       4,319,704        3,794,611        3,461,548        3,426,031
             Loss from continuing operations,
              before tax                                         (440,020)      (1,189,243)      (1,458,343)      (2,322,445)
             Loss from continuing operations                     (440,020)      (1,189,243)      (1,458,343)      (2,297,445)
             Income (loss) from discontinued
              operations                                          (33,677)         (26,507)         (43,490)         372,831

             Net loss                                            (473,697)      (1,215,750)      (1,501,833)      (1,924,614)

             Income (loss) per share - basic and diluted:
               Continuing operations                          $     (0.21)     $     (0.49)     $     (0.58)     $     (0.91)
               Discontinued operations                        $     (0.02)     $     (0.01)     $     (0.02)     $      0.15

             Net loss per share -
              basic and diluted                               $     (0.23)     $     (0.50)     $     (0.60)     $     (0.76)

        In the fourth quarter of 2001, the Company recorded an additional amount of $265,000 in royalties expense resulting from the refinement of the Company's estimated obligations.

                                   * * * * * *
                                  [INSERT FINS]

                                                                   SCHEDULE VIII
                                                                   -------------

                                  Schedule VIII
                      DATAWATCH CORPORATION & SUBSIDIARIES
                        VALUATION AND QUALIFIED ACCOUNTS

----------------------------------------------------------------------------------------------------
COLUMN A              COLUMN B                COLUMN C               COLUMN D            COLUMN E
----------------------------------------------------------------------------------------------------
Description          Balance at          Additions Charged to      Deductions from      Balance at
                 Beginning of Period      Expenses (a) Other          Reserves         End of Period
----------------------------------------------------------------------------------------------------

Year Ended September 30, 2001
-----------------------------
Allowance-doubtful
 accounts and
 sales returns        $588,439            $554,832  $15,388 (d)     ($596,591)(b)(c)     $562,068
                   ---------------------------------------------------------------------------------
TOTAL                 $588,439            $554,832  $15,388         ($596,591)           $562,068
                   =================================================================================


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
                   =================================================================================


Year Ended September 30, 1999
-----------------------------
Allowance-doubtful
 accounts and
 sales returns        $352,517            $707,276  $114,589(d)     ($707,343)(b)(c)     $467,039
                   ---------------------------------------------------------------------------------
TOTAL                 $352,517            $707,276  $114,589        ($707,343)           $467,039
                   =================================================================================

(a)  Current year provision
(b)  Doubtful accounts written off
(c)  Product returns
(d)  Bad debt recoveries

                                  EXHIBIT INDEX
                                  -------------

EX. NO                             DESCRIPTION
-------  -----------------------------------------------------------------------
(1) 3.1  Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
    3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Registrant (filed herewith)
(1) 3.3  By-Laws, as amended, of the Registrant (Exhibit 3.3)
(1) 4.1  Specimen certificate representing the Common Stock (Exhibit 4.4)
(6) 4.2 Warrant to Purchase Stock issued to Silicon Valley Bank, dated January 17, 2001 (Exhibit 4.1)
    4.3 Warrant to Purchase Stock issued to Silicon Valley Bank, dated October 30, 2001 (filed herewith)
(1)10.1* 1987 Stock Plan (Exhibit 10.7)
(1)10.2* Form of Incentive Stock Option Agreement of the Registrant (Exhibit
         10.8)
(1)10.3* Form of Nonqualified Stock Option Agreement of the Registrant (Exhibit 10.9)
(1)10.4 Software Development and Marketing Agreement by and between Personics Corporation and Raymond Huger, dated January 19, 1989 (Exhibit 10.12)
(4)10.5 Commercial Security Agreement between Datawatch Corporation and Silicon Valley Bank doing business as Silicon Valley East, dated November 1, 1994 (Exhibit 10.6)
(4)10.6 Commercial Security Agreement between Personics Corporation and Silicon Valley Bank doing business as Silicon Valley East, dated November 1, 1994 (Exhibit 10.7)
(2)10.7* 1996 Non-Employee Director Stock Option Plan, as amended on December 10, 1996 (Exhibit 10.30)
(2)10.8* 1996 International Employee Non-Qualified Stock Option Plan (Exhibit 10.31)
(3)10.9 Promissory Note, dated February 12, 1997, by and between Datawatch Corporation, Personics Corporation and Silicon Valley Bank (Exhibit 10.2).
   10.10*1996 Stock Plan as amended as of March 16, 2001 (filed herewith)
(4)10.11 Lease, dated August 31, 2000, by and between Fortune Wakefield, LLC and Datawatch Corporation (Exhibit 10.27)
(5)10.12 Indemnification Agreement between Datawatch Corporation and James Wood, dated January 12, 2001 (Exhibit 10.1)
(5)10.13 Indemnification Agreement between Datawatch Corporation and Richard de
         J. Osborne, dated January 12, 2001 (Exhibit 10.2)
(6)10.14 Registration Rights Agreement between Silicon Valley Bank and Datawatch Corporation, dated January 17, 2001 (Exhibit 10.1)
   10.15 Amendment No. 1 to Registration Rights Agreement, dated October 30, 2001, by and between Silicon Valley Bank and Datawatch Corporation (filed herewith)
(6)10.16 Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated January 17, 2001, by and among Datawatch Corporation, Datawatch International Limited, Datawatch Europe Limited, Guildsoft Limited and Silicon Valley Bank in favor of Export-Import Bank of the United States (Exhibit 10.2)
(6)10.17 First Loan Modification Agreement (EXIM Line), dated January 17,
         2001, by and among Datawatch Corporation, Datawatch International Limited, Datawatch Europe Limited, Guildsoft Limited and Silicon Valley Bank, doing business as Silicon Valley East, in favor of Export-Import Bank of the United States (Exhibit 10.4)
(6)10.18 Revolving Promissory Note (Export-Import Line), dated January 17, 2001, by and among Datawatch Corporation, Datawatch International Limited, Datawatch Europe Limited, Guildsoft Limited and Silicon Valley Bank (Exhibit 10.5)
(6)10.19 Supplemental Deed of Guarantee, dated January 17, 2001, by and between Datawatch International Limited and Silicon Valley Bank (Exhibit 10.6)
(6)10.20 Supplemental Deed of Guarantee, dated January 17, 2001, by and between Datawatch Europe Limited and Silicon Valley Bank (Exhibit 10.7)
(6)10.21 Assignment and Consulting Agreement, effective June 30, 2000, by and between Datawatch Corporation and Russell Ryan, also doing business as Edge IT (Exhibit 10.9)
(7)10.22 Form of Indemnification Agreement between Datawatch Corporation and each of its Non-Employee Directors (Exhibit 10.1)
(7)10.23*Advisory Agreement, dated April 5, 2001, by and between Datawatch Corporation and Richard de J. Osborne (Exhibit 10.2)
   10.24*Executive Agreement, dated July 9, 2001, between the Company and Robert
         W. Hagger (filed herewith)
   10.25*Management Transition Agreement, dated July 6, 2001, between the
         Company and Bruce R. Gardner (filed herewith)
   10.26 Amended and Restated Loan and Security Agreement, dated October 30, 2001, between Datawatch Corporation and Silicon Valley Bank (filed herewith)
   10.27 Intellectual Property Security Agreement, dated October 30, 2001 by and between Datawatch Corporation and Silicon Valley Bank (filed herewith)
   10.28 Amended and Restated Export-Import Bank Loan and Security Agreement, dated December 19, 2001, by and among Datawatch Corporation, Datawatch International Limited, Datawatch Europe Limited and Silicon Valley Bank (filed herewith)
   10.29 Revolving Promissory Note, dated December 19, 2001, by and between Datawatch Corporation, Datawatch International Limited, Datawatch Europe Limited and Silicon Valley Bank (filed herewith)
   10.30 Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated December 19, 2001, by and among Datawatch Corporation, Datawatch International Limited, Datawatch Europe Limited and Silicon Valley Bank in favor of Export-Import Bank of the United States (filed herewith)
   21.1  Subsidiaries of the Registrant (filed herewith)
   23.1  Consent of Independent Auditors (filed herewith)
--------------------------------------------------------------------------------
 *   Indicates a management contract or compensatory plan or contract.
(1) Previously filed as an exhibit to Registration Statement 33-46290 on Form S-1 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form S-1).
(2) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).
(3) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(4) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).
(5) Previously filed as an exhibit to Registrant's Current Report on Form 8-K dated February 2, 2001 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 8-K).
(6) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(7) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 10-Q).