Form 10-Q
period 2001-12-31
DATAWATCH CORP
filed 2002-02-14
CIK 792130

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ________________ TO ________________

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

                               Yes [X]   No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                           Outstanding at February 7, 2002
                -----                           -------------------------------
     Common Stock $0.01 par value                           2,555,984
================================================================================

                     DATAWATCH CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. FINANCIAL STATEMENTS                                          Page #

   a)   Consolidated Condensed Balance Sheets:
        December 31, and September 30, 2001                                3

   b)   Consolidated Condensed Statements of Operations:
        Three Months Ended December 31, 2001 and 2000                      4

   c)   Consolidated Condensed Statements of Cash Flows:
        Three Months Ended December 31, 2001 and 2000                      5

   d)   Notes to Consolidated Condensed Financial Statements               6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                9

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        16

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                 *
Item 2.  Changes in Securities and Use of Proceeds                         *
Item 3.  Defaults upon Senior Securities                                   *
Item 4.  Submission of Matters to a Vote of Security Holders               *
Item 5.  Other Information                                                 *
Item 6.  Exhibits and Reports on Form 8-K                                 18

SIGNATURES                                                                19

* No information provided due to inapplicability of item.

                                     PART I.

Item 1.  FINANCIAL STATEMENTS
         --------------------
                     DATAWATCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                    December 31,   September 30,
                                                        2001           2001
                                                   ------------    ------------
ASSETS

CURRENT ASSETS:
 Cash and equivalents                              $  1,619,136    $  1,568,691
 Accounts receivable, net                             3,483,646       4,255,809
 Inventories                                            208,104         230,878
 Prepaid expenses                                       824,005         853,332
                                                   ------------    ------------
     Total current assets                             6,134,891       6,908,710
                                                   ------------    ------------
PROPERTY AND EQUIPMENT:
 Property and equipment                               3,249,240       3,516,765
 Less accumulated depreciation and amortization      (2,326,709)     (2,491,996)
                                                   ------------    ------------
     Net property and equipment                         922,531       1,024,769
                                                   ------------    ------------

OTHER ASSETS                                          1,430,784       1,490,505
                                                   ------------    ------------
TOTAL ASSETS                                       $  8,488,206    $  9,423,984
                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                  $  1,150,930    $  1,556,286
 Accrued expenses                                     1,828,167       1,965,911
 Borrowings under credit lines                          229,058         635,000
 Deferred revenue                                     1,961,888       2,155,377
                                                   ------------    ------------
     Total current liabilities                        5,170,043       6,312,574
                                                   ------------    ------------

ACCRUED SEVERANCE, less current portion                  90,235         126,121
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock                                            25,631          25,478
 Additional paid-in capital                          21,609,800      21,495,497
 Accumulated deficit                                (17,656,551)    (17,782,258)
 Accumulated other comprehensive loss                  (610,564)       (613,040)
                                                   ------------    ------------
                                                      3,368,316       3,125,677
 Less treasury stock - at cost                         (140,388)       (140,388)
                                                   ------------    ------------
     Total shareholders' equity                       3,227,928       2,985,289
                                                   ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  8,488,206    $  9,423,984
                                                   ============    ============

     See accompanying notes to consolidated condensed financial statements.

        --------------------
                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                           December 31,
                                                       2001            2000
                                                   ------------    ------------
License                                            $  3,286,677    $  3,616,644
Services                                              1,334,394       1,442,268
                                                   ------------    ------------

NET SALES                                             4,621,071       5,058,912

Cost of sales                                           805,538         739,208
Engineering & product development                       323,484         419,285
Selling, general and administrative                   3,339,807       4,333,622
                                                   ------------    ------------

INCOME (LOSS) FROM OPERATIONS                           152,242        (433,203)

INTEREST EXPENSE                                        (46,983)        (22,026)

OTHER INCOME, primarily interest                          4,828          11,484

FOREIGN CURRENCY GAIN (LOSS)                             (1,476)          3,725

BENEFIT FOR INCOME TAXES                                      -               -
                                                   ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                108,611        (440,020)
                                                   ------------    ------------
DISCONTINUED OPERATIONS:
   Loss from Guildsoft operations                             -         (33,677)
   Gain on sale of Guildsoft                             17,096               -
                                                   ------------    ------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS               17,096         (33,677)
                                                   ------------    ------------
NET INCOME (LOSS)                                  $    125,707    $   (473,697)
                                                   ============    ============

NET INCOME (LOSS) PER COMMON SHARE -
  Basic and diluted:
   Continuing operations                           $        .04    $       (.21)
   Discontinued operations                                  .01            (.02)
                                                   ------------    ------------
NET INCOME (LOSS) PER SHARE-Basic and diluted      $        .05    $       (.23)
                                                   ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING: Basic            2,546,922       2,090,403

ADJUSTMENT FOR DILUTIVE POTENTIAL COMMON STOCK            3,411               -
                                                   ------------    ------------
WEIGHTED AVERAGE SHARES OUTSTANDING: Diluted          2,550,333       2,090,403
                                                   ============    ============

     See accompanying notes to consolidated condensed financial statements.

        --------------------
                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three Months Ended
                                                            December 31,
                                                       2001            2000
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                 $    125,707    $   (473,697)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
     Depreciation and amortization                      242,820         249,164
     Gain on sale of Guildsoft                          (17,096)              -
     Loss on disposition of equipment                         -           5,489
     Stock-based compensation                            37,500               -
     Changes in current assets and liabilities,
      net of acquisitions:
        Accounts receivable                             767,464         723,447
        Inventories                                      22,019          53,447
        Prepaid advertising and other expenses           82,409         105,319
        Accounts payable and accrued expenses          (530,495)       (198,688)
        Deferred revenue                               (178,892)       (156,323)
                                                   ------------    ------------

     Net cash provided by operating activities          551,436         308,158
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment and fixtures                      (8,928)       (175,510)
 Proceeds from sale of equipment - net                        -           2,812
 Proceeds from sale of short-term investments                 -         348,121
 Proceeds from sale of Guildsoft                         20,509               -
 Capitalized software development costs                 (62,750)       (274,579)
 Other assets                                             4,522           4,218
                                                   ------------    ------------

     Net cash used in investing activities              (46,647)        (94,938)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term obligations            (35,886)           (212)
 Borrowings (Payments) under credit lines, net         (405,942)              -
                                                   ------------    ------------

     Net cash used in financing activities             (441,828)           (212)
                                                   ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (12,516)          8,765

NET INCREASE IN CASH AND EQUIVALENTS                     50,445         221,773

CASH AND EQUIVALENTS, BEGINNING OF PERIOD             1,568,691       1,695,832
                                                   ------------    ------------

CASH AND EQUIVALENTS, END OF PERIOD                $  1,619,136    $  1,917,605
                                                   ============    ============

     See accompanying notes to consolidated condensed financial statements.

        --------------------
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation: The accompanying unaudited consolidated condensed financial statements include the accounts of Datawatch Corporation (the "Company") and its wholly owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

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

2. Recent Accounting Pronouncements: In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements provide guidance on how to account for the acquisition of businesses and intangible assets, including goodwill, which arise from such activities. SFAS No. 141 affirms that only one method of accounting may be applied to a business combination, the purchase method. SFAS No. 141 also provides guidance on the allocation of purchase price to the assets acquired. SFAS No. 142 provides that goodwill resulting from business combinations no longer be amortized to expense, but rather requires an annual assessment of impairment and, if necessary, adjustments to the carrying value of goodwill. Adoption of these pronouncements is not expected to have a significant effect on the Company's consolidated financial statements.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a component of a business of Accounting Principles Board Opinion ("APB") No. 30. In the fourth quarter of fiscal 2001, the Company elected to adopt the provisions of SFAS No. 144. In accordance with the provisions of SFAS No. 144, Guildsoft Limited, a UK distribution subsidiary sold in September 2001, is considered a discontinued operation, and prior years' financial statements have been reclassified to present Guildsoft Limited on that basis.

3. Concentration of Credit Risks and Major Customers: The Company sells its products and services to U.S and non-U.S. dealers and other software distributors, as well as to end users under normal credit terms. One customer individually accounted for 15% and 11% of net sales for the three months ended December 31, 2001 and December 31, 2000, respectively. This same customer accounted for 21% of outstanding trade receivables as of December 31, 2001 and September 30, 2001. Other than this customer, no other customer constitutes a significant portion of sales. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

        --------------------
4. Inventories: The Company accounts for its inventories using a standard cost methodology. Inventories were comprised of the following:

                                  December 31,    September 30,
                                      2001            2001
                                  ------------    ------------
    Materials                     $    184,835    $    222,976
    Finished goods                      23,269           7,902
                                  ------------    ------------
    TOTAL                         $    208,104    $    230,878
                                  ============    ============


5. Comprehensive Income: The following table sets forth the reconciliation of net income (loss) to comprehensive income (loss):

                                                 Three Months Ended December 31,
                                                       2001            2000
                                                   ------------    ------------
Net income (loss)                                  $    125,707    $   (473,697)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments                  2,476          43,001
                                                   ------------    ------------
Comprehensive income (loss)                        $    128,183    $   (430,696)
                                                   ============    ============

     Accumulated other comprehensive loss reported in the condensed consolidated balance sheets consists only of foreign currency translation adjustments.

6. Earnings (Loss) per Share: Basic net earnings (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share reflects the impact, when dilutive, of the exercise of options and warrants using the treasury stock method. For the period ended December 31, 2000, 3,068 potential shares were excluded from the calculation, as the effect would be antidilutive.

7. Line of Credit: On October 30, 2001 and December 19, 2001, respectively, the Company entered into amended and restated domestic and international credit lines for a period to expire on October 1, 2002. As part of the agreement to enter into these credit lines, warrants to purchase 49,669 shares of the Company's common stock were issued to the bank at an exercise price of $1.51. These warrants expire on October 30, 2008. The fair market value of the warrants (determined by the Black-Scholes pricing model and the following assumptions:
134% volatility, 7 year estimated life and 4.8% risk-free interest rate) was determined to be $76,956 which was recorded in prepaid interest (being recognized as a component of interest expense during the term of the amended agreement period) with a corresponding increase in additional paid in capital. The amended and restated domestic credit line provides for maximum borrowings of the lesser of $1,000,000 or 70% of defined eligible receivables and the amended and restated international credit line provides for maximum borrowings of the lesser of $500,000 or 80% of defined eligible receivables. As of December 31, 2001, the Company had approximately $229,000 of outstanding borrowings under these lines with approximately $245,000 in additional borrowings available under the lines.

8. Non-cash issuance of Common Stock: In November 2001, the Company issued 15,312 shares of common stock with an aggregate fair value of $37,500 to a director for services. The fair value of the stock issued to the director was expensed as the services were provided.

        --------------------
9. Segment Information: The Company has determined that it has only one reportable segment meeting the criteria established under SFAS No. 131. The Company's chief operating decision maker, as defined, (determined to be the Chief Executive Officer and the Board of Directors) does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company's consolidated operations and operating results.

The following table presents information about the Company's sales by product lines:

                                                 Three Months Ended December 31,
                                                      2001            2000
                                                  ------------    ------------
           Monarch and Monarch|ES                          71%             70%
           Q|Service Management                            29              30
                                                  ------------    ------------
                                                          100%            100%
                                                  ============    ============

The Company's operations are conducted in the U.S. and in Europe (principally in the United Kingdom). The following tables present information about the Company's geographic operations:

   Net Sales                    Domestic         Europe       Eliminations       Total
   ---------                  ------------    ------------    ------------    ------------
   Q1 FY2002                  $  2,934,659    $  1,982,457    $   (296,045)   $  4,621,071
   Q1 FY2001                     2,998,403       2,316,847        (256,338)      5,058,912

   Long-lived Assets            Domestic         Europe       Eliminations       Total
   -----------------          ------------    ------------    ------------    ------------
   At December 31, 2001       $  1,830,070    $    511,495    $          -    $  2,341,565
   At September 30, 2001         1,943,505         559,769               -       2,503,274

Export sales aggregated approximately $1,055,778 and $1,414,405, respectively, for the three months ended December 31, 2001 and December 31, 2000.

10. Discontinued Operations: On September 20, 2001, the Company sold the operations of Guildsoft Limited, a United Kingdom distribution subsidiary, to a third party, as part of a restructuring plan (Note 11). The sale resulted in gross proceeds of $1,179,000 and a gain of approximately $413,000. The operations of Guildsoft Limited have been reflected as a discontinued operation in all periods presented. In the quarter ended December 31, 2000, Guildsoft Limited had net sales of $1,139,237 and a loss before taxes of $33,677. This loss is shown on the accompanying consolidated condensed statement of operations for that period as a loss from Guildsoft operations as part of discontinued operations. In December 2001 there was a purchase price settlement between Datawatch and the purchaser of Guildsoft Limited, resulting in a gain of $17,096 which is shown as a gain on the sale of Guildsoft as part of discontinued operations on the accompanying consolidated condensed statement of operations for the three months ended December 31, 2001.

11. Restructuring and Centralized Operations: During the fourth quarter of fiscal 2001, the Company approved and completed a corporate-wide restructuring plan in an effort to reduce costs and centralize administrative operations. The restructuring plan resulted in charges for severance benefits and related costs for 42 terminated employees. Of these charges, totaling approximately $763,000, $377,000 was paid in fiscal 2001 and $386,000 accrued as of September 30, 2001. On December 31, 2001, the accrual related to this restructuring totaled $278,000 (reflecting cash payments of approximately $108,000 since September 30, 2001) of which the long-term portion is $90,000. The charges are expected to be fully paid in January 2005. During the quarter ended December 31, 2001, there were no changes made to the plan or changes in estimated costs associated with the plan.

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

     Datawatch's principal products are: Monarch, a report mining and business intelligence application that lets users extract and manipulate data from ASCII report files or HTML files produced on any mainframe, midrange, client/server or PC system; Monarch|ES, a web-enabled business information portal that allows an organization to quickly deliver business intelligence and decision support derived from existing reporting systems with no new programming or report writing; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; Q|Service Management ("Q|SM"), an integrated help desk and asset management software with advanced service level management capabilities, integrated change management features, business process automation tools and unique user-interface that promotes ease-of-use and ease-of-learning; VorteXML, a new data transformation product for the emerging XML market which converts existing, structured ASCII/ANSI text documents or HTML into valid XML on an ad hoc, programming-free basis; and Redwing, a plug-in for Adobe Acrobat that lets users extract text and tables from Adobe PDF documents.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition and Returns Reserve

     Datawatch generally recognizes revenue from the sale of software products at the time of shipment, providing there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. For enterprise solutions products, the Company applies the residual method in determining revenue from license sales. Revenue from implementation, integration, training and consulting services is recognized as the services are performed. Revenue from post-contract customer support services is deferred and recognized ratably over the contract period (generally one year). Post-contract customer support includes technical support and rights to unspecified software upgrades and enhancements on a when-and-if available basis.

     The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 60 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, VorteXML and Redwing sold directly to end-users, include a guarantee under which such customers may return products within 30 to 60 days for a full refund. The Company offers its distributors the ability to return obsolete versions of its products and slow-moving products for refund or credit. Reserves are provided for potential returns under these arrangements based upon historical experience and anticipated exposures. Returns reserves are primarily calculated by accruing a fixed amount each period, assessing the level of the reserve at the end of the period against anticipated returns and adjusting the reserve as needed. During the quarter ended December 31, 2001, $50,000 was accrued for the returns reserve and approximately $50,000 in returns were applied against the reserve. This compares to $50,000 accrued for the returns reserve and approximately $256,000 in returns applied against the returns reserve for the quarter ended December 31, 2000. At December 31, 2001, the returns reserve was approximately $246,000, with 86% related to specific accounts, as compared to approximately $246,000, with 62% related to specific accounts, at September 30, 2001.

Capitalized Software Development Costs

     The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. For the three months ended December 31, 2001 and 2000, the Company capitalized approximately $12,000 and $219,000, respectively, of software development costs and $51,000 and $96,000, respectively, of purchased software. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of sales using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), generally 12 to 36 months. For the three months ended December 31, 2001 and 2000, amortization of these costs was approximately $115,000 and $69,000, respectively. The unamortized balance of capitalized software is approximately $1,033,000 and $1,085,000 as of December 31, 2001 and September 30, 2001, respectively.

Foreign Currency Translations

     Datawatch translates the financial statements of foreign subsidiaries into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." The related translation adjustments are reported as a separate component of shareholders' equity under the heading "Accumulated Other Comprehensive Loss." Accumulated other comprehensive loss reported in the accompanying consolidated condensed balance sheets consists only of foreign currency translation adjustments. At December 31, 2001 and September 30, 2001, the accumulated foreign currency translation loss totaled approximately $611,000 and $613,000, respectively. Foreign currency translation losses arising during the quarters ended December 31, 2001 and December 31, 2000 were approximately $2,000 and $43,000, respectively. Currently the Company does not engage in foreign currency hedging activities.

RESULTS OF OPERATIONS

Financial information for the three months ended December 31, 2000 has been reclassified to conform to the presentation of Guildsoft Limited as a discontinued operation. See Note 10 to the consolidated condensed financial statements.

Three Months Ended December 31, 2001 and 2000.
----------------------------------------------
     Net sales for the three months ended December 31, 2001 totaled $4,621,000 which represents a decrease of $438,000 or approximately 9% from net sales of $5,059,000 for the three months ended December 31, 2000. Revenue from the sale of licenses was approximately $3,287,000 and $3,617,000 in the quarters ended December 31, 2001 and December 31, 2000, respectively. Revenue from the sale of services was approximately $1,334,000 and $1,442,000 for the quarters ended December 31, 2001 and December 31, 2000, respectively. In both periods revenue from the sale of licenses accounted for 71% of total sales and revenue from the sale of services accounted for 29% of total sales. For the first quarter of fiscal 2002, Monarch and Monarch|ES accounted for approximately 71% of net sales (as compared to 70% of net sales for the first quarter of fiscal 2001) and Q|SM accounted for approximately 29% of net sales (as compared to 30% of net sales for the first quarter of fiscal 2001). The decrease in net sales in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001 is attributable to a decrease in both license and service revenue across all product lines. Monarch family sales decreased by $231,000 or 7% and Q|SM family sales decreased by $207,000 or 14% in the three months ended December 31, 2001 as compared to the three months ended December 31, 2000. Datawatch attributes these decreases in sales to a reduction in corporate spending due to an uncertain worldwide economy and reaction to the events of September 11, 2001.

     Cost of sales for the three months ended December 31, 2001 was $806,000 or approximately 17% of net sales as compared to cost of sales of $739,000 or approximately 15% of net sales for the three months ended December 31, 2000. The increase in cost of sales is primarily attributable to the cost of sales of the latest version of the Monarch|ES product, which has higher costs from royalties and amortization of acquired software and development than previous versions. Cost of sales for Monarch|ES was $233,000 or 30% of Monarch|ES sales in the quarter ended December 31, 2001 as compared to $55,000 or 7% of Monarch|ES sales in the quarter ended December 31, 2000.

     Engineering and product development expenses were $323,000 for the three months ended December 31, 2001, a decrease of $96,000 or approximately 23% from $419,000 for the three months ended December 31, 2000. This decrease is primarily attributable to reduced expenses related to the maintenance of the older versions of the Company's help desk and asset management products by external developers.

     Selling, general and administrative expenses were $3,340,000 for the three months ended December 31, 2001, a decrease of $994,000 or approximately 23% from $4,334,000 for the three months ended December 31, 2000. This decrease in primarily attributable to reduced expenses related to the cost reduction and restructuring plan which was implemented during the fourth quarter of fiscal 2001. The cost savings from this plan was fully realized in the first quarter of fiscal 2002. The approximate distribution of the realized cost savings when comparing the quarters ended December 31, 2001 to December 31, 2000 is as follows:

     o     $371,000 or 37% from savings in employee compensation and benefits
     o $305,000 or 31% from savings in marketing expenses primarily from reduced expenses for direct mail and trade shows
     o $161,000 or 16% from savings in professional services expenses provided by non-related companies
     o     $72,000 or 7% from savings in travel and entertainment expenses
     o     $85,000 or 9% from savings in all other expense types

     Income from continuing operations for the three months ended December 31, 2001 was approximately $109,000 which compares to a loss from continuing operations of approximately $440,000 for the three months ended December 31, 2000. The Company has not recorded any benefit for income taxes in either period owing to the Company's conclusion that the realization of net operating loss carryforwards was not more likely than not and based upon the expected effective tax rates for the full years being 0% in both periods. The net income for the three months ended December 31, 2001 was $126,000 which compares to a net loss of $474,000 for the three months ended December 31, 2000.

     In December 2001 there was a purchase price settlement between Datawatch and the purchaser of Guildsoft Limited, resulting in a gain of $17,096 which is shown as a gain on the sale of Guildsoft as part of discontinued operations on the accompanying consolidated condensed statement of operations for the three months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased by approximately $369,000 during the first quarter of fiscal 2002 primarily as a result of profitable operations. The net cash provided by operating activities totaled $551,000 for the three months ended December 31, 2001 (as compared to $308,000 for the three months ended December 31, 2000). The primary reasons for the increase in cash provided by operating activities during the first quarter of fiscal 2002 were profitable operations and a decrease in accounts receivable. The net profit for the three months ended December 31, 2001 was $126,000 and the decrease in accounts receivable was $767,000; these were partially offset by a decrease in accounts payable and accrued expenses of $530,000. This compares to a net loss of $474,000, a decrease in accounts receivable of $723,000 and a decrease in accounts payable and accrued expenses of $199,000 for the quarter ended December 31, 2000.

     Cash used in investing activities was $47,000 for the three months ended December 31, 2001 and $95,000 for the three months ended December 31, 2000. The cash used in investment activities was primarily the result of investment in capitalized software totaling $63,000 for the three months ended December 31, 2001. This compares to an investment in capitalized software of $275,000 in the quarter ended December 31, 2000.

     Cash used in financing activities was $442,000 for the three months ended December 31, 2001 primarily as a result of a $406,000 reduction in the Company's borrowings under its credit lines and a reduction of long-term obligations of $36,000. In the quarter ended December 31, 2000, there was an insignificant amount of cash used in financing activities.

     Management believes that the currently anticipated capital requirements of the Company will be satisfied through at least September 30, 2002 by cash flow from operations and funds available under the Company's line of credit agreements. On October 30, 2001 and December 19, 2001, respectively, the Company entered into amended and restated domestic and international credit lines for a period to expire on October 1, 2002. The amended and restated domestic credit line provides for maximum borrowings of the lesser of $1,000,000 or 70% of defined eligible receivables and the amended and restated international credit line provides for maximum borrowings of the lessor of $500,000 or 80% of defined eligible receivables. As of December 31, 2001, the Company had approximately $229,000 of outstanding borrowings under these lines with approximately $245,000 in additional borrowings available under the lines.

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

Dependence on Principal Products

     For the three months ended December 31, 2001, Monarch and Monarch|ES products and Q|Service Management products accounted for approximately 71% and 29%, respectively, of the Company's net sales. The Company is wholly dependent on Monarch, Monarch|ES and Q|Service Management products. As a result, any factor adversely affecting sales of either of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

International Sales

     In the three months ended December 31, 2001, international sales accounted for approximately 43% of the Company's net sales. The Company anticipates that international sales will continue to account for a significant percentage of its net sales. A significant portion of the Company's net sales will therefore be subject to risks associated with international sales, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company's intellectual property overseas, seasonality of sales and potentially adverse tax consequences.

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

Transfer of Common Stock Listing

     In March 2001 the Company announced that it had received a notice from The Nasdaq Stock Market, Inc. that the Company's Common Stock failed to comply with the $1.00 minimum bid price requirement for continued listing on The Nasdaq National Market as set forth in marketplace Rule 4450(a)(5), and that the Company's Common Stock was, therefore, subject to delisting from The Nasdaq National Market. Management presented the Company's plan to regain compliance with the minimum bid price requirement to the Nasdaq Listing Qualifications Panel and, in May 2001, the Listing Qualifications Panel notified the Company that it had determined to continue listing the Company's Common Stock on the Nasdaq National Market, provided that on or before July 31, 2001, the Company's Common Stock evidenced a closing bid price of at least $1.00 per share and, immediately thereafter, a closing bid price of at least $1.00 for a minimum of ten consecutive trading days and that the Company remained in compliance with all other requirements for continued listing on The Nasdaq National Market.

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

     In response to the extraordinary market conditions that resulted from the tragedies of September 11, 2001, Nasdaq declared an emergency moratorium on the enforcement of the minimum bid price and market value of public float requirements which expired on January 2, 2002. In January 2002 the Company received a notice from The Nasdaq Stock Market, Inc. that the Company had failed to comply with the $4 million net tangible asset requirement for continued listing on The Nasdaq National Market and, in response, the Company applied for listing of its Common Stock on The Nasdaq SmallCap Market. In early February 2002, the Company was notified that its application for such listing had been approved and that the listing of the Company's Common Stock would be transferred to The Nasdaq SmallCap Market at the opening of business on February 7, 2002.

     There can be no assurance that the Company will remain in compliance with the requirements for continued listing on The Nasdaq SmallCap Market. In addition, the transfer of the Company's Common Stock listing to the Nasdaq SmallCap Market may impair the ability of stockholders to buy and sell shares of the Company's Common Stock and could adversely affect the market price of, and the efficiency of the trading market for, the shares of Common Stock. Further, the transfer of the Common Stock from the Nasdaq National Market could significantly impair the Company's ability to raise capital in the public markets should it desire to do so in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

     At December 31, 2001, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments. The Company holds no investment securities.

Primary Market Risk Exposures

     The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company utilizes U.S. dollar denominated borrowings to fund its operational needs through its $1,500,000 working capital line of credit agreements. The lines, which currently bear an interest rate of prime plus 2% (6.75% at December 31, 2001), are subject to annual renewal. Had the interest rates under the lines of credit been 10% greater or lesser than actual rates, the impact would not have been material in the Company's consolidated financial statements for the period ended December 31, 2001. As of December 31, 2001, the Company had approximately $229,000 in outstanding borrowings under its working capital lines.

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

                                    PART II.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

      A.   Exhibits

           None

      B.   Reports on Form 8-K

           No Current Report on Form 8-K was filed during the quarterly period ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 14, 2002.


                                DATAWATCH CORPORATION


                                /s/ Alan R. MacDougall
                                ---------------------------------
                                Alan R. MacDougall
                                Vice President of Finance and Chief
                                Financial Officer (Principal Financial Officer)