Form 10-Q
period 2002-03-31
DATAWATCH CORP
filed 2002-05-15
CIK 792130

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                                 Outstanding at May 9, 2002
          -----                                 ---------------------------
Common Stock $0.01 par value                              2,580,482

================================================================================

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                     --------------------------------------
                                TABLE OF CONTENTS
                                -----------------

PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements                                            Page #

   a)   Consolidated Condensed Balance Sheets:
        March 31, 2002 and September 30, 2001                              3

   b)   Consolidated Condensed Statements of Operations:
        Three and Six Months Ended March 31, 2002 and 2001                 4

   c)   Consolidated Condensed Statements of Cash Flows:
        Six Months Ended March 31, 2002 and 2001                           5

   d)   Notes to Consolidated Condensed Financial Statements               6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               10

Item 3. Quantitative and Qualitative Disclosures About Market Risk        20

PART II. OTHER INFORMATION
--------------------------
Item 1.  Legal Proceedings                                                 *
Item 2.  Changes in Securities and Use of Proceeds                         *
Item 3.  Defaults upon Senior Securities                                   *
Item 4.  Submission of Matters to a Vote of Security Holders              21
Item 5.  Other Information                                                 *
Item 6.  Exhibits and Reports on Form 8-K                                 21

SIGNATURES                                                                22

* No information provided due to inapplicability of item.

                                     PART I.

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                   March 31,      September 30,
                                                      2002            2001
                                                --------------   --------------
ASSETS

CURRENT ASSETS:
 Cash and equivalents                           $    1,808,818   $    1,568,691
 Accounts receivable, net                            3,991,810        4,255,809
 Inventories                                           205,647          230,878
 Prepaid expenses                                      861,212          853,332
                                                --------------   --------------
     Total current assets                            6,867,487        6,908,710
                                                --------------   --------------

PROPERTY AND EQUIPMENT:
 Property and equipment                              3,231,540        3,516,765
 Less accumulated depreciation and amortization     (2,412,071)      (2,491,996)
                                                --------------   --------------
     Net property and equipment                        819,469        1,024,769
                                                --------------   --------------

OTHER ASSETS                                         1,399,382        1,490,505
                                                --------------   --------------
TOTAL ASSETS                                    $    9,086,338   $    9,423,984
                                                ==============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                               $    1,217,317   $    1,556,286
 Accrued expenses                                    1,806,939        1,965,911
 Borrowings under credit lines                         231,621          635,000
 Deferred revenue                                    2,332,942        2,155,377
                                                --------------   --------------
     Total current liabilities                       5,588,819        6,312,574
                                                --------------   --------------

ACCRUED SEVERANCE, less current portion                 54,353          126,121
                                                --------------   --------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock                                           25,631           25,478
 Additional paid-in capital                         21,609,800       21,495,497
 Accumulated deficit                               (17,419,660)     (17,782,258)
 Accumulated other comprehensive loss                 (632,217)        (613,040)
                                                --------------   --------------
                                                     3,583,554        3,125,677
 Less treasury stock - at cost                        (140,388)        (140,388)
                                                --------------   --------------
     Total shareholders' equity                      3,443,166        2,985,289
                                                --------------   --------------
TOTAL LIABILITIES AND  SHAREHOLDERS' EQUITY     $    9,086,338   $    9,423,984
                                                ==============   ==============

      See accompanying notes to consolidated condensed financial statements

        --------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                  Six Months Ended
                                                           March 31,                         March 31,
                                                     2002             2001             2002             2001
                                                -------------------------------   -------------------------------
NET SALES:
License                                         $    3,414,384   $    3,231,101   $    6,701,061   $    6,847,745
Services                                             1,415,843        1,361,864        2,750,237        2,804,132
                                                --------------   --------------   --------------   --------------
Net Sales                                            4,830,227        4,592,965        9,451,298        9,651,877

COSTS AND EXPENSES:
Cost of sales                                          832,022          798,354        1,637,560        1,537,562
Engineering & product development                      337,830          523,816          661,314          943,101
Selling, general & administrative                    3,311,549        4,443,100        6,651,356        8,776,722
Restructuring                                           87,651                -           87,651                -
                                                --------------   --------------   --------------   --------------
Total Costs and Expenses                             4,569,052        5,765,270        9,037,881       11,257,385

INCOME (LOSS) FROM OPERATIONS                          261,175       (1,172,305)         413,417       (1,605,508)

INTEREST EXPENSE                                       (26,792)         (30,313)         (73,775)         (52,339)
OTHER INCOME, primarily interest                         6,040           12,770           10,868           24,254
FOREIGN CURRENCY GAIN (LOSS)                            (3,532)             605           (5,008)           4,330
                                                --------------   --------------   --------------   --------------
INCOME (LOSS) FROM
   CONTINUING OPERATIONS                        $      236,891   $   (1,189,243)  $      345,502   $   (1,629,263)

DISCONTINUED OPERATIONS:
   Loss from Guildsoft Operations                            -          (26,507)               -          (60,184)
   Gain on sale of Guildsoft                                 -                -           17,096                -
                                                --------------   --------------   --------------   --------------
INCOME (LOSS) FROM DISCONTINUED
OPERATIONS                                                   -          (26,507)          17,096          (60,184)
                                                --------------   --------------   --------------   --------------
NET INCOME (LOSS)                               $      236,891   $   (1,215,750)  $      362,598   $   (1,689,447)
                                                --------------   --------------   --------------   --------------
INCOME (LOSS) PER COMMON SHARE-Basic & diluted:
   Continuing Operations-Basic                  $          .09   $         (.49)  $          .14   $         (.72)
                                                --------------   --------------   --------------   --------------
   Continuing Operations-Diluted                $          .09   $         (.49)  $          .13   $         (.72)
                                                --------------   --------------   --------------   --------------
   Discontinued Operations                      $          .00   $         (.01)  $          .01   $         (.03)
                                                --------------   --------------   --------------   --------------
NET INCOME (LOSS) PER SHARE-Basic
& Diluted                                       $          .09   $         (.50)  $          .14   $         (.74)
                                                ==============   ==============   ==============   ==============
WEIGHTED AVERAGE SHARES OUTSTANDING: Basic           2,555,984        2,433,495        2,551,403        2,273,474

ADJUSTMENT FOR DILUTIVE POTENTIAL COMMON STOCK          96,783                -           96,783                -
                                                --------------   --------------   --------------   --------------
WEIGHTED AVERAGE SHARES OUTSTANDING: Diluted         2,652,767        2,433,495        2,648,186        2,273,474
                                                ==============   ==============   ==============   ==============

            See notes to consolidated condensed financial statements.

        --------------------
                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six Months Ended
                                                                            March 31,
                                                                      2002             2001
                                                                 -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                               $      362,598   $   (1,689,447)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                      462,981          492,711
     Gain on sale of Guildsoft                                          (17,096)               -
     Loss on disposition of equipment                                       848           22,182
     Stock-based compensation                                            37,500                -
     Changes in current assets and liabilities, net of
     acquisitions:
        Accounts receivable                                             234,486        2,091,600
        Inventories                                                      23,087           97,842
        Prepaid expenses                                                 17,075         (401,892)
        Accounts payable and accrued expenses                          (455,505)        (216,964)
        Deferred revenue                                                223,485         (143,113)
                                                                 --------------   --------------

     Net cash provided by operating activities                          889,459          252,919
                                                                 --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment and fixtures                                     (21,081)        (303,040)
 Proceeds from sale of equipment - net                                      184            4,086
 Proceeds from sale of short-term investments                                 -          348,121
 Proceeds from sale of Guildsoft                                         20,509                -
 Capitalized software development costs                                (127,542)        (444,139)
 Other assets                                                             5,193           46,013
                                                                 --------------   --------------

     Net cash used in investing activities                             (122,737)        (348,959)
                                                                 --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                       -        1,083,351
 Principal payments on long-term obligations                            (71,768)            (311)
 Borrowings (Payments) under credit lines, net                         (403,379)               -
                                                                 --------------   --------------

     Net cash provided by (used in) financing activities               (475,147)       1,083,040
                                                                 --------------   --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (51,448)          26,323

NET INCREASE IN CASH AND EQUIVALENTS                                    240,127        1,013,323

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                             1,568,691        1,695,832
                                                                 --------------   --------------

CASH AND EQUIVALENTS, END OF PERIOD                              $    1,808,818   $    2,709,155
                                                                 ==============   ==============

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

2. Recent Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements provide guidance on how to account for the acquisition of businesses and intangible assets, including goodwill, which arise from such activities. SFAS No. 141 affirms that only one method of accounting may be applied to a business combination, the purchase method. SFAS No. 141 also provides guidance on the allocation of purchase price to the assets acquired. SFAS No. 142 provides that goodwill resulting from business combinations no longer be amortized to expense, but rather requires an annual assessment of impairment and, if necessary, adjustments to the carrying value of goodwill. Adoption of these pronouncements is not expected to have a significant effect on the Company's consolidated financial statements.

     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a component of a business of Accounting Principles Board Opinion ("APB") No. 30. In the fourth quarter of fiscal 2001, the Company elected to adopt the provisions of SFAS No. 144. In accordance with the provisions of SFAS No. 144, Guildsoft Limited, a UK distribution subsidiary sold in September 2001, is considered a discontinued operation, and prior years' financial statements have been reclassified to present Guildsoft Limited on that basis.

3. Concentration of Credit Risks and Major Customers: The Company sells its products and services to U.S and non-U.S. dealers and other software distributors, as well as to end users under normal credit terms. One customer individually accounted for 18% and 17% of net sales for the three months ended March 31, 2002 and March 31, 2001, respectively, and 16% and 14% of the net sales for the six months ended March 31, 2002 and March 31, 2001, respectively. This same customer accounted for 16% and 21% of outstanding trade receivables as of March 31, 2002 and September 30, 2001, respectively. Other than this customer, no other customer constitutes a significant portion (more than 10%) of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

        --------------------

4. Inventories: Inventories consisted of the following at March 31, 2002 and September 30, 2001:

                                                   March 31,      September 30,
                                                     2002             2001
                                                --------------   --------------
    Materials                                   $      157,611   $      222,976
    Finished goods                                      48,036            7,902
                                                --------------   --------------
    TOTAL                                       $      205,647   $      230,878
                                                ==============   ==============


5. Comprehensive Income: The following table sets forth the reconciliation of net income (loss) to comprehensive income (loss):

                                                      Three Months Ended                  Six Months Ended
                                                           March 31,                         March 31,
                                                     2002             2001             2002             2001
                                                -------------------------------   -------------------------------
    Net income (loss)                           $      236,891   $   (1,215,750)  $      362,598   $   (1,689,447)
    Other comprehensive income
       (loss), net of tax:
    Foreign currency translation
       adjustments                                     (21,653)         (34,025)         (19,177)           8,976
                                                --------------   --------------   --------------   --------------
    Comprehensive income (loss)                 $      215,238   $   (1,249,775)  $      343,421   $   (1,680,471)
                                                ==============   ==============   ==============   ==============

     Accumulated other comprehensive loss reported in the condensed consolidated balance sheets consists only of foreign currency translation adjustments.

6. Earnings (Loss) per Share: Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the impact, when dilutive, of the exercise of options and warrants using the treasury stock method. For the three and six month periods ended March 31, 2001, 10,586 and 10,586 potential shares were excluded from the calculation, respectively, as the effect would be antidilutive.

7. Line of Credit: On October 30, 2001 and December 19, 2001, respectively, the Company entered into amended and restated domestic and international credit lines for a period to expire on October 1, 2002. As part of the agreement to enter into these credit lines, warrants to purchase 49,669 shares of the Company's common stock were issued to the bank at an exercise price of $1.51. These warrants expire on October 30, 2008. The fair market value of the warrants (determined by the Black-Scholes pricing model and the following assumptions:
134% volatility, 7 year estimated life and 4.8% risk-free interest rate) was determined to be $76,956 which was recorded in prepaid interest (being recognized as a component of interest expense during the term of the amended agreement period) with a corresponding increase in additional paid in capital. The amended and restated domestic credit line provides for maximum borrowings of the lesser of $1,000,000 or 70% of defined eligible receivables and the amended and restated international credit line provides for maximum borrowings of the lesser of $500,000 or 80% of defined eligible receivables. As of March 31, 2002, the Company had approximately $232,000 of outstanding borrowings with approximately $262,000 in additional borrowings available under the lines.

        --------------------

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

     The following table presents information about the Company's sales by product lines:

                                 Three Months Ended         Six Months Ended
                                      March 31,                 March 31,
                                  2002        2001          2002        2001
                               ----------------------    ----------------------
     Monarch and Monarch|ES        72%         69%           72%         69%
     Q|Service Management          28          31            28          31
                               ----------  ----------    ----------  ----------
                                  100%        100%          100%        100%
                               ==========  ==========    ==========  ==========

     The Company's operations are conducted in the U.S. and in Europe (principally in the United Kingdom). The following tables present information about the Company's geographic operations:

     Net Sales                       Domestic       Europe      Eliminations      Total
     ---------                       --------       ------      ------------      -----
     Three Months ended 3/31/02    $3,084,448     $2,008,807     $(263,028)     $4,830,227
     Three Months ended 3/31/01     2,802,100      2,061,643      (270,778)      4,592,965

     Six Months ended 3/31/02      $6,019,107     $3,991,264     $(559,073)     $9,451,298
     Six Months ended 3/31/01       5,800,503      4,378,490      (527,116)      9,651,877


     Long-lived Assets               Domestic       Europe      Eliminations      Total
     -----------------               --------       ------      ------------      -----

     At March 31, 2002             $1,744,335     $  463,016     $       -      $2,207,351
     At September 30, 2001          1,943,505        559,769             -       2,503,274

     Export sales aggregated approximately $1,112,000 and $1,162,000, respectively, for the three months ended March 31, 2002 and March 31, 2001, and $2,168,000 and $2,576,000, respectively, for the six months ended March 31, 2002 and March 31, 2001.

10. Discontinued Operations: On September 20, 2001, the Company sold the operations of Guildsoft Limited, a United Kingdom distribution subsidiary, to a third party, as part of a restructuring plan (Note 11). The sale resulted in gross proceeds of $1,179,000 and a gain of approximately $413,000. The operations of Guildsoft Limited have been reflected as a discontinued operation in all periods presented. For the three months and six months ended March 31, 2001, Guildsoft Limited had net sales of $958,380 and $1,951,511, respectively, and a loss before taxes of $26,507 and $60,184, respectively. These losses are shown on the accompanying consolidated condensed statements of operations for those periods as a loss from Guildsoft operations as part of discontinued operations. In December 2001 there was a purchase price settlement between Datawatch and the purchaser of Guildsoft Limited, resulting in a gain of $17,096 which is shown as a gain on the sale of Guildsoft as part of discontinued operations on the accompanying consolidated condensed statement of operations for the six months ended March 31, 2002.

        --------------------

11. Restructuring and Centralized Operations: During the fourth quarter of fiscal 2001, the Company approved and completed a corporate-wide restructuring plan in an effort to reduce costs and centralize administrative operations. The restructuring plan resulted in charges for severance benefits and related costs for 42 terminated employees. Of these charges, totaling approximately $763,000, $377,000 was paid in fiscal 2001 and $386,000 accrued as of September 30, 2001. On March 31, 2002, the accrual related to this restructuring totaled $203,000 (reflecting cash payments of approximately $183,000 since September 30, 2001) of which the long-term portion is $54,000. The charges are expected to be fully paid in January 2005.

           During the second quarter of fiscal 2002, there was an additional reorganization undertaken to further improve efficiencies and reduce costs, which resulted in an additional restructuring charge of approximately $88,000 for severance benefits and related costs for 4 terminated employees. Of these charges, $36,000 was paid during the second quarter and $52,000 accrued as of March 31, 2002. The charges for this restructuring are expected to be fully paid in July 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------
GENERAL

     Datawatch Corporation (the "Company" or "Datawatch") is engaged in the design, development, manufacture, marketing, and support of business computer software primarily for the Windows-based market. Its products address the enterprise reporting, business intelligence, data replication and service management markets.

     Datawatch's principal products are: Monarch, a report mining and business intelligence application that lets users extract and manipulate data from ASCII report files or HTML files produced on any mainframe, midrange, client/server or PC system; Monarch|ES, a web-enabled business information portal that allows an organization to quickly deliver business intelligence and decision support derived from existing reporting systems with no new programming or report writing; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; Q|Service Management ("Q|SM"), an integrated service management and information technology support software package with integrated change management features, business process automation tools and a unique user-interface that promotes ease-of-use and ease-of-learning; VorteXML, a new data transformation product for the emerging XML market which converts existing, structured ASCII/ANSI text documents or HTML into valid XML on an ad hoc, programming-free basis; and Redwing, a plug-in for Adobe Acrobat that lets users extract text and tables from Adobe PDF documents.

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

     The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 60 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, VorteXML and Redwing sold directly to end-users, include a guarantee under which such customers may return products within 30 to 60 days for a full refund. The Company offers its distributors the ability to return obsolete versions of its products and slow-moving products for refund or credit. Reserves are provided for potential returns under these arrangements based upon historical experience and anticipated exposures. Returns reserves are primarily calculated by accruing a fixed amount each period, assessing the level of the reserve at the end of the period against anticipated returns and adjusting the reserve as needed. During the quarter ended March 31, 2002, $50,000 was accrued for the returns reserve and approximately $72,000 in returns were applied against the reserve. This compares to $50,000 accrued for the returns reserve and approximately $17,000 in returns applied against the returns reserve for the quarter ended March 31,

2001. During the six months ended March 31, 2002, $100,000 was accrued for the returns reserve and approximately $122,000 in returns were applied against the reserve. This compares to $100,000 accrued for the returns reserve and approximately $268,000 in returns applied against the returns reserve for the six months ended March 31, 2001. At March 31, 2002, the returns reserve was approximately $223,000, with 73% related to specific accounts, as compared to approximately $246,000, with 62% related to specific accounts, at September 30, 2001.

Capitalized Software Development Costs

     The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. For the three months ended March 31, 2002 and 2001, the Company capitalized approximately $16,000 and $119,000, respectively, of software development costs and $49,000 and $51,000, respectively, of purchased software. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of sales using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), generally 12 to 36 months. For the three months ended March 31, 2002 and 2001, amortization of these costs was approximately $90,000 and $74,000, respectively. The unamortized balance of capitalized software is approximately $1,007,000 and $1,085,000 as of March 31, 2002 and September 30, 2001,
respectively.

Foreign Currency Translations

     Datawatch translates the financial statements of foreign subsidiaries into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." The related translation adjustments are reported as a separate component of shareholders' equity under the heading "Accumulated Other Comprehensive Loss." Accumulated other comprehensive loss reported in the accompanying consolidated condensed balance sheets consists only of foreign currency translation adjustments. At March 31, 2002 and September 30, 2001, the accumulated foreign currency translation loss totaled approximately $632,000 and $613,000, respectively. Foreign currency translation losses arising during the quarters ended March 31, 2002 and March 31, 2001 were approximately $22,000 and $34,000, respectively. Currently the Company does not engage in foreign currency hedging activities.

RESULTS OF OPERATIONS

Financial information for the three months ended March 31, 2001 has been reclassified to conform to the presentation of Guildsoft Limited as a discontinued operation. See Note 10 to the consolidated condensed financial statements.

Three Months Ended March 31, 2002 and 2001.
-------------------------------------------

     Net sales for the three months ended March 31, 2002 totaled $4,830,000 which represents an increase of $237,000 or approximately 5% from net sales of $4,593,000 for the three months ended March 31, 2001. Revenue from the sale of licenses was approximately $3,414,000 and $3,231,000 in the quarters ended March 31, 2002 and March 31, 2001, respectively. Revenue from the sale of services was approximately $1,416,000 and $1,362,000 for the quarters ended March 31, 2002 and March 31, 2001, respectively. For the three months ended March 31, 2002, revenue from the sale of licenses accounted for 71% of total sales and revenue from the sale of services accounted for 29% of total sales, as compared to 70% from license sales and 30% from services sales for the three months ended March 31, 2001. For
the second quarter of fiscal 2002, Monarch and Monarch|ES accounted for approximately 72% of net sales (as compared to 69% of net sales for the second quarter of fiscal 2001) and Q|SM accounted for approximately 28% of net sales (as compared to 31% of net sales for the second quarter of fiscal 2001). The increase in net sales in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001 is attributable to an increases in both license and services sales for Monarch products. Monarch family sales increased by $294,000 or 9% and Q|SM family sales decreased by $57,000 or 4% in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Datawatch attributes the increase in Monarch family sales to strong sales of the latest version of the Monarch product and the decrease in the Q|SM family sales to a reduction in corporate spending on high ticket software solutions due to an uncertain worldwide economy and reaction to the events of September 11, 2002.

     Cost of sales for the three months ended March 31, 2002 was $832,000 or approximately 17% of net sales as compared to cost of sales of $798,000 or approximately 17% of net sales for the three months ended March 31, 2001. For this period there was an increase in cost of sales for Monarch|ES, which is the result of higher costs from royalties and amortization of acquired software and development for the current version as compared to previous versions. This increase was partially offset by a decrease in cost of sales for Q|SM, which is the result of reduced costs from amortization of acquired software and development for the current version as compared to the previous version. Cost of sales for Monarch|ES was $194,000 or 30% of Monarch|ES sales for the three months ended March 31, 2002 as compared to $126,000 or 24% of Monarch|ES sales for the three months ended March 31, 2001. Cost of sales for Q|SM was $61,000 or 4% of Q|SM sales for the three months ended March 31, 2002 as compared to $111,000 or 8% of Q|SM sales for the three months ended March 31, 2001.

     Engineering and product development expenses were $338,000 for the three months ended March 31, 2002, a decrease of $186,000 or approximately 35% from $524,000 for the three months ended March 31, 2001. This decrease is primarily attributable to reduced expenses for maintenance of the older versions of the Company's help desk and asset management products by external developers and reduced expenses resulting from the restructurings which took place in the fourth quarter of fiscal 2001 and the second quarter of fiscal 2002. The realized cost savings from the reduction in expenses for the maintenance of the help desk and asset management products was $102,000, or 55% of the decrease, and $63,000, or 34% of the decrease, was from a reduction in employee compensation and benefits directly related to the Company's restructurings.

     Selling, general and administrative expenses were $3,312,000 for the three months ended March 31, 2002, a decrease of $1,131,000 or approximately 25% from $4,443,000 for the three months ended March 31, 2001. This decrease in primarily attributable to reduced expenses related to the cost reduction and restructuring plan which was implemented during the fourth quarter of fiscal 2002. The cost savings from this plan were fully realized in the first quarter of fiscal 2002. The approximate distribution of the realized cost savings when comparing the quarters ended March 31, 2002 to March 31, 2001 is as follows:

     o    $483,000 or 43% from savings in employee compensation and benefits
     o $354,000 or 31% from savings in professional services expenses provided by non-related companies
     o $165,000 or 15% from savings in marketing expenses primarily from reduced expenses for direct mail and trade shows
     o    $35,000 or 3% from savings in facilities rent expenses
     o    $25,000 or 2% from savings in equipment and software expenses
     o    $20,000 or 2% from savings in travel and entertainment expenses
     o    $49,000 or 4% from savings in all other expense types

     Income from continuing operations for the three months ended March 31, 2002 was approximately $237,000 which compares to a loss from continuing operations of approximately $1,189,000 for the three months ended March 31, 2001. The Company has not recorded any benefit for income taxes in either period owing to the Company's conclusion that the realization of net operating loss carryforwards was not more likely than not and based upon the expected effective tax rates for the full years being 0% in both periods. The net income for the three months ended March 31, 2002 was $237,000 which compares to a net loss of $1,216,000 for the three months ended March 31, 2001.

Six Months Ended March 31, 2002 and 2001.
-----------------------------------------

     Net sales for the six months ended March 31, 2002 totaled $9,451,000 which represents a decrease of $201,000 or approximately 2% from net sales of $9,652,000 for the six months ended March 31, 2001. Revenue from the sale of licenses was approximately $6,701,000 and $6,848,000 in the six months ended March 31, 2002 and March 31, 2001, respectively. Revenue from the sale of services was approximately $2,750,000 and $2,804,000 for the six months ended March 31, 2002 and March 31, 2001, respectively. In both periods revenue from the sale of licenses accounted for 71% of total sales and revenue from the sale of services accounted for 29% of total sales. For the first six months of fiscal 2002, Monarch and Monarch|ES accounted for approximately 72% of net sales (as compared to 69% of net sales for the first six months of fiscal 2001) and Q|SM accounted for approximately 28% of net sales (as compared to 31% of net sales for the first six months of fiscal 2001). The decrease in net sales in the first six months of fiscal 2002 as compared to the first six months of fiscal 2001 is attributable to a decrease in revenue for the Q|SM product line. Q|SM family sales decreased by $263,000 or 9%, while Monarch family sales increased by $63,000 or 1% in the six months ended March 31, 2002 as compared to the six months ended March 31, 2001. Datawatch attributes these decreases in sales to a reduction in corporate spending on high ticket software solutions due to an uncertain worldwide economy and reaction to the events of September 11, 2002.

     Cost of sales for the six months ended March 31, 2002 was $1,638,000 or approximately 17% of net sales as compared to cost of sales of $1,538,000 or approximately 16% of net sales for the six months ended March 31, 2001. The increase in cost of sales is primarily attributable to the cost of sales of the latest version of the Monarch|ES product, which has higher costs from royalties and amortization of acquired software and development than previous versions. This increase was partially offset by a decrease in cost of sales for Q|SM, which is the result of reduced costs from amortization of acquired software and development for the current version as compared to the previous version. Cost of sales for Monarch|ES was $427,000 or 30% of Monarch|ES sales for the six months ended March 31, 2002 as compared to $181,000 or 14% of Monarch|ES sales for the six months ended March 31, 2001. Cost of sales for Q|SM was $126,000 or 5% of Q|SM sales for the six months ended March 31, 2002 as compared to $227,000 or 8% of Q|SM sales for the six months ended March 31, 2001.

     Engineering and product development expenses were $661,000 for the six months ended March 31, 2002, a decrease of $282,000 or approximately 30% from $943,000 for the six months ended March 31, 2001. This decrease is primarily attributable to reduced expenses for maintenance of the older versions of the Company's help desk and asset management products by external developers and reduced expenses resulting from the restructurings which took place in the fourth quarter of fiscal 2001 and the second quarter of fiscal 2002. The realized cost savings from the reduction in expenses for the maintenance of the help desk and asset management products was $201,000, or 71% of the decrease, and $81,000, or 29% of the decrease, was from a reduction in employee compensation and benefits directly related to the restructurings.

     Selling, general and administrative expenses were $6,651,000 for the six months ended March 31, 2002, a decrease of $2,125,000 or approximately 24% from $8,776,000 for the six months ended March 31, 2001. This decrease in primarily attributable to reduced expenses related to the cost reduction and restructuring plan which was implemented during the fourth quarter of fiscal 2002. The cost savings from this plan were fully realized in the first quarter of fiscal 2002. The approximate distribution of the realized cost savings when comparing the quarters ended March 31, 2002 to March 31, 2001 is as follows:

     o    $854,000 or 40% from savings in employee compensation and benefits
     o $521,000 or 25% from savings in professional services expenses provided by non-related companies
     o $470,000 or 22% from savings in marketing expenses primarily from reduced expenses for direct mail and trade shows
     o    $92,000 or 4% from savings in travel and entertainment expenses
     o    $68,000 or 3% from savings in facilities rent expenses
     o    $54,000 or 3% from savings in equipment and software expenses
     o    $66,000 or 3% from savings in all other expense types

     Income from continuing operations for the six months ended March 31, 2002 was approximately $346,000, which compares to a loss from continuing operations of approximately $1,629,000 for the six months ended March 31, 2001. The Company has not recorded any benefit for income taxes in either period owing to the Company's conclusion that the realization of net operating loss carryforwards was not more likely than not and based upon the expected effective tax rates for the full years being 0% in both periods. The net income for the six months ended March 31, 2002 was $363,000, which compares to a net loss of $1,689,000 for the six months ended March 31, 2001.

     In December 2001 there was a purchase price settlement between Datawatch and the purchaser of Guildsoft Limited, resulting in a gain of $17,096 which is shown as a gain on the sale of Guildsoft as part of discontinued operations on the accompanying consolidated condensed statement of operations for the six months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased by approximately $683,000 during the six months ended March 31, 2002 primarily as a result of profitable operations. The net cash provided by operating activities totaled $889,000 for the six months ended March 31, 2002 (as compared to $253,000 for the six months ended March 31, 2001). The primary sources of cash during the first six months of fiscal 2002 were profitable operations, collection of accounts receivable and collections from sales that have deferred revenue, offset by accounts payable and accrued expenses.

     Cash used in investing activities (primarily in capitalized software) was $123,000 for the six months ended March 31, 2002 and $349,000 for the six months ended March 31, 2001.

     Cash used in financing activities was $475,000 for the six months ended March 31, 2002 primarily as a result of a $403,000 reduction in the Company's borrowings under its credit lines and a reduction of long-term obligations of $72,000. In the six months ended March 31, 2001, there was $1,083,000 provided by financing activities. This increase is primarily attributable to the Company's issuance of 1,875,000 shares of common stock in a private placement to investors for an aggregate of $1,162,500.

     Management believes that the currently anticipated capital requirements of the Company will be satisfied through at least September 30, 2002 by cash flow from operations and funds available under the Company's line of credit agreements. On October 30, 2001 and December 19, 2001, respectively, the Company entered into amended and restated domestic and international credit lines for a period to expire on October 1, 2002. The amended and restated domestic credit line provides for maximum borrowings of the lesser of $1,000,000 or 70% of defined eligible receivables and the amended and restated international credit line provides for maximum borrowings of the lessor of $500,000 or 80% of defined eligible receivables. As of March 31, 2002, the Company had approximately $232,000 of outstanding borrowings under these lines with approximately $262,000 in additional borrowings available under the lines.

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

Dependence on Principal Products

     For the six months ended March 31, 2002, Monarch and Monarch|ES products and Q|Service Management products accounted for approximately 72% and 28%, respectively, of the Company's net sales. The Company is wholly dependent on Monarch, Monarch|ES and Q|Service Management products. As a result, any factor adversely affecting sales of either of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

International Sales

     In the six months ended March 31, 2002, international sales accounted for approximately 44% of the Company's net sales. The Company anticipates that international sales will continue to account for a significant percentage of its net sales. A significant portion of the Company's net sales will therefore be subject to risks associated with international sales, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company's intellectual property overseas, seasonality of sales and potentially adverse tax consequences.

Acquisition Strategy

     Although the Company has no current acquisition agreements, it has addressed and may continue to address the need to develop new products, in part, through the acquisition of other companies. Acquisitions involve numerous risks including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. Achieving and maintaining the anticipated benefits of an acquisition will depend in part upon whether the integration of the companies' business is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

     At March 31, 2002, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments. The Company holds no investment securities.

Primary Market Risk Exposures

     The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company utilizes U.S. dollar denominated borrowings to fund its operational needs through its $1,500,000 working capital line of credit agreements. The lines, which currently bear an interest rate of prime plus 2% (6.75% at March 31, 2002), are subject to annual renewal. Had the interest rates under the lines of credit been 10% greater or lesser than actual rates, the impact would not have been material in the Company's consolidated financial statements for the period ended March 31, 2002. As of March 31, 2002, the Company had approximately $232,000 in outstanding borrowings under its working capital lines.

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

                                    PART II.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

A. The Annual Meeting of Stockholders of Datawatch Corporation was held on March 8, 2002.

B. The directors elected at the meeting are Robert W. Hagger, Jerome Jacobson, Richard de J. Osborne, Terry W. Potter, David T. Riddiford and James Wood, which constitute all of the directors of the Company.

C. A vote was proposed to elect the following nominees to the Board of Directors to serve for the ensuing year or until their respective successors are duly elected and qualified:

       Nominee                   Total Votes For      Total Votes Against
       -------                   ---------------      -------------------
       Robert W. Hagger             2,268,357                66,106
       Jerome Jacobson              2,268,357                66,106
       Richard de J. Osborne        2,268,357                66,106
       Terry W. Potter              2,268,357                66,106
       David T. Riddiford           2,268,357                66,106
       James Wood                   2,268,357                66,106

     A proposal to approve an increase in the number of shares of Common Stock, $.01 par value, available for issuance under the Datawatch 1996 Stock Plan (the "1996 Stock Plan") from 366,667 to 494,400 shares, was approved and adopted with 2,213,913 shares voting in favor, 115,513 voting against, and 5,037 abstaining.

D.   No information provided due to inapplicability of item.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

A.   Exhibits

     10.1 Executive Agreement dated December 1, 2001 by and between Datawatch Corporation and Calvin MacKay (filed herewith).

     10.2 Severance Agreement and Release dated January 31, 2002 by and between Datawatch Corporation and Linda Lammi (filed herewith).

     10.3  1996 Stock Plan as amended as of March 8, 2002 (filed herewith).

B.   Reports on Form 8-K

     No Current Report on Form 8-K was filed during the quarterly period ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2002.


                                   DATAWATCH CORPORATION


                                   /s/ Alan R. MacDougall
                                   -----------------------------------
                                   Alan R. MacDougall
                                   Vice President of Finance and
                                   Chief Financial Officer
                                   (Principal Financial Officer)