Form 10-Q
period 2002-06-30
DATAWATCH CORP
filed 2002-08-14
CIK 792130

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________


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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Class                                     Outstanding at August 9, 2002
        -----                                     -----------------------------
Common Stock $0.01 par value                               2,587,605

================================================================================

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                     --------------------------------------

                                TABLE OF CONTENTS
                                -----------------




PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Unaudited Financial Statements                                   Page #
                                                                          ------
     a)  Consolidated Condensed Balance Sheets:
         June 30, 2002 and September 30, 2001                               3

     b)  Consolidated Condensed Statements of Operations:
         Three and Nine Months Ended June 30, 2002 and 2001                 4

     c)  Consolidated Condensed Statements of Cash Flows:
         Nine Months Ended June 30, 2002 and 2001                           5

     d)  Notes to Consolidated Condensed Financial Statements               6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               10


Item 3.  Quantitative and Qualitative Disclosures About Market Risk        20




PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                  *

Item 2.  Changes in Securities and Use of Proceeds                         21

Item 3.  Defaults upon Senior Securities                                    *

Item 4.  Submission of Matters to a Vote of Security Holders                *

Item 5.  Other Information                                                  *

Item 6.  Exhibits and Reports on Form 8-K                                  21




SIGNATURES                                                                 22


* No information provided due to inapplicability of item.

                                     PART I.

Item 1.  Financial Statements
         --------------------


                     DATAWATCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                JUNE 30,        SEPTEMBER 30,
                                                                  2002              2001
                                                              ------------      ------------
ASSETS

CURRENT ASSETS:
 Cash and equivalents                                         $  2,497,058      $  1,568,691
 Accounts receivable, net                                        3,657,020         4,255,809
 Inventories                                                       180,307           230,878
 Prepaid expenses                                                  754,939           853,332
                                                              ------------      ------------
     Total current assets                                        7,089,324         6,908,710
                                                              ------------      ------------

PROPERTY AND EQUIPMENT:
 Property and equipment                                          3,421,296         3,516,765
 Less accumulated depreciation and amortization                 (2,625,387)       (2,491,996)
                                                              ------------      ------------
     Net property and equipment                                    795,909         1,024,769
                                                              ------------      ------------

OTHER ASSETS                                                     1,368,427         1,490,505
                                                              ------------      ------------
TOTAL ASSETS                                                  $  9,253,660      $  9,423,984
                                                              ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY CURRENT LIABILITIES:

 Accounts payable                                             $  1,142,039      $  1,556,286
 Accrued expenses                                                1,937,399         1,965,911
 Borrowings under credit lines                                          --           635,000
 Deferred revenue                                                2,321,501         2,155,377
                                                              ------------      ------------
     Total current liabilities                                   5,400,939         6,312,574
                                                              ------------      ------------

ACCRUED SEVERANCE, less current portion                             18,469           126,121
                                                              ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock                                                       25,876            25,478
 Additional paid-in capital                                     21,609,555        21,495,497
 Accumulated deficit                                           (17,124,954)      (17,782,258)
 Accumulated other comprehensive loss                             (535,837)         (613,040)
                                                              ------------      ------------
                                                                 3,974,640         3,125,677
 Less treasury stock - at cost                                    (140,388)         (140,388)
                                                              ------------      ------------
     Total shareholders' equity                                  3,834,252         2,985,289
                                                              ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $  9,253,660      $  9,423,984
                                                              ============      ============

See accompanying notes to consolidated condensed financial statements

         --------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          THREE MONTHS ENDED JUNE 30,          NINE MONTHS ENDED JUNE 30,
                                         ------------------------------      ------------------------------
                                             2002              2001              2002              2001
                                         ------------      ------------      ------------      ------------
NET SALES:
License                                  $  3,705,246      $  2,888,212      $ 10,406,307      $  9,735,957
Services                                    1,459,961         1,395,269         4,210,198         4,199,401
                                         ------------      ------------      ------------      ------------
Net Sales                                   5,165,207         4,283,481        14,616,505        13,935,358

COSTS AND EXPENSES:
Cost of sales                                 757,212           821,933         2,394,772         2,359,495
Engineering & product development             310,822           536,420           972,136         1,479,521
Selling, general & administrative           3,788,112         4,340,646        10,439,468        13,117,368
Restructuring                                      --                --            87,651                --
                                         ------------      ------------      ------------      ------------
Total Costs and Expenses                    4,856,146         5,698,999        13,894,027        16,956,384

INCOME (LOSS) FROM OPERATIONS                 309,061        (1,415,518)          722,478        (3,021,026)

INTEREST EXPENSE                              (24,584)          (49,126)          (98,359)         (101,465)

OTHER INCOME, primarily interest                4,351             8,917            15,219            33,171

FOREIGN CURRENCY GAIN (LOSS)                    5,878            (2,616)              870             1,714
                                         ------------      ------------      ------------      ------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS                             $    294,706      $ (1,458,343)     $    640,208      $ (3,087,606)
                                         ------------      ------------      ------------      ------------
DISCONTINUED OPERATIONS:
   Loss from Guildsoft Operations                  --           (43,490)               --          (103,674)
   Gain on sale of Guildsoft                       --                --            17,096                --
                                         ------------      ------------      ------------      ------------
INCOME (LOSS) FROM DISCONTINUED
OPERATIONS                                         --           (43,490)           17,096          (103,674)
                                         ------------      ------------      ------------      ------------
NET INCOME (LOSS)                        $    294,706      $ (1,501,833)     $    657,304      $ (3,191,280)
                                         ============      ============      ============      ============
INCOME (LOSS) PER COMMON SHARE-
Basic & diluted:
   Continuing Operations-Basic           $        .11      $       (.58)     $        .25      $      (1.31)
                                         ------------      ------------      ------------      ------------
   Continuing Operations-Diluted         $        .11      $       (.58)     $        .24      $      (1.31)
                                         ------------      ------------      ------------      ------------
   Discontinued Operations               $        .00      $       (.02)     $        .01      $       (.04)
                                         ------------      ------------      ------------      ------------

NET INCOME (LOSS) PER SHARE-Basic        $        .11      $       (.60)     $        .26      $      (1.35)
                                         ============      ============      ============      ============
NET INCOME (LOSS) PER SHARE-Diluted      $        .11      $       (.60)     $        .25      $      (1.35)
                                         ============      ============      ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                       2,571,868         2,518,739         2,558,225         2,355,229

ADJUSTMENT FOR DILUTIVE POTENTIAL
  COMMON STOCK                                112,341                --           112,341                --
                                         ------------      ------------      ------------      ------------
WEIGHTED AVERAGE SHARES OUTSTANDING:
Diluted                                     2,684,209         2,518,739         2,670,566         2,355,229
                                         ============      ============      ============      ============

See accompanying notes to consolidated condensed financial statements.

         --------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               NINE MONTHS ENDED JUNE 30,
                                                             ------------------------------
                                                                 2002              2001
                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                           $    657,304      $ (3,191,280)
   Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation and amortization                                689,915           718,920
     Gain on sale of Guildsoft                                    (17,096)               --
     Loss on disposition of equipment                                 848            14,448
     Stock-based compensation                                      37,500                --
     Changes in current assets and liabilities, net of
     acquisitions:
        Accounts receivable                                       738,175         2,797,359
        Inventories                                                52,904           120,949
        Prepaid expenses                                          131,704          (247,607)
        Accounts payable and accrued expenses                    (494,893)         (218,301)
        Deferred revenue                                          115,176            (7,418)
                                                             ------------      ------------

     Net cash provided by (used in) operating activities        1,911,537           (12,930)
                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment and fixtures                               (94,748)         (435,858)
 Proceeds from sale of equipment - net                                191            19,393
 Proceeds from sale of short-term investments                          --           348,121
 Proceeds from sale of Guildsoft                                   20,509                --
 Capitalized software development costs                          (174,042)         (576,219)
 Other assets                                                       8,268            41,416
                                                             ------------      ------------

     Net cash used in investing activities                       (239,822)         (603,147)
                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                --         1,183,438
 Principal payments on long-term obligations                     (107,652)             (311)
 Borrowings (Payments) under credit lines, net                   (635,000)         (325,000)
                                                             ------------      ------------

     Net cash provided by (used in) financing activities         (742,652)          858,127
                                                             ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (696)           16,245

NET INCREASE IN CASH AND EQUIVALENTS                              928,367           258,295

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                       1,568,691         1,695,832
                                                             ------------      ------------
CASH AND EQUIVALENTS, END OF PERIOD                          $  2,497,058      $  1,954,127
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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a component of a business of Accounting Principles Board Opinion ("APB") No. 30. In the fourth quarter of fiscal 2001, the Company elected to adopt the provisions of SFAS No. 144. In accordance with the provisions of SFAS No. 144, Guildsoft Limited, a UK distribution subsidiary sold in September 2001, is considered a discontinued operation, and prior years' financial statements have been reclassified to present Guildsoft Limited on that basis.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 nullifies EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity," which required a liability be recognized at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The effect of adopting this statement is being evaluated.

         --------------------

3. Concentration of Credit Risks and Major Customers: The Company sells its products and services to U.S and non-U.S. dealers and other software distributors, as well as to end users under normal credit terms. One customer individually accounted for 20% and 13% of net sales for the three months ended June 30, 2002 and June 30, 2001, respectively, and 18% and 14% of the net sales for the nine months ended June 30, 2002 and June 30, 2001, respectively. This same customer accounted for 24% and 21% of outstanding trade receivables as of June 30, 2002 and September 30, 2001, respectively. Other than this customer, no other customer constitutes a significant portion (more than 10%) of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns

4. Inventories: Inventories consisted of the following at June 30, 2002 and September 30, 2001:

                                      JUNE 30,             SEPTEMBER 30,
                                        2002                   2001
                                     ----------             ----------
     Materials                       $  135,810             $  222,976
     Finished goods                      44,497                  7,902
                                     ----------             ----------
     TOTAL                           $  180,307             $  230,878
                                     ==========             ==========


5. Comprehensive Income: The following table sets forth the reconciliation of net income (loss) to comprehensive income (loss):

                                      THREE MONTHS ENDED JUNE 30,        NINE MONTHS ENDED JUNE 30,
                                      ---------------------------       ---------------------------
                                          2002           2001               2002           2001
                                      ------------   ------------       ------------   ------------
     Net income (loss)                $    294,706   $ (1,501,833)      $    657,304   $ (3,191,280)
     Other comprehensive income
       (loss), net of tax:
     Foreign currency translation
       adjustments                          96,380        (96,211)            77,203        (87,235)
                                      ------------   ------------       ------------   ------------
     Comprehensive income (loss)      $    391,086   $ (1,598,044)      $    734,507   $ (3,278,515)
                                      ============   ============       ============   ============

     Accumulated other comprehensive loss reported in the condensed consolidated balance sheets consists only of foreign currency translation adjustments.

6. Earnings (Loss) per Share: Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the impact, when dilutive, of the exercise of options and warrants using the treasury stock method. For the three and nine month periods ended June 30, 2001, 2,349 and 16,416 potential shares were excluded from the calculation, respectively, as the effect would be antidilutive.

7. Line of Credit: On October 30, 2001 and December 19, 2001, respectively, the Company entered into amended and restated domestic and international credit lines for a period to expire on October 1, 2002. As part of the agreement to enter into these credit lines, warrants to purchase 49,669 shares of the Company's common stock were issued to the bank at an exercise price of $1.51. The fair market value of the warrants (determined by the Black-Scholes pricing model and the following assumptions: 134% volatility, 7 year estimated life and 4.8% risk-free interest

         --------------------

7.   Line of Credit (continued)

rate) was determined to be $76,956 which was recorded in prepaid interest (being recognized as a component of interest expense during the term of the amended agreement period) with a corresponding increase in additional paid in capital. On May 3, 2002, the Company issued 24,498 shares of it common stock to the bank pursuant to the cashless exercise of this warrant and another existing Warrant to Purchase Stock dated January 17, 2001. As a result of this cashless exercise using a conversion right allowed under the terms of both Warrants to Purchase Stock, the bank has no further rights to acquire the Company's common stock under these warrants. The amended and restated domestic credit line provides for maximum borrowings of the lesser of $1,000,000 or 70% of defined eligible receivables and the amended and restated international credit line provides for maximum borrowings of the lesser of $500,000 or 80% of defined eligible receivables. As of June 30, 2002, the Company had no outstanding borrowings under its bank lines of credit with approximately $880,000 in borrowings available under the lines.

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

     The following table presents information about the Company's sales by product lines:

                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                      JUNE 30,                   JUNE 30,
                                ---------------------     ---------------------
                                  2002         2001         2002         2001
                                --------     --------     --------     --------
     Monarch and Monarch|ES          74%          68%          72%          69%
     Q|Service Management            26           32           28           31
                                --------     --------     --------     --------
                                    100%         100%         100%         100%
                                ========     ========     ========     ========

     The Company's operations are conducted in the U.S. and in Europe (principally in the United Kingdom). The following tables present information about the Company's geographic operations:

     NET SALES                     Domestic          Europe        Eliminations        Total
     ---------                   ------------     ------------     ------------     ------------
     Three months ended 6/30/02  $  3,410,803     $  2,059,424     $   (305,020)    $  5,165,207
     Three months ended 6/30/01     2,582,419        1,920,739         (219,677)       4,283,481

     Nine months ended 6/30/02   $  9,429,910     $  6,050,688     $   (864,093)    $ 14,616,505
     Nine months ended 6/30/01      8,382,922        6,299,229         (746,793)      13,935,358

     LONG-LIVED ASSETS             Domestic          Europe        Eliminations        Total
     -----------------           ------------     ------------     ------------     ------------
     At June 30, 2002            $  1,654,863     $    498,223     $         --     $  2,153,086
     At September 30, 2001          1,943,505          559,769               --        2,503,274

     Export sales aggregated approximately $1,102,000 and $894,000, respectively, for the three months ended June 30, 2002 and June 30, 2001, and $3,270,000 and $3,470,000, respectively, for the nine months ended June 30, 2002 and June 30, 2001.

         --------------------

10. Discontinued Operations: On September 20, 2001, the Company sold the operations of Guildsoft Limited, a United Kingdom distribution subsidiary, to a third party, as part of a restructuring plan (Note 11). The sale resulted in gross proceeds of $1,179,000 and a gain of approximately $413,000. The operations of Guildsoft Limited have been reflected as a discontinued operation in all periods presented. For the three months and nine months ended June 30, 2001, Guildsoft Limited had net sales of $821,536 and $2,773,047, respectively, and a loss before taxes of $43,490 and $103,674, respectively. These losses are shown on the accompanying consolidated condensed statements of operations for those periods as a loss from Guildsoft operations as part of discontinued operations. In December 2001 there was a purchase price settlement between Datawatch and the purchaser of Guildsoft Limited, resulting in a gain of $17,096 which is shown as a gain on the sale of Guildsoft as part of discontinued operations on the accompanying consolidated condensed statement of operations for the nine months ended June 30, 2002.

11. Restructuring and Centralized Operations: During the fourth quarter of fiscal 2001, the Company approved and completed a corporate-wide restructuring plan in an effort to reduce costs and centralize administrative operations. The restructuring plan resulted in charges for severance benefits and related costs for 42 terminated employees. Of these charges, totaling approximately $763,000, $377,000 was paid in fiscal 2001 and $386,000 accrued as of September 30, 2001. On June 30, 2002, the accrual related to this restructuring totaled $167,000 (reflecting cash payments of approximately $219,000 since September 30, 2001) of which the long-term portion is $18,000. The charges are expected to be fully paid in January 2005.

     During the second quarter of fiscal 2002, there was an additional reorganization undertaken to further improve efficiencies and reduce costs, which resulted in an additional restructuring charge of approximately $88,000 for severance benefits and related costs for 4 terminated employees. Of these charges, $75,000 was paid during the second and third quarters and $13,000 accrued as of June 30, 2002. The charges for this restructuring are expected to be fully paid in July 2002.

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

     The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 60 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, VorteXML and Redwing sold directly to end-users, include a guarantee under which such customers may return products within 30 to 60 days for a full refund. The Company offers its distributors the ability to return obsolete versions of its products and slow-moving products for refund or credit. Reserves are provided for potential returns under these arrangements based upon historical experience and anticipated exposures. Returns reserves are primarily calculated by accruing a fixed amount each period, assessing the level of the reserve at the end of the period against anticipated returns and adjusting the reserve as needed. During the quarter ended June 30, 2002, $105,000 was accrued for the returns reserve and approximately $16,000 in returns were applied against the reserve. This compares to $150,000 accrued for the returns reserve and approximately $82,000 in returns applied against the returns reserve for the quarter ended June

30, 2001. During the nine months ended June 30, 2002, $205,000 was accrued for the returns reserve and approximately $138,000 in returns were applied against the reserve. This compares to $250,000 accrued for the returns reserve and approximately $350,000 in returns applied against the returns reserve for the nine months ended June 30, 2001. At June 30, 2002, the returns reserve was approximately $312,000, with 63% related to specific accounts, as compared to approximately $246,000, with 62% related to specific accounts, at September 30, 2001.

Capitalized Software Development Costs

     The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. For the three months ended June 30, 2002, the Company did not capitalize any software development costs as compared to capitalized software development costs of approximately $62,000 for the quarter ended June 30, 2001. For the three months ended June 30, 2002 and June 30 2001, the Company capitalized approximately $47,000 and $70,000, respectively, of purchased software. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of sales using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), generally 12 to 36 months. For both the three months ended June 30, 2002 and 2001, amortization of these costs was approximately $90,000. The unamortized balance of capitalized software, including purchased software, is approximately $963,000 and $1,085,000 as of June 30, 2002 and September 30, 2001, respectively.

Foreign Currency Translations

     Datawatch translates the financial statements of foreign subsidiaries into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." The related translation adjustments are reported as a separate component of shareholders' equity under the heading "Accumulated Other Comprehensive Loss." Accumulated other comprehensive loss reported in the accompanying consolidated condensed balance sheets consists only of foreign currency translation adjustments. At June 30, 2002 and September 30, 2001, the accumulated foreign currency translation loss totaled approximately $536,000 and $613,000, respectively. The foreign currency translation gain for the quarter ended June 30, 2002 was approximately $96,000 compared to a loss of approximately $96,000 for the quarter ended June 30, 2001. Currently the Company does not engage in foreign currency hedging activities.

RESULTS OF OPERATIONS

Financial information for the three months ended June 30, 2001 and the nine months ended June 30, 2001 has been reclassified to conform to the presentation of Guildsoft Limited as a discontinued operation. See Note 10 to the consolidated condensed financial statements.

Three Months Ended June 30, 2002 and 2001.
------------------------------------------

     Net sales for the three months ended June 30, 2002 totaled $5,165,000 which represents an increase of $882,000 or approximately 21% from net sales of $4,283,000 for the three months ended June 30, 2001. Revenue from the sale of licenses was approximately $3,705,000 and $2,888,000 in the quarters ended June 30, 2002 and June 30, 2001, respectively. Revenue from the sale of services was approximately $1,460,000 and $1,395,000 for the quarters ended June 30, 2002 and June 30, 2001, respectively. For the three months ended June 30, 2002, revenue from the sale of licenses accounted for 72% of total sales and revenue from the sale of services accounted for 28% of total sales, as compared to 67% from license sales and 33% from services sales for the three months ended June 30, 2001. For the third quarter of fiscal 2002, Monarch and Monarch|ES accounted for approximately 74% of net sales (as compared to 68% of net sales for the third quarter of fiscal 2001) and Q|SM accounted for approximately 26% of net sales (as compared to 32% of net sales for the third quarter of fiscal 2001). Monarch family sales increased by $908,000 or 31% and Q|SM family sales decreased by $26,000 or 2% in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Datawatch attributes the increase in Monarch family sales to strong sales of the latest version of the Monarch desktop and server products and the decrease in the Q|SM family sales to a reduction in corporate spending on high ticket software solutions due to an uncertain worldwide economy and reaction to the events of September 11, 2001.

     Cost of sales for the three months ended June 30, 2002 was $757,000 or approximately 15% of net sales as compared to cost of sales of $822,000 or approximately 19% of net sales for the three months ended June 30, 2001. The year-over-year decrease in cost of sales is attributable to a decrease in the cost of sales for Q|SM, which is primarily the result of decreased sales of third party products, which have low margins, as part of Q|SM solutions, and reduced costs from amortization of acquired software and capitalized development for the current version of Q|SM as compared to the previous version. This decrease was partially offset by increases in cost of sales for Monarch desktop and server products due to increased sales of these products, and for the latest version of Monarch|ES, which has higher costs from royalties and amortization of acquired software and development than previous versions. Cost of sales for Q|SM was $23,000 or 2% of Q|SM sales for the three months ended June 30, 2002 as compared to $163,000 or 12% of Q|SM sales for the three months ended June 30, 2001. Cost of sales for Monarch desktop and server products was $486,000 or 15% of Monarch desktop and server sales for the three months ended June 30, 2002 as compared to $441,000 or 19% of Monarch desktop and server sales for the three months ended June 30, 2001. Cost of sales for Monarch|ES was $168,000 or 22% of Monarch|ES sales for the three months ended June 30, 2002 as compared to $139,000 or 20% of Monarch|ES sales for the three months ended June 30, 2001.

     Engineering and product development expenses were $311,000 for the three months ended June 30, 2002, a decrease of $225,000 or approximately 42% from $536,000 for the three months ended June 30, 2001. This decrease is primarily attributable to reduced expenses resulting from the restructurings which took place in the fourth quarter of fiscal 2001 and the second quarter of fiscal 2002, and reduced expenses for maintenance of the older versions of the Company's help desk and asset management products by external developers. The realized cost savings from the reduction in employee compensation and benefits directly related to the Company's restructurings was $124,000, or 55% of the decrease, and the reduction in expenses for the maintenance of the help desk and asset management products totaled $94,000, or 42% of the decrease.

     Selling, general and administrative expenses were $3,788,000 for the three months ended June 30, 2002, a decrease of $553,000 or approximately 13% from $4,341,000 for the three months ended June 30, 2001. This decrease in primarily attributable to reduced expenses related to the cost reduction and restructuring plan which was implemented during the fourth quarter of fiscal 2001. The cost savings from this plan were fully realized in the first quarter of fiscal 2002. The approximate distribution of the realized cost savings when comparing the quarters ended June 30, 2002 and June 30, 2001 is as follows:

     o $178,000 or 32% from savings in professional services expenses provided by non-related companies
     o $164,000 or 30% from savings in marketing expenses primarily from reduced expenses for trade shows
     o    $146,000 or 26% from savings in employee compensation and benefits
     o    $38,000 or 7% from savings in travel and entertainment expenses
     o    $13,000 or 2% from savings in facilities rent expenses
     o    $5,000 or 1% from savings in equipment and software expenses
     o    $9,000 or 2% from savings in all other expense types

     Income from continuing operations for the three months ended June 30, 2002 was approximately $295,000, which compares to a loss from continuing operations of approximately $1,458,000 for the three months ended June 30, 2001. The Company has not recorded any benefit for income taxes in either period owing to the Company's conclusion that the realization of net operating loss carryforwards was not more likely than not and based upon the expected effective tax rates for the full years being 0% in both periods. The net income for the three months ended June 30, 2002 was $295,000, which compares to a net loss of $1,502,000 for the three months ended June 30, 2001.

Nine months Ended June 30, 2002 and 2001.
-----------------------------------------

     Net sales for the nine months ended June 30, 2002 totaled $14,617,000 which represents an increase of $682,000 or approximately 5% from net sales of $13,935,000 for the nine months ended June 30, 2001. Revenue from the sale of licenses was approximately $10,407,000 and $9,736,000 in the nine months ended June 30, 2002 and June 30, 2001, respectively. Revenue from the sale of services was approximately $4,210,000 and $4,199,000 for the nine months ended June 30, 2002 and June 30, 2001, respectively. For the nine months ended June 30, 2002, revenue from the sale of licenses accounted for 71% of total sales and revenue from the sale of services accounted for 29% of total sales, as compared to 70% from license sales and 30% from services sales for the nine months ended June 30, 2001. For the first nine months of fiscal 2002, Monarch and Monarch|ES accounted for approximately 72% of net sales (as compared to 69% of net sales for the first nine months of fiscal 2001) and Q|SM accounted for approximately 28% of net sales (as compared to 31% of net sales for the first nine months of fiscal 2001). Monarch family sales increased by $971,000 or 10% and Q|SM family sales decreased by $289,000 or 7% in the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001. Datawatch attributes the increase in Monarch family sales to strong sales of the latest version of Monarch desktop and server products and the decrease in the Q|SM family sales to a reduction in corporate spending on high ticket software solutions due to an uncertain worldwide economy and reaction to the events of September 11, 2001.

     Cost of sales for the nine months ended June 30, 2002 was $2,395,000 or approximately 16% of net sales as compared to cost of sales of $2,359,000 or approximately 17% of net sales for the nine months ended June 30, 2001. The increase in cost of sales is primarily attributable to the cost of sales of the latest version of the Monarch|ES product, which has higher costs from royalties and amortization of acquired software and development than previous versions. This increase was partially offset by a decrease in cost of sales for Q|SM, which is the result of reduced costs from amortization of acquired software and capitalized development for the current version as compared to the previous version and decreased sales of third party products, which have low margins, as part of Q|SM solutions. Cost of sales for Monarch|ES was $595,000 or 27% of Monarch|ES sales for the nine months ended June 30, 2002 as compared to $320,000 or 16% of Monarch|ES sales for the nine months ended June 30, 2001. Cost of sales for Q|SM was $149,000 or 4% of Q|SM sales for the nine months ended June 30, 2002 as compared to $389,000 or 9% of Q|SM sales for the nine months ended June 30, 2001.

     Engineering and product development expenses were $972,000 for the nine months ended June 30, 2002, a decrease of $507,000 or approximately 34% from $1,479,000 for the nine months ended June 30, 2001. This decrease is primarily attributable to reduced expenses for maintenance of the older versions of the Company's help desk and asset management products by external developers and reduced expenses resulting from the restructurings which took place in the fourth quarter of fiscal 2001 and the second quarter of fiscal 2002. The realized cost savings from the reduction in expenses for the maintenance of the help desk and asset management products was $295,000, or 58% of the decrease, and $205,000, or 40% of the decrease, was from a reduction in employee compensation and benefits directly related to the restructurings.

     Selling, general and administrative expenses were $10,439,000 for the nine months ended June 30, 2002, a decrease of $2,678,000 or approximately 20% from $13,117,000 for the nine months ended June 30, 2001. This decrease in primarily attributable to reduced expenses related to the cost reduction and restructuring plan, which was implemented during the fourth quarter of fiscal 2001. The cost savings from this plan were fully realized in the first quarter of fiscal 2002. The approximate distribution of the realized cost savings when comparing the nine months ended June 30, 2002 to the nine months ended June 30, 2001 is as follows:

     o    $999,000 or 37% from savings in employee compensation and benefits
     o $699,000 or 26% from savings in professional services expenses provided by non-related companies
     o $633,000 or 24% from savings in marketing expenses primarily from reduced expenses for direct mail and trade shows
     o    $130,000 or 5% from savings in travel and entertainment expenses
     o    $81,000 or 3% from savings in facilities rent expenses
     o    $58,000 or 2% from savings in equipment and software expenses
     o    $78,000 or 3% from savings in all other expense types

     Income from continuing operations for the nine months ended June 30, 2002 was approximately $640,000, which compares to a loss from continuing operations of approximately $3,088,000 for the nine months ended June 30, 2001. The Company has not recorded any benefit for income taxes in either period owing to the Company's conclusion that the realization of net operating loss carryforwards was not more likely than not and based upon the expected effective tax rates for the full years being 0% in both periods. The net income for the nine months ended June 30, 2002 was $657,000, which compares to a net loss of $3,191,000 for the nine months ended June 30, 2001.

     In December 2001 there was a purchase price settlement between Datawatch and the purchaser of Guildsoft Limited, resulting in a gain of $17,096 which is shown as a gain on the sale of Guildsoft as part of discontinued operations on the accompanying consolidated condensed statement of operations for the nine months ended June 30, 2002.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased by approximately $1,092,000 during the nine months ended June 30, 2002 primarily as a result of profitable operations. The net cash provided by operating activities totaled $1,912,000 for the nine months ended June 30, 2002 (as compared to $13,000 used in operating activities for the nine months ended June 30, 2001). The primary sources of cash during the first nine months of fiscal 2002 were profitable operations, collection of accounts receivable and collections from sales that have deferred revenue, offset by accounts payable and accrued expenses.

     Cash used in investing activities (primarily in capitalized software) was $240,000 for the nine months ended June 30, 2002 as compared to $603,000 for the nine months ended June 30, 2001.

     Cash used in financing activities was $743,000 for the nine months ended June 30, 2002 as a result of a $635,000 reduction in the Company's borrowings under its credit lines and a reduction of long-term obligations of $108,000. In the nine months ended June 30, 2001, $858,000 was provided by financing activities; this amount was primarily attributable to the Company's issuance of 1,875,000 shares of common stock in a private placement to investors for an aggregate of $1,162,500.

     Management believes that the currently anticipated capital requirements of the Company will be satisfied through at least March 31, 2003 and the foreseeable future by cash flow from operations and funds available under the Company's line of credit agreements. On October 30, 2001 and December 19, 2001, respectively, the Company entered into amended and restated domestic and international credit lines for a period to expire on October 1, 2002. The amended and restated domestic credit line provides for maximum borrowings of the lesser of $1,000,000 or 70% of defined eligible receivables and the amended and restated international credit line provides for maximum borrowings of the lessor of $500,000 or 80% of defined eligible receivables. As of June 30, 2002, the Company had no outstanding borrowings under these lines with approximately $880,000 in borrowings available under the lines.

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 nullifies EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity," which required a liability be recognized at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The effect of adopting this statement is being evaluated.

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

Dependence on Principal Products

     For the nine months ended June 30, 2002, Monarch and Monarch|ES products and Q|Service Management products accounted for approximately 72% and 28%, respectively, of the Company's net sales. The Company is wholly dependent on Monarch, Monarch|ES and Q|Service Management products. As a result, any factor adversely affecting sales of either of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

International Sales

     In the nine months ended June 30, 2002, international sales accounted for approximately 43% of the Company's net sales. The Company anticipates that international sales will continue to account for a significant percentage of its net sales. A significant portion of the Company's net sales will therefore be subject to risks associated with international sales, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company's intellectual property overseas, seasonality of sales and potentially adverse tax consequences.

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

Reliance on Software License Agreements

     Substantially all of the Company's products incorporate third-party proprietary technology, which is generally licensed to the Company on an exclusive, worldwide basis. Failure by such third-parties to continue to develop technology for the Company and license such technology to the Company could have a material adverse effect on the Company's business and results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

     At June 30, 2002, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments. The Company holds no investment securities.

Primary Market Risk Exposures

     The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company utilizes U.S. dollar denominated borrowings to fund its operational needs through its $1,500,000 working capital line of credit agreements. The lines, which currently bear an interest rate of prime plus 2% (6.75% at June 30, 2002), are subject to annual renewal. Had the interest rates under the lines of credit been 10% greater or lesser than actual rates, the impact would not have been material in the Company's consolidated financial statements for the period ended June 30, 2002. As of June 30, 2002, the Company had no outstanding borrowings under its working capital lines.

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

                                    PART II.



Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

     On May 3, 2002, the Company issued twenty-four thousand, four hundred ninety-eight (24,498) shares of its common stock to Silicon Valley Bancshares pursuant to the cashless exercise of two existing Warrants to Purchase Stock, respectively dated January 17, 2001 and October 30, 2001. This sale was exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the rules promulgated by the SEC pursuant to the Securities Act as the transaction was completed as a private placement to only one investor and the Company did not make any general solicitation relating to the issuance of these shares.



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         A.  Exhibits

             10.1 Executive Agreement dated April 25, 2002 by and between Datawatch Corporation and Alan R. MacDougall (filed herewith).

             10.2 Executive Agreement dated April 25, 2002 by and between Datawatch Corporation and John Kitchen (filed herewith).

             10.3 Professional Services Agreement dated May 16, 2002 by and between Vested Development Corporation and Datawatch Corporation (filed herewith).

             99.1 CEO Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

             99.2 CFO Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

             * The Company has the originally signed certificate and will provide it to the Securities and Exchange Commission upon request.

         B.  Reports on Form 8-K

         No Current Report on Form 8-K was filed during the quarterly period ended June 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2002.



                                              DATAWATCH CORPORATION


                                              /s/ Alan R. MacDougall
                                              ----------------------
                                              Alan R. MacDougall
                                              Vice President of Finance and
                                              Chief Financial Officer
                                              (Principal Financial Officer)