Form 10-K
period 2002-09-30
DATAWATCH CORP
filed 2002-12-26
CIK 792130

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002 OR

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

                                175 CABOT STREET
                                    SUITE 503
                           LOWELL, MASSACHUSETTS 01854
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)
                        TELEPHONE NUMBER: (978) 441-2200

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [_]   No [X]

    Aggregate market value of voting stock held by non-affiliates: $6,200,395 (computed by reference to the last sales price of such common stock on December 19, 2002 as reported in the National Association of Security Dealers consolidated trading index).

     Number of shares of common stock outstanding at December 19, 2002:
2,595,246

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2002. Portions of such Proxy Statement are incorporated by reference in Part III of this report.
================================================================================

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

PRODUCTS

MONARCH - Datawatch is best known for its popular desktop report mining and business intelligence application called Monarch. More than 400,000 copies of Monarch have been sold, with localized versions in English, French, German and Spanish. Monarch transforms structured text files (reports, statements, etc.) into a live database that users can sort, filter, summarize, graph and export to other applications such as Microsoft Corporation's Excel or Access. Monarch Professional Edition lets users extract and work with data in HTML files, databases, spreadsheets and ODBC sources as well as reports. The Company's Redwing product lets users extract text and tables from Adobe PDF documents.

MONARCH DATA PUMP - Monarch Data Pump is a unique data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of existing reports in a variety of formats, including Excel, via email.

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

Q|SERVICE MANAGEMENT - Q|Service Management ("Q|SM") is a fully internet-enabled IT support solution that can scale from a basic help desk system to a full service center solution that incorporates workflow and network management capabilities and provides web access to multiple databases while enabling customers to interact via a standard browser. Q|SM, a market leader in Europe, also provides advanced service level management capabilities, integrated change management features, business process automation tools and one of the industry's easiest to learn and use interfaces.

VISUAL HELP DESK - Visual Help Desk, developed and marketed by Datawatch's Auxilor subsidiary, leverages the IBM Lotus Domino platform to provide a 100% web-based help desk and call center solution. Cost effective and easy to deploy, Visual Help Desk is an enterprise-wide support solution that supports an organization's existing IT infrastructure. Visual Help Desk has the additional ability to utilize XML-based Web Services as well as the ability to integrate directly with IBM enterprise applications.

VORTEXML - VorteXML software quickly and easily converts any structured text output generated from any system into valid XML for web services and more using any DTD or XDR schema without programming. VorteXML dramatically speeds up and reduces the cost of enabling current applications for web services, implementing enterprise XML systems, putting legacy output on the web (including bill presentment), and more. The VorteXML solution suite is comprised of two powerful software products that work together: VORTEXML DESIGNER, a desktop tool that provides users a visual interface that allows users to extract, transform and map data from existing text documents into XML without programming; and VORTEXML SERVER, a scalable, high-volume server that automates the extraction and conversion of text documents into XML.

PRICING

      The Company's desktop products are sold under single and multi-user licenses. A single user license for Monarch Standard Edition is priced at $635. Multi-user licenses for Monarch Standard Edition are priced at $250 to $399 per user, depending upon the number of users. A single user license for Monarch Professional Edition is priced at $765. Multi-user licenses for

Monarch Professional Edition are priced at $375 to $529 per user, depending upon the number of users. A single user license for Monarch Data Pump Personal Edition is priced at $2,495 and Monarch Data Pump Server is typically priced at $7,500 per server. A single user license for VorteXML Designer is priced at $599 and VorteXML Server is typically priced at $7,999 per server. A single user license for Redwing is priced at $579. A five-user license is priced at $2,199.

      The Company's report enterprise and service center products are sold under server-based licenses in addition to named-user and concurrent-user licenses. An entry-level Monarch|ES system is priced at approximately $50,000. Typical configurations are priced in the range of $65,000 to $250,000. An entry-level Q|SM system is priced at approximately $35,000. Typical configurations sell in the range of $35,000 to $250,000. An entry-level Visual Help Desk system is less than $10,000. Typical configurations are priced in the range of $10,000 to $40,000. Maintenance agreements, training and implementation services are sold separately.

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

      Datawatch warrants the physical disk media and printed documentation for its products to be free of defects in material and workmanship for a period of 30 to 90 days from the date of purchase depending on the product. Datawatch also offers a 30 day money-back guarantee on certain of its products sold directly to end-users. Under the guarantee, customers may return purchased products within the 30 days for a full refund if they are not completely satisfied. To date, the Company has not experienced any significant product returns under its money-back guarantee.

      During fiscal 2002, one distributor represented approximately 18% of the Company's total revenue. No other customer accounted for more than 10% of the Company's total revenue in fiscal 2002. Datawatch's revenues from outside of the U.S. are primarily the result of sales through the direct sales force of its wholly owned subsidiary, Datawatch International Limited and its subsidiaries ("Datawatch International") and through international resellers. Such international sales represented approximately 42%, 47% and 43% of the Company's total revenue for fiscal 2002, 2001 and 2000, respectively. See Note 12 to Consolidated Financial Statements which appear elsewhere in this Annual Report on Form 10-K.

RESEARCH AND DEVELOPMENT

       The Company believes that timely development of new products and enhancements to its existing products is essential to maintain strong positions in its markets. Datawatch intends to continue to invest sizeable effort in research and product development, particularly in the area of computing technology trends and the Internet. The Company's product development efforts are primarily focused on the Monarch|ES, Q|Service Management ("Q|SM"), and Visual Help Desk products and their related core technologies. Additional efforts are devoted to the expansion of the feature set of the Monarch product and enhancing the functionality of its XML tool, VorteXML, which automates the process of generating XML output from reports or structured text input.

      Datawatch's product development efforts are conducted through in-house software development engineers and by external developers. External developers are compensated either through royalty or commission payments based on product sales levels achieved or under contracts based on services provided. Datawatch has established long-term relationships with several development engineering firms, providing flexibility, stability and reliability in its development process.

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

      Other Datawatch products have been developed through in-house software development or by independent software engineers hired under contract. Datawatch maintains source code and full product control for these products, which include the Monarch Data Pump (Personal and Server Editions), Monarch|ES, Q|SM, and Visual Help Desk products.

BACKLOG

      The Company's software products are generally shipped within three business days of receipt of an order. Accordingly, the Company does not believe that backlog for its products is a meaningful indicator of future business. The Company does maintain a backlog of services related to its Monarch|ES, Q|SM, and Visual Help Desk business. While this services backlog will provide future revenue to the Company, the Company believes that it is not a meaningful indicator of future business.

COMPETITION

      The software industry is highly competitive and is characterized by rapidly changing technology and evolving industry standards. Datawatch competes with a number of companies including BMC Software, Actuate Corporation, Quest Software Inc. and others that have substantially greater financial, marketing and technological resources than the Company. Competition in the industry is likely to intensify as current competitors expand their product lines and as new competitors enter the market.

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

EMPLOYEES

      As of December 20, 2002, Datawatch had 91 full-time and 8 contract or temporary employees, including 33 engaged in marketing, sales, and customer service; 28 engaged in product consulting, training and technical support; 12 engaged in product management, development and quality assurance; 23 providing general, administrative, accounting, and IT functions; and 3 engaged in software production and warehousing.

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

ITEM 2.  PROPERTIES
-------------------

      The Company is currently headquartered in 20,492 square feet of leased office space in Lowell, Massachusetts. The lease expires in January 2006. In addition, the Company's Auxilor subsidiary leases 1,816 square feet of office space in Torrance, California with a lease expiration in September 2004. The Company maintains small offices in the United Kingdom, Germany, France and Australia.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

      The Company is not a party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      No matters were submitted to a vote of the Registrant's security holders during the last quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The names, ages and titles of the executive officers of the Company as of December 19, 2002 are as follows:

Robert W. Hagger         54    President, Chief Executive Officer and Director
John H. Kitchen, III     47    Senior Vice President of Desktop & Server
                               Solutions and Secretary
H. Calvin G. MacKay      58    Senior Vice President for Enterprise Software
Alan R. MacDougall       54    Vice President of Finance, Chief Financial
                               Officer, Treasurer and Assistant Secretary

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

      JOHN H. KITCHEN, III, Senior Vice President of Desktop & Server Solutions and Secretary. Mr. Kitchen assumed the position of Senior Vice President of Desktop & Server Solutions on July 9, 2001. Prior thereto, and since July 2000, Mr. Kitchen was the Company's Vice President of Marketing. Prior to July 2000, and since March 1998, Mr. Kitchen was the Company's Director of Marketing. Prior to that, Mr. Kitchen was a marketing consultant to the Company.

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

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
---------------------------------------------------------------------------
MATTERS
-------

      The Registrant's common stock is listed and traded on the Nasdaq SmallCap Market under the symbol DWCH. The range of high and low prices during each fiscal quarter for the last two fiscal years is set forth below:

                For the Year Ended Common Stock
                September 30, 2002  High    Low
                ---------------------------------
                4th Quarter         4.000   2.050
                3rd Quarter         4.190   2.040
                2nd Quarter         2.900   1.180
                1st Quarter         2.500   1.050

                For the Year Ended Common Stock
                September 30, 2001  High    Low
                ---------------------------------
                4th Quarter         2.610   1.000
                3rd Quarter         3.915   1.620
                2nd Quarter         6.751   1.688
                1st Quarter         7.032   1.266

      There are approximately 156 shareholders of record as of December 19, 2002. The Company believes that the number of beneficial holders of common stock exceeds 2,000. The last reported sale of the Company's common stock on December 19, 2002 was at $3.14.

      The Company has not paid any cash dividends and it is anticipated that none will be declared in the foreseeable future. The Company intends to retain future earnings, if any, to provide funds for the operation, development and expansion of its business.

      The information set forth under the caption "Equity Compensation Plans" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2002 is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

      In fiscal 2001, the Company sold its wholly owned subsidiary, Guildsoft Limited ("Guildsoft"). Guildsoft was a component of the Company with clearly distinguishable operations and cash flows. Guildsoft's activities are now entirely eliminated from ongoing operations and the Company has no continuing involvement with Guildsoft's operations. As a result, the Company has presented Guildsoft as a discontinued operation in all periods presented herein.

      During the fourth quarter of fiscal 2001, the Company approved and completed a corporate-wide restructuring plan in an effort to reduce costs and centralize administrative operations. The restructuring plan resulted in charges of approximately $763,000 for severance benefits and related costs for 42 terminated employees. Of these charges, $377,000 was paid during fiscal 2001 with the balance of $386,000 accrued as of September 30, 2001. During fiscal 2002 an additional $217,000 was paid leaving a balance of $169,000 accrued as of September 30, 2002, which is expected to be fully paid by January 2005. During the second quarter of fiscal 2002, the Company approved and completed an additional restructuring undertaken to further improve efficiencies and reduce costs, which resulted in an additional restructuring charge of approximately $88,000 for severance benefits and related costs for 4 terminated employees. These charges were fully paid during fiscal 2002.

      In November 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board released EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF 01-9 requires that certain amounts paid by a vendor for advertising and marketing to a customer be recorded as a reduction of revenue, when certain conditions are met. The Company previously accounted for payments of this type to certain distributors as marketing expenses. The Company has adopted EITF 01-9 in 2002, and, as required, reclassified these payments as a reduction of revenue in all periods presented herein. The amounts reclassified from marketing expenses to a reduction in revenue in 2002, 2001, and 2000 approximated $77,000, $81,000 and $105,000, respectively.

      The following table sets forth selected consolidated financial data of the Company for the periods indicated. The selected consolidated financial data for and as of the end of the years in the five-year period ended September 30, 2002 are derived from the Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes which appears elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data
Years Ended September 30,                   2002             2001              2000             1999               1998
                                        ------------     ------------      ------------      ------------      ------------
Revenue
   PC-based Products                    $ 19,440,743     $ 18,321,251      $ 22,368,637      $ 23,552,764      $ 22,299,352
   Macintosh-based Products                       --               --                --                --           172,254
                                        ------------     ------------      ------------      ------------      ------------
Total Revenue                             19,440,743       18,321,251        22,368,637        23,552,764        22,471,606

Costs and Expenses                        18,499,009       23,638,923        23,329,304        27,723,971        32,782,443
                                        ------------     ------------      ------------      ------------      ------------

Income (Loss) from Operations                941,734       (5,317,672)         (960,667)       (4,171,207)      (10,310,837)

Gain on Sale of Product Line                      --               --                --                --        15,431,253
                                        ------------     ------------      ------------      ------------      ------------

Income (Loss) from
    Continuing Operations                    846,379       (5,385,051)       (1,002,097)       (3,716,637)        4,882,807

Discontinued Operations
   Income (Loss) from Guildsoft
     operations, net                              --         (143,856)           12,468          (130,544)         (178,811)
   Gain on sale of Guildsoft                  17,096          413,013                --                --                --
                                        ------------     ------------      ------------      ------------      ------------
Income (Loss) from
   Discontinued Operations                    17,096          269,157            12,468          (130,544)         (178,811)

Net Income (Loss)                       $    863,475     $ (5,115,894)     $   (989,629)     $ (3,847,181)     $  4,703,996
                                        ============     ============      ============      ============      ============

Income (Loss) from Continuing
   Operations per Common Share:
      Basic                             $       0.33     $      (2.24)     $      (0.49)     $      (1.83)     $       2.42
      Diluted                           $       0.31     $      (2.24)     $      (0.49)     $      (1.83)     $       2.36

Net Income (Loss) per Common Share:
      Basic                             $       0.34     $      (2.13)     $      (0.48)     $      (1.89)     $       2.33
      Diluted                           $       0.32     $      (2.13)     $      (0.48)     $      (1.89)     $       2.27

Balance Sheet Data
  September 30,                             2002             2001              2000              1999              1998
                                        ------------     ------------      ------------      ------------      ------------


Total Assets                            $  9,454,466     $  9,423,894      $ 13,572,817       $ 14,780,755     $ 18,332,215
Working Capital                            2,022,702          596,136         4,339,237          4,838,234        8,503,428
Long-Term Obligations                         12,795          126,121                --                354           44,190
Shareholders' Equity                       4,060,212        2,985,289         6,866,891          7,817,707       11,636,482

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

GENERAL

      Datawatch is engaged in the design, development, manufacture, marketing, and support of business computer software primarily for the Windows-based market. Its products address the enterprise reporting, business intelligence, data replication and help desk markets.

      Datawatch's principal products are: Monarch, a report mining and business intelligence application that lets users extract and manipulate data from ASCII report files or HTML files produced on any mainframe, midrange, client/server or PC system; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; Monarch|ES, a web-enabled business information portal, allows an organization to quickly deliver business intelligence and decision support derived from existing reporting systems with no new programming or report writing; Q|Service Management ("Q|SM"), a fully internet-enabled IT support solution that incorporates workflow and network management capabilities and provides web access to multiple databases via a standard browser; Visual Help Desk, a web-based help desk and call center solution operating on the IBM Lotus Domino platform, acquired in the Auxilor, Inc. transaction described below; VorteXML, a data transformation product for the emerging XML market that easily and quickly converts structured text output from any system into valid XML for web services and more using any DTD or XDR schema without programming; and Redwing , a plug-in for Adobe Acrobat that lets users extract text and tables from Adobe PDF documents.

      On October 16, 2002, Datawatch acquired 100% of the shares of Auxilor, Inc., in exchange for $127,000 in cash and 14,764 shares of Datawatch common stock valued at approximately $50,000. The purchase agreement also includes an earn-out clause, which provides for a cash payout equal to 10% of the sales of Auxilor products in fiscal 2003. Due to the timing of the acquisition, Visual Help Desk, as an Auxilor product, is not included in the results of operations and financial data for the fiscal year ended September 30, 2002.

CRITICAL ACCOUNTING POLICIES

In the preparation of financial statements and other financial data, management applies certain accounting policies to transactions that, depending on choices made by management, can result in various outcomes. In order for a reader to understand the following information regarding the financial performance and condition of the Company, an understanding of those accounting policies is important. The Company's accounting policies are set forth in the Notes to our Consolidated Financial Statements, which are included in Item 14. Certain of those policies are comparatively more important to our financial results and condition than others. The policies that we believe are most important for a reader's understanding of the financial information are described below.

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

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

      The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, VorteXML and Redwing sold directly to end-users, include a guarantee under which such customers may return products within 30 to 60 days for a full refund. The Company offers its distributors the ability to return obsolete versions of its products and slow-moving products for refund or credit. Reserves are provided for potential returns under these arrangements based upon historical experience and anticipated exposures. Returns reserves are primarily calculated by accruing a fixed amount each period, assessing the level of the reserve at the end of the period against anticipated returns and adjusting the reserve as needed. During the year ended September 30, 2002, $255,000 was accrued for the returns reserve and approximately $215,000 in returns were applied against the reserve. This compares to $300,000 accrued for the returns reserve and approximately $429,000 in returns applied against the returns reserve for the year ended September 30, 2001. At September 30, 2002, the returns reserve was approximately $285,000, with 70% related to specific accounts, as compared to approximately $246,000, with 62% related to specific accounts, at September 30, 2001.

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on our financial position and results of operations. The Company recorded provisions for doubtful accounts of $48,000, $266,000 and $147,000 for the years ended September 30, 2002, 2001 and 2000, respectively, which have been included in our statements of operations. As of September 30, 2002 and 2001, we recorded allowances for bad debts of $259,000 and $317,000, respectively.

Capitalized Software Development Costs

      The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. For the years ended September 30, 2002, 2001, and 2000, the Company capitalized software development costs and purchased software totaling $272,000, $803,000 and $197,000, respectively. For the years ended September 30, 2002, 2001, and 2000 the Company capitalized $0, $496,000 and $0 of software development costs, respectively. For the years ended September 30, 2002, 2001 and 2000, the Company purchased and capitalized software amounting to approximately $272,000, $307,000, and $197,000, respectively. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), generally 12 to 36 months. For the years ended September 30, 2002, 2001 and 2000, amortization of these costs was approximately $394,000, $358,000 and $337,000, respectively.

Foreign Currency Translations

      Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at rates in effect at each balance sheet date. Revenues, expenses and cash flows are translated into U.S. dollars at average rates prevailing when transactions occur. The related translation adjustments are reported as a separate component of shareholders' equity under the heading "Accumulated Other Comprehensive Income (Loss)." Accumulated other comprehensive loss reported in the consolidated balance sheets consists only of foreign currency translation adjustments. At September 30, 2002 and September 30, 2001, the accumulated foreign currency translation loss totaled approximately $516,000 and $613,000, respectively. The Company does not currently engage in foreign currency hedging activities.

RESULTS OF OPERATIONS

               FISCAL YEAR ENDED SEPTEMBER 30, 2002 AS COMPARED TO
               ---------------------------------------------------
                      FISCAL YEAR ENDED SEPTEMBER 30, 2001
                      ------------------------------------

      Revenue from continuing operations for the fiscal year ended September 30, 2002 was $19,441,000 which represents an increase of $1,120,000 or approximately 6% from revenue of $18,321,000 for the fiscal year ended September 30, 2001. For fiscal 2002 Monarch, Q|SM, and Monarch|ES sales accounted for 59%, 26% and 15% of total revenue, respectively, as compared to 54%, 30% and 16%, respectively, for fiscal 2001.

      Software license revenue for the fiscal year ended September 30, 2002 was $13,814,000 or approximately 71% of total revenue, as compared to $12,754,000 or approximately 70% of total revenue for the fiscal year ended September 30, 2001. This represents an increase of $1,060,000 or approximately 8% from fiscal 2001 to fiscal 2002. In fiscal 2002, Monarch family license sales (including Data Pump, VorteXML and Redwing) increased by $1,545,000 or 17% when compared to fiscal 2001, which accounts for an increase of approximately 12% in total software license revenue. Monarch software license sales to the Company's two largest distributors increased by 56% in fiscal 2002, as compared to fiscal 2001, which accounts for the increase in Monarch license revenue. The increase in Monarch license sales was partially offset by decreases in Monarch|ES and Q|SM license sales of $361,000 and $123,000, or approximately 19% and 8%, respectively, when compared to fiscal 2001, which account for a decrease in total software license revenue of approximately 4%. The Company attributes the decreases in Monarch|ES and Q|SM sales to a reduction in corporate spending on high-ticket software solutions due to an uncertain worldwide economy and continuing reactions to the events of September 11, 2001 and ongoing concerns regarding the possible effects of war and terrorism.

      Maintenance and services revenue for the fiscal year ended September 30, 2002 was $5,627,000 or approximately 29% of total revenue, as compared to $5,567,000 or approximately 30% of total revenue for the fiscal year ended September 30, 2001. This represents an increase of $60,000 or approximately 1% from fiscal 2001 to fiscal 2002. This increase is primarily attributable to an increase in Monarch|ES maintenance and services sales of $186,000 or approximately 18%, which accounts for an increase of approximately 3% in total maintenance and services revenue. This was partially offset by a decreases in Q|SM and Monarch maintenance and services sales of $108,000 and $19,000 or approximately 3% and 2%, respectively, which account for a decrease of 2% in total maintenance and services revenue.

      Cost of software licenses for the fiscal year ended September 30, 2002 was $2,795,000 or approximately 20% of software license revenues, as compared to $3,062,000 or approximately 24% of software license revenues for the fiscal year ended September 30, 2001. This decrease of $267,000 is primarily attributable to a fiscal 2001 charge of $265,000 in additional royalties expense which resulted from refinement of the Company's estimated royalty obligations.

      Cost of maintenance and services for the fiscal year ended September 30, 2002 was $2,679,000 or approximately 48% of maintenance and service revenues, as compared to $3,565,000 or approximately 64% of maintenance and service revenues, for the fiscal year ended September 30, 2001. This decrease of $886,000 is primarily attributable to the reductions in services headcount and related expenses resulting from the restructuring plans implemented in the fourth quarter of fiscal 2001 and the second quarter of fiscal 2002, and a reduction in the expenses for third-party consultants hired to supplement the employee workforce in the performance of revenue generating consulting services during periods of excess demand. The realized cost savings from the reduction in headcount and related expenses was $676,000, or 76% of the decrease, and $167,000, or 19% of the decrease, was from the reduction in the expenses for third-party consultants.

      Sales and marketing expenses were $6,897,000 for the fiscal year ended September 30, 2002, which represents a decrease of $1,578,000, or approximately 19%, from $8,475,000 for the fiscal year ended September 30, 2001. This decrease is attributable to reduced marketing expenses for direct mail campaigns and trade shows, and reductions in headcount and related expenses resulting from the restructuring plan implemented in the fourth quarter of fiscal 2001, partially offset by an increase in other sales and marketing expenses. The realized cost savings from reduced expenses for direct mail campaigns and tradeshows was $1,056,000. Savings of $585,000 were realized from the reduction in marketing and sales headcount and related expenses.

      Engineering and product development expenses were $1,276,000 for the fiscal year ended September 30, 2002, which represents a decrease of $726,000 or approximately 36% from $2,002,000 for the fiscal year ended September 30, 2001. This decrease is primarily attributable to reduced expenses for maintenance of the older versions of the Company's help desk and asset management products by external developers and reduced headcount and related expenses resulting from the restructurings which took place in the fourth quarter of fiscal 2001 and the second quarter of fiscal 2002. The realized cost savings from the reduction in expenses for the maintenance of the help desk and asset management products was $390,000, or 54% of the decrease, and $297,000, or 41% of the decrease, was from the reduction in headcount and related expenses. During fiscal 2002, the Company capitalized $272,000 in purchased software and software development costs. This compares to $803,000 capitalized in fiscal 2001. The higher amount in capitalized costs in fiscal 2001,as compared to fiscal 2002, is due to the development of the Q|SM product and a new major version of Monarch|ES developed and released during fiscal 2001.

      General and administrative expenses were $4,764,000 for the fiscal year ended September 30, 2002, which represents a decrease of $1,008,000 or approximately 17% from $5,772,000 for the fiscal year ended September 30, 2001. This decrease is primarily attributable to the reductions in headcount and related expenses resulting from the restructuring plans implemented during the fourth quarter of fiscal 2001, savings in professional services expenses provided by non-related companies, and reduced bad debt expense. The realized cost savings from savings in professional services expense was $404,000, or 40% of the decrease, while $332,000, or 33% of the decrease, was from the reduction in headcount and related expenses, and $82,000, or 8% of the decrease, was due to reduced bad debt expense.

      As a result of the foregoing, the gain from continuing operations for the year ended September 30, 2002 was $846,000, which compares to a loss from continuing operations of $5,385,000 for the year ended September 30, 2001. The Company recorded a benefit for income taxes of $25,000 in fiscal 2001 due to tax refunds received in the year. In fiscal 2002, no benefit or provision for income taxes was recorded due to the availability of loss carryforwards for which valuation allowances had previously been provided. At September 30, 2002, the Company had federal tax loss carryforwards available to offset future taxable income of approximately $7 million; a full valuation reserve has been established against these assets as uncertainty continues to exist regarding the Company's ability to generate sufficient future taxable income for the utilization of these losses.

      In September 2001, Datawatch sold the operations of Guildsoft Limited, a United Kingdom distribution subsidiary, to a third party. The sale resulted in gross proceeds of approximately $1,179,000 and a gain of approximately $413,000. The operations of Guildsoft Limited have been reflected as a discontinued operation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 (See Notes 1 and 2 of the Consolidated Financial Statements included elsewhere herein). Income from discontinued operations for the year ended September 30, 2002 was $17,000 which compares to income from discontinued operations of $269,000 for the year ended September 30, 2001. Income for discontinued operations in 2002 was the result of the finalization of the sales price for Guildsoft with the buyer and additional proceeds received by the Company.

      Net income for the year ended September 30, 2002 was $863,000, which compares to a net loss of $5,116,000 for the year ended September 30, 2001.


               FISCAL YEAR ENDED SEPTEMBER 30, 2001 AS COMPARED TO
               ---------------------------------------------------
                      FISCAL YEAR ENDED SEPTEMBER 30, 2000
                      ------------------------------------

      Revenue from continuing operations for the fiscal year ended September 30, 2001 were $18,321,000 which represents a decrease of $4,048,000 or approximately 18%, from revenue of $22,369,000 for the fiscal year ended September 30, 2000. For fiscal 2001 Monarch, Q|SM and Monarch|ES sales accounted for 54%, 30% and 16% of total revenue, respectively, as compared to 55%, 30%, and 15%, respectively, for fiscal 2000.

      Software license revenue for the fiscal year ended September 30, 2001 was $12,754,000 or approximately 70% of total revenue, as compared to $16,849,000 or approximately 75% of total revenue for the fiscal year ended September 30, 2000. This represents a decrease of $4,095,000 or approximately 24% from fiscal 2000 to fiscal 2001. In fiscal 2001, Monarch family license sales (including Data Pump, VorteXML and Redwing) decreased by $2,562,000 or 22% when compared to fiscal 2000, which accounts for an decrease of approximately 15% in total software license revenue. Monarch family software license sales to the Company's largest distributor decreased by approximately 40% during the fiscal year ended September 30, 2001, even though sales of the product by this distributor increased by approximately 4% during this period. Decreasing sales to this distributor accounted for a decrease of approximately 14% in Monarch family software license revenues and a decrease in total software license revenues of approximately 10%. Also, revenues for the fiscal year ended September 30, 2000 include a one-time sale of paid-up Monarch OEM licenses totaling $520,000. This accounts for a decrease in Monarch family software license revenues of approximately 4% and a decrease in total software license revenues of approximately 3%. The Company attributes the balance of the decrease in Monarch family product revenue to a reduction in corporate spending due to a weaker worldwide economy in fiscal 2001 as compared to fiscal 2000. Q|SM and Monarch|ES software license revenues decreased by $891,000 and $643,000, or approximately 36% and 25%, respectively, from fiscal 2000 to fiscal 2001. The Company attributes the decreases in Q|SM and Monarch|ES license revenues to a reduction in corporate spending due to a weaker worldwide economy in fiscal 2001 as compared to fiscal 2000.

      Maintenance and services revenue for the fiscal year ended September 30, 2001 was $5,567,000 or approximately 30% of total revenue, as compared to $5,519,000 or approximately 25% of total revenue for the fiscal year ended September 30, 2000. This represents an increase of $48,000 or approximately 1% from fiscal 2000 to fiscal 2001. This increase is primarily attributable to increases in Monarch|ES and Monarch maintenance and services sales of $389,000 and $171,000 or approximately 58% and 29%, respectively, which account for an increase of approximately 10% in total maintenance and services revenue. This was offset by a decrease in Q|SM maintenance and services sales of $511,000, or approximately 12%, which accounts for a decrease of 9% in total maintenance and services revenue. The Company attributes the decrease in Q|SM maintenance and services revenues to a reduction in corporate spending due to a weaker worldwide economy in fiscal 2001 as compared to fiscal 2000.

      Cost of software licenses for the fiscal year ended September 30, 2001 was $3,062,000 or approximately 24% of software license revenue as compared to $3,171,000, or approximately 19% of software license revenue, for the fiscal year ended September 30, 2000. During the fourth quarter of fiscal 2001 the Company recorded an amount of $265,000 in additional royalties expense resulting from refinement of the Company's estimated royalty obligations. Additionally, there was an increase of $187,000 in the cost of software licenses for Monarch|ES, resulting primarily from increased royalties and amortization of capitalized development and purchased software costs in fiscal 2001 as compared to fiscal 2000. Together the increases in Monarch royalty expense and Monarch|ES cost of software licenses account for a 4% increase in the cost of software licenses as a percentage of software license revenue.

      Cost of maintenance and services for the fiscal year ended September 30, 2001 was $3,565,000 or approximately 64% of maintenance and service revenue, as compared to $3,984,000, or approximately 72% of maintenance and service revenue, for the fiscal year ended September 30, 2000. This decrease of $419,000 is attributable to decreased headcount and related expenses for consulting and technical support personnel in fiscal 2001 compared to fiscal 2000.

      Sales and marketing expenses were $8,475,000 for the fiscal year ended September 30, 2001, which represents an increase of $319,000 or approximately 4% from $8,156,000 for the fiscal year ended September 30, 2000. This increase is attributable to increased direct mail expenses of $342,000 related to the marketing of Monarch, partially offset by a small decrease in other marketing expenses.

      Engineering and product development expenses were $2,002,000 for the fiscal year ended September 30, 2001, which represents an increase of $165,000 or approximately 9% from $1,837,000 for the fiscal year ended September 30, 2000. During fiscal 2001, the company capitalized $803,000 in purchased software and software development costs. This compares to $197,000 capitalized in fiscal 2000. Both the increase in engineering and product development expenses and the increase in capitalized costs are the result of the development of the Q|SM product and a new major version of Monarch|ES.

      General and administrative expenses were $5,772,000 for the fiscal year ended September 30, 2001, which represents a decrease of $409,000 or approximately 7% from $6,181,000 for the fiscal year ended September 30, 2000. This decrease is attributable to a decrease in international general and administrative expenses of $482,000, or approximately 19%. This was partially offset by a 2% increase in domestic general and administrative expenses.

      As a result of the foregoing the Company recorded a loss from continuing operations for the fiscal year ended September 30, 2001 of $5,385,000, which compares to a loss from continuing operations of $1,002,000 for the fiscal year ended September 30, 2000. The Company recorded a benefit for income taxes of $25,000 in fiscal 2001 due to tax refunds received in the year. In fiscal 2000, no benefit for income taxes was recorded owing to the Company's conclusion that the realization of its net operating loss carryforwards was unlikely to occur.

      In September 2001, Datawatch sold the operations of Guildsoft Limited, a United Kingdom distribution subsidiary, to a third party. The sale resulted in gross proceeds of approximately $1,179,000 and a gain of approximately $413,000. The operations of Guildsoft Limited have been reflected as a discontinued operation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 (See Notes 1 and 2 of the Consolidated Financial Statements included elsewhere herein). Income from discontinued operations for the year ended September 30, 2001 was $269,000 which compares to income from discontinued operations of $12,000 for the year ended September 30, 2000.

      Net loss for fiscal 2001 was $5,116,000, which compares to a net loss of $990,000 for fiscal 2000.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

      The Company leases various facilities, equipment and automobiles in the U.S. and overseas under noncancelable operating leases which expire through 2006. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $810,000, $906,000 and $912,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

As of September 30, 2002, minimum rental commitments under noncancelable operating leases are as follows:

     Year Ending September 30,
     2003                                             $  643,955
     2004                                                419,989
     2005                                                364,110
     2006                                                119,784
     Thereafter                                              --
                                                      ----------
     Total minimum lease payments                     $1,547,838
                                                      ==========

      The Company is also committed to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $1,802,000, $1,925,000 and $1,894,000 for the years ended September 30, 2002, 2001 and 2000, respectively. The Company is not obligated to pay any minimum royalty amounts.

      On October 16, 2002, the Company acquired 100% of the shares of Auxilor, Inc. The purchase agreement includes an earn-out clause, which provides for a cash payout equal to 10% of the sales of Auxilor products in fiscal 2003. In addition, Auxilor has the following rental commitments under noncancelable operating leases:

     Year Ending September 30,
     2003                                                $ 53,974
     2004                                                  53,611
     2005                                                   4,184
     Thereafter                                                --
                                                         --------
     Total minimum lease payments                        $111,769
                                                         ========

LIQUIDITY AND CAPITAL RESOURCES

      The Company had net income of $863,000 for the year ended September 30, 2002 as compared to the significant net losses in each of the prior two years. In addition, during fiscal 2002 approximately $3,072,000 of cash was provided by the Company's operations as compared to approximately $388,000 and $156,000 of cash used in operations during fiscal 2001 and 2000, respectively. During the fourth quarter of the fiscal year ended September 30, 2001 and the second quarter of the fiscal year ended September 30, 2002, management took a series of steps to reduce operating expenses and to restructure operations in response to the net losses. See Note 3 to the Consolidated Financial Statements included elsewhere herein for a further discussion of the reductions in the workforce as well as other restructuring actions taken to reduce operating expenses.

      As of September 30, 2002 and 2001 the Company had two line-of-credit agreements, one domestic and the other international, with a single bank (the "credit lines"). At September 30, 2002 the Company had no borrowings outstanding against the credit lines. At September 30, 2001 the company had outstanding borrowings against the credit lines of $635,000. Borrowings under the credit lines bore interest at the bank's prime rate plus 2% (6.75%) at September 30, 2002 and prime plus 1% (7%) at September 30, 2001, and were collateralized by substantially all assets of the Company. The credit lines contain customary covenants which require, among other items, the Company maintain a minimum level of consolidated tangible net worth. As of September 30, 2002, the Company had no borrowings outstanding and approximately $507,000 in available borrowing under the lines.

      On November 15, 2002, the Company renewed the domestic bank line-of-credit for a period to expire on October 29, 2003 under similar terms and conditions except that the credit line will bear interest at the bank's prime rate plus 3/4%. The Company has no plans to renew or extend its international credit line which expired October 1, 2002. The renewed domestic credit line provides for maximum borrowings of the lesser of $1,500,000 or 70% of defined eligible receivables.

      Management believes that by continuing to control operating expenses and capital expenditures and with the borrowings available under its line of credit, the Company will have sufficient liquidity through at least September 30, 2003 to fund its cash requirements.

      Management believes that the Company's current operations have not been materially impacted by the effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements provide guidance on how to account for the acquisition of businesses and intangible assets, including goodwill, which arise from such activities. The Company adopted SFAS No. 141 in 2001 and No. 142 in 2002. Adoption of these pronouncements did not have a significant effect on the Company's consolidated financial statements.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted this standard in 2001. Adoption did not have a material effect on income from continuing operations or on the Company's financial position. In accordance with SFAS No. 144, the disposition of Guildsoft has been treated as a discontinued operation and all periods presented have been restated to reflect that treatment.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements SFAS Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 will impact how companies account for sale-leaseback transactions and how gains or losses on debt extinguishments are presented in financial statements. The Company will adopt

SFAS No. 145 in 2003. The Company does not expect that adoption will have a significant impact on results of operations or financial position.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities." SFAS No. 146 will impact how companies account for costs incurred with exit activities, such as employee severance and facility closure costs. The Company will adopt SFAS No. 146 in 2003. The Company is currently evaluating the effect of adoption.

      In November 2001, the Emerging Issues Task Force ("EITF") of the FASB released EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF 01-9 requires that certain amounts paid by a vendor for advertising and marketing to a customer be recorded as a reduction of revenue, when certain conditions are met. The Company previously accounted for payments of this type to certain distributors as marketing expenses. The Company has adopted EITF 01-9 in 2002, and, as required, reclassified these payments as a reduction of revenue in all periods presented in the accompanying consolidated statements of operations. The amounts reclassified from marketing expenses to a reduction in revenue in 2002, 2001, and 2000 approximated $77,000, $81,000 and $105,000, respectively.

RISK FACTORS

      The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K that are not historical facts (including, but not limited to statements contained in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Annual Report on Form 10-K relating to liquidity and capital resources) may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward looking-statements, which speak only as of the date they are made. The Company disclaims any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in the Company's expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below and within this Annual Report on Form 10-K, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. The following discussion of the Company's risk factors should be read in conjunction with the financial statements contained herein and related notes thereto. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

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

In a weakened economy, the Company cannot be assured that it will be able to effectively promote future growth in its software and services revenues or maintain profitability.

Dependence on Principal Products

      In fiscal 2002, Monarch, Q|Service Management, and Monarch|ES accounted for approximately 59%, 26% and 15%, respectively, of the Company's total revenue. The Company is wholly dependent on the Monarch, Q|Service Management, and Monarch|ES products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

International Sales

      In 2002, 2001 and 2000, international sales accounted for approximately 42%, 47% and 43%, respectively, of the Company's total revenue. The Company anticipates that international sales will continue to account for a significant percentage of its total revenue. A significant portion of the Company's total revenue will therefore be subject to risks associated with international sales, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company's intellectual property overseas, seasonality of sales and potentially adverse tax consequences.

Acquisition Strategy

      As evidenced by its October 2002 acquisition of Auxilor, Inc., the Company continues to address the need to develop new products, in part, through the acquisition of other companies. Acquisitions involve numerous risks including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. Achieving and maintaining the anticipated benefits of an acquisition will depend in part upon whether the integration of the companies' business is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries.

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

Competition in the PC Software Industry

      The software market for personal computers is highly competitive and characterized by continual change and improvement in technology. Several of the Company's existing and potential competitors, including BMC Software, Actuate Corporation, Quest Software Inc., and others, have substantially greater financial, marketing and technological resources than the Company. No assurance can be given that the Company will have the resources required to compete successfully in the future.

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

Transfer of Common Stock Listing

      On March 30, 2001 the Company announced that it had received a notice from The Nasdaq Stock Market, Inc. that the Company's Common Stock failed to comply with the $1.00 minimum bid price requirement for continued listing on The Nasdaq National Market as set forth in marketplace Rule 4450(a)(5), and that the Company's Common Stock was, therefore, subject to delisting from The Nasdaq National Market. Management presented the Company's plan to regain compliance with the minimum bid price requirement to the Nasdaq Listing Qualifications Panel and, on May 30, 2001, the Listing Qualifications Panel's notified the Company that it had determined to continue listing the Company's common stock on the Nasdaq National Market, provided that on or before July 31, 2001, the Company's Common Stock evidenced a closing bid price of at least $1.00 per share and, immediately thereafter, a closing bid price of at least $1.00 for a minimum of ten consecutive trading days and that the Company remained in compliance with all other requirements for continued listing on The Nasdaq National Market. Effective as of the close of business on July 23, 2001 the Company effected a 1-for-4.5 reverse stock split which resulted in compliance with the $1.00 per share minimum bid price requirement for the Company's common stock.

      In January 2002, the Company received a notice from the Nasdaq Stock Market, Inc. that it was not in compliance with the $4 million net tangible asset requirement for continued listing on The Nasdaq National Market and, in response, the Company applied for listing of its Common Stock on The Nasdaq SmallCap Market. In early February 2002, the Company was notified that its application for listing on The Nasdaq SmallCap Market had been approved. The listing of the Company's Common Stock was transferred to The Nasdaq SmallCap Market at the opening of business on February 7, 2002.

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

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

      At September 30, 2002, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments. The Company holds no investment securities that possess significant market risk.

Primary Market Risk Exposures

      The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company utilizes U.S. dollar denominated borrowings to fund its operational needs through its working capital line of credit agreement. The line, which currently bears an interest rate of prime plus 3/4% (prime plus 2% or 6.75% at September 30, 2002), is subject to annual renewal. Had the interest rate under the lines of credit been 10% greater or lesser than actual rates, the impact would not have been material in the Company's consolidated financial statements for the period ended September 30, 2002. As of September 30, 2002, the Company had no outstanding borrowings under the working capital line.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

      The information required by this item is set forth in Item 15(a) under the captions "Consolidated Financial Statements" and "Consolidated Financial Statement Schedule" as a part of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

      Information with respect to Directors may be found under the caption "Election of Directors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2002. Such information is incorporated herein by reference. Information with respect to the Company's executive officers may be found under the caption "Executive Officers of the Registrant" appearing in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

      The information set forth under the captions "Compensation and Other Information Concerning Directors and Officers" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2002 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

      The information set forth under the caption "Principal Holders of Voting Securities" and "Equity Compensation Plans" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2002 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

      The information set forth under the caption "Certain Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2002 is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES
---------------------------------

   (a) Evaluation of disclosure controls and procedures

             As of a date (the "Evaluation Date") within ninety days prior to the filing date of this Annual Report on Form 10-K, the Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

   (b) Changes in internal controls

             There were no significant changes in the Company's internal controls or, to the knowledge of the Company, in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

   The following documents are filed as part of this report:

   (A) 1.  CONSOLIDATED FINANCIAL STATEMENTS

           Independent Auditors' Report
           Consolidated Balance Sheets as of September 30, 2002 and 2001 Consolidated Statements of Operations for the Years Ended September
             30, 2002, 2001 and 2000.
           Consolidated Statements of Changes in Shareholders' Equity for the
             Years Ended September 30, 2002, 2001 and 2000.
           Consolidated Statements of Cash Flows for the Years Ended September
             30, 2002, 2001 and 2000.
           Notes to Consolidated Financial Statements

       2.  FINANCIAL STATEMENT SCHEDULE

           Schedule VIII Valuation and Qualifying Accounts

           All other schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

           The Independent Auditors' Report included with the Consolidated Financial Statements under Item 15(a)1 above contains the Independent Auditors' Report on the Consolidated Financial Statement Schedule.

       3.  LIST OF EXHIBITS

  EX. NO.     DESCRIPTION
--------------------------------------------------------------------------------
 (1)  3.1     Restated Certificate of Incorporation of the Registrant (Exhibit
              3.2)
 (8)  3.2     Certificate of Amendment of Restated Certificate of Incorporation
              of the Registrant (Exhibit 3.2)
 (1)  3.3     By-Laws, as amended, of the Registrant (Exhibit 3.3)
 (1)  4.1     Specimen certificate representing the Common Stock (Exhibit 4.4)
 (6)  4.2     Warrant to Purchase Stock issued to Silicon Valley Bank, dated
              January 17, 2001 (Exhibit 4.1)
 (8)  4.3     Warrant to Purchase Stock issued to Silicon Valley Bank, dated
              October 30, 2001 (Exhibit 4.3)
 (1) 10.1*    1987 Stock Plan (Exhibit 10.7)
 (1) 10.2*    Form of Incentive Stock Option Agreement of the Registrant
              (Exhibit 10.8)
 (1) 10.3*    Form of Nonqualified Stock Option Agreement of the Registrant
              (Exhibit 10.9)
 (1) 10.4     Software Development and Marketing Agreement by and between
              Personics Corporation and Raymond Huger, dated January 19, 1989
              (Exhibit 10.12)
 (4) 10.5     Commercial Security Agreement between Datawatch Corporation and
              Silicon Valley Bank doing business as Silicon Valley East, dated
              November 1, 1994 (Exhibit 10.6)
 (4) 10.6     Commercial Security Agreement between Personics Corporation and
              Silicon Valley Bank doing business as Silicon Valley East, dated
              November 1, 1994 (Exhibit 10.7)
 (2) 10.7*    1996 Non-Employee Director Stock Option Plan, as amended on
              December 10, 1996 (Exhibit 10.30)
 (2) 10.8*    1996 International Employee Non-Qualified Stock Option Plan
              (Exhibit 10.31)
 (3) 10.9     Promissory Note, dated February 12, 1997, by and between Datawatch
              Corporation, Personics Corporation and Silicon Valley Bank
              (Exhibit 10.2).
 (9) 10.10*   1996 Stock Plan as amended as of March 16, 2001 (Exhibit 10.3)
 (4) 10.11    Lease, dated August 31, 2000, by and between Fortune Wakefield,
              LLC and Datawatch Corporation (Exhibit 10.27)
 (5) 10.12    Indemnification Agreement between Datawatch Corporation and James
              Wood, dated January 12, 2001 (Exhibit 10.1)
 (5) 10.13    Indemnification Agreement between Datawatch Corporation and
              Richard de J. Osborne, dated January 12, 2001 (Exhibit 10.2)
 (6) 10.14    Registration Rights Agreement between Silicon Valley Bank and
              Datawatch Corporation, dated January 17, 2001 (Exhibit 10.1)
 (8) 10.15    Amendment No. 1 to Registration Rights Agreement, dated October
              30, 2001, by and between Silicon Valley Bank and Datawatch
              Corporation (Exhibit 10.15)

 (6) 10.16    Export-Import Bank of the United States Working Capital Guarantee
              Program Borrower Agreement, dated January 17, 2001, by and among
              Datawatch Corporation, Datawatch International Limited, Datawatch
              Europe Limited, Guildsoft Limited and Silicon Valley Bank in favor of Export-Import Bank of the United States (Exhibit 10.2)
 (6) 10.17    Second Loan Modification Agreement, dated January 17, 2001, by and between Datawatch Corporation and Silicon Valley Bank, doing business as Silicon Valley East. (Exhibit 10.3)
 (6) 10.18    First Loan Modification Agreement (EXIM Line), dated January 17,
              2001, by and among Datawatch Corporation, Datawatch International
              Limited, Datawatch Europe Limited, Guildsoft Limited and Silicon
              Valley Bank, doing business as Silicon Valley East, in favor of
              Export-Import Bank of the United States (Exhibit 10.4)
 (6) 10.19    Revolving Promissory Note (Export-Import Line), dated January 17,
              2001, by and among Datawatch Corporation, Datawatch International
              Limited, Datawatch Europe Limited, Guildsoft Limited and Silicon
              Valley Bank (Exhibit 10.5)
 (6) 10.20    Supplemental Deed of Guarantee, dated January 17, 2001, by and between Datawatch International Limited and Silicon Valley Bank
              (Exhibit 10.6)
 (6) 10.21    Supplemental Deed of Guarantee, dated January 17, 2001, by and between Datawatch Europe Limited and Silicon Valley Bank (Exhibit
              10.7)
 (6) 10.22    Assignment and Consulting Agreement, effective June 30, 2000, by and between Datawatch Corporation and Russell Ryan, also doing business as Edge IT (Exhibit 10.9)
 (7) 10.23    Form of Indemnification Agreement between Datawatch Corporation and each of its Non-Employee Directors (Exhibit 10.1)
 (7) 10.24*   Advisory Agreement, dated April 5, 2001, by and between Datawatch
              Corporation and Richard de J. Osborne (Exhibit 10.2)
 (8) 10.25*   Executive Agreement, dated July 9, 2001, between the Company and
              Robert W. Hagger (Exhibit 10.24)
 (8) 10.26*   Management Transition Agreement, dated July 6, 2001, between the
              Company and Bruce R. Gardner (Exhibit 10.25)
 (8) 10.27    Amended and Restated Loan and Security Agreement, dated October
              30, 2001, between Datawatch Corporation and Silicon Valley Bank
              (Exhibit 10.26)
 (8) 10.28    Intellectual Property Security Agreement, dated October 30, 2001 by and between Datawatch Corporation and Silicon Valley Bank
              (Exhibit 10.27)
 (8) 10.29    Amended and Restated Export-Import Bank Loan and Security
              Agreement, dated December 19, 2001, by and among Datawatch
              Corporation, Datawatch International Limited, Datawatch Europe
              Limited and Silicon Valley Bank (Exhibit 10.28)
 (8) 10.30    Revolving Promissory Note, dated December 19, 2001, by and between
              Datawatch Corporation, Datawatch International Limited, Datawatch
              Europe Limited and Silicon Valley Bank (Exhibit 10.29)
 (8) 10.31    Export-Import Bank of the United States Working Capital Guarantee
              Program Borrower Agreement, dated December 19, 2001, by and among
              Datawatch Corporation, Datawatch International Limited, Datawatch
              Europe Limited and Silicon Valley Bank in favor of Export-Import
              Bank of the United States (Exhibit 10.30)
 (9) 10.32*   Executive Agreement, dated December 1, 2001, by and between
              Datawatch Corporation and Calvin MacKay (Exhibit 10.1)
 (9) 10.33*   Severance Agreement and Release, dated January 31, 2002, by and between Datawatch Corporation and Linda Lammi (Exhibit 10.2)
(10) 10.34*   Executive Agreement, dated April 25, 2002, by and between
              Datawatch Corporation and Alan R. MacDougall (Exhibit 10.1)
(10) 10.35*   Executive Agreement, dated April 25, 2002, by and between
              Datawatch Corporation and John Kitchen (Exhibit 10.2)
(10) 10.36*   Professional Services Agreement, dated May 16, 2002, by and between Vested Development Inc. and Datawatch Corporation
              (Exhibit 10.3)
     10.37    Loan Modification Agreement, dated November 15, 2002, by and between Datawatch Corporation and Silicon Valley Bank, doing business as Silicon Valley East (filed herewith)
     21.1     Subsidiaries of the Registrant (filed herewith)
     23.1     Independent Auditor's Consent (filed herewith)
     99.1     CEO Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
     99.2     CFO Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (filed herewith)
--------------------------------------------------------------------------------
*  Indicates a management contract or compensatory plan or contract.

  (1) Previously filed as an exhibit to Registration Statement 33-46290 on Form S-1 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form S-1).
  (2) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).
  (3) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 10-Q).
  (4) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).
  (5) Previously filed as an exhibit to Registrant's Current Report on Form 8-K dated February 2, 2001 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 8-K).
  (6) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).
  (7) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).
  (8) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).
  (9) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).
  (10) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).

  (B)   REPORTS ON FORM 8-K

        No current report on Form 8-K was filed during the quarterly period ended September 30, 2002.

  (C)   EXHIBITS

        The Company hereby files as exhibits to this Annual Report on Form 10-K those exhibits listed in Item 15(a)3 above.

  (D)   FINANCIAL STATEMENT SCHEDULES

        The Company hereby files as financial statement schedules to this Annual Report on Form 10-K the Consolidated Financial Statement Schedules listed in Item 15(a)2 above which are attached hereto.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 Datawatch Corporation

Date: December 24, 2002                          By: /s/ Robert W. Hagger
                                                     ---------------------------
                                                     Robert W. Hagger
                                                     President, Chief Executive
                                                     Officer and Director




      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                                                 DATE

/s/ Robert W. Hagger            President, Chief Executive Officer and Director       December 24, 2002
-------------------------       (Principal Executive Officer)
Robert W. Hagger


/s/ Alan R. MacDougall          Vice President of Finance, Chief Financial            December 24, 2002
-------------------------       Officer, Treasurer and Assistant Secretary
Alan R. MacDougall              (Principal Financial and Accounting Officer)


/s/ Richard de J. Osborne       Chairman of the Board                                 December 24, 2002
-------------------------
Richard de J. Osborne


/s/ Jerome Jacobson             Director                                              December 24, 2002
-------------------------
Jerome Jacobson


/s/ Kevin Morano                Director                                              December 24, 2002
-------------------------
Kevin Morano


/s/ Terry W. Potter             Director                                              December 24, 2002
-------------------------
Terry W. Potter


/s/ David T. Riddiford          Director                                              December 24, 2002
-------------------------
David T. Riddiford


/s/ James Wood                  Director                                              December 24, 2002
-------------------------
James Wood

                                 CERTIFICATIONS



I, Robert W. Hagger, certify that:

1. I have reviewed this annual report on Form 10-K of Datawatch Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 24, 2002          /s/ Robert W. Hagger
                                 ---------------------
                                 Robert W. Hagger
                                 President, Chief Executive Officer and Director

                                 CERTIFICATIONS



I, Alan R. MacDougall, certify that:

1. I have reviewed this annual report on Form 10-K of Datawatch Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 24, 2002               /s/ Alan R. MacDougall
                                      ------------------------------------
                                      Alan R. MacDougall
                                      Vice President Finance, Chief Financial
                                      Officer, Treasurer and Assistant Secretary

DATAWATCH CORPORATION
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2002 and 2001
and for Each of the Three Years in the Period
Ended September 30, 2002

Independent Auditors' Report

DATAWATCH CORPORATION AND SUBSIDIARies

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                  1

CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2002 and 2001
  AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2002:

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

INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders
Datawatch Corporation
Lowell, Massachusetts

We have audited the accompanying consolidated balance sheets of Datawatch Corporation (the "Company") and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datawatch Corporation and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP

Boston, Massachusetts
November 15, 2002

DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND 2001

-----------------------------------------------------------------------------------------------------
ASSETS                                                                   2002                 2001

CURRENT ASSETS:
  Cash and equivalents                                              $  3,605,044         $  1,568,691
  Accounts receivable, less allowances for doubtful accounts and sales returns of approximately $545,000 in 2002
   and $562,000 in 2001                                                3,057,356            4,255,809
  Inventories                                                            170,735              230,878
  Prepaid expenses and other                                             571,026              853,332
                                                                    ------------         ------------
           Total current assets                                        7,404,161            6,908,710
                                                                    ------------         ------------
PROPERTY AND EQUIPMENT:
  Office furniture and equipment                                       3,153,385            3,180,156
  Manufacturing and engineering equipment                                175,332              336,609
                                                                    ------------         ------------
                                                                       3,328,717            3,516,765

  Less accumulated depreciation and amortization                      (2,596,107)          (2,491,996)
                                                                    ------------         ------------
           Net property and equipment                                    732,610            1,024,769
                                                                    ------------         ------------
OTHER ASSETS:
  Capitalized software development costs, net                            962,312            1,085,039
  Other                                                                  355,383              405,466
                                                                    ------------         ------------
          Total other assets                                           1,317,695            1,490,505
                                                                    ------------         ------------

TOTAL                                                               $  9,454,466         $  9,423,984
                                                                    ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY                                     2002                 2001

CURRENT LIABILITIES:
  Accounts payable                                                  $  1,156,966         $  1,556,286
  Accrued expenses                                                     1,996,554            1,965,911
  Deferred revenue                                                     2,227,939            2,155,377
  Borrowings under credit lines                                             --                635,000
                                                                    ------------         ------------
           Total current liabilities                                   5,381,459            6,312,574
                                                                    ------------         ------------
ACCRUED SEVERANCE, less current portion                                   12,795              126,121
                                                                    ------------         ------------
COMMITMENTS AND CONTINGENCIES
  (Notes 1, 3, 6, 7 and 8)

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.01- authorized,
    1,000,000 shares; none issued                                           --                   --
  Common stock, par value $.01- authorized,
    20,000,000 shares; issued, 2,587,605 shares and
    2,547,795 shares in 2002 and 2001, respectively;
    outstanding, 2,580,482 shares and 2,540,672
    shares in 2002 and 2001, respectively                                 25,876               25,478
  Additional paid-in capital                                          21,609,555           21,495,497
  Accumulated deficit                                                (16,918,783)         (17,782,258)
  Accumulated other comprehensive loss                                  (516,048)            (613,040)
                                                                    ------------         ------------
                                                                       4,200,600            3,125,677

  Less treasury stock, at cost - 7,123 shares                           (140,388)            (140,388)
                                                                    ------------         ------------
          Total shareholders' equity                                   4,060,212            2,985,289
                                                                    ------------         ------------
TOTAL                                                               $  9,454,466         $  9,423,984
                                                                    ============         ============

See notes to consolidated financial statements.

DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

-------------------------------------------------------------------------------------------------------
                                                      2002                 2001                 2000
REVENUE
  Software licenses                              $ 13,814,192         $ 12,753,848         $ 16,849,496
  Maintenance and services                          5,626,551            5,567,403            5,519,141
                                                 ------------         ------------         ------------
           TOTAL REVENUE                           19,440,743           18,321,251           22,368,637
                                                 ------------         ------------         ------------
COSTS AND EXPENSES:
  Cost of software licenses                         2,795,110            3,062,075            3,171,415
  Cost of maintenance and services                  2,679,379            3,564,770            3,984,115
  Sales and marketing                               6,897,176            8,474,622            8,155,770
  Engineering and product development               1,275,997            2,002,039            1,837,289
  General and administrative                        4,763,696            5,772,096            6,180,715
  Restructuring and centralization costs               87,651              763,321                 --
                                                 ------------         ------------         ------------
           Total costs and expenses                18,499,009           23,638,923           23,329,304
                                                 ------------         ------------         ------------
INCOME (LOSS) FROM OPERATIONS                         941,734           (5,317,672)            (960,667)

INTEREST EXPENSE                                     (120,953)            (135,505)            (153,071)

INTEREST INCOME AND OTHER                              22,761               43,515              123,298

FOREIGN CURRENCY TRANSACTION
  GAINS (LOSSES)                                        2,837                 (389)             (11,657)

BENEFIT FOR INCOME TAXES                                 --                 25,000                 --
                                                 ------------         ------------         ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS              846,379           (5,385,051)          (1,002,097)
                                                 ------------         ------------         ------------
DISCONTINUED OPERATIONS:
  Income (loss) from Guildsoft operations                --               (143,856)              12,468
  Gain on sale of Guildsoft                            17,096              413,013                 --
                                                 ------------         ------------         ------------
INCOME FROM DISCONTINUED OPERATIONS                    17,096              269,157               12,468
                                                 ------------         ------------         ------------
NET INCOME (LOSS)                                $    863,475         $ (5,115,894)        $   (989,629)
                                                 ============         ============         ============
INCOME (LOSS) PER SHARE - Basic:
  Continuing operations                          $       0.33         $      (2.24)        $      (0.49)
  Discontinued operations                                0.01                 0.11                 0.01
                                                 ------------         ------------         ------------
NET INCOME (LOSS) PER SHARE - Basic              $       0.34         $      (2.13)        $      (0.48)
                                                 ============         ============         ============
WEIGHTED-AVERAGE NUMBER OF
  SHARES OUTSTANDING - Basic                        2,563,835            2,399,132            2,059,603
                                                 ============         ============         ============
INCOME (LOSS) PER SHARE - Diluted:
  Continuing operations                          $       0.31         $      (2.24)        $      (0.49)
  Discontinued operations                                0.01                 0.11                 0.01
                                                 ------------         ------------         ------------
NET INCOME (LOSS) PER SHARE - Diluted            $       0.32         $      (2.13)        $      (0.48)
                                                 ============         ============         ============
WEIGHTED-AVERAGE NUMBER OF
  SHARES OUTSTANDING - Diluted                      2,696,708            2,399,132            2,059,603
                                                 ============         ============         ============

See notes to consolidated financial statements.

DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

---------------------------------------------------------------------------------------------------------


                                                                              Additional
                                                    Common Stock               Paid-in        Accumulated
                                              Shares           Amount          Capital          Deficit
BALANCE, OCTOBER 1, 1999                      2,049,258     $     20,493    $ 19,936,014     $(11,676,735)
  Stock options exercised                        41,624              416         303,114             --
  Comprehensive loss:
    Translation adjustments                        --               --              --               --
    Net loss                                       --               --              --           (989,629)
                                           ------------     ------------    ------------     ------------
           Total comprehensive loss

BALANCE, SEPTEMBER 30, 2000                   2,090,882           20,909      20,239,128      (12,666,364)
  Sale of common stock, net of $79,148
   of related costs                             416,667            4,167       1,079,185             --
  Issuance of common stock for services          39,912              399         100,011             --
  Stock options exercised                           334                3             840             --
  Issuance of warrant                              --               --            76,333             --
  Comprehensive loss:
    Translation adjustments                        --               --              --               --
    Net loss                                       --               --              --         (5,115,894)
                                           ------------     ------------    ------------     ------------
           Total comprehensive loss

BALANCE, SEPTEMBER 30, 2001                   2,547,795           25,478      21,495,497      (17,782,258)
  Issuance of common stock for services          15,312              153          37,347             --
  Issuance of warrant                              --               --            76,956             --
  Warrants exercised                             24,498              245            (245)            --
  Comprehensive income:
    Translation adjustments                        --               --              --               --
    Net income                                     --               --              --            863,475
                                           ------------     ------------    ------------     ------------
           Total comprehensive income

BALANCE, SEPTEMBER 30, 2002                   2,587,605     $     25,876    $ 21,609,555     $(16,918,783)
                                           ============     ============    ============     ============

                                            Accumulated
                                               Other
                                           Comprehensive    Comprehensive           Treasury Stock
                                               Loss         Income (Loss)       Shares           Amount           Total

BALANCE, OCTOBER 1, 1999                   $   (321,677)                          (7,123)    $   (140,388)    $  7,817,707
  Stock options exercised                          --                               --               --            303,530
  Comprehensive loss:
    Translation adjustments                    (264,717)    $   (264,717)            --               --          (264,717)
    Net loss                                       --           (989,629)            --               --          (989,629)
                                           ------------     ------------     ------------     ------------    ------------
           Total comprehensive loss                         $ (1,254,346)
                                                            ============

BALANCE, SEPTEMBER 30, 2000                    (586,394)                           (7,123)        (140,388)       6,866,891
  Sale of common stock, net of $79,148
   of related costs                                --                                --               --          1,083,352
  Issuance of common stock for services            --                                --               --            100,410
  Stock options exercised                          --                                --               --                843
  Issuance of warrant                              --                                --               --             76,333
  Comprehensive loss:
    Translation adjustments                     (26,646)    $    (26,646)            --               --           (26,646)
    Net loss                                       --         (5,115,894)            --               --        (5,115,894)
                                           ------------     ------------     ------------     ------------    ------------
           Total comprehensive loss                         $ (5,142,540)
                                                            ============

BALANCE, SEPTEMBER 30, 2001                    (613,040)                          (7,123)        (140,388)       2,985,289
  Issuance of common stock for services            --                                --               --            37,500
  Issuance of warrant                              --                                --               --            76,956
  Warrants exercised                               --                                --               --               --
  Comprehensive income:
    Translation adjustments                      96,992     $     96,992             --               --            96,992
    Net income                                     --            863,475             --               --           863,475
                                           ------------     ------------     ------------     ------------    ------------
           Total comprehensive income                       $    960,467
                                                            ============

BALANCE, SEPTEMBER 30, 2002                $   (516,048)                          (7,123)    $   (140,388)    $  4,060,212
                                           ============                     ============     ============     ============

See notes to consolidated financial statements.

DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

----------------------------------------------------------------------------------------------------------------------------------
                                                                                         2002             2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                  $   863,475      $(5,115,894)     $  (989,629)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                                                      929,603        1,022,343        1,108,231
      Amortization of interest on short-term investments                                    --               --             (4,290)
      Gain on sale of Guildsoft                                                          (17,096)        (413,013)            --
      Loss on disposition of equipment                                                    22,293           10,412           33,290
      Stock-based compensation                                                            37,500          114,479             --
      Changes in current assets and liabilities, net of disposal of Guildsoft:
        Accounts receivable                                                            1,336,731        3,250,903         (567,806)
        Inventories                                                                       64,120          100,039           (3,341)
        Prepaid expenses and other                                                       303,993          112,119         (277,873)
        Accounts payable and accrued expenses                                           (452,550)         466,108          (78,928)
        Deferred revenue                                                                 (15,759)          64,159          623,988
                                                                                     -----------      -----------      -----------
           Cash provided by (used in) operating activities                             3,072,310         (388,345)        (156,358)
                                                                                     -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and fixtures                                                    (167,344)        (515,270)        (419,544)
  Proceeds from sale of equipment                                                            569           26,739           20,603
  Proceeds from sale of short-term investments                                              --            348,121        2,950,549
  Purchase of short-term investments                                                        --               --         (1,814,682)
  Net proceeds from sale of Guildsoft                                                     20,509          665,137             --
  Long term notes receivable                                                             (31,156)            --               --
  Capitalized software development costs                                                (271,943)        (763,370)        (197,057)
  Other assets                                                                            16,686         (101,431)         (13,112)
                                                                                     -----------      -----------      -----------
           Cash (used in) provided by investing activities                              (432,679)        (340,074)         526,757
                                                                                     -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock, net of related costs                          --          1,083,352             --
  Net proceeds from exercise of stock options                                               --                843          303,530
  Principal payments on long-term obligations                                           (113,326)            (317)         (39,603)
  (Payments) borrowings under credit lines - net                                        (635,000)        (325,000)        (353,705)
  Restricted cash                                                                         76,063         (147,435)        (143,299)
                                                                                     -----------      -----------      -----------
           Cash (used in) provided by financing activities                              (672,263)         611,443         (233,077)
                                                                                     -----------      -----------      -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS                                   68,985          (10,165)        (125,975)
                                                                                     -----------      -----------      -----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                            2,036,353         (127,141)          11,347

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                                1,568,691        1,695,832        1,684,485
                                                                                     -----------      -----------      -----------
CASH AND EQUIVALENTS, END OF YEAR                                                    $ 3,605,044      $ 1,568,691      $ 1,695,832
                                                                                     ===========      ===========      ===========
SUPPLEMENTAL INFORMATION:
  Interest paid                                                                      $    21,732      $   135,131      $   145,355
                                                                                     ===========      ===========      ===========

  Income taxes paid (refunds received)                                               $      --        $   (25,000)     $  (231,000)
                                                                                     ===========      ===========      ===========

NONCASH INVESTING AND FINANCING ACTIVITIES -
  Issuance of 15,312 and 39,912 shares of common stock for services and software
    in 2002 and 2001, respectively                                                   $    37,500      $   100,410
                                                                                     ===========      ===========
  Issuance of warrants                                                               $    76,956      $    76,333
                                                                                     ===========      ===========

See notes to consolidated financial statements.

DATAWATCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF BUSINESS - Datawatch Corporation (the "Company") develops, markets and distributes commercial software products. The Company also provides a wide range of consulting services, including implementation and support of its software products.

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Datawatch Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In 2001, the Company disposed of its wholly owned subsidiary, Guildsoft Limited ("Guildsoft"). Guildsoft was a component of the Company with clearly distinguishable operations and cash flows. Guildsoft's activities are now entirely eliminated from ongoing operations and the Company has no continuing involvement with Guildsoft's operations. As a result, the Company has presented Guildsoft as a discontinued operation in all periods presented herein. (See Note 2).

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

      RETURNS RESERVES - The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 60 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, VorteXML and Redwing sold directly to end users, include a guarantee under which such customers may return products within 30 to 60 days for a full refund. The Company offers its distributors the ability to return obsolete versions of its products and slow-moving products for refund or credit. Reserves are provided for potential returns under these arrangements based upon historical experience and anticipated exposures.

      Returns reserves are primarily calculated by accruing a fixed amount each period, assessing the level of the reserve at the end of the period against anticipated returns and adjusting the reserve as needed. During the year ended September 30, 2002, $255,000 was accrued for the returns reserve and approximately $215,000 in returns were applied against the reserve. This compares to $300,000 accrued

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      RETURNS RESERVES (CONTINUED) - for the returns reserve and approximately $429,000 in returns applied against the returns reserve for the year ended September 30, 2001. At September 30, 2002, the returns reserve was approximately $285,000, with 70% related to specific accounts, as compared to approximately $246,000, with 62% related to specific accounts, at September 30, 2001.

      BAD DEBTS - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on our financial position and results of operations. The Company recorded provisions for doubtful accounts of $48,000, $266,000 and $147,000 for the years ended September 30, 2002, 2001 and 2000, respectively, which have been included in the accompanying statements of operations.

      CASH AND EQUIVALENTS - Cash and equivalents include cash on hand, cash deposited with banks, and highly liquid securities with maturities of 90 days or less.

      RESTRICTED CASH - Cash restricted for designated purposes amounted to $222,000 and $291,000 at September 30, 2002 and 2001, respectively, and is included with other long-term assets in the accompanying consolidated balance sheets.

      CAPITALIZED SOFTWARE DEVELOPMENT COSTS - The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. For the years ended September 30, 2002 and 2001 the Company capitalized $0 and $496,000 of software development costs, respectively. For the years ended September 30, 2002, 2001 and 2000, the Company purchased and capitalized software amounting to approximately $272,000, $307,000, and $197,000, respectively. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), generally 12 to 36 months. For the years ended September 30, 2002, 2001 and 2000, amortization of these costs was approximately $394,000, $358,000 and $337,000, respectively.

      ADVERTISING AND PROMOTIONAL MATERIALS - Advertising costs are expensed as incurred and amounted to approximately $571,000, $450,000 and $517,000 in 2002, 2001 and 2000, respectively. Direct mail/direct response costs are expensed as the associated revenue is recognized. The amortization period is based on historical results of previous mailers (generally three to six months from the date of the mailing). Direct mail expense was approximately $565,000, $1,155,000 and $846,000 in 2002, 2001 and 2000,
      respectively. At September 30, 2002 and 2001, deferred direct mail/direct response costs were approximately $30,000 and $52,000, respectively, and are included under the caption "prepaid expenses and other" in the accompanying consolidated balance sheets.

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      CONCENTRATION OF CREDIT RISKS AND MAJOR CUSTOMERS - The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under normal credit terms. One customer individually accounted for 18%, 13% and 18% of total revenue in 2002, 2001 and 2000, respectively. This same customer accounted for 23% and 21% of outstanding trade receivables as of September 30, 2002 and 2001, respectively. Other than this customer, no base of customers in one geographic area constitutes a significant portion of revenue. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

      INVENTORIES - Inventories consist of software components - primarily software manuals, diskettes and retail packaging materials. Inventories are valued at the lower of cost (first-in, first-out) method or market.

      PROPERTY AND EQUIPMENT - Purchased equipment and fixtures are recorded at cost. Leased equipment accounted for as capital leases is recorded at the present value of the minimum lease payments required during the lease terms. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or over the terms, if shorter, of the related leases. Useful lives and lease terms range from three to seven years. Equipment leased under capital lease agreements with a cost of approximately $666,000 was fully amortized at September 30, 2001, and no capital leases were added in 2002. Amortization expense was approximately $0, $4,000 and $48,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

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

      LONG-LIVED ASSETS - The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews for impairment long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. The Company has completed these reviews in each period presented and has concluded no adjustments to carrying value are required.

      FAIR VALUE DISCLOSURE - The carrying amounts of cash and equivalents, accounts receivable, accounts payable, accrued expenses and deferred revenue approximate fair value because of their short-term nature. The carrying amounts of current and long-term obligations approximate fair value.

      EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share reflect the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per share reflect the impact, when dilutive, of the potential exercise of options using the treasury stock method. The Company's stock options were antidilutive in 2001 and 2000. Options to purchase approximately 17,000 and 61,000 shares in 2001 and 2000, respectively, were therefore excluded from the treasury stock calculation for those years.

      FOREIGN CURRENCY TRANSLATIONS AND TRANSACTIONS - Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at rates in effect at each balance sheet date. Revenues, expenses and cash flows are translated into U.S. dollars at average rates prevailing when transactions occur. The related translation adjustments are reported as a separate component of shareholders' equity under the heading "Accumulated Other Comprehensive Income (Loss)." Gains and losses resulting from transactions that are denominated in currencies other than the U.S. dollar are included in the operating results of the Company.

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      STOCK-BASED COMPENSATION - The Company accounts for stock option awards to employees, officers, and non-employee directors using the intrinsic value method. Awards to non-employees are accounted for using the fair value method. The difference between accounting for stock-based compensation under the intrinsic value method and the fair value method is disclosed in
      Note 10.

      OTHER COMPREHENSIVE INCOME (LOSS) - Currently, the only items presented in the Company's consolidated financial statements that are considered other comprehensive income (loss) are cumulative foreign currency translation adjustments, which are recorded as a component of accumulated other comprehensive income (loss) in the accompanying consolidated statements of shareholders' equity. Accumulated other comprehensive loss reported in the accompanying consolidated balance sheets consists only of foreign currency translation adjustments. Foreign currency translation gains (losses) arising during 2002, 2001 and 2000 were approximately $97,000, ($27,000) and ($265,000), respectively.

      RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year presentation.

      ACCOUNTING CHANGES - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements provide guidance on how to account for the acquisition of businesses and intangible assets, including goodwill, which arise from such activities. The Company adopted SFAS No. 141 in 2001 and No. 142 in 2002. Adoption of these pronouncements did not have a significant effect on the Company's consolidated financial statements.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted this standard in 2001. Adoption did not have a material effect on income from continuing operations or on the Company's financial position. In accordance with SFAS No. 144, the disposition of Guildsoft has been treated as a discontinued operation and all periods presented have been restated to reflect that treatment.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements SFAS Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 will impact how companies account for sale-leaseback transactions and how gains or losses on debt extinguishments are presented in financial statements. The Company will adopt SFAS No. 145 in 2003. The Company does not expect that adoption will have a significant impact on results of operations or financial position.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities." SFAS No. 146 will impact how companies account for costs incurred with exit activities, such as employee severance and facility closure costs. The Company will adopt SFAS No. 146 in 2003. The Company is currently evaluating the effect of adoption.

      In November 2001, the Emerging Issues Task Force ("EITF") of the FASB released EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF 01-9 requires that certain amounts paid by a vendor for advertising and marketing to a customer be recorded as a reduction of revenue, when certain conditions are met. The Company previously accounted for payments of this type to certain distributors as marketing expenses. The Company has adopted EITF 01-9 in 2002, and, as required, reclassified these payments as a reduction of revenue in all periods presented in the accompanying consolidated statements of operations. The amounts reclassified from marketing expenses to a reduction in revenue in 2002, 2001, and 2000 approximated $77,000, $81,000 and $105,000, respectively.

2.    DISCONTINUED OPERATION

      On September 20, 2001, the Company sold the operations of Guildsoft, a United Kingdom distribution subsidiary, to a third party, as part of a restructuring plan (Note 3). The sale resulted in gross proceeds of $1,179,000 and a gain of approximately $413,000 in the year ended September 30, 2001. Additional proceeds of approximately $17,000 were received in 2002 as final settlement of the purchase price. Guildsoft represented a separate component of the Company's operations, and its cash flows and activities have been entirely eliminated from those of the Company.

      The following is a summary of the carrying amounts of the major classes of assets and liabilities included as part of the sale:

      Cash and equivalents                                     $  511,056
      Accounts receivable and other current assets                226,350
      Property and equipment                                       84,311
      Goodwill                                                    288,973
                                                               ----------
                                                                1,110,690
      Liabilities                                                 548,112
                                                               ----------
      Net assets sold                                          $  562,578
                                                               ==========

      The following is a summary of financial information pertaining to
      Guildsoft:

                                        2002           2001             2000

      Total revenue                       --       $ 3,137,858      $ 4,405,574
      Income (loss) before taxes          --          (143,856)          12,468


3.    RESTRUCTURING AND CENTRALIZATION COSTS

      During the fourth quarter of fiscal 2001, the Company approved and completed a corporate-wide restructuring plan in an effort to reduce costs and centralize administrative operations. The restructuring plan resulted in charges of approximately $763,000 for severance benefits and related costs for 42 terminated employees. Of these charges, $377,000 was paid during fiscal 2001 with the balance of $386,000 accrued as of September 30, 2001. During fiscal 2002 an additional $217,000 was paid leaving a balance of $169,000 accrued as of September 30, 2002, which is expected to be fully paid by January 2005.

      During the second quarter of fiscal 2002, the Company approved and completed an additional restructuring undertaken to further improve efficiencies and reduce costs, which resulted in restructuring charges of approximately $88,000 for severance benefits and related costs for 4 terminated employees. These charges were fully paid during fiscal 2002.

4.    INVENTORIES

      Inventories consisted of the following at September 30:

                                                     2002         2001

      Materials                                    $105,814     $222,976
      Finished goods                                 64,921        7,902
                                                   --------     --------
      Total                                        $170,735     $230,878
                                                   ========     ========

5.    ACCRUED EXPENSES

      Accrued expenses consisted of the following at September 30:

                                                       2002           2001

      Accrued salaries and benefits                $  121,773     $  130,756
      Accrued royalties and commissions               890,235        837,562
      Accrued professional fees                       240,623        317,713
      Accrued severance, current portion              156,572        259,538
      Other                                           587,351        420,342
                                                   ----------     ----------
      Total                                        $1,996,554     $1,965,911
                                                   ==========     ==========

6.    COMMITMENTS

      LEASES - The Company leases various facilities, equipment and automobiles in the U.S. and overseas under noncancelable operating leases which expire through 2006. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $810,000, $906,000 and $912,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

      As of September 30, 2002, minimum rental commitments under noncancelable operating leases are as follows:

      Year Ending September 30

      2003                                             $  643,955
      2004                                                419,989
      2005                                                364,110
      2006                                                119,784
      Thereafter                                             --
                                                       ----------
      Total minimum lease payments                     $1,547,838
                                                       ==========

      ROYALTIES - The Company is also committed to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $1,802,000, $1,925,000 and $1,894,000 for the years ended September 30, 2002, 2001 and 2000, respectively. The Company is not obligated to pay any minimum royalty amounts.

7.    LITIGATION

      The Company is not a party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial statements or its business.

8.    FINANCING ARRANGEMENTS

      LINES OF CREDIT - As of September 30, 2002 and 2001 the Company had two line-of-credit agreements, one domestic and the other international, with a single bank (the "credit lines"). At September 30, 2002 the Company had no borrowings outstanding against the credit lines. At September 30, 2001, the company had outstanding borrowings against the credit lines of $635,000. Borrowings under the credit lines bore interest at the bank's prime rate plus 2% (6.75%) at September 30, 2002 and prime plus 1% (7%) at September 30, 2001, and were collateralized by substantially all assets of the Company. The credit lines contain customary covenants which require, among other items, the Company maintain a minimum level of consolidated tangible net worth. As of September 30, 2002, the Company had no borrowings outstanding and approximately $507,000 in available borrowing under the lines.

      On November 15, 2002, the Company renewed the domestic bank line-of-credit for a period to expire on October 29, 2003 under similar terms and conditions except that the credit line will bear interest at the bank's prime rate plus 3/4%. The Company has no plans to renew or extend its international credit line which expired on October 1, 2002. The renewed domestic credit line provides for maximum borrowings of the lesser of $1,500,000 or 70% of defined eligible receivables.

      LETTER OF CREDIT - The Company has an irrevocable standby letter of credit with a bank securing performance of a five-year property lease. The Company has reserved a cash term deposit in the amount of approximately $143,000 to secure the letter of credit. This restricted cash balance is included in other long-term assets.

9.    INCOME TAXES

      Income (loss) before provision for (benefit from) income taxes consists of the following for the years ended September 30:

                                 2002             2001             2000

      Domestic              $ 1,454,280      $(3,016,908)     $   888,776
      Foreign                  (607,901)      (2,393,143)      (1,890,873)
                            -----------      -----------      -----------
      Total                 $   846,379      $(5,410,051)     $(1,002,097)
                            ===========      ===========      ===========

      The provision (benefit) for income taxes consisted of the following for the years ended September 30:

                                            2002          2001          2000
      Current:
        Federal                          $    --       $ (25,000)    $    --
        State                                 --            --            --
        Foreign                               --            --            --
                                         ---------     ---------     ---------
                                              --         (25,000)         --
                                         ---------     ---------     ---------
      Deferred:
        Federal                            445,000      (567,000)     (547,000)
        State                               76,000      (100,000)      (97,000)
        Foreign                           (322,000)     (165,000)       96,000
        Change in valuation allowance     (199,000)      832,000       548,000
                                         ---------     ---------     ---------
                                              --            --            --
                                         ---------     ---------     ---------

      Total                              $    --       $ (25,000)    $    --
                                         =========     =========     =========

      At September 30, 2002, the Company had federal tax loss carryforwards of approximately $7 million, expiring in 2020 and had approximately $8 million in state tax loss carryforwards, which commence expiration in 2008. An alternative minimum tax credit of approximately $132,000 is available to offset future regular federal taxes. Research and development credits of approximately $447,000 expire beginning in 2013. In addition, tax loss carryforwards in certain foreign jurisdictions total approximately $4 million.

      The tax effects of significant items comprising the Company's net deferred tax position as of September 30 were approximately as follows:

                                                        2002             2001
      Deferred tax liabilities:
         Depreciation and amortization             $   (30,000)     $  (107,000)
         Other                                         (68,000)            --
         Prepaid expenses                             (130,000)        (108,000)
                                                   -----------      -----------
                                                      (228,000)        (215,000)
                                                   -----------      -----------
      Deferred tax assets:
        Net operating loss carryforwards             4,191,000        4,303,000
        Research and development credits               447,000          442,000
        Accounts and notes receivable reserves         370,000          222,000
        Accrued severence                               58,000          154,000
        Alternative minimum tax credits                132,000          132,000
        Other                                             --            131,000
                                                   -----------      -----------
                                                     5,198,000        5,384,000
                                                   -----------      -----------
      Total                                          4,970,000        5,169,000

      Valuation allowance                           (4,970,000)      (5,169,000)
                                                   -----------      -----------
      Deferred taxes, net                          $      --        $      --
                                                   ===========      ===========

      The Company had profitable domestic operations but continued to have operating losses from international operations for the year ended September 30, 2002. This followed significant losses from operations, both domestically and internationally, over several prior years. Accordingly, management does not believe the tax assets are more likely than not to be realized and a full valuation allowance has been provided. The valuation allowance (decreased) increased by approximately ($199,000) in 2002 and $832,000 in 2001 primarily because the Company maintains a full valuation allowance against the tax assets and such assets (decreased) increased primarily as a result of utilization of or increases in net operating loss carryforwards in each respective year. In 2001, the increase was partially offset by a write-off of deferred tax assets related to Guildsoft operations (Note 2) and partial expiration of state operating loss carryforwards. In 2002, although the domestic net operating loss carryforwards decreased as a result of income recorded domestically, international losses increased, resulting in an overall increase in the related asset.

      The following table reconciles the Company's effective tax rate to the federal statutory rate of 34% for the years ended September 30, 2002, 2001 and 2000:

                                                                  2002             2001             2000
      Provision (benefit) at federal statutory rate           $   288,000      $(1,630,000)     $  (336,000)
      Provision of valuation allowance against currently
        generated net operating loss carryforwards                 42,000        1,598,000          398,000
      Utilization of net operating losses carried forward        (321,000)            --               --
      Other                                                        (9,000)           7,000          (62,000)
                                                              -----------      -----------      -----------
      Provision (benefit) for income taxes                    $      --        $   (25,000)     $      --
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

      Selected information regarding the above stock option plans as of and for the year ended September 30, 2002 is as follows:

                                                            Shares
                                                  Authorized      Available for
                                                   for Grant      Future Grant
      1996 International Plan                       44,444           4,347
      1996 Stock Plan                              494,400          62,269
                                                   -------         -------
                                                   538,844          66,616
                                                   =======         =======

      The following table is a summary of activity for all of the Company's stock option plans:

                                                                   Weighted-
                                                                    Average
                                                     Options        Exercise
                                                   Outstanding       Price
      Outstanding, October 1, 1999                   270,035      $    8.01

          Granted                                     47,738          12.78
          Canceled                                   (35,817)          8.28
          Exercised                                  (41,592)          7.29

      Outstanding, September, 30, 2000               240,364           9.05

          Granted                                     73,567           2.60
          Canceled                                   (63,592)          8.68
          Exercised                                     (334)          2.52

      Outstanding, September 30, 2001                250,005           7.25

          Granted                                    201,441           1.80
          Canceled                                   (49,199)          6.92
          Exercised                                     --             0.00

      Outstanding, September 30, 2002                402,247      $    4.56
                                                    ========
      Exercisable, September 30, 2002                190,739      $    7.09
                                                    ========
      Exercisable, September 30, 2001                159,502      $    8.76
                                                    ========
      Exercisable, September 30, 2000                129,885      $    9.32
                                                    ========

      The following table sets forth information regarding options outstanding at September 30, 2002:

                                  Options Outstanding                                 Options Exercisable
      ----------------------------------------------------------------------         -----------------------
                                                 Weighted-Average Weighted-                        Weighted-
                                                    Remaining      Average                          Average
          Exercise            Number of            Contractual     Exercise                         Exercise
           Prices               Shares            Life (Years)      Price              Shares        Price

        $ 1.10-1.48            152,863            10              $ 1.45              31,567       $ 1.43
          1.80-2.53             21,989             9                2.25               8,442         2.32
          2.63-3.52             91,460             9                2.80              21,631         2.87
          5.20-7.17             53,366             7                5.57              51,816         5.54
         7.61-10.97             41,412             6                9.28              39,438         9.22
        11.52-15.19             34,045             6               13.16              30,733        12.94
        19.41-21.92              4,445             4               20.91               4,445        20.91
           31.78                 2,667             4               31.78               2,667        31.78
                               -------           ---              ------             -------       ------
                               402,247             9              $ 4.56             190,739       $ 7.09
                               =======           ===              ======             =======       ======

      PRO FORMA DISCLOSURE - As described in Note 1, the Company uses the intrinsic method of valuing its stock options to measure compensation expense associated with grants of stock options to employees and directors. Had the Company recognized compensation for its stock options and purchase plans based on the fair value for awards under those plans, pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

                                                                Years Ended September 30,
                                                     ------------------------------------------------
                                                        2002               2001               2000
      Pro forma net income (loss)                    $   586,337     $  (5,596,153)     $  (1,171,846)
      Pro forma net income (loss) per share -
        Basic                                               0.23             (2.33)             (0.57)
        Diluted                                             0.22             (2.33)             (0.57)

      The fair values used to compute pro forma net income (loss) and pro forma net income (loss) per share were estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                                  Years Ended September 30,
                                                -----------------------------
                                                 2002        2001        2000

      Risk-free interest rate                     4.3 %       4.8 %       6.2 %
      Expected life of option grants (years)      3.0         3.0         3.0
      Expected volatility of underlying stock   112.9 %     134.3 %     116.3 %
      Expected dividend payment rate              0.0 %       0.0 %       0.0 %
      Expected forfeiture rate                    0.0 %       0.0 %       0.0 %

      The weighted-average fair value of stock options granted was $1.23, $1.49 and $2.61 for the years ended September 30, 2002, 2001 and 2000, respectively.

      STOCK-BASED COMPENSATION - In November 2001, the Company issued 15,312 shares of common stock with and aggregate fair value of $37,500 to a director for services. The fair value of the stock issued to the director was expensed as the services were provided.

      In fiscal 2001, the Company issued 39,912 shares of common stock with an aggregate fair value of $100,410 to a director for services and a third-party for the purchase of software. The fair value of the stock issued the director ($60,410) was expensed as the services were provided. The fair value of the stock issued the third-party ($40,000) was capitalized as purchased software (see Note 1).

      On January 17, 2001, the Company renewed its two line-of-credit agreements with a bank (see Note 8), in connection therewith, the Company issued the bank a warrant to purchase 15,556 shares of the Company's common at an exercise price of $2.25 per share. The fair market value of the warrant (determined using the Black-Scholes pricing model and the following assumptions: 116% volatility, 10 year estimated life and 6.2% risk-free interest rate) was determined to be $76,333, which has been recorded as an increase in additional paid-in capital and was amortized to interest expense over the one year renewal period.

      On October 30, 2001, the Company again renewed its two line-of-credit agreements with the bank (see Note 8). In connection therewith, the Company issued the bank a warrant to purchase 49,669 shares of the Company's common at an exercise price of $1.51 per share. The fair market value of the warrant (determined using the Black-Scholes pricing model and the following assumptions: 134.3% volatility, 7 year estimated life and 4.8% risk-free interest rate) was determined to be $76,956 which has been recorded as an increase in additional paid-in capital and is being amortized to interest expense over the one year renewal period.

      On May 3, 2002 the Company issued 24,498 shares of its common stock to the bank pursuant to the cashless exercise of the bank's warrants as allowed by the underlying agreements. There are no warrants outstanding at September 30, 2002.

11.   RETIREMENT SAVINGS PLAN

      The Company has a 401(k) retirement savings plan covering substantially all of the Company's full-time domestic employees. Under the provisions of the plan, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company has not made any contributions during 2002, 2001 or 2000.

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

      The following table presents information about the Company's revenue by product lines:

                                               Years Ended September 30,
                                               2002      2001      2000

      Monarch                                    59 %      54 %      55 %
      Q|Service Management                       26        30        30
      Monarch|ES                                 15        16        15
                                                ---       ---       ---
                                                100 %     100 %     100 %
                                                ===       ===       ===

      The Company's conducts operations in the U.S. and internationally (principally in the United Kingdom). The following table presents information about the Company's continuing geographic operations:

                                                        International
                                                        (Principally
                                          Domestic          U.K.)       Eliminations        Total
      Year Ended September 30, 2002
        Total revenue                   $12,659,607     $ 7,904,520     $(1,123,384)     $19,440,743
        Long-lived assets                 1,571,978         436,171                        2,008,149

      Year Ended September 30, 2001
        Total revenue                   $11,141,382     $ 8,153,778     $  (973,909)     $18,321,251
        Long-lived assets                 1,943,505         559,769                        2,503,274

      Year Ended September 30, 2000
        Total revenue                   $14,251,299     $ 9,332,206     $(1,214,868)     $22,368,637
        Long-lived assets                 1,615,423         808,849                        2,424,272

      Export revenue aggregated approximately $4,277,000, $4,367,000 and $5,137,000 in 2002, 2001 and 2000, respectively.

13.   SUBSEQUENT EVENT

      On October 16, 2002, Datawatch acquired 100% of the shares of Auxilor, Inc., in exchange for $127,000 in cash and 14,764 shares of Datawatch common stock valued at approximately $50,000. The purchase agreement also includes an earn-out clause, which provides for a cash payout equal to 10% of the sales of Auxilor products in fiscal 2003. The acquisition will be accounted for using the purchase method of accounting and the Company is currently in the process of allocating the purchase price.

14.   QUARTERLY RESULTS (UNAUDITED)

      SUPPLEMENTARY INFORMATION - Quarterly Results (Unaudited):

                                                            First            Second           Third           Fourth
      Year Ended September 30, 2002:
        Software license revenue                         $ 3,266,349      $ 3,396,038      $ 3,684,256      $ 3,467,549
        Maintenance and service revenue                    1,334,394        1,415,843        1,459,961        1,416,353
        Cost of software licenses                            732,236          711,770          687,207          663,897
        Cost of maintenance and services                     670,002          746,016          686,925          576,436
        Expenses                                           3,089,894        3,117,204        3,475,379        3,437,398
        Income from continuing operations,
         before tax                                          108,611          236,891          294,706          206,171
        Income from continuing operations                    108,611          236,891          294,706          206,171
        Income from discontinued
         operations                                           17,096                0                0                0

        Net income                                           125,707          236,891          294,706          206,171

        Income per share - basic and diluted:
          Continuing operations                          $      0.04      $      0.09      $      0.11      $      0.08
          Discontinued operations                        $      0.01      $      0.00      $      0.00      $      0.00

        Net income per share -
         basic and diluted                               $      0.05      $      0.09      $      0.11      $      0.08

      Year Ended September 30, 2001:
        Software license revenue                         $ 3,596,682      $ 3,212,791      $ 2,866,084      $ 3,078,291
        Maintenance and service revenue                    1,442,268        1,361,864        1,395,269        1,368,002
        Cost of software licenses                            669,184          708,555          714,971          969,365
        Cost of maintenance and services                     935,251          881,958          896,732          850,829
        Expenses                                           3,874,535        4,173,385        4,107,993        4,948,544
        Loss from continuing operations,
         before tax                                         (440,020)      (1,189,243)      (1,458,343)      (2,322,445)
        Loss from continuing operations                     (440,020)      (1,189,243)      (1,458,343)      (2,297,445)
        Income (loss) from discontinued
         operations                                          (33,677)         (26,507)         (43,490)         372,831

        Net loss                                            (473,697)      (1,215,750)      (1,501,833)      (1,924,614)

        Income (loss) per share - basic and diluted:
          Continuing operations                          $     (0.21)     $     (0.49)     $     (0.58)     $     (0.91)
          Discontinued operations                        $     (0.02)     $     (0.01)     $     (0.02)     $      0.15

        Net loss per share -
         basic and diluted                               $     (0.23)     $     (0.50)     $     (0.60)     $     (0.76)

      In the fourth quarter of 2001, the Company recorded an additional amount of $265,000 in royalties expense resulting from refinement of the Company's estimated obligations.

      As discussed in Note 1, in 2002, the Company reclassified payments to certain distributors from marketing expense to a reduction of revenue. These payments have been reclassified from selling and marketing expenses in all periods presented.

                                   * * * * * *

                                  SCHEDULE VIII
                      DATAWATCH CORPORATION & SUBSIDIARIES
                        VALUATION AND QUALIFIED ACCOUNTS



----------------------------------------------------------------------------------------------------
COLUMN A              COLUMN B              COLUMN C              COLUMN D              COLUMN E
----------------------------------------------------------------------------------------------------
                     Balance at        Additions Charged to      Deductions            Balance at
Description     Beginning of Period     Expenses (a) Other      from Reserves         End of Period
----------------------------------------------------------------------------------------------------

Year Ended September 30, 2002
-----------------------------
Allowance-doubtful
 accounts and
 sales returns        $562,068           $302,864   $ --   (d)  ($320,408)(b)(c)        $544,524
                      ------------------------------------------------------------------------------
TOTAL                 $562,068           $302,864   $ --        ($320,408)              $544,524
                      ==============================================================================


Year Ended September 30, 2001
-----------------------------
Allowance-doubtful
 accounts and
 sales returns        $588,439           $554,832   $15,388(d)  ($596,591)(b)(c)        $562,068
                      ------------------------------------------------------------------------------
TOTAL                 $588,439           $554,832   $15,388     ($596,591)              $562,068
                      ==============================================================================

Year Ended September 30, 2000
-----------------------------
Allowance-doubtful
 accounts and
 sales returns        $467,039           $397,700   $   350(d)  ($276,650)(b)(c)        $588,439
                      ------------------------------------------------------------------------------
TOTAL                 $467,039           $397,700   $   350     ($276,650)              $588,439
                      ==============================================================================


(a) Current year provision
(b) Doubtful accounts written off
(c) Product returns
(d) Bad debt recoveries