Form 10-Q
period 2002-12-31
DATAWATCH CORP
filed 2003-02-14
CIK 792130

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________


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
                         Yes  [_]     No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                      Outstanding at February 12, 2003
               -----                      --------------------------------
    Common Stock $0.01 par value                      2,595,990

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

                                TABLE OF CONTENTS
                                -----------------

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Unaudited Financial Statements                                  Page #

      a) Consolidated Condensed Balance Sheets:
         December 31, and September 30, 2002                                3

      b) Consolidated Condensed Statements of Operations:
         Three Months Ended December 31, 2002 and 2001                      4

      c) Consolidated Condensed Statements of Cash Flows:
         Three Months Ended December 31, 2002 and 2001                      5

      d) Notes to Consolidated Condensed Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        20

Item 4.  Controls and Procedures                                           20

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                  *
Item 2.  Changes in Securities and Use of Proceeds                         21
Item 3.  Defaults upon Senior Securities                                    *
Item 4.  Submission of Matters to a Vote of Security Holders                *
Item 5.  Other Information                                                  *
Item 6.  Exhibits and Reports on Form 8-K                                  21

SIGNATURES                                                                 22

CERTIFICATIONS                                                             23

* No information provided due to inapplicability of item.

                                     PART I.

Item 1.  Financial Statements
         --------------------
                     DATAWATCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                       December 31,         September 30,
                                                           2002                 2002
                                                       ------------         ------------
ASSETS

CURRENT ASSETS:
 Cash and equivalents                                  $  3,203,053         $  3,605,044
 Accounts receivable, net                                 2,742,205            3,057,356
 Inventories                                                155,930              170,735
 Prepaid expenses                                           519,326              571,026
                                                       ------------         ------------
     Total current assets                                 6,620,514            7,404,161
                                                       ------------         ------------
PROPERTY AND EQUIPMENT:
 Property and equipment                                   1,869,308            3,328,717
 Less accumulated depreciation and amortization          (1,231,931)          (2,596,107)
                                                       ------------         ------------
     Net property and equipment                             637,377              732,610
                                                       ------------         ------------

OTHER ASSETS                                              1,673,697            1,317,695
                                                       ------------         ------------

TOTAL ASSETS                                           $  8,931,588         $  9,454,466
                                                       ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                      $  1,155,317         $  1,156,966
 Accrued expenses                                         1,630,169            1,996,554
 Deferred revenue                                         1,984,701            2,227,939
                                                       ------------         ------------

     Total current liabilities                            4,770,187            5,381,459
                                                       ------------         ------------

ACCRUED SEVERANCE, less current portion                      10,396               12,795
                                                       ------------         ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock                                                26,024               25,876
 Additional paid-in capital                              21,659,407           21,609,555
 Accumulated deficit                                    (16,901,748)         (16,918,783)
 Accumulated other comprehensive loss                      (492,290)            (516,048)
                                                       ------------         ------------
                                                          4,291,393            4,200,600
 Less treasury stock - at cost                             (140,388)            (140,388)
                                                       ------------         ------------

     Total shareholders' equity                           4,151,005            4,060,212
                                                       ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $  8,931,588         $  9,454,466
                                                       ============         ============

See accompanying notes to consolidated condensed financial statements.

         --------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended
                                                                December 31,
                                                          2002                2001
                                                      -----------         -----------
REVENUE
   Software licenses                                  $ 3,292,881         $ 3,266,349
   Maintenance and services                             1,208,739           1,334,394
                                                      -----------         -----------

       TOTAL REVENUE                                    4,501,620           4,600,743

COSTS AND EXPENSES:
   Cost of software licenses                              567,029             732,236
   Cost of maintenance and services                       614,357             670,002
   Sales and marketing                                  1,524,210           1,523,447
   Engineering and product development                    341,992             323,484
   General and administrative                           1,250,510           1,199,332
   Restructuring and centralization costs                 181,459                --
                                                      -----------         -----------

       TOTAL COSTS AND EXPENSES                         4,479,557           4,448,501
                                                      -----------         -----------

INCOME FROM OPERATIONS                                     22,063             152,242

INTEREST EXPENSE                                           (1,672)            (46,983)
OTHER INCOME, primarily interest                            6,437               4,828
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)                   (9,793)             (1,476)
                                                      -----------         -----------

INCOME FROM CONTINUING OPERATIONS                          17,035             108,611
                                                      -----------         -----------

DISCONTINUED OPERATIONS:
   Gain on sale of Guildsoft                                 --                17,096
                                                      -----------         -----------

INCOME FROM DISCONTINUED OPERATIONS                          --                17,096
                                                      -----------         -----------

NET INCOME                                            $    17,035         $   125,707
                                                      ===========         ===========

NET INCOME PER COMMON SHARE-Basic and diluted:
   Continuing operations                              $      0.01         $      0.04
   Discontinued operations                                   --                  0.01
                                                      -----------         -----------

NET INCOME PER SHARE - Basic and diluted              $      0.01         $      0.05
                                                      ===========         ===========

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic             2,592,839           2,546,922
                                                      ===========         ===========

WEIGHTED AVERAGE SHARES OUTSTANDING - Diluted           2,684,044           2,550,333
                                                      ===========         ===========

See accompanying notes to consolidated condensed financial statements.

         --------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                                 December 31,
                                                                                           2002                2001
                                                                                       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $    17,035         $   125,707
  Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                         180,146             242,820
     Gain on sale of Guildsoft                                                                --               (17,096)
     Loss on disposition of equipment                                                       65,981                --
     Stock-based compensation                                                                 --                37,500
     Changes in current assets and liabilities, net of acquisitions:
        Accounts receivable                                                                470,288             767,464
        Inventories                                                                         16,412              22,019
        Prepaid expenses                                                                    58,746              82,409
        Accounts payable and accrued expenses                                             (657,821)           (530,495)
        Deferred revenue                                                                  (347,694)           (178,892)
                                                                                       -----------         -----------

     Net cash (used in) provided by operating activities                                  (196,907)            551,436
                                                                                       -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and fixtures                                                       (31,851)             (8,928)
  Proceeds from sale of equipment - net                                                      4,662                --
  Proceeds from sale of Guildsoft                                                             --                20,509
  Purchase of Auxilor, Inc., includes direct costs of $59,855                             (172,150)               --
  Long term notes receivable                                                                  (589)               --
  Capitalized software development costs                                                   (26,930)            (62,750)
  Other assets                                                                               1,066               4,522
                                                                                       -----------         -----------

     Net cash used in investing activities                                                (225,792)            (46,647)
                                                                                       -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term obligations                                               (2,399)            (35,886)
  Payments under credit lines, net                                                            --              (405,942)
                                                                                       -----------         -----------

     Net cash used in financing activities                                                  (2,399)           (441,828)
                                                                                       -----------         -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     23,107             (12,516)
                                                                                       -----------         -----------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                                           (401,991)             50,445

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                3,605,044           1,568,691
                                                                                       -----------         -----------

CASH AND EQUIVALENTS, END OF PERIOD                                                    $ 3,203,053         $ 1,619,136
                                                                                       ===========         ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance or 15,312 shares of common stock for services                                      --           $    37,500
                                                                                       ===========         ===========
  Issuance of warrants                                                                        --           $    76,956
                                                                                       ===========         ===========

See accompanying notes to consolidated condensed financial statements.

         --------------------

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation: The accompanying unaudited consolidated condensed financial statements include the accounts of Datawatch Corporation (the "Company") and its wholly owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

        In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. Certain amounts for the period ended December 31, 2001 have been reclassified to conform with the December 31, 2002 presentation.

2. Recent Accounting Pronouncements: In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements SFAS Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 will impact how companies account for sale-leaseback transactions and how gains or losses on debt extinguishments are presented in financial statements. The Company adopted SFAS No. 145 during the three months ended December 31, 2002. Adoption did not have a significant effect on the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities." SFAS No. 146 will impact how companies account for costs incurred with exit activities, such as employee severance and facility closure costs. The Company adopted SFAS No. 146 during the three months ended December 31, 2002. Accordingly, the Company recorded $181,459 in restructuring and centralization costs during the three months ended December 31, 2002. (See note 11.)

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS No. 148 provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will continue to account for its stock-based compensation under the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25.

        In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45

         --------------------

are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. Special disclosures for product warranties under FIN 45 include disclosures on the guarantor's accounting and methodology used in determining its liability and a tabular reconciliation of the changes in the guarantor's product warranty liability for the reporting period. No additional disclosures are required under FIN 45 for the quarter ended December 31, 2002. The Company's policies with regard to warranty are disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2002. The Company has no accrued warranty costs. Adoption of FIN 45 is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

        In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the provisions of the interpretation and does not expect any material impact to the financial statements as a result of adopting this interpretation.

3. Discontinued Operations: On September 20, 2001, the Company sold the operations of Guildsoft Limited, a United Kingdom distribution subsidiary, to a third party, as part of a restructuring plan (Note 11). In December 2001, there was a purchase price settlement between Datawatch and the purchaser of Guildsoft Limited, resulting in a gain of $17,000 which is shown as a gain on the sale of Guildsoft as part of discontinued operations on the accompanying consolidated condensed statement of operations for the three months ended December 31, 2001.

4. Concentration of Credit Risks and Major Customers: The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users under normal credit terms. One customer individually accounted for 15% of revenue for both the three months ended December 31, 2002 and the three months ended December 31, 2001. This same customer accounted for 19% and 23% of outstanding trade receivables as of December 31, 2002 and September 30, 2002, respectively. Other than this customer, no other customer constitutes a significant portion (more than 10%) of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

5. Inventories: Inventories consisted of the following at December 31, 2002 and September 30, 2002:

                                 December 31,   September 30,
                                    2002            2002
                                  --------        --------

            Materials             $114,937        $105,814
            Finished goods          40,993          64,921
                                  --------        --------

            TOTAL                 $155,930        $170,735
                                  ========        ========

         --------------------

6. Comprehensive Income: The following table sets forth the reconciliation of net income to comprehensive income:

                                                    Three Months Ended
                                                        December 31,
                                                    2002            2001
                                                  --------        --------

            Net income                            $ 17,035        $125,707
            Other comprehensive income,
              net of tax:
                Foreign currency translation
                   adjustments                      23,758           2,476
                                                  --------        --------

            Comprehensive income                  $ 40,793        $128,183
                                                  ========        ========

        Accumulated other comprehensive loss reported in the consolidated condensed balance sheets consists only of foreign currency translation adjustments.

7. Earnings per Share: Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the impact, when dilutive, of the exercise of options and warrants using the treasury stock method.

8. Line of Credit: On October 30, 2001 and December 19, 2001, respectively, the Company entered into amended and restated domestic and international credit lines for a period to expire on October 1, 2002. As part of the agreement to enter into these credit lines, warrants to purchase 49,669 shares of the Company's common stock were issued to the bank at an exercise price of $1.51. The fair market value of the warrants (determined by the Black-Scholes pricing model and the following assumptions: 134% volatility, 7 year estimated life and 4.8% risk-free interest rate) was determined to be $76,956 which was recorded in prepaid interest (being recognized as a component of interest expense during the term of the amended agreement period) with a corresponding increase in additional paid in capital. On May 3, 2002, the Company issued 24,498 shares of it common stock to the bank pursuant to the cashless exercise of this warrant and another existing Warrant to Purchase Stock dated January 17, 2001. As a result of this cashless exercise using a conversion right allowed under the terms of both Warrants to Purchase Stock, the bank has no further rights to acquire the Company's common stock under these warrants.

        On November 15, 2002, the Company renewed the domestic bank line-of-credit for a period to expire on October 29, 2003. The renewed domestic credit line, which bears interest at the bank's prime rate plus 3/4% (5% at December 31, 2002), contains customary covenants which require, among other items, that the Company maintain a minimum level of consolidated tangible net worth. The Company has no plans to renew or extend its international line-of-credit which expired on October 1, 2002. The renewed domestic credit line provides for maximum borrowings of the lesser of $1,500,000 or 70% of defined eligible receivables. As of December 31, 2002, the Company had no outstanding borrowings under its bank line-of-credit with approximately $599,000 in borrowings available under the line.

9. Non-cash issuance of Common Stock: In November 2001, the Company issued 15,312 shares of common stock with an aggregate fair value of $37,500 to a director for services. The fair value of the stock issued to the director was expensed as the services were provided.

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

        The following table presents information about the Company's revenue by product lines:
                                           Three Months Ended
                                              December 31,
                                             2002      2001
                                            -----     -----

            Monarch                            59%       55%
            Monarch|ES                         11        16
            Q|SM & Visual Help Desk            30        29
                                            -----     -----
                                              100%      100%
                                            =====     =====


        The Company's operations are conducted in the U.S. and internationally (principally in the United Kingdom). The following tables present information about the Company's geographic operations:

            Total Revenue
            -------------
                                              Domestic       International     Eliminations           Total
                                             ----------        ----------        ----------         ----------

            Three months ended 12/31/02      $2,980,397        $1,809,445        $ (288,222)        $4,501,620
            Three months ended 12/31/01       2,914,331         1,982,457          (296,045)         4,600,743

            Long-lived Assets
            -----------------
                                              Domestic       International     Eliminations           Total
                                             ----------        ----------        ----------         ----------

            At December 31, 2002             $1,977,560        $  333,514        $     --           $2,311,074
            At September 30, 2002             1,571,978           436,171              --            2,008,149

        Export sales aggregated approximately $1,006,000 and $1,056,000, respectively, for the three months ended December 31, 2002 and December 31, 2001.

11. Restructuring and Centralized Operations: During the fourth quarter of fiscal 2001, the Company approved and completed a corporate-wide restructuring plan in an effort to reduce costs and centralize administrative operations. The restructuring plan resulted in charges for severance benefits and related costs for 42 terminated employees. On December 31, 2002, the accrual related to this restructuring totaled $95,000 (reflecting cash payments of approximately $291,000 since September 30, 2001) of which the long-term portion is $10,000. The charges are expected to be fully paid in January 2005.

        During the second quarter of fiscal 2002, there was an additional reorganization undertaken to further improve efficiencies and reduce costs, which resulted in an additional restructuring charge of approximately $88,000 for severance benefits and related costs for 4 terminated employees. The charges for this restructuring were fully paid in July 2002.

        During the first quarter of fiscal 2003, the Company approved and completed a restructuring undertaken to reduce costs related to its international operations, which resulted in an additional restructuring charge of approximately $181,000 for severance benefits for 5 terminated employees and costs resulting from the cancellation of leases and the disposal of fixed assets related to a relocation to smaller facilities. Of these charges, $141,000 was paid during the first quarter with $40,000 accrued as of December 31, 2002. The charges for this restructuring are expected to be fully paid in March 2003.

         --------------------

12. Acquisition: On October 16, 2002, the Company acquired 100% of the outstanding shares of Auxilor, Inc. for a total consideration of approximately $561,000 comprised of $127,000 in cash, 14,764 shares of Datawatch common stock valued at approximately $50,000, direct costs of approximately $60,000, and assumed liabilities totaling approximately $324,000. In exchange, the Company received Auxilor tangible assets valued at approximately $152,000 resulting in $409,000 to be allocated to intangible assets in accordance with SFAS No. 141 and SFAS No. 142. A valuation analysis subsequently allocated approximately $285,000 and $124,000, respectively, to trademarks and acquired software. The Auxilor purchase agreement also includes an earn-out clause, which provides for a cash payout equal to 10% of the sales of Auxilor products in fiscal 2003. The earn-out will be expensed as a cost of revenue as Auxilor products and services are sold. The activities of Auxilor from October 1, 2002 to October 16, 2002 are not consolidated into the Company's consolidated condensed financial statements and are not significant.

13. Commitments: The Company leases various facilities, equipment and automobiles in the U.S. and overseas under noncancelable operating leases which expire through 2006. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $192,000 and $165,000 for the three months ended December 31, 2002 and 2001, respectively.

        As of December 31, 2002, minimum rental commitments under noncancelable operating leases are as follows:

            Year Ending September 30,
            2003                                $  523,753
            2004                                   475,727
            2005                                   368,446
            2006                                   119,784
            Thereafter                                --
                                                ----------
            Total minimum lease payments        $1,487,710
                                                ==========

         The Company is also committed to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $309,000 and $441,000 for the three months ended December 31, 2002 and 2001, respectively. The Company is not obligated to pay any minimum royalty amounts.

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

         Datawatch's principal products are: Monarch, a report mining and business intelligence application that lets users extract and manipulate data from ASCII report files or HTML files produced on any mainframe, midrange, client/server or PC system; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; Monarch|ES, a web-enabled business information portal that allows an organization to quickly deliver business intelligence and decision support derived from existing reporting systems with no new programming or report writing; Q|Service Management ("Q|SM"), a fully internet-enabled IT support solution that incorporates workflow and network management capabilities and provides web access to multiple databases via a standard browser; Visual Help Desk, a web-based help desk and call center solution operating on the IBM Lotus Domino platform, acquired in the Auxilor, Inc. purchase; VorteXML, a data transformation product for the emerging XML market that easily and quickly converts structured text output from any system into valid XML for web services and other uses using any DTD or XDR schema without programming; and Redwing, a plug-in for Adobe Acrobat that lets users extract text and tables from Adobe PDF documents.

CRITICAL ACCOUNTING POLICIES

         In the preparation of financial statements and other financial data, management applies certain accounting policies to transactions that, depending on choices made by management, can result in various outcomes. In order for a reader to understand the following information regarding the financial performance and condition of the Company, an understanding of those accounting policies is important. Certain of those policies are comparatively more important to our financial results and condition than others. The policies that we believe are most important for a reader's understanding of the financial information provided in this report are described below.

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

         The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, VorteXML and Redwing sold directly to end-users, include a guarantee under which such customers may return products within 30 to 60 days for a full refund. The Company offers its distributors the ability to return obsolete versions of its products and slow-moving products for refund or credit. Reserves are provided for potential returns under these arrangements based upon historical experience and anticipated exposures. Returns reserves are primarily calculated by accruing a fixed amount each period, assessing the level of the reserve at the end of the period against anticipated returns and adjusting the reserve as needed. During the three months ended December 31, 2002, changes to the returns reserve were comprised of $50,000 accrued for the returns reserve and approximately $102,000 in returns applied against the reserve. This compares to $50,000 accrued for the returns reserve and approximately $50,000 in returns applied against the returns reserve for the three months ended December 31, 2001. At December 31, 2002, approximately $234,000 was recorded for the returns reserve on the Company's balance sheet, with 82% related to specific accounts, as compared to approximately $285,000, with 70% related to specific accounts, at September 30, 2002.

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on our financial position and results of operations. The Company recorded in its statements of operations, provisions for doubtful accounts of $5,000 and $17,000 for the three months ended December 31, 2002 and 2001, respectively. The Company's balance sheets as of December 31, 2002 and September 30, 2002, include allowances for bad debts of $315,000 and $259,000, respectively.

Capitalized Software Development Costs

         The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. For the three months ended December 31, 2002 and 2001, the Company capitalized software development costs and purchased software totaling $27,000 and $63,000, respectively. For the three months ended December 31, 2002 and 2001, the Company capitalized $27,000 and $12,000 of software development costs, respectively, and the Company purchased and capitalized software amounting to $0 and $51,000, respectively. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), generally 12 to 36 months. For the three months ended December 31, 2002 and 2001, amortization of these costs was approximately $86,000 and $115,000, respectively. The unamortized balance of capitalized software, including approximately $124,000 relating to the acquisition of Auxilor (see Note 12 of the Consolidated Condensed Financial Statements included elsewhere herein), was approximately $1,027,000 at December 31, 2002. The unamortized balance of capitalized software at September 30, 2002 was approximately $962,000.

Foreign Currency Translations

         Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at rates in effect at each balance sheet date. Revenues, expenses and cash flows are translated into U.S. dollars at average rates prevailing when transactions occur. The related translation adjustments are reported as a separate component of shareholders' equity under the heading "Accumulated Other Comprehensive Income (Loss)." Accumulated other comprehensive loss reported in the consolidated balance sheets consists only of foreign currency translation adjustments. At December 31, 2002 and September 30, 2002, the accumulated foreign currency translation loss totaled approximately $492,000 and $516,000, respectively. Foreign currency translation gains arising during the three months ended December 31, 2002 and December 31, 2001 were approximately $24,000 and $2,000, respectively. The Company does not currently engage in foreign currency hedging activities.

RESULTS OF OPERATIONS

Financial information for the three months ended December 31, 2001 has been reclassified to conform with the December 31, 2002 presentation and to comply with the requirements of EITF 01-9 which requires that certain amounts paid by a vendor for advertising and marketing to a customer be recorded as a reduction of revenue, when certain conditions are met. The Company previously accounted for payments of this type to certain distributors as marketing expenses. For the three months ended December 31, 2001, the Company has reclassified payments totaling $20,328 as a reduction of revenue.

Three Months Ended December 31, 2002 and 2001
---------------------------------------------

         Revenue from continuing operations for the three months ended December 31, 2002 was $4,502,000 which represents a decrease of $99,000, or approximately 2%, from revenue of $4,601,000 for the three months ended December 31, 2001. For three months ended December 31, 2002, Monarch, Q|SM and Visual Help Desk, and Monarch|ES sales accounted for 59%, 30% and 11% of total revenue, respectively, as compared to 55%, 29% and 16%, respectively, for the three months ended December 31, 2001.

         Software license revenue for the three months ended December 31, 2002 was $3,293,000 or approximately 73% of total revenue, as compared to $3,266,000 or approximately 71% of total revenue for the three months ended December 31, 2001. This represents an increase of $27,000 or approximately 1% from fiscal 2001 to fiscal 2002. For the three months ended December 31, 2002, Q|SM and Visual Help Desk license revenue increased by $217,000 (Visual Help Desk license revenue accounted for $72,000 of this increase) and Monarch license revenue (including Data Pump, VorteXML and Redwing but excluding Monarch|ES) increased by $100,000 when compared to the three months ended December 31, 2001. Together these increases account for an increase of approximately 10% in total software license revenue. These increases were partially offset by a decrease in Monarch|ES license revenue of $291,000, or 58%, when compared to the same period of fiscal 2001. This decrease accounts for a decrease in total software license revenue of approximately 9%. The Company attributes the decrease in Monarch|ES license revenue to a reduction in corporate spending on high-ticket software solutions due to an uncertain worldwide economy and continuing reactions to the events of September 11, 2001 and ongoing concerns regarding the possible effects of war and terrorism.

         Maintenance and services revenue for the three months ended December 31, 2002 was $1,209,000, or approximately 27% of total revenue, as compared to $1,334,000, or approximately 29% of total revenue, for the three months ended December 31, 2001. This represents a decrease of $125,000 or approximately 9%. This decrease is primarily attributable to a net decrease for Q|SM maintenance and services revenue of $225,000, which accounts for a decrease of approximately 17% in total maintenance and services revenue. This was partially offset by Visual Help Desk, Monarch|ES and Monarch maintenance and services revenue increases of $42,000, $38,000 and $20,000, respectively, which account for an increase of 8% in total maintenance and services revenue. The decrease in Q|SM maintenance and services revenue is the result of reduced revenue from the Company's Q|SM professional services which the Company believes is the result of a declining demand for such services due to a weakened economy in the United Kingdom where they are primarily sold.

         Cost of software licenses for the three months ended December 31, 2002 was $567,000 or approximately 17% of software license revenues, as compared to $732,000 or approximately 22% of software license revenues for the three months ended December 31, 2001. This decrease of $165,000 is primarily attributable to decreased software licenses revenues for Monarch|ES which has a substantially higher cost of royalties than the Company's other products.

         Cost of maintenance and services for the three months ended December 31, 2002 was $614,000 or approximately 51% of maintenance and service revenues, as compared to $670,000 or approximately 50% of maintenance and service revenues, for the three months ended December 31, 2001. This decrease of $56,000 is attributable to the reductions in services headcount and related expenses. The realized cost savings from the reduction in headcount and related expenses was $60,000.

         Sales and marketing expenses were $1,524,000 for the three months ended December 31, 2002, which represents an increase of $1,000 from $1,523,000 for the three months ended December 31, 2001.

         Engineering and product development expenses were $342,000 for the three months ended December 31, 2002, which represents an increase of $19,000 or approximately 6% from $323,000 for the three months ended December 31, 2001. This increase is primarily attributable to engineering and development expenses related to the Visual Help Desk product acquired in the Auxilor purchase. During the three months ended December 31, 2002, the Company capitalized $27,000 in purchased software and software development costs. This compares to $63,000 capitalized in the three months ended December 31, 2001. This decrease in capitalized costs in the first quarter of fiscal 2003, as compared to the first quarter of fiscal 2002, is due to reduced capitalized costs associated with a development project for a new version of Q|SM which was nearing completion in the three months ended December 31, 2002.

         General and administrative expenses were $1,251,000 for the three months ended December 31, 2002, which represents an increase of $52,000 or approximately 4% from $1,199,000 for the three months ended December 31,

2001. This increase is primarily attributable to general and administrative expenses related to the Company's newly acquired Auxilor subsidiary.

         As a result of the foregoing, the income from continuing operations for the three months ended December 31, 2002 was $17,000, which compares to income from continuing operations of $109,000 for the three months ended December 31, 2001. During the three months ended December 31, 2002 and 2001, no benefit or provision for income taxes was recorded due to the availability of loss carryforwards for which valuation allowances had previously been provided. At December 31, 2002, the Company had federal tax loss carryforwards available to offset future taxable income of approximately $7 million; a full valuation reserve has been established against these assets as uncertainty continues to exist regarding the Company's ability to generate sufficient future taxable income for the utilization of these losses.

         In September 2001, Datawatch sold the operations of Guildsoft Limited, a United Kingdom distribution subsidiary, to a third party. In December 2001 there was a purchase price settlement between Datawatch and the purchaser of Guildsoft Limited, resulting in a gain of $17,000 which is shown as a gain on the sale of Guildsoft as part of discontinued operations on the accompanying consolidated condensed statement of operations for the three months ended December 31, 2001.

         Net income for the three months ended December 31, 2002 was $17,000, which compares to net income of $126,000 for the three months ended December 31, 2001.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

         The Company leases various facilities, equipment and automobiles in the U.S. and overseas under noncancelable operating leases which expire through 2006. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $192,000 and $165,000 for the three months ended December 31, 2002 and 2001, respectively.

         As of December 31, 2002, minimum rental commitments under noncancelable operating leases are as follows:

            Year Ending September 30,
            2003                                $  523,753
            2004                                   475,727
            2005                                   368,446
            2006                                   119,784
            Thereafter                                --
                                                ----------
            Total minimum lease payments        $1,487,710
                                                ==========

         The Company is also committed to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $309,000 and $441,000 for the three months ended December 31, 2002 and 2001, respectively. The Company is not obligated to pay any minimum royalty amounts.

         On October 16, 2002, the Company acquired 100% of the shares of Auxilor, Inc. The purchase agreement includes an earn-out clause, which provides for a cash payout equal to 10% of the sales of Auxilor products in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital decreased by approximately $172,000 primarily as a result of the Company's acquisition of Auxilor, Inc. During the three months ended December 31, 2002, approximately $197,000 of cash was used by the Company's operations as compared to approximately $551,000 of cash provided by operations for the three months ended December 31, 2001. During the three month periods ended September 30, 2001, April 30, 2002 and December 31, 2002, management took a series of steps to reduce operating expenses and to restructure operations. See Note 11 to the Consolidated Condensed Financial Statements included elsewhere herein for a further discussion of the reductions in the workforce as well as other restructuring actions taken to reduce operating expenses.

         On November 15, 2002, the Company renewed its domestic bank line-of-credit for a period to expire on October 29, 2003. The renewed domestic line provides for maximum borrowings of the lesser of $1,500,000 or 70% of defined eligible receivables and is collateralized by substantially all assets of the Company. The credit line contains customary covenants which require, among other items, the Company maintain a minimum level of consolidated tangible net worth. Borrowings under the credit line bore interest at the bank's prime rate plus 3/4%, or 5%, at December 31, 2002. The Company had no outstanding borrowings under its bank line-of-credit, with approximately $599,000 in borrowings available under the line, as of December 31, 2002.

         Management believes that by continuing to control operating expenses and capital expenditures and with the borrowings available under its line-of-credit, the Company will have sufficient liquidity through at least September 30, 2003 to fund its cash requirements.

         Management believes that the Company's current operations have not been materially impacted by the effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Standards Accounting Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements SFAS Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 will impact how companies account for sale-leaseback transactions and how gains or losses on debt extinguishments are presented in financial statements. The Company adopted SFAS No. 145 during the three months ended December 31, 2002. Adoption did not have a significant effect on the Company's consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities." SFAS No. 146 will impact how companies account for costs incurred with exit activities, such as employee severance and facility closure costs. The Company adopted SFAS No. 146 during the three months ended December 31, 2002. Accordingly, during the three months ended December 31, 2002, the Company recorded $181,459 in restructuring and centralization costs for severance benefits for 5 terminated employees and costs resulting from the cancellation of leases and the disposal of fixed assets related to a relocation to smaller facilities.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS No. 148 provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will continue to account for its stock-based compensation under the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25.

         In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. Special disclosures for product warranties under FIN 45 include disclosures on the guarantor's accounting and methodology used in determining its liability and a tabular reconciliation of the changes in the guarantor's product warranty liability for the reporting period. No additional disclosures are required under FIN 45 for the quarter ended December 31, 2002. The Company's policies with regard to warranty are disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2002. The Company has no accrued warranty costs. Adoption of FIN 45 is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

         In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the provisions of the interpretation and does not expect any material impact to the financial statements as a result of adopting this interpretation.

RISK FACTORS

         The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts (including, but not limited to statements contained in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Quarterly Report on Form 10-Q relating to liquidity and capital resources) may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward looking statements, which speak only as of the date they are made. The Company disclaims any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in the Company's expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward looking statements. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below and within this Quarterly Report on Form 10-Q, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by the Company from time to time with the Securities and Exchange Commission, including but not limited to, those appearing under the caption "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 2002. The following discussion of the Company's risk factors should be read in conjunction with the financial statements contained herein and related notes thereto. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

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

Dependence on Principal Products

         In the three months ended December 31, 2002, Monarch, Q|SM and Visual Help Desk, and Monarch|ES accounted for approximately 59%, 30% and 11%, respectively, of the Company's total revenue. The Company is wholly dependent on the Monarch, Q|SM, Visual Help Desk and Monarch|ES products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

International Sales

         In the three months ended December 31, 2002 and 2001, international sales accounted for approximately 41% and 44%, respectively, of the Company's total revenue. The Company anticipates that international sales will continue to account for a significant percentage of its total revenue. A significant portion of the Company's total revenue will therefore be subject to risks associated with international sales, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company's intellectual property overseas, seasonality of sales and potentially adverse tax consequences.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

         At December 31, 2002, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments. The Company holds no investment securities that possess significant market risk.

Primary Market Risk Exposures

         The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company utilizes U.S. dollar denominated borrowings to fund its operational needs through its working capital line of credit agreement. The line, which currently bears an interest rate of prime plus 3/4%, or 5%, is subject to annual renewal. Had the interest rate under the line of credit been 10% greater or lesser than actual rates, the impact would not have been material in the Company's consolidated financial statements for the three months ended December 31, 2002. As of December 31, 2002, the Company had no outstanding borrowings under the working capital line.

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

Item 4. Controls and Procedures
        -----------------------

(a) Evaluation of disclosure controls and procedures.
    ------------------------------------------------

         As of a date (the "Evaluation Date") within ninety days prior to the filing date of this Quarterly Report on Form 10-Q, the Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.
    ----------------------------

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

                                    PART II.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         On October 16, 2002, the Company issued 14,764 shares of Common Stock valued at approximately $50,000, to three individuals as part of the consideration given for the purchase of 100% of the shares of Auxilor, Inc. No underwriter was involved in the foregoing issuance of Common Stock. Such issuance was made by the Company in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in Section 4(2) thereof as a transaction by an issuer not involving a public offering.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

A.       Exhibits

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

B.      Reports on Form 8-K

        No Current Report on Form 8-K was filed during the quarterly period ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 14, 2003.



                                             DATAWATCH CORPORATION


                                             /s/ Alan R. MacDougall
                                             ----------------------------------
                                             Alan R. MacDougall
                                             Vice President of Finance and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                 CERTIFICATIONS

I, Robert W. Hagger, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Datawatch Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003
                                        /s/ Robert W. Hagger
                                       ----------------------------------------
                                       Robert W. Hagger
                                       President, Chief Executive Officer and
                                       Director

I, Alan R. MacDougall, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Datawatch Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003
                                        /s/ Alan R. MacDougall
                                       ----------------------------------------
                                       Alan R. MacDougall
                                       Vice President Finance, Chief Financial
                                       Officer, Treasurer and
                                       Assistant Secretary