Form 10-Q
period 2003-03-31
DATAWATCH CORP
filed 2003-05-15
CIK 792130

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO________


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
                                     Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                                    Outstanding at May 12, 2003
            -----                                    ---------------------------
 Common Stock $0.01 par value                                  2,599,694

================================================================================

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                     --------------------------------------

                                TABLE OF CONTENTS
                                -----------------

PART I.   FINANCIAL INFORMATION
-------   ---------------------

Item 1.   Unaudited Financial Statements                                   Page#

          a) Consolidated Condensed Balance Sheets:
             March 31, 2003 and September 30, 2002                            3

          b) Consolidated Condensed Statements of Operations:
             Three Months and Six Months Ended March 31, 2003 and 2002        4

          c) Consolidated Condensed Statements of Cash Flows:
             Six Months Ended March 31, 2003 and 2002                         5

          d) Notes to Consolidated Condensed Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         23

Item 4.   Controls and Procedures                                            23

PART II.  OTHER INFORMATION
--------  -----------------

Item 1.   Legal Proceedings                                                   *
Item 2.   Changes in Securities and Use of Proceeds                          24
Item 3.   Defaults upon Senior Securities                                     *
Item 4.   Submission of Matters to a Vote of Security Holders                24
Item 5.   Other Information                                                   *
Item 6.   Exhibits and Reports on Form 8-K                                   24

SIGNATURES                                                                   25

CERTIFICATIONS                                                               26

*No information provided due to inapplicability of item.

                                     PART I.

Item 1. Financial Statements

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                       March 31,       September 30,
                                                         2003              2002
                                                     ------------      ------------
ASSETS
CURRENT ASSETS:
 Cash and equivalents                                $  3,041,545      $  3,605,044
 Accounts receivable, net                               3,391,616         3,057,356
 Inventories                                              125,777           170,735
 Prepaid expenses                                         597,557           571,026
                                                     ------------      ------------
     Total current assets                               7,156,495         7,404,161
                                                     ------------      ------------

PROPERTY AND EQUIPMENT:
 Property and equipment                                 1,810,352         3,328,717
 Less accumulated depreciation and amortization        (1,255,027)       (2,596,107)
                                                     ------------      ------------
     Net property and equipment                           555,325           732,610
                                                     ------------      ------------

OTHER ASSETS                                            1,507,314         1,317,695
                                                     ------------      ------------

TOTAL ASSETS                                         $  9,219,134      $  9,454,466
                                                     ============      ============



LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                    $    993,264      $  1,156,966
 Accrued expenses                                       1,544,735         1,996,554
 Deferred revenue                                       2,584,401         2,227,939
                                                     ------------      ------------

     Total current liabilities                          5,122,400         5,381,459
                                                     ------------      ------------

ACCRUED SEVERANCE, less current portion                     7,997            12,795
                                                     ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value, 20,000,000 shares
    authorized; issued, 2,606,817 and 2,587,605,
    respectively; outstanding, 2,599,694 and
    2,580,482,  respectively                               26,068            25,876
 Additional paid-in capital                            21,669,132        21,609,555
 Accumulated deficit                                  (16,952,038)      (16,918,783)
 Accumulated other comprehensive loss                    (514,037)         (516,048)
                                                     ------------      ------------
                                                        4,229,125         4,200,600
 Less treasury stock, at cost, 7,123 shares              (140,388)         (140,388)
                                                     ------------      ------------

     Total shareholders' equity                         4,088,737         4,060,212
                                                     ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $  9,219,134      $  9,454,466
                                                     ============      ============

     See accompanying notes to consolidated condensed financial statements.

Item 1.  Financial Statements (continued)
         --------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                               Three Months Ended                 Six Months Ended
                                                                    March 31,                         March 31,
                                                              2003             2002             2003             2002
                                                          -----------      -----------      -----------      -----------
REVENUE
   Software licenses                                      $ 2,627,221      $ 3,396,038      $ 5,920,102      $ 6,662,387
   Maintenance and services                                 1,480,781        1,415,843        2,689,520        2,750,237
                                                          -----------      -----------      -----------      -----------

       TOTAL REVENUE                                        4,108,002        4,811,881        8,609,622        9,412,624
                                                          -----------      -----------      -----------      -----------

COSTS AND EXPENSES:
   Cost of software licenses                                  577,716          711,770        1,144,745        1,444,006
   Cost of maintenance and services                           615,886          746,016        1,230,243        1,416,018
   Sales and marketing                                      1,437,795        1,591,357        2,962,005        3,114,804
   Engineering and product development                        473,261          337,830          815,253          661,314
   General and administrative                               1,057,698        1,076,082        2,308,208        2,275,414
   Restructuring and centralization costs                        --             87,651          181,459           87,651
                                                          -----------      -----------      -----------      -----------

       TOTAL COSTS AND EXPENSES                             4,162,356        4,550,706        8,641,913        8,999,207
                                                          -----------      -----------      -----------      -----------

INCOME FROM OPERATIONS                                        (54,354)         261,175          (32,291)         413,417

INTEREST EXPENSE                                               (4,221)         (26,792)          (5,893)         (73,775)
OTHER INCOME, primarily interest                                8,594            6,040           15,031           10,868
FOREIGN CURRENCY TRANSACTION GAIN (LOSS)                         (309)          (3,532)         (10,102)          (5,008)
                                                          -----------      -----------      -----------      -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                      (50,290)         236,891          (33,255)         345,502
                                                          -----------      -----------      -----------      -----------

DISCONTINUED OPERATIONS:
   Gain on sale of Guildsoft                                     --               --               --             17,096
                                                          -----------      -----------      -----------      -----------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                       --               --               --             17,096
                                                          -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                         $   (50,290)     $   236,891      $   (33,255)     $   362,598
                                                          ===========      ===========      ===========      ===========

NET INCOME (LOSS) PER COMMON SHARE:
   Continuing operations - basic                          ($     0.02)     $      0.09      ($     0.01)     $      0.14
                                                          -----------      -----------      -----------      -----------
   Continuing operations - diluted                        ($     0.02)     $      0.09      ($     0.01)     $      0.13
                                                          -----------      -----------      -----------      -----------
   Discontinued operations - basis and diluted                   --               --               --        $      0.01
                                                          -----------      -----------      -----------      -----------

NET INCOME (LOSS) PER SHARE - Basic and diluted           ($     0.02)     $      0.09      ($     0.01)     $      0.14
                                                          ===========      ===========      ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                    2,596,747        2,555,984        2,594,771        2,551,403
                                                          ===========      ===========      ===========      ===========
   Diluted                                                  2,596,747        2,652,767        2,594,771        2,648,186
                                                          ===========      ===========      ===========      ===========

     See accompanying notes to consolidated condensed financial statements

Item 1.  Financial Statements (continued)
         --------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                         Six Months Ended
                                                                              March 31,
                                                                       2003             2002
                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $   (33,255)     $   362,598
  Adjustments to reconcile net income to net
   cash used in operating activities:
     Depreciation and amortization                                     362,513          462,981
     Gain on sale of Guildsoft                                            --            (17,096)
     Loss on disposition of equipment                                  105,903              848
     Stock-based compensation                                            3,811           37,500
     Changes in current assets and liabilities,
      net of acquisitions:
        Accounts receivable                                           (121,016)         234,486
        Inventories                                                     45,342           23,087
        Prepaid expenses                                               (24,332)          17,075
        Accounts payable and accrued expenses                         (882,252)        (455,505)
        Deferred revenue                                               278,370          223,485
                                                                   -----------      -----------

     Net cash (used in) provided by operating activities              (264,916)         889,459
                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and fixtures                                   (93,845)         (21,081)
  Proceeds from sale of equipment - net                                 22,260              184
  Proceeds from sale of Guildsoft                                         --             20,509
  Purchase of Auxilor, Inc., including direct costs of $59,855        (172,150)            --
  Long term notes receivable                                             6,579             --
  Capitalized software development costs                               (53,880)        (127,542)
  Other assets                                                          82,972            5,193
                                                                   -----------      -----------

     Net cash used in investing activities                            (208,064)        (122,737)
                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                5,957             --
  Principal payments on long-term obligations                           (4,798)         (71,768)
  Payments under credit lines, net                                        --           (403,379)
                                                                   -----------      -----------

     Net cash provided by (used in) financing activities                 1,159         (475,147)
                                                                   -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (91,678)         (51,448)
                                                                   -----------      -----------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                       (563,499)         240,127

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                            3,605,044        1,568,691
                                                                   -----------      -----------

CASH AND EQUIVALENTS, END OF PERIOD                                $ 3,041,545      $ 1,808,818
                                                                   ===========      ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Director stock option acceleration                                     3,811             --
                                                                   ===========      ===========
  Issuance of 15,312 shares of common stock for services                  --        $    37,500
                                                                   ===========      ===========
  Issuance of warrants                                                    --        $    76,956
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

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. Certain amounts for the periods ended March 31, 2002 have been reclassified to conform with the March 31, 2003 presentation.

2. Revenue Recognition: The Company has two software product offerings:
Enterprise Software and Desktop and Server Software. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Enterprise Software products are generally sold directly to end-users. Sales to distributors and resellers accounted for approximately 26% and 22%, respectively, of total sales during the three months ended March 31, 2003 and 2002, and 25% and 20%, respectively, of total sales during the six months ended March 31, 2003 and 2002. Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. All of the Company's software product offerings are "off-the-shelf" as such term is defined by Statement of Position No. 97-2, "Software Revenue Recognition." Our products are relatively straightforward and the software can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

     Desktop and Server Software products are generally not sold in multiple element arrangements. Accordingly, the price paid by the customer is considered the vendor specific objective evidence ("VSOE") of fair value for those products.

     Enterprise Software sales are generally multiple element arrangements which include software license deliverables, professional services and post-contract customer support. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to a software license. In applying the residual method, the Company deducts from the sale proceeds the VSOE of fair value of the services and post-contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and do not involve modification or customization of the software or any other unusual acceptance clauses or terms. Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post-contract customer support services is deferred and recognized ratably over the contract period (generally one year).

     The Company provides its distributors with stock-balancing rights and applies the guidance found in Statement of Financial Accounting Standards No. 48, "Revenue Recognition when Right of Return Exists." Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonable estimated. The Company's experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are

        --------------------

made based on the inventory levels at the various resellers, which the Company monitors frequently. Once the estimates of potential future returns are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment.

3. Stock Options: The following table presents selected information regarding the Company's stock option plans as of March 31, 2003:

                                                                    Shares
                                                                  Authorized    Available for
                                                                   for Grant    Future Grant
                                                                 ------------   ------------
1996 International Employee Non-Qualified Stock Option Plan          44,444          9,764
Datawatch Corporation 1996 Stock Plan                               624,000        150,028
                                                                  ---------      ---------
                                                                    668,444        159,792

     The following table is a summary of combined activity for all of the Company's stock option plans for the six months ended March 31, 2003:


                                             Options        Weighted-Average
                                           Outstanding       Exercise Price
                                          --------------    ----------------

Outstanding, October 1, 2002                  402,247            $ 4.56

    Granted                                    60,167              3.13
    Canceled                                  (23,744)             2.98
    Exercised                                  (4,448)             1.34
                                            ---------          --------
Outstanding, March 31, 2003                   434,222            $ 4.51
                                            =========
Exercisable, March 31, 2003                   233,895            $ 6.34
                                            =========

     The following table presents weighted-average price and life information regarding stock options outstanding and exercisable at March 31, 2003:

                   Options Outstanding                       Options Exercisable
----------------------------------------------------------   -------------------
                              Weighted-Average   Weighted-             Weighted-
                                 Remaining        Average               Average
 Exercise       Number of       Contractual      Exercise              Exercise
  Prices         Shares         Life (Years)       Price     Shares     Price
------------   -----------   -----------------   ---------   ------   ----------
$ 1.48-2.16      150,131            9             $ 1.60     58,268     $ 1.64
  2.53-3.60      150,934            9               2.93     44,114       2.85
  5.20-7.17       53,366            6               5.57     52,540       5.55
 7.61-10.97       39,152            5               9.21     38,334       9.18
11.52-15.19       33,527            5              13.13     33,527      13.13
19.41-21.92        4,445            3              20.91      4,445      20.91
   31.78           2,667            3              31.78      2,667      31.78
                --------           ---            ------   --------     ------
                 434,222            8             $ 4.51    233,895     $ 6.34
                ========           ===            ======   ========     ======

         --------------------

     The Company uses the intrinsic method of valuing its stock options to measure compensation expense associated with grants of stock options to employees and directors. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had the Company recognized compensation for its stock options and purchase plans based on the fair value for awards under those plans, pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

                                                 Three Months Ended March 31,   Six Months Ended March 31,
                                                     2003           2002          2003            2002
                                                 --------------------------    --------------------------
Net income (loss), as reported                   $  (50,290)     $  236,891    $  (33,255)     $  362,598
Less: Total stock-based employee
    compensation expense determined under
    fair value based method for all awards       $  (71,402)     $  (62,426)   $ (140,072)     $ (126,961)
                                                 --------------------------    --------------------------
Pro forma net income (loss)                      $ (121,692)     $  174,465    $ (173,327)     $  235,637
                                                 ==========================    ==========================

Earnings (Loss) per share:
  Basic - as reported                                ($0.02)         $0.09        ($0.01)          $0.14
  Basic - pro forma                                  ($0.05)         $0.07        ($0.07)          $0.09

  Diluted - as reported                              ($0.02)         $0.09        ($0.01)          $0.14
  Diluted - pro forma                                ($0.05)         $0.07        ($0.07)          $0.09

     The fair values used to compute pro forma net income (loss) and pro forma net income (loss) per share were estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                              Three months ended March 31,   Six months ended March 31,
                                                  2003           2002           2003           2002
                                               ----------     ----------     ----------     ----------
Risk-free interest rate                             2.7%          4.7%            3.0%          4.7%
Expected life of option grants (years)              4.0           3.0             4.0           3.0
Expected volatility of underlying stock           116.6%        109.1%          118.1%        115.0%
Expected dividend payment rate                      0.0%          0.0%            0.0%          0.0%
Expected forfeiture rate                            0.0%          0.0%            0.0%          0.0%

     The weighted-average fair value of stock options granted was $2.76 and $1.48, respectively, for the three months ended March 31, 2003 and 2002, and $3.13 and $1.55, respectively, for the six months ended March 31, 2003 and 2002.

4. Concentration of Credit Risks and Major Customers: One customer, Ingram Micro Inc., individually accounted for 19% and 18% of revenue for the three months ended March 31, 2003 and March 31, 2002, respectively, and 17% and 16% of revenue for the six months ended March 31, 2003 and March 31, 2002, respectively. Ingram Micro Inc. accounted for 16% and 23%, respectively, of outstanding trade receivables as of March 31, 2003 and September 30, 2002. The Company sells to Ingram Micro Inc. under a distribution agreement which automatically renews for successive one (1) year terms unless terminated. Other than this customer, no other customer constitutes a significant portion (more than 10%) of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

         --------------------

5. Inventories: Inventories consisted of the following at March 31, 2003 and September 30, 2002:

                                    March 31,     September 30,
                                      2003            2002
                                  ------------    ------------
     Materials                    $    104,425    $    105,814
     Finished goods                     21,352          64,921
                                  ------------    ------------
     TOTAL                        $    125,777    $    170,735
                                  ============    ============


6. Comprehensive Income: The following table sets forth the reconciliation of net income (loss) to comprehensive income (loss):

                                                             Three Months Ended                 Six Months Ended
                                                                  March 31,                         March 31,
                                                            2003            2002              2003            2002
                                                        ------------    ------------      ------------    ------------
     Net income (loss)                                  $    (50,290)   $    236,891      $    (33,255)   $    362,598
     Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustments              (21,747)        (21,653)            2,011         (19,177)
                                                        ------------    ------------      ------------    ------------

     Comprehensive income (loss)                        $    (72,037)   $    215,238      $    (31,244)   $    343,421
                                                        ============    ============      ============    ============

     Accumulated other comprehensive loss reported in the consolidated condensed balance sheets consists only of foreign currency translation adjustments.

7. Earnings (Loss) per Share: Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the impact, when dilutive, of the exercise of options and warrants using the treasury stock method. For the three and six month periods ended March 31, 2003, 74,086 and 83,050 potential shares were excluded from the calculation, respectively, as the effect would be antidilutive.

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

     The following table presents information about the Company's revenue by product lines:

                                   Three Months Ended    Six Months Ended
                                         March 31,            March 31,
                                      2003     2002        2003     2002
                                     ------   ------      ------   ------
     Monarch                            56%      58%         57%      56%
     Datawatch|ES                       12       14          12       15
     Q|SM & Visual Help Desk            32       28          31       29
                                     -----    -----       -----    -----
                                       100%     100%        100%     100%
                                     =====    =====       =====    =====

         --------------------

     The Company's operations are conducted in the U.S. and internationally (principally in the United Kingdom). The following tables present information about the Company's geographic operations:

     Total Revenue
     -------------
                                          Domestic      International    Eliminations       Total
                                          --------      -------------    ------------       ------
     Three months ended 3/31/03          $ 2,696,867     $ 1,664,671     $  (253,536)    $ 4,108,002
     Three months ended 3/31/02            3,066,102       2,008,807        (263,028)      4,811,881

     Six months ended 3/31/03            $ 5,677,264     $ 3,474,116     $  (541,758)    $ 8,609,622
     Six months ended 3/31/02              5,980,433       3,991,264        (559,073)      9,412,624

     Long-lived Assets
     -----------------
                                          Domestic      International    Eliminations       Total
                                          --------      -------------    ------------       ------
     At March 31, 2003                   $ 1,863,787     $   198,852     $       --      $ 2,062,639
     At September 30, 2002                 1,571,978         436,171             --        2,008,149

     The reconciliation of total long-lived assets to the amounts contained in our financial statements is as follows:

                                                 At March 31,   At September 30,
                                                     2003             2002
                                                 -----------    ---------------
     Property and equipment, net                 $   555,325      $   732,610
     Capitalized software development
      costs, net*                                    922,092          962,312
     Restricted cash*                                222,314          221,729
     Trademarks*                                     296,152              --
     Long term notes receivable*                      24,577              --
     Deposits*                                        42,179           91,498
                                                 -----------      -----------
          Total Long-lived assets                $ 2,062,639      $ 2,008,149

     * Included in other assets in the accompanying consolidated financial statements.

     Export sales aggregated approximately $762,000 and $1,112,000, respectively, for the three months ended March 31, 2003 and March 31, 2002, and $1,768,000 and $2,168,000, respectively, for the six months ended March 31, 2003 and March 31, 2002.

9. Line of Credit: On November 15, 2002, the Company renewed its domestic bank line-of-credit for a period to expire on October 29, 2003. The Company also had an international line-of-credit which expired on October 1, 2002. The renewed domestic credit line, which bears interest at the bank's prime rate plus 3/4% (5% at March 31, 2003), contains customary covenants which require, among other items, that the Company maintain a minimum level of consolidated tangible net worth. The renewed domestic credit line provides for maximum borrowings of the lesser of $1,500,000 or 70% of defined eligible receivables. As of March 31, 2003, the Company had no outstanding borrowings under its bank line-of-credit with approximately $617,000 in borrowings available under the line.

10. Restructuring and Centralized Operations: During the fourth quarter of fiscal 2001, the Company approved and completed a corporate-wide restructuring plan in an effort to reduce costs and centralize administrative operations. The restructuring plan resulted in charges for severance benefits and related costs for 42 terminated employees. On March 31, 2003, the accrual related to this restructuring totaled $59,000 (reflecting cash payments of approximately $327,000 since September 30, 2001) of which the long-term portion is $8,000. The charges are expected to be fully paid in January 2005.

     During the second quarter of fiscal 2002, there was an additional reorganization undertaken to further improve efficiencies and reduce costs, which resulted in an additional restructuring charge of approximately $88,000 for severance benefits and related costs for 4 terminated employees. The charges for this restructuring were fully paid in July 2002.

         --------------------

     During the first quarter of fiscal 2003, the Company approved and completed a restructuring undertaken to reduce costs related to its international operations. In accordance with SFAS No. 146, the Company recorded a restructuring charge of approximately $181,000 for severance benefits for 5 terminated employees and costs resulting from the cancellation of leases and the disposal of fixed assets related to a relocation to smaller facilities. The charges for this restructuring were fully paid in February 2003.

11. Acquisition: On October 16, 2002, the Company acquired 100% of the outstanding shares of Auxilor, Inc. for a total consideration of approximately $561,000 comprised of $127,000 in cash, 14,764 shares of Datawatch common stock valued at approximately $50,000, direct costs of approximately $60,000, and assumed liabilities totaling approximately $324,000. In exchange, the Company received Auxilor tangible assets valued at approximately $152,000 resulting in $409,000 to be allocated to intangible assets in accordance with SFAS No. 141 and SFAS No. 142. A valuation analysis subsequently allocated approximately $285,000 and $124,000, respectively, to trademarks and acquired software. The Auxilor purchase agreement also includes an earn-out clause, which provides for a cash payout equal to 10% of the sales of Auxilor products in fiscal 2003. The earn-out will be expensed as a cost of revenue as Auxilor products and services are sold. The activities of Auxilor from October 1, 2002 to October 16, 2002 are not consolidated into the Company's consolidated condensed financial statements and are not significant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations
--------------

GENERAL

     Datawatch Corporation (the "Company" or "Datawatch") is engaged in the design, development, manufacture, marketing, and support of business computer software primarily for the Windows-based market. Its products address the enterprise reporting, business intelligence, data replication and service management markets.

     Datawatch's principal products are: Monarch, a report mining and business intelligence application that lets users extract and manipulate data from ASCII report files or HTML files produced on any mainframe, midrange, client/server or PC system; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; Datawatch|ES (formerly Monarch|ES), a web-enabled business information portal that allows an organization to quickly deliver business intelligence and decision support derived from existing reporting systems with no new programming or report writing; Q|Service Management ("Q|SM"), a fully internet-enabled IT support solution that incorporates workflow and network management capabilities and provides web access to multiple databases via a standard browser; Visual Help Desk, a web-based help desk and call center solution operating on the IBM Lotus Domino platform, acquired in the Auxilor, Inc. purchase; VorteXML, a data transformation product for the emerging XML market that easily and quickly converts structured text output from any system into valid XML for web services and other uses using any DTD or XDR schema without programming; and Redwing, a plug-in for Adobe Acrobat that lets users extract text and tables from Adobe PDF documents.

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

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

     The Company has two software product offerings: Enterprise Software and Desktop and Server Software. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Enterprise Software products are generally sold directly to end-users. Sales to distributors and resellers accounted for approximately 26% and 22%, respectively, of total sales during the three months ended March 31, 2003 and 2002, and 25% and 20%, respectively, of total sales during the six months ended March 31, 2003 and 2002. Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. All of the Company's software product offerings are "off-the-shelf" as such term is defined by Statement of Position No. 97-2, "Software Revenue Recognition." Our products are relatively straightforward and the software can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

     Desktop and Server Software products are generally not sold in multiple element arrangements. Accordingly, the price paid by the customer is considered the vendor specific objective evidence ("VSOE") of fair value for those products.

     Enterprise Software sales are generally multiple element arrangements which include software license deliverables, professional services and post-contract customer support. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to a software license. In applying the residual method, the Company deducts from the sale proceeds the VSOE of fair value of the services and post-contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and do not involve modification or customization of the software or any other unusual acceptance clauses or terms. Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post-contract customer support services is deferred and recognized ratably over the contract period (generally one year).

     The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, VorteXML and Redwing sold directly to end-users, include a guarantee under which such customers may return products within 30 to 60 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in Statement of Financial Accounting Standards No. 48, "Revenue Recognition when Right of Return Exists." Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonable estimated. The Company's experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. During the three months ended March 31, 2003, changes to the returns reserve were comprised of $50,000 accrued for the returns reserve and approximately $152,000 in returns applied against the reserve. This compares to $50,000 accrued for the returns reserve and approximately $72,000 in returns applied against the returns reserve for the three months ended March 31, 2002. During the six months ended March 31, 2003, changes to the returns reserve were comprised of $100,000 accrued for the returns reserve and approximately $244,000 in returns applied against the reserve. This compares to $100,000 accrued for the returns reserve and approximately $122,000 in returns applied against the returns reserve for the six months ended March 31, 2002. At March 31, 2003, approximately $140,000 was recorded for the returns reserve on the Company's balance sheet, with 63% related to specific accounts, as compared to approximately $285,000, with 70% related to specific accounts, at September 30, 2002.

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on our financial position and results of operations. The Company recorded in its statements of operations, provisions for doubtful accounts of $5,000 and $10,000, respectively, for the three months ended March 31, 2003 and 2002, and $10,000 and $27,000, respectively, for the six months ended March 31, 2003 and 2002. The Company had write-offs against its allowances for doubtful accounts of $28,000 and $68,000, respectively, during the three months ended March 31, 2003 and 2002, and $29,000 and $110,000, respectively, for the six months ended March 31, 2003 and 2002. The Company's balance sheets as of March 31, 2003 and September 30, 2002, include allowances for doubtful accounts of $301,000 and $259,000, respectively.

Capitalized Software Development Costs

     The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. For the three months ended March 31, 2003 and 2002, the Company capitalized software development costs and purchased software totaling $27,000 and $65,000, respectively. For the three months ended March 31, 2003 and 2002, the Company capitalized $27,000 and $16,000 of software development costs, respectively, and the Company purchased and capitalized software amounting to $0 and $49,000, respectively. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), generally 12 to 36 months. For the three months ended March 31, 2003 and 2002, amortization of these costs was approximately $101,000 and $90,000, respectively. The unamortized balance of capitalized software, including approximately $93,000 relating to the acquisition of Auxilor (see Note 11 of the Consolidated Condensed Financial Statements included elsewhere herein), was approximately $922,000 at March 31, 2003. The unamortized balance of capitalized software at September 30, 2002 was approximately $962,000.

Foreign Currency Translations

      Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at rates in effect at each balance sheet date. Revenues, expenses and cash flows are translated into U.S. dollars at average rates prevailing when transactions occur. The related translation adjustments are reported as a separate component of shareholders' equity under the heading "Accumulated Other Comprehensive Income (Loss)." Accumulated other comprehensive loss reported in the consolidated balance sheets consists only of foreign currency translation adjustments. At March 31, 2003 and September 30, 2002, the accumulated foreign currency translation loss totaled approximately $514,000 and $516,000, respectively. Foreign currency translation losses arising during the three months ended March 31, 2003 and 2002 were both approximately $22,000. The Company does not currently engage in foreign currency hedging activities.

RESULTS OF OPERATIONS

Financial information for the three months and six months ended March 31, 2002 has been reclassified to conform with the March 31, 2003 presentation and to comply with the requirements of EITF 01-9 which requires that certain amounts paid by a vendor for advertising and marketing to a customer be recorded as a reduction of revenue, when certain conditions are met. The Company previously accounted for payments of this type to certain distributors as marketing expenses. For the three months and six months ended March 31, 2002, the Company has reclassified payments totaling $18,346 and $38,674, respectively, as a reduction of revenue.

Three Months Ended March 31, 2003 and 2002
------------------------------------------

      Revenue from continuing operations for the three months ended March 31, 2003 was $4,108,000 which represents a decrease of $704,000, or approximately 15%, from revenue of $4,812,000 for the three months ended March 31, 2002. For three months ended March 31, 2003, Monarch, Q|SM and Visual Help Desk, and Datawatch|ES sales accounted for 56%, 32% and 12% of total revenue, respectively, as compared to 58%, 28% and 14%, respectively, for the three months ended March 31, 2002. Visual Help Desk revenues which are the result of the recent Auxilor acquisition totaled approximately $150,000 for the three months ended March 31, 2003.

      Software license revenue for the three months ended March 31, 2003 was $2,627,000 or approximately 64% of total revenue, as compared to $3,396,000 or approximately 71% of total revenue for the three months ended March 31, 2002. This represents a decrease of $769,000 or approximately 23% from fiscal 2002 to fiscal 2003. For the three months ended March 31, 2003, Monarch license revenue (including Data Pump, VorteXML and Redwing) decreased by $505,000, Datawatch|ES license revenue decreased by $220,000, and Q|SM and Visual Help Desk license revenue decreased by $44,000 (Visual Help Desk license revenue increased by $100,000, while Q|SM license revenue decreased by $144,000) when compared to the three months ended March 31, 2002. The Company attributes the decrease in software license revenue to concerns regarding the possible effects of war and terrorism on an uncertain worldwide economy and the resulting reduction in corporate spending on software solutions.

      Maintenance and services revenue for the three months ended March 31, 2003 was $1,481,000, or approximately 36% of total revenue, as compared to $1,416,000, or approximately 29% of total revenue, for the three months ended March 31, 2002. This represents an increase of $65,000 or approximately 5%. This increase is primarily attributable to a net increase for Datawatch|ES maintenance and services revenue of $53,000 and an increase for Monarch maintenance and services revenue of $14,000, partially offset by a decrease in Q|SM and Visual Help Desk maintenance and services revenue of approximately $2,000. The increases in Datawatch|ES and Monarch maintenance and services revenue are the result of increased emphasis on the sale of maintenance contracts and professional services during the quarter, which resulted in increased recognizable revenue. It should be noted that while there was a net decrease in Q|SM and Visual Help Desk maintenance and services revenue of only $2,000, professional services revenues for these products decreased by $175,000 while maintenance revenues increased by $173,000 during the three months ended March 31, 2003. The decrease in professional services revenue is primarily the result of decreased in Q|SM professional services revenue which the Company believes is the result of a declining demand for such services due to a weakened economy in the United Kingdom where they are primarily sold.

     Cost of software licenses for the three months ended March 31, 2003 was $578,000 or approximately 22% of software license revenues, as compared to $712,000 or approximately 21% of software license revenues for the three months ended March 31, 2002. This decrease of $134,000 is primarily attributable to decreased software license sales during the quarter.

     Cost of maintenance and services for the three months ended March 31, 2003 was $616,000 or approximately 42% of maintenance and service revenues, as compared to $746,000 or approximately 53% of maintenance and service revenues, for the three months ended March 31, 2002. This decrease of $130,000 is primarily attributable to reductions in services headcount and related expenses.

     Sales and marketing expenses were $1,438,000 for the three months ended March 31, 2003, which represents a decrease of $153,000 from $1,591,000 for the three months ended March 31, 2002. This decrease is primarily attributable to decreases in marketing expenses for direct mail and lead generation. The decrease in direct mail expense totaled $82,000 and the decrease in lead generation expense totaled $75,000 for the three months ended March 31, 2003.

     Engineering and product development expenses were $473,000 for the three months ended March 31, 2003, which represents an increase of $135,000 or approximately 40% from $338,000 for the three months ended March 31, 2002. This increase is primarily attributable to severance charges for product development personnel totaling approximately $84,000 and engineering and development expenses of $54,000 related to the Visual Help Desk product acquired in the Auxilor purchase. During the three months ended March 31, 2003, the Company capitalized $27,000 in purchased software and software development costs. This compares to $65,000 capitalized in the three months ended March 31, 2002. This decrease in capitalized costs in the second quarter of fiscal 2003, as compared to the second quarter of fiscal 2002, is due to reduced capitalized costs associated with a development project for a new version of Q|SM which was completed during the three months ended March 31, 2003.

     General and administrative expenses were $1,058,000 for the three months ended March 31, 2003, which represents a decrease of $18,000 or approximately 2% from $1,076,000 for the three months ended March 31, 2002. This decrease is primarily due to reduced expense levels resulting from cost controls implemented by management, including restructuring activities which took place in the second quarter of fiscal 2002 and the first quarter of fiscal 2003.

     As a result of the foregoing, the loss from continuing operations for the three months ended March 31, 2003 was $50,000, which compares to income from continuing operations of $237,000 for the three months ended March 31, 2002. During the three months ended March 31, 2002, no provision for income taxes was recorded due to the availability of loss carryforwards for which valuation allowances had previously been provided. During the three months ended March 31, 2003, no benefit for the current period operating loss was recorded due to the continued uncertainty regarding eventual recovery of this loss in cash reductions in income taxes. At March 31, 2003, the Company had federal tax loss carryforwards available to offset future taxable income of approximately $7 million; a full valuation reserve has been established against these assets as uncertainty continues to exist regarding the Company's ability to generate sufficient future taxable income for the utilization of these losses.

     Net loss for the three months ended March 31, 2003 was $50,000, which compares to net income of $237,000 for the three months ended March 31, 2002.

Six Months Ended March 31, 2003 and 2002
----------------------------------------

     Revenue from continuing operations for the six months ended March 31, 2003 was $8,610,000 which represents a decrease of $803,000, or approximately 9%, from revenue of $9,413,000 for the six months ended March 31, 2002. For six months ended March 31, 2003, Monarch, Q|SM and Visual Help Desk, and Datawatch|ES sales accounted for 57%, 31% and 12% of total revenue, respectively, as compared to 56%, 29% and 15%, respectively, for the six months ended March 31, 2002. Visual Help Desk revenues which are the result of the recent Auxilor acquisition totaled approximately $264,000 for the six months ended March 31, 2003.

     Software license revenue for the six months ended March 31, 2003 was $5,920,000 or approximately 69% of total revenue, as compared to $6,662,000 or approximately 71% of total revenue for the six months ended March 31, 2002. This represents a decrease of $742,000 or approximately 11% from fiscal 2002 to fiscal 2003. For the six months ended March 31, 2003, Datawatch|ES license revenue decreased by $511,000 and Monarch license revenue (including Data Pump, VorteXML and Redwing) decreased by $405,000 when compared to the six months ended March 31, 2002. Together these decreases account for a decrease of approximately 14% in total software license revenue. These decreases were partially offset by an increase in Q|SM and Visual Help Desk license revenue of $173,000 (Visual Help Desk license revenue increased by $172,000 and Q|SM license revenue increased by $1,000) when compared to the same period of fiscal 2002. This increase accounts for an increase in total software license revenue of approximately 3%. The Company attributes the decrease in software license revenue to concerns regarding the possible effects of war and terrorism on an uncertain worldwide economy and the resulting reduction in corporate spending on software solutions.

     Maintenance and services revenue for the six months ended March 31, 2003 was $2,690,000, or approximately 31% of total revenue, as compared to $2,750,000, or approximately 29% of total revenue, for the six months ended March 31, 2002. This represents a decrease of $60,000 or approximately 2%. This decrease is primarily attributable to a net decrease for Q|SM maintenance and services revenue of $277,000, which accounts for a decrease of approximately 10% in total maintenance and services revenue. This was partially offset by Visual Help Desk, Datawatch|ES and Monarch maintenance and services revenue increases of $92,000, $91,000 and $34,000, respectively, which account for an increase of 8% in total maintenance and services revenue. The decrease in Q|SM maintenance and services revenue is the result of reduced revenue from the Company's Q|SM professional services (decrease of $451,000 for the six months ended March 31, 2003) which the Company believes is the result of a declining demand for such services due to a weakened economy in the United Kingdom where they are primarily sold. This decline in Q|SM professional services revenue was partially offset by an increase in Q|SM maintenance revenue of approximately $174,000.

     Cost of software licenses for the six months ended March 31, 2003 was $1,145,000 or approximately 19% of software license revenues, as compared to $1,444,000 or approximately 22% of software license revenues for the six months ended March 31, 2002. This decrease of $299,000 is primarily attributable to decreased software license sales during the six months ended March 31, 2003, especially those for Datawatch|ES which has a substantially higher cost of royalties than the Company's other products.

     Cost of maintenance and services for the six months ended March 31, 2003 was $1,230,000 or approximately 46% of maintenance and service revenues, as compared to $1,416,000 or approximately 51% of maintenance and service revenues, for the six months ended March 31, 2002. This decrease of $186,000 is primarily attributable to the reductions in services headcount and related expenses.

     Sales and marketing expenses were $2,962,000 for the six months ended March 31, 2003, which represents a decrease of $153,000 from $3,115,000 for the six months ended March 31, 2002. This decrease is primarily attributable to decreases in marketing expenses for direct mail and lead generation, partially offset by an increase in sales and marketing expenses for services provided by outside consultants. The decrease in direct mail expense totaled $183,000 and the decrease in lead generation expense totaled $134,000. The increase in sales and marketing expenses for services provided by outside consultants was $134,000.

     Engineering and product development expenses were $815,000 for the six months ended March 31, 2003, which represents an increase of $154,000 or approximately 23% from $661,000 for the six months ended March 31, 2002. This increase is attributable to severance charges for product development personnel totaling approximately $84,000 and engineering and development expenses of $81,000 related to the Visual Help Desk product acquired in the Auxilor purchase. During the six months ended March 31, 2003, the Company capitalized $54,000 in purchased software and software development costs. This compares to $128,000 capitalized in the six months ended March 31, 2002. This decrease in capitalized costs during the six months ended March 31, 2003, as compared to the six months ended March 31, 2002, is due to reduced capitalized costs associated with a development project for a new version of Q|SM which was completed during the quarter ended March 31, 2003.

     General and administrative expenses were $2,308,000 for the six months ended March 31, 2003, which represents an increase of $33,000 or approximately 1% from $2,275,000 for the six months ended March 31, 2002. This increase is primarily attributable to general and administrative expenses of $95,000 related to the Company's newly acquired Auxilor subsidiary offset by reductions in international general and administrative expenses.

     As a result of the foregoing, the loss from continuing operations for the six months ended March 31, 2003 was $33,000, which compares to income from continuing operations of $346,000 for the six months ended March 31, 2002. During the six months ended March 31, 2003 and 2002, no benefit or provision for income taxes was recorded due to the availability of loss carryforwards for which valuation allowances had previously been provided. At March 31, 2003, the Company had federal tax loss carryforwards available to offset future taxable income of approximately $7 million; a full valuation reserve has been established against these assets as uncertainty continues to exist regarding the Company's ability to generate sufficient future taxable income for the utilization of these losses.

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

     Net loss for the six months ended March 31, 2003 was $33,000, which compares to net income of $363,000 for the six months ended March 31, 2002.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

     The Company leases various facilities, equipment and automobiles in the U.S. and overseas under noncancelable operating leases which expire through 2006. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $131,000 and $166,000 for the three months ended March 31, 2003 and 2002, respectively, and approximately $323,000 and $332,000 for the six months ended March 31, 2003 and 2002, respectively.

     As of March 31, 2003, minimum rental commitments under noncancelable operating leases are as follows:

     Year Ending September 30,
     2003                                                  $   357,359
     2004                                                      477,269
     2005                                                      370,185
     2006                                                      120,215
     Thereafter                                                   --
                                                           -----------
     Total minimum lease payments                          $ 1,325,028
                                                           ===========

     The Company is also committed to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $332,000 and $490,000 for the three months ended March 31, 2003 and 2002, respectively, and approximately $689,000 and $978,000 for the six months ended March 31, 2003 and 2002, respectively. The Company is not obligated to pay any minimum royalty amounts.

     On October 16, 2002, the Company acquired 100% of the shares of Auxilor, Inc. The purchase agreement includes an earn-out clause, which provides for a cash payout equal to 10% of the sales of Auxilor products in fiscal 2003. Accordingly, the Company expensed earn-out payments of approximately $15,000 and $26,000, respectively, during the three months and six months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased by approximately $11,000 during the six months ended March 31, 2003. During the six months ended March 31, 2003, approximately $265,000 of cash was used by the Company's operations as compared to approximately $889,000 of cash provided by operations for the six months ended March 31, 2002. During the three month periods ended September 30, 2001, March 31, 2002 and December 31, 2002, management took a series of steps to reduce operating expenses and to restructure operations. See Note 10 to the Consolidated Condensed Financial Statements included elsewhere herein for a further discussion of the reductions in the workforce as well as other restructuring actions taken to reduce operating expenses.

     During the six months ended March 31, 2003 net cash used in operating activities was primarily the result of cash payments required to reduce the assumed liabilities resulting from the purchase of Auxilor, Inc., decreases in accounts payable and accrued expenses, and an increase in accounts receivable, partially offset by a increase in deferred revenue and a decrease in inventories. As discussed in Note 11 of the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, the Company assumed liabilities totaling approximately $324,000 as a result of the acquisition of Auxilor. From the date of acquisition of Auxilor to March 31, 2003, approximately $214,000 was used to reduce these assumed liabilities. The decrease in accounts payable during the six months ended March 31, 2003 was primarily the result of reduced expense levels due to the restructuring which took place during the quarter ended December 31, 2002. The decrease in accrued expenses which took place during the same period was primarily the result of a reduction in accrued royalties due to outside developers and the payment of annual bonuses. The increase in accounts receivable is primarily due to the large number of maintenance contracts invoiced during the quarter ended March 31, 2003 but remaining in accounts receivable as of March 31, 2003. This also primarily accounts for the increase in deferred revenue as the revenue from maintenance contracts is deferred at the time of invoicing and recognized over the term of the maintenance contract. The decrease in inventory is the result of reduced inventory levels for Monarch desktop products.

     On November 15, 2002, the Company renewed its domestic bank line-of-credit for a period to expire on October 29, 2003. The renewed domestic line provides for maximum borrowings of the lesser of $1,500,000 or 70% of defined eligible receivables and is collateralized by substantially all assets of the Company. The credit line contains customary covenants which require, among other items, the Company maintain a minimum level of consolidated tangible net worth. Borrowings under the credit line bore interest at the bank's prime rate plus 3/4%, or 5%, at March 31, 2003. The Company had no outstanding borrowings under its bank line-of-credit, with approximately $617,000 in borrowings available under the line, as of March 31, 2003.

     Management believes that by continuing to control operating expenses and capital expenditures and with the borrowings available under its line-of-credit, the Company will have sufficient liquidity through at least September 30, 2003 to fund its cash requirements.

     Management believes that the Company's current operations have not been materially impacted by the effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Standards Accounting Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements SFAS Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 will impact how companies account for sale-leaseback transactions and how gains or losses on debt extinguishments are presented in financial statements. The Company adopted SFAS No. 145 on October 1, 2002. Adoption did not have a significant effect on the Company's consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities." SFAS No. 146 will impact how companies account for costs incurred with exit activities, such as employee severance and facility closure costs. The Company adopted SFAS No. 146 on October 1, 2002. Accordingly, the Company recorded $181,459 in restructuring and centralization costs for severance benefits for 5 terminated employees and costs resulting from the cancellation of leases and the disposal of fixed assets related to a relocation to smaller facilities. (See Note 10 of the consolidated condensed financial statements elsewhere herein.)

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS No. 148 provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted the disclosure provisions for the interim periods ending March 31, 2003. The Company will continue to account for its stock-based compensation under the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25. (See
Note 3 of the consolidated condensed financial statements elsewhere herein.)

     In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The Company's policies with regard to warranty are disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2002. The Company does not have an accrued warranty liability at any reporting date. The Company is not a guarantor under any arrangement.

     In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" with the objective of improving financial reporting by companies involved with variable interest entities. The Company is not involved with any variable interest entities as defined within this interpretation. No additional disclosures are required under FIN 46 for the quarter ended March 31, 2003.

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

Weakening of World Wide Economic Conditions and the Computer Software Market May Result in Lower Revenue Growth Rates or Decreased Revenues

     The revenue growth and profitability of the Company's business depends on the overall demand for computer software and services, particularly in the markets in which it competes. Because the Company's sales are primarily to major corporate customers, its business also depends on general economic and business conditions. A softening of demand for computer software and services, caused by a weakening of the economy in the United States or abroad, may result in lower revenue growth rates, decreased revenues or reduced profitability. In addition, recent terrorist attacks against the United States, and the United States military response to these attacks, as well as the worldwide reaction to SARS, have added to economic and political uncertainty which may adversely affect worldwide demand for computer software and services and result in significant fluctuations in the value of foreign currencies. In a weakened economy, the Company cannot be assured that it will be able to effectively promote future growth in its software and services revenues or maintain profitability.

Dependence on Principal Products

     In the six months ended March 31, 2003, Monarch, Q|SM and Visual Help Desk, and Datawatch|ES accounted for approximately 57%, 31% and 12%, respectively, of the Company's total revenue. The Company is wholly dependent on the Monarch, Q|SM, Visual Help Desk and Datawatch|ES products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

International Sales

     In the six months ended March 31, 2003 and 2002, international sales accounted for approximately 42% and 44%, respectively, of the Company's total revenue. The Company anticipates that international sales will continue to account for a significant percentage of its total revenue. A significant portion of the Company's total revenue will therefore be subject to risks associated with international sales, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company's intellectual property overseas, seasonality of sales and potentially adverse tax consequences.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

     At March 31, 2003, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments. The Company holds no investment securities that possess significant market risk.

Primary Market Risk Exposures

     The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company utilizes U.S. dollar denominated borrowings to fund its operational needs through its working capital line of credit agreement. The line, which currently bears an interest rate of prime plus 3/4%, or 5%, is subject to annual renewal. Had the interest rate under the line of credit been 10% greater or lesser than actual rates, the impact would not have been material in the Company's consolidated financial statements for the three months ended March 31, 2003. As of March 31, 2003, the Company had no outstanding borrowings under the working capital line.

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

Item 4. Controls and Procedures
        -----------------------

(a) Evaluation of disclosure controls and procedures.
    -------------------------------------------------

     As of a date (the "Evaluation Date") within ninety days prior to the filing date of this Quarterly Report on Form 10-Q, the Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are operating in an effective manner and are designed to ensure that material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its goals under all reasonably foreseeable circumstances.

(b) Changes in internal controls.
    -----------------------------

      There were no significant changes in the Company's internal controls or, to the knowledge of the Company, in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date, nor were there any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

A. The Annual Meeting of Stockholders of Datawatch Corporation was held on March 7, 2003.

B. The directors elected at the meeting are Robert W. Hagger, Kevin R. Morano, Richard de J. Osborne, Terry W. Potter, David T. Riddiford and James Wood, which constitute all of the directors of the Company.

C. A vote was proposed to elect the following nominees to the Board of Directors to serve for the ensuing year or until their respective successors are duly elected and qualified:

     Nominee                       Total Votes For        Total Votes Against
     -------                       ---------------        -------------------
     Robert W. Hagger                 2,304,163                  64,548
     Kevin R. Morano                  2,304,163                  64,548
     Richard de J. Osborne            2,304,163                  64,548
     Terry W. Potter                  2,304,163                  64,548
     David T. Riddiford               2,303,419                  65,292
     James Wood                       2,304,163                  64,548

     A proposal to approve an increase in the number of shares of Common Stock, $.01 par value, available for issuance under the Datawatch 1996 Stock Plan (the "1996 Stock Plan") from 494,400 to 624,000 shares, was approved and adopted with 2,239,021 shares voting in favor, 127,545 voting against, and 2,145 abstaining.

D.   No information provided due to inapplicability of item.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

A.     Exhibits

10.1   1996 Stock Plan as amended as of March 7, 2003. (filed herewith)

10.2 Distribution Agreement, dated December 10, 1992, by and between Datawatch Corporation and Ingram Micro Inc. (filed herewith)

99.1 CEO Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2 CFO Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

     * The Company has the originally signed certificate and will provide it to the Securities and Exchange Commission upon request.

B. Reports on Form 8-K

     No Current Report on Form 8-K was filed during the quarterly period ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2003.



                                         DATAWATCH CORPORATION


                                         /s/ Alan R. MacDougall
                                         --------------------------------
                                         Alan R. MacDougall
                                         Vice President of Finance and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

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


Date: May 15, 2003
                                         /s/ Robert W. Hagger
                                         ----------------------------------
                                         Robert W. Hagger
                                         President, Chief Executive
                                         Officer and Director

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


Date: May 15, 2003
                                         /s/ Alan R. MacDougall
                                         -------------------------------
                                         Alan R. MacDougall
                                         Vice President Finance, Chief
                                         Financial Officer, Treasurer
                                         and Assistant Secretary