Form 10-Q
period 2003-06-30
DATAWATCH CORP
filed 2003-08-14
CIK 792130

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  -------------
                                    FORM 10-Q
                                  -------------


(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                    OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______


                        COMMISSION FILE NUMBER: 000-19960



                              DATAWATCH CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           DELAWARE                                              02-0405716
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)


                                175 CABOT STREET
                                    SUITE 503
                           LOWELL, MASSACHUSETTS 01854
--------------------------------------------------------------------------------
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                            Outstanding at August 11, 2003
              -----                            ------------------------------
   Common Stock $0.01 par value                           2,604,698

================================================================================

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                     --------------------------------------

                                TABLE OF CONTENTS
                                -----------------




PART I.    FINANCIAL INFORMATION
--------------------------------

Item 1.    Unaudited Financial Statements                                 Page #

           a)  Consolidated Condensed Balance Sheets:
               June 30, 2003 and September 30, 2002                          3

           b)  Consolidated Condensed Statements of Operations:
               Three Months and Nine Months Ended June 30, 2003 and 2002     4

           c)  Consolidated Condensed Statements of Cash Flows:
               Nine Months Ended June 30, 2003 and 2002                      5

           d)  Notes to Consolidated Condensed Financial Statements          6


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        12


Item 3.    Quantitative and Qualitative Disclosures About Market Risk       24


Item 4.    Internal Controls and Procedures                                 24




PART II.   OTHER INFORMATION
----------------------------

Item 1.    Legal Proceedings                                                 *

Item 2.    Changes in Securities and Use of Proceeds                        25

Item 3.    Defaults upon Senior Securities                                   *

Item 4.    Submission of Matters to a Vote of Security Holders               *

Item 5.    Other Information                                                 *

Item 6.    Exhibits and Reports on Form 8-K                                 25


SIGNATURES                                                                  26




* No information provided due to inapplicability of item.

                                     PART I.

Item 1.    Unaudited Financial Statements
           ------------------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                     JUNE 30,        SEPTEMBER 30,
                                                                       2003              2002
                                                                   ------------      ------------
ASSETS

CURRENT ASSETS:
 Cash and equivalents                                              $  4,320,823      $  3,605,044
 Accounts receivable, net                                             3,576,286         3,057,356
 Inventories                                                            117,209           170,735
 Prepaid expenses                                                       547,043           571,026
                                                                   ------------      ------------
     Total current assets                                             8,561,361         7,404,161
                                                                   ------------      ------------
PROPERTY AND EQUIPMENT:
 Property and equipment                                               1,848,292         3,328,717
 Less accumulated depreciation and amortization                      (1,354,032)       (2,596,107)
                                                                   ------------      ------------
     Net property and equipment                                         494,260           732,610
                                                                   ------------      ------------

OTHER ASSETS                                                          1,357,552         1,317,695
                                                                   ------------      ------------
TOTAL ASSETS                                                       $ 10,413,173      $  9,454,466
                                                                   ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                  $    859,795      $  1,156,966
 Accrued expenses                                                     1,840,580         1,996,554
 Deferred revenue                                                     2,828,214         2,227,939
                                                                   ------------      ------------
     Total current liabilities                                        5,528,589         5,381,459
                                                                   ------------      ------------
ACCRUED SEVERANCE, less current portion                                   5,598            12,795
                                                                   ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value, 20,000,000 shares authorized;
   issued, 2,606,817 and 2,587,605, respectively; outstanding,
   2,599,694 and 2,580,482, respectively                                 26,068            25,876
 Additional paid-in capital                                          21,669,132        21,609,555
 Accumulated deficit                                                (16,253,865)      (16,918,783)
 Accumulated other comprehensive loss                                  (421,961)         (516,048)
                                                                   ------------      ------------
                                                                      5,019,374         4,200,600
 Less treasury stock, at cost, 7,123 shares                            (140,388)         (140,388)
                                                                   ------------      ------------
     Total shareholders' equity                                       4,878,986         4,060,212
                                                                   ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 10,413,173      $  9,454,466
                                                                   ============      ============

See accompanying notes to consolidated condensed financial statements.

           ------------------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                                     THREE MONTHS ENDED JUNE 30,         NINE MONTHS ENDED JUNE 30,
                                                   ------------------------------      ------------------------------
                                                       2003              2002              2003              2002
                                                   ------------      ------------      ------------      ------------
REVENUE
   Software licenses                               $  3,603,543      $  3,684,256      $  9,523,645      $ 10,346,643
   Maintenance and services                           1,497,113         1,459,961         4,186,633         4,210,198
                                                   ------------      ------------      ------------      ------------
       TOTAL REVENUE                                  5,100,656         5,144,217        13,710,278        14,556,841
                                                   ------------      ------------      ------------      ------------

COSTS AND EXPENSES:
   Cost of software licenses                            774,824           687,207         1,919,569         2,131,213
   Cost of maintenance and services                     563,485           686,925         1,793,728         2,102,943
   Sales and marketing                                1,663,566         1,862,439         4,625,571         4,977,243
   Engineering and product development                  390,283           310,822         1,205,536           972,136
   General and administrative                         1,012,626         1,287,763         3,320,834         3,563,177
   Restructuring and centralization costs                    --                --           181,459            87,651
                                                   ------------      ------------      ------------      ------------
       TOTAL COSTS AND EXPENSES                       4,404,784         4,835,156        13,046,697        13,834,363
                                                   ------------      ------------      ------------      ------------

INCOME FROM OPERATIONS                                  695,872           309,061           663,581           722,478

INTEREST EXPENSE                                         (1,106)          (24,584)           (6,999)          (98,359)
OTHER INCOME, primarily interest                          9,773             4,351            24,804            15,219
FOREIGN CURRENCY TRANSACTION (LOSS) GAIN                 (5,866)            5,878           (15,968)              870
PROVISION FOR INCOME TAX                                   (500)               --              (500)               --
                                                   ------------      ------------      ------------      ------------

INCOME FROM CONTINUING OPERATIONS                       698,173           294,706           664,918           640,208
                                                   ------------      ------------      ------------      ------------
DISCONTINUED OPERATIONS
   Gain on sale of Guildsoft                                 --                --                --            17,096
                                                   ------------      ------------      ------------      ------------
NET INCOME                                         $    698,173      $    294,706      $    664,918      $    657,304
                                                   ============      ============      ============      ============

NET INCOME PER COMMON SHARE:
   Continuing operations - basic                   $       0.27      $       0.11      $       0.26      $       0.25
                                                   ------------      ------------      ------------      ------------
   Continuing operations - diluted                 $       0.26      $       0.11      $       0.25      $       0.24
                                                   ------------      ------------      ------------      ------------
   Discontinued operations - basis and diluted               --                --                --      $       0.01
                                                   ------------      ------------      ------------      ------------

NET INCOME PER SHARE - Basic                       $       0.27      $       0.11      $       0.26      $       0.26
                                                   ============      ============      ============      ============
NET INCOME PER SHARE - Diluted                     $       0.26      $       0.11      $       0.25      $       0.25
                                                   ============      ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                              2,599,694         2,571,868         2,596,413         2,558,225
                                                   ============      ============      ============      ============
   Diluted                                            2,665,295         2,684,209         2,673,489         2,670,566
                                                   ============      ============      ============      ============

See accompanying notes to consolidated condensed financial statements.

           ------------------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      NINE MONTHS ENDED JUNE 30,
                                                                                    ------------------------------
                                                                                        2003              2002
                                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $    664,918      $    657,304
  Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                       622,966           689,915
     Gain on sale of Guildsoft                                                                --           (17,096)
     Loss on disposition of equipment                                                    108,436               848
     Stock-based compensation                                                              3,811            37,500
     Changes in current assets and liabilities, net of acquisitions:
        Accounts receivable                                                             (183,304)          738,175
        Inventories                                                                       56,281            52,904
        Prepaid expenses                                                                  39,701           131,704
        Accounts payable and accrued expenses                                           (772,527)         (494,893)
        Deferred revenue                                                                 440,492           115,176
                                                                                    ------------      ------------
     Net cash provided by operating activities                                           980,774         1,911,537
                                                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and fixtures                                                    (104,177)          (94,748)
  Proceeds from sale of equipment - net                                                   22,793               191
  Proceeds from sale of Guildsoft                                                             --            20,509
  Purchase of Auxilor, Inc., including direct costs of $59,855                          (172,150)               --
  Long term notes receivable                                                               5,959                --
  Capitalized software development costs                                                 (53,880)         (174,042)
  Other assets                                                                            56,183             8,268
                                                                                    ------------      ------------
     Net cash used in investing activities                                              (245,272)         (239,822)
                                                                                    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                                  5,957                --
  Principal payments on long-term obligations                                             (7,197)         (107,652)
  Payments under credit lines, net                                                            --          (635,000)
                                                                                    ------------      ------------

     Net cash used in financing activities                                                (1,240)         (742,652)
                                                                                    ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (18,483)             (696)
                                                                                    ------------      ------------

NET INCREASE IN CASH AND EQUIVALENTS                                                     715,779           928,367

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                              3,605,044         1,568,691
                                                                                    ------------      ------------
CASH AND EQUIVALENTS, END OF PERIOD                                                 $  4,320,823      $  2,497,058
                                                                                    ============      ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Director stock option acceleration                                                $      3,811      $         --
                                                                                    ============      ============
  Issuance of 15,312 shares of common stock for services                            $         --      $     37,500
                                                                                    ============      ============
  Issuance of warrants                                                              $         --      $     76,956
                                                                                    ============      ============

See accompanying notes to consolidated condensed financial statements.

           ------------------------------

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

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. Certain amounts for the periods ended June 30, 2002 have been reclassified to conform with the June 30, 2003 presentation.

2.   Revenue Recognition: The Company has two software product offerings:
Enterprise Software and Desktop and Server Software. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Enterprise Software products are generally sold directly to end-users. Sales to distributors and resellers accounted for approximately 31% and 28%, respectively, of total sales during the three months ended June 30, 2003 and 2002, and 27% and 24%, respectively, of total sales during the nine months ended June 30, 2003 and 2002. Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. All of the Company's software product offerings are "off-the-shelf" as such term is defined by Statement of Position No. 97-2, "Software Revenue Recognition." Our products are relatively straightforward and the software can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

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

     The Company provides its distributors with stock-balancing rights and applies the guidance found in Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists." Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company's experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various resellers, which the Company monitors frequently. Once the estimates of

           ------------------------------

potential future returns are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated and amounts provided by management.

3. Stock Options: The following table presents selected information regarding the Company's stock option plans as of June 30, 2003:
                                                          SHARES
                                                 AUTHORIZED    AVAILABLE FOR
                                                  FOR GRANT    FUTURE GRANT
                                                 ----------     ----------
1996 International Employee Non-Qualified
   Stock Option Plan                                44,444           9,765
Datawatch Corporation 1996 Stock Plan              624,000         167,887
                                                 ----------     ----------
                                                   668,444         177,652
                                                 ==========     ==========


     The following table is a summary of combined activity for all of the Company's stock option plans for the nine months ended June 30, 2003:

                                           OPTIONS        WEIGHTED-AVERAGE
                                         OUTSTANDING       EXERCISE PRICE
                                          ----------         ----------
Outstanding, October 1, 2002                 402,247         $     4.56
    Granted                                   60,167               3.13
    Canceled                                 (46,937)              5.03
    Exercised                                 (4,448)              1.34
                                          ----------         ----------
Outstanding, June 30, 2003                   411,029         $     4.33
                                          ==========
Exercisable, June 30, 2003                   249,762         $     5.67
                                          ==========


     The following table presents weighted-average price and life information regarding stock options outstanding and exercisable at June 30, 2003:

                OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
------------------------------------------------------   --------------------
                          WEIGHTED-AVERAGE   WEIGHTED-              WEIGHTED-
                             REMAINING        AVERAGE                AVERAGE
  EXERCISE      NUMBER OF   CONTRACTUAL      EXERCISE               EXERCISE
   PRICES        SHARES     LIFE (YEARS)       PRICE      SHARES      PRICE
-------------   ---------   --------------   ---------   --------   ---------
$ 1.45 - 2.16     150,131                9   $    1.52     69,947   $    1.53
 2.53 - 3.60      135,684                9        2.92     55,180        2.87
 5.20 - 7.17       51,647                6        5.52     51,290        5.52
7.61 - 10.97       37,522                5        9.15     37,300        9.14
11.52 - 15.19      32,489                5       13.06     32,489       13.06
    19.41             889                4       19.41        889       19.41
    31.78           2,667                3       31.78      2,667       31.78
                ---------   --------------   ---------   --------   ---------
                  411,029                8   $    4.33    249,762   $    5.67
                =========   ==============   =========   ========   =========

           ------------------------------

     The Company uses the intrinsic method of valuing its stock options to measure compensation expense associated with grants of stock options to employees and directors. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had the Company recognized compensation for its stock options and purchase plans based on the fair value for awards under those plans, pro forma net income and pro forma net income per share would have been as follows:

                                                    THREE MONTHS ENDED JUNE 30,          NINE MONTHS ENDED JUNE 30,
                                                  ------------------------------      ------------------------------
                                                      2003              2002              2003              2002
                                                  ------------      ------------      ------------      ------------
Net income, as reported                           $    698,173      $    294,706      $    664,918      $    657,304
Add:  Stock-based employee compensation
      expense included in reported net income               --                --             3,811                --
Less: Total stock-based employee
      compensation expense determined under
      fair value based method for all awards           (51,846)          (75,392)         (195,729)         (202,353)
                                                  ------------      ------------      ------------      ------------
Pro forma net income                              $    646,327      $    219,314      $    473,000      $    454,951
                                                  ============      ============      ============      ============

Earnings per share:
  Basic - as reported                             $       0.27      $       0.11      $       0.26      $       0.26
  Basic - pro forma                               $       0.25      $       0.09      $       0.18      $       0.18

  Diluted - as reported                           $       0.26      $       0.11      $       0.25      $       0.25
  Diluted - pro forma                             $       0.24      $       0.08      $       0.18      $       0.17

     The fair values used to compute pro forma net income and pro forma net income per share were estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                             JUNE 30,               JUNE 30,
                                         ----------------       ----------------
                                          2003      2002         2003      2002
                                         ------    ------       ------    ------
Risk-free interest rate                    n/a       4.2%         3.0%      4.7%
Expected life of option grants (years)     n/a       3.0          4.0       3.0
Expected volatility of underlying stock    n/a     113.2%       118.1%    114.9%
Expected dividend payment rate             n/a       0.0%         0.0%      0.0%
Expected forfeiture rate                   n/a       0.0%         0.0%      0.0%


     No stock options were granted during the three months ended June 30, 2003. The weighted-average fair value of stock options granted was $2.63 for the three months ended June 30, 2002, and $3.13 and $1.56, respectively, for the nine months ended June 30, 2003 and 2002.


4. Concentration of Credit Risks and Major Customers: One customer, Ingram Micro Inc., individually accounted for 26% and 20% of revenue for the three months ended June 30, 2003 and June 30, 2002, respectively, and 20% and 17% of revenue for the nine months ended June 30, 2003 and June 30, 2002, respectively. Ingram Micro Inc. accounted for 31% and 23%, respectively, of outstanding trade receivables as of June 30, 2003 and September 30, 2002. The Company sells to Ingram Micro Inc. under a distribution agreement which automatically renews for successive one (1) year terms unless terminated. Other than this customer, no other customer constitutes a significant portion (more than 10%) of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

           ------------------------------
5. Inventories: Inventories consisted of the following at June 30, 2003 and September 30, 2002:
                                                  JUNE 30,      SEPTEMBER 30,
                                                    2003             2002
                                                ------------     ------------
     Materials                                  $    100,984     $    105,814
     Finished goods                                   16,225           64,921
                                                ------------     ------------
     Total                                      $    117,209     $    170,735
                                                ============     ============

6. Comprehensive Income: The following table sets forth the reconciliation of net income to comprehensive income:

                                                      THREE MONTHS ENDED JUNE 30,       NINE MONTHS ENDED JUNE 30,
                                                    -----------------------------     -----------------------------
                                                        2003             2002             2003             2002
                                                    ------------     ------------     ------------     ------------
     Net income                                     $    698,173     $    294,706     $    664,918     $    657,304
     Other comprehensive income, net of tax:
       Foreign currency translation adjustments           92,076           96,380           94,087           77,203
                                                    ------------     ------------     ------------     ------------
     Comprehensive income                           $    790,249     $    391,086     $    759,005     $    734,507
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

     The following table presents the options that were not included in the computation of diluted net income per share, because the exercise price of the options was greater than the average market price of the common stock for the period:

                                              THREE MONTHS ENDED JUNE 30,  NINE MONTHS ENDED JUNE 30,
                                                ------------------------    ------------------------
                                                   2003          2002          2003          2002
                                                ----------    ----------    ----------    ----------
     Quantity of option shares not included        254,675       136,676       169,440       136,676
     Weighted average exercise price            $     6.03    $     9.60    $     7.68    $     9.60

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

     The following table presents information about the Company's revenue by product lines:
                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                      JUNE 30,                  JUNE 30,
                               ----------------------    ----------------------
                                  2003        2002          2003        2002
                               ----------  ----------    ----------  ----------
     Monarch                       60 %        59 %          58 %        57 %
     Datawatch|ES                  12          15            12          15
     Q|SM & Visual Help Desk       28          26            30          28
                               ----------  ----------    ----------  ----------
                                  100 %       100 %         100 %       100 %
                               ==========  ==========    ==========  ==========

           ------------------------------

     The Company's operations are conducted in the U.S. and internationally (principally in the United Kingdom). The following tables present information about the Company's geographic operations:

     TOTAL REVENUE                    DOMESTIC     INTERNATIONAL   ELIMINATIONS        TOTAL
     -------------                  -----------     -----------     -----------     -----------
     Three months ended 6/30/03     $ 3,591,253     $ 1,772,416     $  (263,013)    $ 5,100,656
     Three months ended 6/30/02       3,389,813       2,059,424        (305,020)      5,144,217

     Nine months ended 6/30/03      $ 9,268,517     $ 5,246,532     $  (804,771)    $13,710,278
     Nine months ended 6/30/02        9,370,246       6,050,688        (864,093)     14,556,841

     LONG-LIVED ASSETS                DOMESTIC     INTERNATIONAL   ELIMINATIONS        TOTAL
     -----------------              -----------     -----------     -----------     -----------
     At June 30, 2003               $ 1,660,410     $   191,402     $        --     $ 1,851,812
     At September 30, 2002            1,571,978         436,171              --       2,008,149

     The reconciliation of total long-lived assets to the amounts contained in our financial statements is as follows:

                                                         AT JUNE 30, 2003   AT SEPTEMBER 30, 2002
                                                         ----------------   ---------------------
     Property and equipment, net                           $    494,260         $    732,610
     Capitalized software development costs, net *              780,255              962,312
     Restricted cash *                                          226,089              221,729
     Trademarks *                                               285,152                   --
     Long term notes receivable *                                25,197                   --
     Deposits *                                                  40,859               91,498
                                                           ------------         ------------
          Total Long-lived assets                          $  1,851,812         $  2,008,149

     * Included in other assets in the accompanying consolidated financial statements.

     Export sales aggregated approximately $842,000 and $1,102,000, respectively, for the three months ended June 30, 2003 and June 30, 2002, and $2,610,000 and $3,270,000, respectively, for the nine months ended June 30, 2003 and June 30, 2002.

9. Line of Credit: On November 15, 2002, the Company renewed its domestic bank line-of-credit for a period to expire on October 29, 2003. The Company also had an international line-of-credit which expired on October 1, 2002. The renewed domestic credit line, which bears interest at the bank's prime rate plus 3/4% (5% at June 30, 2003), contains customary covenants which require, among other items, that the Company maintain a minimum level of consolidated tangible net worth. The renewed domestic credit line provides for maximum borrowings of the lesser of $1,500,000 or 70% of defined eligible receivables. As of June 30, 2003, the Company had no outstanding borrowings under its bank line-of-credit with approximately $1,000,000 in borrowings available under the line.

10. Restructuring and Centralized Operations: During the fourth quarter of fiscal 2001, the Company approved and completed a corporate-wide restructuring plan in an effort to reduce costs and centralize administrative operations. The restructuring plan resulted in charges for severance benefits and related costs for 42 terminated employees. On June 30, 2003, the accrual related to this restructuring totaled $23,000 (reflecting cash payments of approximately $363,000 since September 30, 2001) of which the long-term portion is $6,000. The charges are expected to be fully paid in January 2005.

     During the second quarter of fiscal 2002, there was an additional reorganization undertaken to further improve efficiencies and reduce costs, which resulted in an additional restructuring charge of approximately $88,000 for severance benefits and related costs for 4 terminated employees. The charges for this restructuring were fully paid in July 2002.

     During the first quarter of fiscal 2003, the Company approved and completed a restructuring undertaken to reduce costs related to its international operations. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company recorded a restructuring charge of approximately $181,000 for severance benefits for

           ------------------------------

5 terminated employees and costs resulting from the cancellation of leases and the disposal of fixed assets related to a relocation to smaller facilities. The charges for this restructuring were fully paid in February 2003.


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

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

     The Company has two software product offerings: Enterprise Software and Desktop and Server Software. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Enterprise Software products are generally sold directly to end-users. Sales to distributors and resellers accounted for approximately 31% and 28%, respectively, of total sales during the three months ended June 30, 2003 and 2002, and 27% and 24%, respectively, of total sales during the nine months ended June 30, 2003 and 2002. Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. All of the Company's software product offerings are "off-the-shelf" as such term is defined by Statement of Position No. 97-2, "Software Revenue Recognition." Our products are relatively straightforward and the software can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

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

     The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, VorteXML and Redwing sold directly to end-users, include a guarantee under which such customers may return products within 30 to 60 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in Statement of Financial Accounting Standards No. 48, "Revenue Recognition when Right of Return Exists." Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonable estimated. The Company's experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. During the three months ended June 30, 2003, changes to the returns reserve were comprised of $262,000 accrued for the returns reserve and approximately $43,000 in returns applied against the reserve. This compares to $105,000 accrued for the returns reserve and approximately $16,000 in returns applied against the returns reserve for the three months ended June 30, 2002. During the nine months ended June 30, 2003, changes to the returns reserve were comprised of $362,000 accrued for the returns reserve and approximately $288,000 in returns applied against the reserve. This compares to $205,000 accrued for the returns reserve and approximately $138,000 in returns applied against the returns reserve for the nine months ended June 30, 2002. At June 30, 2003, approximately $359,000 was recorded for the returns reserve on the Company's balance sheet, with 86% related to specific accounts, as compared to approximately $285,000, with 70% related to specific accounts, at September 30, 2002.

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on our financial position and results of operations. The Company recorded in its statements of operations, provisions for doubtful accounts of $6,000 and $13,000, respectively, for the three months ended June 30, 2003 and 2002, and $16,000 and $40,000, respectively, for the nine months ended June 30, 2003 and 2002. The Company had write-offs against its allowances for doubtful accounts of $0 and $1,000, respectively, during the three months ended June 30, 2003 and 2002, and $29,000 and $111,000, respectively, for the nine months ended June 30, 2003 and 2002. The Company's balance sheets as of June 30, 2003 and September 30, 2002, include allowances for doubtful accounts of $321,000 and $259,000, respectively.

Capitalized Software Development Costs

     The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. For the three months ended June 30, 2003 and 2002, the Company purchased and capitalized software amounting to $0 and $47,000, respectively, and recorded no capitalized software development costs. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), generally 12 to 36 months. For the three months ended June 30, 2003 and 2002, amortization of these costs was approximately $142,000 and $90,000, respectively. For the nine months ended June 30, 2003 and 2002, amortization of these costs was approximately $360,000 and $295,000, respectively. The unamortized balance of capitalized software, including approximately $77,000 relating to the acquisition of Auxilor (see Note 11 of the Consolidated

Condensed Financial Statements included elsewhere herein), was approximately $780,000 at June 30, 2003. The unamortized balance of capitalized software at September 30, 2002 was approximately $962,000.

Foreign Currency Translations

     Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at rates in effect at each balance sheet date. Revenues, expenses and cash flows are translated into U.S. dollars at average rates prevailing when transactions occur. The related translation adjustments are reported as a separate component of shareholders' equity under the heading "Accumulated Other Comprehensive Income (Loss)." Accumulated other comprehensive loss reported in the consolidated balance sheets consists only of foreign currency translation adjustments. At June 30, 2003 and September 30, 2002, the accumulated foreign currency translation loss totaled approximately $422,000 and $516,000, respectively. Foreign currency translation gains arising during the three months ended June 30, 2003 and 2002 were approximately $92,000 and $96,000, respectively. The Company does not currently engage in foreign currency hedging activities.

RESULTS OF OPERATIONS

     Financial information for the three months and nine months ended June 30, 2002 has been reclassified to conform with the June 30, 2003 presentation and to comply with the requirements of Emerging Issues Task Force No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," which requires that certain amounts paid by a vendor for advertising and marketing to a customer be recorded as a reduction of revenue, when certain conditions are met. The Company previously accounted for payments of this type to certain distributors as marketing expenses. For the three months and nine months ended June 30, 2002, the Company has reclassified payments totaling $20,990 and $59,664, respectively, as a reduction of revenue.

Three Months Ended June 30, 2003 and 2002
-----------------------------------------

     Revenue from continuing operations for the three months ended June 30, 2003 was $5,101,000 which represents a decrease of $43,000, or approximately 1%, from revenue of $5,144,000 for the three months ended June 30, 2002. For the three months ended June 30, 2003, Monarch, Q|SM and Visual Help Desk, and Datawatch|ES sales accounted for 60%, 28% and 12% of total revenue, respectively, as compared to 59%, 26% and 15%, respectively, for the three months ended June 30, 2002. Visual Help Desk revenues which are the result of the recent Auxilor acquisition totaled approximately $115,000 for the three months ended June 30, 2003.

     Software license revenue for the three months ended June 30, 2003 was $3,604,000 or approximately 71% of total revenue, as compared to $3,684,000 or approximately 72% of total revenue for the three months ended June 30, 2002. This represents a decrease of $80,000 or approximately 2% from fiscal 2002 to fiscal 2003. For the three months ended June 30, 2003, Datawatch|ES license revenue decreased by $152,000, Monarch license revenue (including Data Pump, VorteXML and Redwing) increased by $56,000, and Q|SM and Visual Help Desk license revenue increased by $16,000 (Visual Help Desk license revenue increased by $40,000, while Q|SM license revenue decreased by $24,000) when compared to the three months ended June 30, 2002. The Company attributes the decrease in Datawatch|ES and Q|SM software license revenue to concerns regarding the possible effects of war and terrorism on an uncertain worldwide economy and the resulting reduction in corporate spending on software solutions.

     Maintenance and services revenue for the three months ended June 30, 2003 was $1,497,000, or approximately 29% of total revenue, as compared to $1,460,000, or approximately 28% of total revenue, for the three months ended June 30, 2002. This represents an increase of $37,000 or approximately 3%. This increase is primarily attributable to an increase for Q|SM and Visual Help Desk maintenance and services revenue of $71,000 (Visual Help Desk services revenue increased by $74,000 and Q|SM services revenue decreased by $3,000) and an increase for Datawatch|ES maintenance and services revenue of $15,000, partially offset by a decrease in Monarch maintenance and services revenue of approximately $49,000. The increase in maintenance and services revenue is primarily attributable to the increase in Visual Help Desk maintenance and services revenue which was acquired as part of the Auxilor purchase. The decrease in Monarch maintenance and services revenue is the result of decreased Monarch training revenue (decrease of $57,000).

     Cost of software licenses for the three months ended June 30, 2003 was $775,000 or approximately 22% of software license revenues, as compared to $687,000 or approximately 19% of software license revenues for the three months ended June 30, 2002. This increase of $88,000 is primarily attributable to increased amortization of capitalized development for Q|SM (increase of $36,000) and increased royalty costs for Datawatch|ES and Monarch (increases of $29,000 and $26,000, respectively).

     Cost of maintenance and services for the three months ended June 30, 2003 was $563,000 or approximately 38% of maintenance and service revenues, as compared to $687,000 or approximately 47% of maintenance and service revenues, for the three months ended June 30, 2002. This decrease of $124,000 is primarily attributable to reductions in services headcount and related expenses.

     Sales and marketing expenses were $1,664,000 for the three months ended June 30, 2003, which represents a decrease of $198,000 from $1,862,000 for the three months ended June 30, 2002. This decrease is primarily attributable to decreases in employee salaries and related expenses and marketing expenses for direct mail and lead generation, partially offset by an increase in trade show expense. The decrease in employee salaries and related expenses totaled $97,000 and the decreases in direct mail expense and lead generation expense totaled $93,000 and $81,000, respectively. The increase in trade show expense totaled $93,000.

     Engineering and product development expenses were $390,000 for the three months ended June 30, 2003, which represents an increase of $79,000 or approximately 26% from $311,000 for the three months ended June 30, 2002. This increase is primarily attributable to severance charges for product development personnel totaling approximately $68,000 and engineering and development expenses of $14,000 related to the Visual Help Desk product acquired in the Auxilor purchase. During the three months ended June 30, 2003, the Company did not capitalize any purchased software or software development costs. This compares to $47,000 capitalized in the three months ended June 30, 2002. This decrease in capitalized costs in the third quarter of fiscal 2003, as compared to the third quarter of fiscal 2002, is due to the completion of the development project for a new version of Q|SM during the Company's fiscal 2003 second quarter.

     General and administrative expenses were $1,013,000 for the three months ended June 30, 2003, which represents a decrease of $275,000 or approximately 21% from $1,288,000 for the three months ended June 30, 2002. This decrease is primarily attributable to reductions in international general and administrative expenses.

     As a result of the foregoing, the income from continuing operations for the three months ended June 30, 2003 was $698,000, which compares to income from continuing operations of $295,000 for the three months ended June 30, 2002. During the three months ended June 30, 2003 an expense of $500 was recorded for prior year income taxes. No other provision for income taxes was recorded during the three months ended June 30, 2003 or the three months ended June 30, 2002. This is due to the Company's current estimate that it will not be in a significant taxable position in any jurisdiction owing primarily to the availability of loss carryforwards for which valuation allowances had previously been provided. At June 30, 2003, the Company had federal tax loss carryforwards available to offset future taxable income of approximately $5 million; a full valuation reserve has been established against these assets as uncertainty continues to exist regarding the Company's ability to generate sufficient future taxable income for the utilization of these losses.

     Net income for the three months ended June 30, 2003 was $698,000, which compares to net income of $295,000 for the three months ended June 30, 2002.

Nine Months Ended June 30, 2003 and 2002
----------------------------------------

     Revenue from continuing operations for the nine months ended June 30, 2003 was $13,710,000 which represents a decrease of $847,000, or approximately 6%, from revenue of $14,557,000 for the nine months ended June 30, 2002. For the nine months ended June 30, 2003, Monarch, Q|SM and Visual Help Desk, and Datawatch|ES sales accounted for 58%, 30% and 12% of total revenue, respectively, as compared to 57%, 28% and 15%, respectively, for the nine months ended June 30, 2002. Visual Help Desk revenues which are the result of the recent Auxilor acquisition totaled approximately $379,000 for the nine months ended June 30, 2003.

     Software license revenue for the nine months ended June 30, 2003 was $9,524,000 or approximately 69% of total revenue, as compared to $10,347,000 or approximately 71% of total revenue for the nine months ended June 30, 2002. This represents a decrease of $823,000 or approximately 8% from fiscal 2002 to fiscal 2003. For the nine months ended June 30, 2003, Datawatch|ES license revenue decreased by $663,000 and Monarch license revenue (including Data Pump, VorteXML and Redwing) decreased by $349,000 when compared to the nine months ended June 30, 2002. These decreases were partially offset by an increase in Q|SM and Visual Help Desk license revenue of $189,000 (Visual Help Desk license revenue increased by $212,000 and Q|SM license revenue decreased by $23,000) when compared to the same period of fiscal 2002. The Company attributes the decrease in software license revenue to concerns regarding the possible effects of war and terrorism on an uncertain worldwide economy and the resulting reduction in corporate spending on software solutions and the timing of new product releases. The Company released a new version of its Monarch product during the third quarter of fiscal 2003.

     Maintenance and services revenue for the nine months ended June 30, 2003 was $4,187,000, or approximately 31% of total revenue, as compared to $4,210,000, or approximately 29% of total revenue, for the nine months ended June 30, 2002. This represents a decrease of $23,000 or approximately 1%. This decrease is primarily attributable to a net decrease for Q|SM maintenance and services revenue of $280,000 and a net decrease in Monarch maintenance and services revenue of $15,000. This was partially offset by Visual Help Desk and Datawatch|ES maintenance and services revenue increases of $167,000 and $105,000, respectively. The decrease in Q|SM maintenance and services revenue is the result of reduced revenue from the Company's Q|SM professional services (decrease of $484,000 for the nine months ended June 30, 2003), partially offset by increased Q|SM maintenance revenue (increase of $204,000 for the nine months ended June 30, 2003). The increase in Datawatch|ES maintenance and services revenue is the result of increased revenue from Datawatch|ES maintenance (increase of $175,000 for the nine months ended June 30, 2003) partially offset by reduced revenue from Datawatch|ES professional services (decrease of $70,000 for the nine months ended June 30, 2003). The Company believes the lower professional services revenues are the result of a reduced demand for such services due to a weakened worldwide economy. The Company attributes the increased maintenance revenues to increasing customer loyalty for its products, resulting in a higher percentage of maintenance contract renewals.

     Cost of software licenses for the nine months ended June 30, 2003 was $1,920,000 or approximately 20% of software license revenues, as compared to $2,131,000 or approximately 21% of software license revenues for the nine months ended June 30, 2002. This decrease of $211,000 is primarily attributable to decreased software license sales during the nine months ended June 30, 2003, especially those for Datawatch|ES which has a substantially higher cost of royalties than the Company's other products.

     Cost of maintenance and services for the nine months ended June 30, 2003 was $1,794,000 or approximately 43% of maintenance and service revenues, as compared to $2,103,000 or approximately 50% of maintenance and service revenues, for the nine months ended June 30, 2002. This decrease of $309,000 is primarily attributable to the reductions in services headcount and related expenses.

     Sales and marketing expenses were $4,626,000 for the nine months ended June 30, 2003, which represents a decrease of $351,000 from $4,977,000 for the nine months ended June 30, 2002. This decrease is primarily attributable to decreases in marketing expenses for direct mail and lead generation, partially offset by increases in sales and marketing expenses for services provided by outside consultants and trade show expense. The decrease in direct mail expense totaled $276,000 and the decrease in lead generation expense totaled $215,000. The increase in expenses for services provided by outside consultants was $70,000 and the increase in trade show expenses was $36,000.

     Engineering and product development expenses were $1,206,000 for the nine months ended June 30, 2003, which represents an increase of $234,000 or approximately 24% from $972,000 for the nine months ended June 30, 2002. This increase is primarily attributable to engineering and development expenses of $95,000 related to the Visual Help Desk product acquired in the Auxilor purchase during this fiscal year and increased severance charges for product development personnel totaling $90,000 and increased expense for development work performed by outside consultants totaling $22,000. During the nine months ended June 30, 2003, the Company capitalized $54,000 in purchased software and software development costs. This compares to $174,000 capitalized in the nine months ended June 30, 2002. This decrease in capitalized costs during the nine months ended June 30, 2003, as compared to the nine months ended June 30, 2002, is due to reduced capitalized costs associated with a development project for a new version of Q|SM which was completed during the Company's fiscal 2003 second quarter.

     General and administrative expenses were $3,321,000 for the nine months ended June 30, 2003, which represents a decrease of $242,000 or approximately 7% from $3,563,000 for the nine months ended June 30, 2002. This decrease is attributable to reductions in international general and administrative expenses.

     As a result of the foregoing, the income from continuing operations for the nine months ended June 30, 2003 was $665,000, which compares to income from continuing operations of $640,000 for the nine months ended June 30, 2002. During the nine months ended June 30, 2003 an expense of $500 was recorded for prior year income taxes. No other provision for income taxes was recorded during the nine months ended June 30, 2003 or the nine months ended June 30, 2002. This is due to the Company's current estimate that it will not be in a significant taxable position in any jurisdiction owing primarily to the availability of loss carryforwards for which valuation allowances had previously been provided. At June 30, 2003, the Company had federal tax loss carryforwards available to offset future taxable income of approximately $5 million; a full valuation reserve has been established against these assets as uncertainty continues to exist regarding the Company's ability to generate sufficient future taxable income for the utilization of these losses.

     In September 2001, Datawatch sold the operations of Guildsoft Limited, a United Kingdom distribution subsidiary, to a third party. In December 2001 there was a purchase price settlement between Datawatch and the purchaser of Guildsoft Limited, resulting in an additional gain of $17,000 which is shown as a gain on the sale of Guildsoft as part of discontinued operations on the accompanying consolidated condensed statement of operations for the nine months ended June 30, 2002.

     Net income for the nine months ended June 30, 2003 was $665,000, which compares to net income of $657,000 for the nine months ended June 30, 2002.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

     The Company leases various facilities, equipment and automobiles in the U.S. and overseas under noncancelable operating leases which expire through 2008. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $144,000 and $173,000 for the three months ended June 30, 2003 and 2002, respectively, and approximately $467,000 and $505,000 for the nine months ended June 30, 2003 and 2002, respectively.

     As of June 30, 2003, minimum rental commitments under noncancelable operating leases are as follows:

     Year Ending September 30,
     2003                                                  $   177,398
     2004                                                      501,571
     2005                                                      391,567
     2006                                                      141,320
     Thereafter                                                 29,898
                                                           -----------
     Total minimum lease payments                          $ 1,241,754
                                                           ===========

     The Company is also committed to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $514,000 and $457,000 for the three months ended June 30, 2003 and 2002, respectively, and approximately $1,202,000 and $1,435,000 for the nine months ended June 30, 2003 and 2002, respectively. The Company is not obligated to pay any minimum royalty amounts.

     On October 16, 2002, the Company acquired 100% of the shares of Auxilor, Inc. The purchase agreement includes an earn-out clause, which provides for a cash payout equal to 10% of the sales of Auxilor products in fiscal 2003. Accordingly, the Company expensed earn-out payments of approximately $11,000 and $38,000, respectively, during the three months and nine months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased by approximately $1,010,000 during the nine months ended June 30, 2003. During the nine months ended June 30, 2003, approximately $981,000 of cash was provided by the Company's operations as compared to approximately $1,912,000 of cash provided by operations for the nine months ended June 30, 2002. During the three month periods ended September 30, 2001, June 30, 2002 and December 31, 2002, management took a series of steps to reduce operating expenses and to restructure operations. See Note 10 to the Consolidated Condensed Financial Statements included elsewhere herein for a further discussion of the reductions in the workforce as well as other restructuring actions taken to reduce operating expenses.

     Net cash provided by operating activities for the nine months ended June 30, 2003 of $981,000 is primarily the result of profitable operations and an increase in deferred revenue which is due to increased maintenance renewals and product orders which can be invoiced but not recognized as revenue under the Company's revenue recognition policies, partially offset by cash payments required to reduce the assumed liabilities resulting from the purchase of Auxilor, Inc., decreases in accounts payable and accrued expenses, and an increase in accounts receivable. As discussed in Note 11 of the Consolidated Condensed Financial Statements included elsewhere herein, the Company assumed liabilities totaling approximately $324,000 as a result of the acquisition of Auxilor. From the date of acquisition of Auxilor to June 30, 2003, approximately $253,000 was used to reduce these assumed liabilities. The decrease in accounts payable during the nine months ended June 30, 2003 was primarily the result of reduced expense levels due to the restructuring which took place during the quarter ended December 31, 2002. The decrease in accrued expenses which took place during the same period was primarily the result of reductions in accrued restructuring costs and accrued royalties due to outside developers. The increase in accounts receivable is primarily due to the increased sales for the quarter ended June 30, 2003 compared to the quarter ended September 30, 2002.

     Net cash used in investing activities for the nine months ended June 30, 2003 of $245,000 is primarily the result of the acquisition of Auxilor, the purchase of fixed assets (primarily computer equipment and software) and the investment in acquired software and capitalized development, partially offset by a decrease in other assets (primarily rent deposits).

     On November 15, 2002, the Company renewed its domestic bank line-of-credit for a period to expire on October 29, 2003. The renewed domestic line provides for maximum borrowings of the lesser of $1,500,000 or 70% of defined eligible receivables and is collateralized by substantially all assets of the Company. The credit line contains customary covenants which require, among other items, the Company maintain a minimum level of consolidated tangible net worth. Borrowings under the credit line bore interest at the bank's prime rate plus 3/4%, or 5%, at June 30, 2003. The Company had no outstanding borrowings under its bank line-of-credit, with approximately $1,000,000 in borrowings available under the line, as of June 30, 2003.

     Management believes that by continuing to control operating expenses and capital expenditures and with the borrowings available under its line-of-credit, the Company will have sufficient liquidity through at least September 30, 2004 to fund its cash requirements.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities." SFAS No. 146 will impact how companies account for costs incurred with exit activities, such as employee severance and facility closure costs. The Company adopted SFAS No. 146 on October 1, 2002. Accordingly, the Company recorded $181,459 in restructuring and centralization costs for severance benefits for 5 terminated employees and costs resulting from the cancellation of leases and the disposal of fixed assets related to a relocation to smaller facilities during the first quarter of fiscal 2003. (See Note 10 of the consolidated condensed financial statements elsewhere herein.)

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS No. 148 provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted the disclosure provisions for the interim periods ending March 31, 2003. The Company will continue to account for its stock-based compensation under the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25. (See
Note 3 of the consolidated condensed financial statements elsewhere herein.)

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 is not expected to have a significant impact on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, has variations in something other than the fair value of the issuer's equity shares or has variations inversely related to changes in the fair value of the issuer's equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a significant impact on the Company's consolidated financial statements.

     In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The disclosures required under FIN 45 follow below.

     The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, we would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or service warranties. As a result, we believe the estimated fair value of these warranty agreements is minimal. Accordingly, we have no liabilities recorded for warranty claims as of June 30, 2003.

     The Company is required by the lease related to its Lowell, Massachusetts facility to provide a Letter of Credit in the amount of $143,299 as a security deposit to guarantee payment to the landlord of amounts due under the lease. The amount of this Letter of Credit is recorded as part of Other Assets in the Company's Consolidated Condensed Balance Sheets for September 30, 2002 and June 30, 2003 found elsewhere in this filing. No amount has ever been drawn against the Letter of Credit by the landlord to guarantee payment and no such action is anticipated in the future. As it is anticipated that this and any other lease arrangement will continue to be paid in a timely manner, no contingent liability has been recorded by the Company for such leases as of June 30, 2003. See the section titled OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS which is found elsewhere in this filing for a full disclosure of minimum rental commitments under noncancelable operating leases.

     As a requirement of the Company's bank line-of-credit arrangement, its United Kingdom subsidiaries, Datawatch International Limited and Datawatch Europe Limited, have entered into unlimited guarantees that pledge their assets as collateral against any default by the Company in the repayment of amounts borrowed under the line-of-credit. Any amounts borrowed under the line-of-credit are recorded as a liability by Company. No such amounts were recorded as of June 30, 2003. (See Note 9 of the consolidated condensed financial statements elsewhere herein.)

     As a result of the sale of the Company's former subsidiary Guildsoft Limited in September 2001, the Company made certain warranties to the purchaser regarding, among other things, the financial condition and accuracy of the records of Guildsoft at the time of the sale and against future claims against Guildsoft related to periods prior to the purchase and sale. As a guarantee of payment for any such claims or inaccuracies, the equivalent of approximately $160,000 was placed in escrow in a joint account controlled by both the Company's and purchaser's United Kingdom attorneys. Under the terms of the purchase and sale agreement, 50% of the escrow amount was to be released to the Company on the one year anniversary of the sale and 50% released on the third anniversary of the sale, if there were no warranty claims made by the purchaser. To date, no warranty claims have been made by the purchaser and 50% of the funds were released to Datawatch in September 2002. The balance, or the equivalent of approximately $80,000, will remain in escrow until September 2004 under the terms of the purchase and sale agreement and is recorded as part of Other Assets in the Company's Consolidated Condensed Balance Sheets for September 30, 2002 and June 30, 2003 found elsewhere in this filing. As there have been no claims to date against the warranties and the Company believes the fair value of any such claims to be minimal and insignificant, no contingent liability has been recorded by the Company for these warranties as of June 30, 2003.

     We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

     Certain of our agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby we indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of our employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

     As permitted under Delaware law, the Company has agreements with its directors whereby we indemnify them for certain events or occurrences while the director is, or was, serving at our request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, our director and officer insurance policy limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

     In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," with the objective of improving financial reporting by companies involved with variable interest entities. The Company is not involved with any variable interest entities as defined within this interpretation. No additional disclosures are required under FIN 46 for the quarter ended June 30, 2003.

RISK FACTORS

     The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts (including, but not limited to statements contained in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Quarterly Report on Form 10-Q relating to liquidity and capital resources) may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward looking statements, which speak only as of the date they are made. The Company disclaims any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in the Company's expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward looking statements. The Company's actual results of operations and financial condition have varied in the past and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below and within this Quarterly Report on Form 10-Q, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by the Company from time to time with the Securities and Exchange Commission, including but not limited to, those appearing under the caption "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 2002. The following discussion of the Company's risk factors should be read in conjunction with the financial statements contained herein and related notes thereto. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

Fluctuations in Quarterly Operating Results

     The Company's future operating results could vary substantially from quarter-to-quarter because of uncertainties and/or risks associated with such things as technological change, competition, and delays in the introduction of products or product enhancements and general market trends. Historically, the Company has operated with little backlog of orders because its software products are generally shipped as orders are received. As a result, net sales in any quarter are substantially dependent on orders booked and shipped in that quarter. Because the Company's staffing and operating expenses are based on anticipated revenue levels and a high percentage of the Company's costs are fixed in the short-term, small variations in the timing of revenues can cause significant variations in operating results from quarter-to-quarter. Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will not experience such variations in operating results in the future or that such variations will not have a material adverse effect on the Company's business, financial condition or results of operation.

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

Dependence on Principal Products

     In the nine months ended June 30, 2003, Monarch, Q|SM and Visual Help Desk, and Datawatch|ES accounted for approximately 58%, 30% and 12%, respectively, of the Company's total revenue. The Company is wholly dependent on the Monarch, Q|SM, Visual Help Desk and Datawatch|ES products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

International Sales

     In the nine months ended June 30, 2003 and 2002, international sales, including export sales from domestic operations, accounted for approximately 40% and 43%, respectively, of the Company's total revenue. The Company anticipates that international sales will continue to account for a significant percentage of its total revenue. A significant portion of the Company's total revenue will therefore be subject to risks associated with international sales, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company's intellectual property overseas, seasonality of sales and potentially adverse tax consequences.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

     At June 30, 2003, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments. The Company holds no investment securities that possess significant market risk.

Primary Market Risk Exposures

     The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company may utilize U.S. dollar denominated borrowings to fund its operational needs through its working capital line-of-credit agreement. The line, which currently bears an interest rate of prime plus 3/4%, or 5%, is subject to annual renewal. Had the interest rate under the line-of-credit been 10% greater or lesser than actual rates, the impact would not have been material in the Company's consolidated financial statements for the three months ended June 30, 2003. As of June 30, 2003, the Company had no outstanding borrowings under the working capital line.

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


Item 4.    Internal Controls and Procedures
-------------------------------------------

     The principal executive officer and principal financial officer, with the participation of the Company's management, evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rule 13(a)-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, they have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures are operating in an effective manner and are designed to ensure that information required to be disclosed in the Company's filings and submissions under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances. The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at a level that provides such reasonable assurances.

     There were no changes in the Company's internal controls over financial reporting, or in other factors that could significantly affect these controls, during the fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART II.

Item 2.    Changes in Securities and Use of Proceeds
----------------------------------------------------

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


Item 6.    Exhibits and Reports on Form 8-K
-------------------------------------------


A.         Exhibits

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1       Certification of the Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2       Certification of the Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



B.         Reports on Form 8-K

           The Company filed a Current Report on Form 8-K on April 24, 2003, furnishing a press release that announced its second quarter 2003 financial results. The Company filed a Current Report on Form 8-K on July 24, 2003, furnishing a press release that announced its third quarter 2003 financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2003.



                                                 DATAWATCH CORPORATION


                                                 /s/ Alan R. MacDougall
                                                 -----------------------------
                                                 Alan R. MacDougall
                                                 Vice President of Finance and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)