Form 10-K
period 2003-09-30
DATAWATCH CORP
filed 2003-12-24
CIK 792130

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003 OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM ____________ TO ____________


                        COMMISSION FILE NUMBER: 000-19960

                              DATAWATCH CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                                   02-0405716
        -------------------------------                    ----------------
        (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

                                175 CABOT STREET
                                    SUITE 503
                           LOWELL, MASSACHUSETTS 01854
                     ---------------------------------------
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)
                        TELEPHONE NUMBER: (978) 441-2200

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

     Aggregate market value of voting stock held by non-affiliates: $11,471,900 (based on the closing price of the registrant's Common Stock of $5.75 per share on December 12, 2003 as reported by the NASDAQ SmallCap Market).

  Number of shares of common stock outstanding at December 12, 2003: 2,615,711


                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2003. Portions of such Proxy Statement are incorporated by reference in Part III of this report.
================================================================================

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

DATAWATCH|ES - Datawatch|ES, formerly known as Monarch|ES, is Datawatch's web-enabled business information portal, providing complete report management, business intelligence and content management, and the ability to analyze data within reports, all using just a web browser. Datawatch|ES allows organizations to quickly and easily deliver business intelligence and decision support, derived from existing reporting systems and other database sources, with no new programming or report writing. Datawatch|ES automatically archives report data and binary documents in an enterprise report and document warehouse and provides users a unified point of entry to view, analyze and share information over the Internet.

VISUAL|SERVICE MANAGEMENT - Visual|Service Management ("Visual|SM"), formerly known as Q|Service Management or Q|SM, is a fully internet-enabled IT support solution that can scale from a basic help desk system to a full service center solution that incorporates workflow and network management capabilities and provides web access to multiple databases while enabling customers to interact via a standard browser. Visual|SM, a market leader in Europe, also provides advanced service level management capabilities, integrated change management features, business process automation tools and one of the industry's easiest to learn and use interfaces.

VISUAL|HELP DESK - Visual|Help Desk or VHD ("Visual|HD" ), leverages the IBM Lotus Domino platform to provide a 100% web-based help desk and call center solution. Cost effective and easy to deploy, Visual|HD is an enterprise-wide support solution that supports an organization's existing IT infrastructure. Visual|HD has the additional ability to utilize XML-based Web Services as well as the ability to integrate directly with IBM enterprise applications.

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

PRICING

      The Company's desktop products are sold under single and multi-user licenses. A single user license for Monarch Standard Edition is priced at $635. Multi-user licenses for Monarch Standard Edition are typically priced from $300 to $535 per user, depending upon the number of users. A single user license for Monarch Professional Edition is priced at $765. Multi-user licenses for Monarch Professional Edition are typically priced from $415 to $665 per user, depending upon the number of users. A single user license for Monarch Data Pump Personal Edition is priced at $2,495 and Monarch Data Pump Server is typically priced at $7,500 per server. A single user license for VorteXML Designer is priced at $499 and VorteXML Server is typically priced at $7,999 per server.

     The Company's report enterprise and service center products are sold under server-based licenses in addition to named-user and concurrent-user licenses. An entry-level Datawatch|ES system is priced at approximately $50,000. Typical configurations are priced in the range of $65,000 to $500,000. An entry-level Visual|SM system is priced at approximately $20,000. Typical configurations sell in the range of $35,000 to $250,000. An entry-level Visual|HD system sells for less than $10,000. Typical configurations are priced in the range of $10,000 to $60,000. Maintenance agreements, training and implementation services are sold separately.

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

     Datawatch warrants the physical disk media and printed documentation for its products to be free of defects in material and workmanship for a period of 30 to 90 days from the date of purchase depending on the product. Datawatch also offers a 30 day or 60 day money-back guarantee on certain of its products sold directly to end-users. Under the guarantee, customers may return purchased products within the 30 day or 60 day period for a full refund if they are not completely satisfied. To date, the Company has not experienced any significant product returns under its money-back guarantee.

     During fiscal 2003, one distributor, Ingram Micro Inc., represented approximately 19% of the Company's total revenue. No other customer accounted for more than 10% of the Company's total revenue in fiscal 2003. Datawatch's revenues from outside of the U.S. are primarily the result of sales through the direct sales force of its wholly owned subsidiary, Datawatch International Limited and its subsidiaries ("Datawatch International") and through international resellers. Such international sales represented approximately 38%, 41% and 45% of the Company's total revenue for fiscal 2003, 2002 and 2001, respectively. See Note 13 to the Consolidated Financial Statements which appear elsewhere herein.

RESEARCH AND DEVELOPMENT

     The Company believes that timely development of new products and enhancements to its existing products is essential to maintain strong positions in its markets. Datawatch intends to continue to invest sizeable effort in research and product development to ensure that its products meet the current and future demands of its markets as well as to take advantage of evolving technology trends.

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

     Datawatch has a contractual agreement with the independent developer of Monarch, Monarch Data Pump and VorteXML which requires that source code be placed into escrow. The principal developer for these products is also bound by contractual commitments which require the developer's continuing involvement in product maintenance and enhancement. The Company has been granted exclusive worldwide rights to Monarch, Monarch Data Pump and VorteXML with a stated term expiring in the year 2009. Monarch and Monarch Data Pump are trademarks of Datawatch Corporation and VorteXML is a registered trademark of Datawatch Corporation.

     Other Datawatch products have been developed through in-house software development or by independent software engineers hired under contract. Datawatch maintains source code and full product control for these products, which include -Datawatch|ES, Visual|SM, and Visual|HD products. Datawatch|ES, Visual|SM, and Visual|HD are trademarks of Datawatch Corporation. Visual Help Desk is a registered trademark of Auxilor, Inc., a wholly-owned subsidiary of Datawatch Corporation.

BACKLOG

     The Company's software products are generally shipped within three business days of receipt of an order. Accordingly, the Company does not believe that backlog for its products is a meaningful indicator of future business. The Company does maintain a backlog of services related to its Datawatch|ES, Visual|SM, and Visual|HD business. While this services backlog will provide future revenue to the Company, the Company believes that it is not a meaningful indicator of future business.

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

PRODUCT PROTECTION

     Although Datawatch does not generally own patents on its software technologies, it relies on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements, and technical measures to protect its rights in its products. Despite these precautions, unauthorized parties may attempt to copy aspects of Datawatch's products or to obtain and use information that Datawatch regards as proprietary. Patent protection is not considered crucial to Datawatch's success. Datawatch believes that, because of the rapid pace of technological change in the software industry, the legal protections for its products are less significant than the knowledge, ability and experience of its employees and developers, the frequency of product enhancements and the timeliness and quality of its support services. Datawatch believes that none of its products, trademarks and other proprietary rights infringe on the proprietary rights of third parties, but there can be no assurance that third parties will not assert infringement claims against it or its developers in the future.

PRODUCTION

     Production of Datawatch's products involves the duplication of compact and floppy disks, and the printing of user manuals, packaging and other related materials. High volume compact disk duplication is performed by non-affiliated subcontractors, while low volume compact disk duplication is performed in-house. Floppy disk duplication is performed in-house with high-capacity disk duplication equipment, and is occasionally supplemented with duplication services performed by non-affiliated subcontractors. Printing work is also performed by non-affiliated subcontractors. To date, Datawatch has not experienced any material difficulties or delays in production of its software and related documentation and believes that, if necessary, alternative production sources could be secured at a commercially reasonable cost.

EMPLOYEES

     As of December 12, 2003, Datawatch had 88 full-time and 8 contract, temporary or part-time employees, including 41 engaged in marketing, sales, and customer service; 21 engaged in product consulting, training and technical support; 9 engaged in product management, development and quality assurance; 22 providing general, administrative, accounting, and IT functions; and 3 engaged in software production and warehousing.

ITEM 2. PROPERTIES

     The Company is currently headquartered in 20,492 square feet of leased office space in Lowell, Massachusetts. The lease expires in January 2006. In addition, the Company's Auxilor subsidiary leases 1,816 square feet of office space in Torrance, California with a lease expiration in September 2004. The Company maintains small offices in the United Kingdom, Germany, France and Australia.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Registrant's security holders during the last quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and titles of the executive officers of the Company as of December 12, 2003 are as follows:

Robert W. Hagger          55     President, Chief Executive Officer and Director
John H. Kitchen, III      48     Senior Vice President of Desktop & Server
                                 Solutions and Secretary
Alan R. MacDougall        55     Senior Vice President of Finance, Chief
                                 Financial Officer, Treasurer and Assistant
                                 Secretary
H. Calvin G. MacKay       59     Senior Vice President for Enterprise Software

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

     ALAN R. MACDOUGALL, Senior Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary. Mr. MacDougall assumed the position of Senior Vice President of Finance on October 22, 2003. Prior thereto, and since December 16, 2000, Mr. MacDougall held the position of Vice President of Finance. Mr. MacDougall assumed the positions of Chief Financial Officer, Treasurer and Assistant Secretary on December 16, 2000. Prior thereto, and since October 1997, Mr. MacDougall was the Company's Corporate Controller. Prior to October 1997, and since June 1994, Mr. MacDougall was the Company's Director of Operations.

     H. CALVIN G. MACKAY, Senior Vice President for Enterprise Software. Mr. MacKay assumed the position of Senior Vice President for Enterprise Software on July 9, 2001 and was elected an executive officer of the Company on December 1, 2001. Prior thereto, and since January 2001, Mr. MacKay was a marketing and sales consultant to the Company's wholly-owned subsidiary, Datawatch International Limited. Prior to January 2001, and since December 1998, Mr. MacKay acted as an advisor and consultant to several technology companies. From June 1996 to October 1998, Mr. MacKay served as Principal of Renoir and Rembrandt Consulting Ltd., a management consulting firm, and as the Chief Executive Officer of the firm's South East Asia operations.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The Registrant's common stock is listed and traded on the Nasdaq SmallCap Market under the symbol DWCH. The range of high and low prices during each fiscal quarter for the last two fiscal years is set forth below:

                For the Year Ended                Common Stock
                September 30, 2003               High        Low

                4th Quarter                     8.740       2.750
                3rd Quarter                     3.000       2.480
                2nd Quarter                     3.250       2.720
                1st Quarter                     3.640       2.870

                For the Year Ended                Common Stock
                September 30, 2002               High        Low

                4th Quarter                     4.000       2.050
                3rd Quarter                     4.190       2.040
                2nd Quarter                     2.900       1.180
                1st Quarter                     2.500       1.050


     There are approximately 143 shareholders of record as of December 12, 2003. The Company believes that the number of beneficial holders of common stock exceeds 2,000. The last reported sale of the Company's common stock on December 12, 2003 was at $5.75.

     The Company has not paid any cash dividends and it is anticipated that none will be declared in the foreseeable future. The Company intends to retain future earnings, if any, to provide funds for the operation, development and expansion of its business.

     The information set forth under the caption "Equity Compensation Plans" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2003 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

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

     During the fourth quarter of fiscal 2001, the Company approved and completed a corporate-wide restructuring plan in an effort to reduce costs and centralize administrative operations. The restructuring plan resulted in charges of approximately $763,000 for severance benefits and related costs for 42 terminated employees. Of these charges, $377,000 was paid during fiscal 2001 with the balance of $386,000 accrued as of September 30, 2001. Additional amounts of $153,000 and $217,000, respectively, were paid during fiscal 2003 and fiscal 2002, respectively, leaving a balance of $16,000 accrued as of September 30, 2003, of which the long term portion is $3,000. The total balance is expected to be fully paid by January 2005. During the second quarter of fiscal 2002, the Company approved and completed an additional restructuring undertaken to further improve efficiencies and reduce costs, which resulted in an additional restructuring charge of approximately $88,000 for severance benefits and related costs for four terminated employees. These charges were fully paid during fiscal 2002. During the first quarter of fiscal 2003, the Company approved and completed a restructuring undertaken to reduce costs related to its international operations. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company recorded a restructuring charge of approximately $181,000 for severance benefits for five terminated employees and costs resulting from the cancellation of leases and the disposal of fixed assets related to a relocation to smaller facilities. The charges for this restructuring were fully paid in February 2003.

     In November 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board released EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF 01-9 requires that certain amounts paid by a vendor for advertising and marketing to a customer be recorded as a reduction of revenue, when certain conditions are met. The Company previously accounted for payments of this type to certain distributors as marketing expenses. The Company adopted EITF 01-9 in fiscal 2002, and, as required, reclassified these payments as a reduction of revenue in all periods presented herein. The amounts reclassified from marketing expenses to a reduction in revenue in 2002, 2001, and 2000 approximated $77,000, $81,000 and $105,000, respectively.

     The following table sets forth selected consolidated financial data of the Company for the periods indicated. The selected consolidated financial data for and as of the end of the years in the five-year period ended September 30, 2003 are derived from the Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes which appears elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data
Years Ended September 30,                             2003             2002             2001              2000              1999
                                                 ----------------------------------------------------------------------------------
Revenue                                          $ 17,712,206     $ 19,440,743     $ 18,321,251      $ 22,368,637      $ 23,552,764

Costs and Expenses                                 16,886,018       18,499,009       23,638,923        23,329,304        27,723,971
                                                 ------------     ------------     ------------      ------------      ------------

Income (Loss) from Operations                         826,188          941,734       (5,317,672)         (960,667)       (4,171,207)

Income (Loss) from
    Continuing Operations                             846,545          846,379       (5,385,051)       (1,002,097)       (3,716,637)

Discontinued Operations
   Income (Loss) from Guildsoft
     operations, net                                     --               --           (143,856)           12,468          (130,544)
   Gain on sale of Guildsoft                             --             17,096          413,013              --                --
                                                 ------------     ------------     ------------      ------------      ------------
Income (Loss) from
   Discontinued Operations                               --             17,096          269,157            12,468          (130,544)

Net Income (Loss)                                $    846,545     $    863,475     $ (5,115,894)     $   (989,629)     $ (3,847,181)
                                                 ============     ============     ============      ============      ============
Net Income (Loss) from Continuing Operations
   per Common Share:
      Basic                                      $       0.33     $       0.33     $      (2.24)     $      (0.49)     $      (1.83)
      Diluted                                    $       0.31     $       0.31     $      (2.24)     $      (0.49)     $      (1.83)

Net Income (Loss) per Common Share:
      Basic                                      $       0.33     $       0.34     $      (2.13)     $      (0.48)     $      (1.89)
      Diluted                                    $       0.31     $       0.32     $      (2.13)     $      (0.48)     $      (1.89)


Balance Sheet Data
  September 30,                                       2003             2002             2001              2000              1999
                                                  ----------------------------------------------------------------------------------

Total Assets                                     $ 10,503,942     $  9,454,466     $  9,423,894      $ 13,572,817      $ 14,780,755
Working Capital                                     3,407,639        2,022,702          596,136         4,339,237         4,838,234
Long-Term Obligations                                   3,115           12,795          126,121              --                 354
Shareholders' Equity                                5,138,115        4,060,212        2,985,289         6,866,891         7,817,707

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

     Datawatch's principal products are: Monarch, a desktop report mining and business intelligence application that lets users extract and manipulate data from ASCII report files or HTML files produced on any mainframe, midrange, client/server or PC system; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; Datawatch|ES, formerly known as Monarch|ES, a web-enabled business information portal, providing complete report management, business intelligence and content management, and the ability to analyze data within reports derived from existing reporting systems with no new programming or report writing; Visual|Service Management , formerly known as Q|Service Management or Q|SM, a fully internet-enabled IT support solution that incorporates workflow and network management capabilities and provides web access to multiple databases via a standard browser; Visual|Help Desk or VHD, a web-based help desk and call center solution operating on the IBM Lotus Domino platform, acquired during fiscal 2003 in the Auxilor, Inc. transaction described below; and VorteXML, a data transformation product for the emerging XML market that easily and quickly converts structured text output from any system into valid XML for web services and more using any DTD or XDR schema without programming.

     On October 16, 2002, Datawatch acquired 100% of the shares of Auxilor, Inc., in exchange for $127,000 in cash and 14,764 shares of Datawatch common stock valued at approximately $50,000. The purchase agreement also included an earn-out clause, which provided for a cash payout equal to 10% of the sales of Auxilor products in fiscal 2003. The activities of Auxilor from October 1, 2002 to October 16, 2002 are not consolidated into the Company's consolidated financial statements and are not significant.

CRITICAL ACCOUNTING POLICIES

In the preparation of financial statements and other financial data, management applies certain accounting policies to transactions that, depending on choices made by management, can result in various outcomes. In order for a reader to understand the following information regarding the financial performance and condition of the Company, an understanding of those accounting policies is important. The Company's accounting policies are set forth in the Notes to our Consolidated Financial Statements, which are included in Item 15. Certain of those policies are comparatively more important to our financial results and condition than others. The policies that the Company believes are most important for a reader's understanding of the financial information are described below.

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

     The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Enterprise Software products are generally sold directly to end-users. Sales to distributors and resellers accounted for approximately 29%, 27% and 20%, respectively, of total sales for the fiscal years ended September 30, 2003, 2002 and 2001. Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company's software product offerings are "off-the-shelf" as such term is defined by Statement of Position No. 97-2, "Software Revenue Recognition." Our products are relatively straightforward and the software can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations of the Company.

     Desktop and Server Software products are generally not sold in multiple element arrangements. Accordingly, the price paid by the customer is considered the vendor specific objective evidence ("VSOE") of fair value for those products.

     Enterprise Software sales are generally multiple element arrangements which include software license deliverables, professional services and post-contract customer support. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to a software license. In applying the residual method, the Company deducts from the sale proceeds the VSOE of fair value of the services and post-contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and do not involve modification or customization of the software or any other unusual acceptance clauses or terms. Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post-contract customer support services is deferred and recognized ratably over the contract period (generally one year). Such deferred amounts are recorded as part of deferred revenue in the Company's Consolidated Balance Sheets included elsewhere herein.

     The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, VorteXML and Redwing sold directly to end-users, include a guarantee under which such customers may return products within 30 to 60 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in SFAS No. 48, "Revenue Recognition when Right of Return Exists." Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and
(i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company's experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated and amounts provided by the Company. For the fiscal years ended September 30, 2003, 2002 and 2001 changes to and ending balances of the returns reserve were approximately as follows:


                                                    2003       2002       2001
                                                    ----       ----       ----
Amounts Accrued for the Returns Reserve           $379,000   $255,000   $300,000

Returns Applied Against the Returns Reserve       $451,000   $215,000   $429,000

Ending Returns Reserve Balance at September 30    $213,000   $285,000   $245,000


      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on our financial position and results of operations. For the fiscal years ended September 30, 2003, 2002 and 2001, changes to and ending balances of the allowance for doubtful accounts were approximately as follows:

                                                                   2003        2002       2001
                                                                   ----        ----       ----
Additions to the Allowance for Doubtful Accounts                 $120,000    $ 48,000   $280,000

Amounts Applied Against the Allowance for Doubtful Accounts      $150,000    $105,000   $167,000

Allowance for Doubtful Accounts Balance at September 30          $230,000    $260,000   $317,000

Capitalized Software Development Costs

     The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), generally 12 to 36 months. For the fiscal years ended September 30, 2003, 2002 and 2001 amounts related to capitalized software development costs and purchased software were approximately as follows:

                                                 2003        2002        2001
                                                 ----        ----        ----
Capitalized Software Development Costs         $109,000        --      $496,000

Capitalized Purchased Software                 $124,000    $272,000    $307,000

Amortization of Capitalized Software
  Development Costs and Purchased Software     $498,000    $394,000    $358,000


Foreign Currency Translations

     Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at rates in effect at each balance sheet date. Revenues, expenses and cash flows are translated into U.S. dollars at average rates prevailing when transactions occur. The related translation adjustments are reported as a separate component of shareholders' equity under the heading "Accumulated Other Comprehensive Loss." Accumulated other comprehensive loss reported in the consolidated balance sheets consists only of foreign currency translation adjustments. At the fiscal years ended September 30, 2003 and 2002, the accumulated foreign currency translation loss totaled approximately $403,000 and $516,000, respectively. The Company does not currently engage in foreign currency hedging activities.

RESULTS OF OPERATIONS

               FISCAL YEAR ENDED SEPTEMBER 30, 2003 AS COMPARED TO
                      FISCAL YEAR ENDED SEPTEMBER 30, 2002

     Revenue from continuing operations for the fiscal year ended September 30, 2003 was $17,712,000 which represents a decrease of $1,729,000 or approximately 9% from revenue of $19,441,000 for the fiscal year ended September 30, 2002. For fiscal 2003 Monarch, Visual|SM and Visual|HD, and Datawatch|ES sales accounted for 59%, 29% and 12% of total revenue, respectively, as compared to 59%, 26% and 15%, respectively, for fiscal 2002.

     Software license revenue for the fiscal year ended September 30, 2003 was $12,210,000 or approximately 69% of total revenue, as compared to $13,814,000 or approximately 71% of total revenue for the fiscal year ended September 30, 2002. This represents a decrease of $1,604,000 or approximately 12% from fiscal 2002 to fiscal 2003. In fiscal 2003, Datawatch|ES license revenue decreased by $911,000 and Monarch license revenue (including Monarch Data Pump, VorteXML and Redwing) decreased by $909,000 when compared to fiscal 2002. These decreases were partially offset by an increase in Visual|SM and Visual|HD license revenue of $216,000 (Visual|HD license revenue increased by $232,000 and Visual|SM license revenue decreased by $16,000). The Company attributes the decreases in software license revenue to concerns regarding the possible effects of war and terrorism on an uncertain worldwide economy and the resulting reduction in corporate spending on software solutions.

     Maintenance and services revenue for the fiscal year ended September 30, 2003 was $5,502,000 or approximately 31% of total revenue, as compared to $5,627,000 or approximately 29% of total revenue for the fiscal year ended September 30, 2002. This represents a decrease of $125,000 or approximately 2% from fiscal 2002 to fiscal 2003. This decrease is primarily attributable to a net decrease for Visual|SM maintenance and services revenue of $386,000 and a net decrease in Monarch maintenance and services revenue of $101,000. This was partially offset by Visual|HD and Datawatch|ES maintenance and services revenue increases of $219,000 and $143,000, respectively. The decrease in Visual|SM maintenance and services revenue is the result of reduced revenue from the Company's Visual|SM professional services (decrease of $570,000 for fiscal
2003), partially offset by increased Visual|SM maintenance revenue (increase of

$184,000 for fiscal 2003). The increase in Datawatch|ES maintenance and services revenue is the result of increased revenue from Datawatch|ES maintenance (increase of $228,000 for fiscal 2003) partially offset by reduced revenue from Datawatch|ES professional services (decrease of $85,000 for fiscal 2003). The Company believes the lower professional services revenues are the result of a reduced demand for such services due to a weakened worldwide economy. The Company attributes the increased maintenance revenues to increasing customer loyalty for its products, resulting in a higher percentage of maintenance contract renewals.

     Cost of software licenses for the fiscal year ended September 30, 2003 was $2,563,000 or approximately 21% of software license revenues, as compared to $2,795,000 or approximately 20% of software license revenues for the fiscal year ended September 30, 2002. This decrease of $232,000 is primarily attributable to decreased software license sales during fiscal 2003 as compared to fiscal 2002, especially those for Datawatch|ES which has a substantially higher cost of royalties than the Company's other products.

     Cost of maintenance and services for the fiscal year ended September 30, 2003 was $2,369,000 or approximately 43% of maintenance and service revenues, as compared to $2,679,000 or approximately 48% of maintenance and service revenues, for the fiscal year ended September 30, 2002. This decrease of $310,000 is primarily attributable to reductions in services headcount and related expenses.

     Sales and marketing expenses were $6,129,000 for the fiscal year ended September 30, 2003, which represents a decrease of $768,000, or approximately 11%, from $6,897,000 for the fiscal year ended September 30, 2002. This decrease is primarily attributable to decreases in marketing expenses for direct mail, lead generation and advertising, partially offset by an increase in show expense. The decreases in direct mail expense, lead generation and advertising totaled $395,000, $250,000, and $152,000, respectively, while the increase in show expense totaled $28,000.

     Engineering and product development expenses were $1,507,000 for the fiscal year ended September 30, 2003, which represents an increase of $231,000 or approximately 18% from $1,276,000 for the fiscal year ended September 30, 2002. This increase is attributable to engineering and development expenses of $167,000 related to the Visual|HD product acquired in the Auxilor purchase during fiscal 2003 and increased severance charges for product development personnel totaling $90,000. During fiscal 2003, the Company capitalized $233,000 in purchased software and software development costs. This compares to $272,000 capitalized during fiscal 2002. This decrease in capitalized costs is due to reduced capitalized costs associated with a development project for a new version of Visual|SM which was completed during the Company's fiscal 2003 second quarter.

     General and administrative expenses were $4,137,000 for the fiscal year ended September 30, 2003, which represents a decrease of $627,000 or approximately 13% from $4,764,000 for the fiscal year ended September 30, 2002. This decrease is attributable to reductions in international general and administrative expenses.

     As a result of the foregoing, the income from continuing operations for the year ended September 30, 2003 was $847,000, which compares to income from continuing operations of $846,000 for the year ended September 30, 2002. The Company recorded a provision for income taxes of $5,500 in fiscal 2003 primarily due to an estimated federal tax liability for alternative minimum tax due, while in fiscal 2002, no benefit or provision for income taxes was recorded. No further tax benefits or provisions were recorded in either fiscal 2003 or fiscal 2002 due to the Company's current estimate that it will not be in a significant taxable position in any jurisdiction owing primarily to the availability of loss carryforwards for which valuation allowances had previously been provided. At September 30, 2003, the Company had federal tax loss carryforwards available to offset future taxable income of approximately $7 million (plus approximately $8 million in state tax loss carryforwards and $5 million in tax loss carryforwards in foreign jurisdictions); a full valuation reserve has been established against these assets as uncertainty continues to exist regarding the Company's ability to generate sufficient future taxable income for the utilization of these losses.

     In September 2001, Datawatch sold the operations of Guildsoft Limited, a United Kingdom distribution subsidiary, to a third party. In December 2001 there was a purchase price settlement between Datawatch and the purchaser of Guildsoft Limited, resulting in an additional gain of $17,000 which is shown as a gain on the sale of Guildsoft as part of discontinued operations on the Consolidated Statement of Operations for fiscal 2002 included elsewhere herein.

     Net income for the year ended September 30, 2003 was $847,000, which compares to net income of $863,000 for the year ended September 30, 2002.

               FISCAL YEAR ENDED SEPTEMBER 30, 2002 AS COMPARED TO
                      FISCAL YEAR ENDED SEPTEMBER 30, 2001

     Revenue from continuing operations for the fiscal year ended September 30, 2002 was $19,441,000 which represents an increase of $1,120,000 or approximately 6% from revenue of $18,321,000 for the fiscal year ended September 30, 2001. For fiscal 2002 Monarch, Visual|SM, and Datawatch|ES sales accounted for 59%, 26% and 15% of total revenue, respectively, as compared to 54%, 30% and 16%, respectively, for fiscal 2001.

     Software license revenue for the fiscal year ended September 30, 2002 was $13,814,000 or approximately 71% of total revenue, as compared to $12,754,000 or approximately 70% of total revenue for the fiscal year ended September 30, 2001. This represents an increase of $1,060,000 or approximately 8% from fiscal 2001 to fiscal 2002. In fiscal 2002, Monarch license sales (including Monarch Data Pump, VorteXML and Redwing) increased by $1,545,000 or 17% when compared to fiscal 2001, which accounts for an increase of approximately 12% in total software license revenue. Monarch software license sales to the Company's two largest distributors increased by 56% in fiscal 2002, as compared to fiscal 2001, which accounts for the increase in Monarch license revenue. The increase in Monarch license sales was partially offset by decreases in Datawatch|ES and Visual|SM license sales of $361,000 and $123,000, or approximately 19% and 8%, respectively, when compared to fiscal 2001, which account for a decrease in total software license revenue of approximately 4%. The Company attributes the decreases in Datawatch|ES and Visual|SM sales to a reduction in corporate spending on high-ticket software solutions due to an uncertain worldwide economy and continuing reactions to the events of September 11, 2001 and ongoing concerns regarding the possible effects of war and terrorism.

     Maintenance and services revenue for the fiscal year ended September 30, 2002 was $5,627,000 or approximately 29% of total revenue, as compared to $5,567,000 or approximately 30% of total revenue for the fiscal year ended September 30, 2001. This represents an increase of $60,000 or approximately 1% from fiscal 2001 to fiscal 2002. This increase is primarily attributable to an increase in Datawatch|ES maintenance and services sales of $186,000 or approximately 18%, which accounts for an increase of approximately 3% in total maintenance and services revenue. This was partially offset by a decreases in Visual|SM and Monarch maintenance and services sales of $108,000 and $19,000 or approximately 3% and 2%, respectively, which account for a decrease of 2% in total maintenance and services revenue.

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

     Engineering and product development expenses were $1,276,000 for the fiscal year ended September 30, 2002, which represents a decrease of $726,000 or approximately 36% from $2,002,000 for the fiscal year ended September 30, 2001. This decrease is primarily attributable to reduced expenses for maintenance of the older versions of the Company's help desk and asset management products by external developers and reduced headcount and related expenses resulting from the restructurings which took place in the fourth quarter of fiscal 2001 and the second quarter of fiscal 2002. The realized cost savings from the reduction in expenses for the maintenance of the help desk and asset management products was $390,000, or 54% of the decrease, and $297,000, or 41% of the decrease, was from the reduction in headcount and related expenses. During fiscal 2002, the Company capitalized $272,000 in purchased software and software development costs. This compares to $803,000 capitalized in fiscal 2001. The higher amount in capitalized costs in fiscal 2001, as compared to fiscal 2002, is due to the development of the Visual|SM product and a new major version of Datawatch|ES developed and released during fiscal 2001.

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

     As a result of the foregoing, the income from continuing operations for the year ended September 30, 2002 was $846,000, which compares to a loss from continuing operations of $5,385,000 for the year ended September 30, 2001. The Company recorded a benefit for income taxes of $25,000 in fiscal 2001 due to tax refunds received in the year. In fiscal 2002, no benefit or provision for income taxes was recorded due to the availability of loss carryforwards for which valuation allowances had previously been provided. At September 30, 2002, the Company had federal tax loss carryforwards available to offset future taxable income of approximately $7 million; a full valuation reserve has been established against these assets as uncertainty continues to exist regarding the Company's ability to generate sufficient future taxable income for the utilization of these losses.

     In September 2001, Datawatch sold the operations of Guildsoft Limited, a United Kingdom distribution subsidiary, to a third party. The sale resulted in gross proceeds of approximately $1,179,000 and a gain of approximately $413,000. The operations of Guildsoft Limited have been reflected as a discontinued operation in accordance with SFAS No. 144 (See Notes 1 and 3 to the Consolidated Financial Statements included elsewhere herein). Income from discontinued operations for the year ended September 30, 2002 was $17,000 which compares to income from discontinued operations of $269,000 for the year ended September 30, 2001. Income from discontinued operations in 2002 was the result of the finalization of the sales price for Guildsoft with the buyer and additional proceeds received by the Company.

     Net income for the year ended September 30, 2002 was $863,000, which compares to a net loss of $5,116,000 for the year ended September 30, 2001.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

     The Company leases various facilities, equipment and automobiles in the U.S. and overseas under noncancelable operating leases which expire through 2008. The lease agreements generally provide for the payment of minimum annual rentals, pro-rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $766,000, $810,000 and $906,000 for the years ended September 30, 2003, 2002 and 2001, respectively.

As of September 30, 2003, minimum rental commitments under noncancelable operating leases are as follows:

     Year Ending September 30,
     2004                                            $  599,666
     2005                                               415,835
     2006                                               141,320
     2007                                                21,105
     2008                                                 8,793
     Thereafter                                            --
                                                     ----------

     Total minimum lease payments                    $1,186,719
                                                     ==========

     The Company is also committed to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $1,584,000, $1,802,000 and $1,925,000 for the years ended September 30, 2003, 2002 and 2001, respectively. The Company is not obligated to pay any minimum royalty amounts.

     On October 16, 2002, the Company acquired 100% of the shares of Auxilor, Inc. The purchase agreement includes an earn-out clause, which provides for a cash payout equal to 10% of the sales of Auxilor products in fiscal 2003. Accordingly, the

Company expensed earn-out payments of approximately $45,000 during fiscal 2003. The Company is not obligated to make earn-out payments on the sales of Auxilor products beyond September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had net income of $847,000 for the year ended September 30, 2003 as compared to net income of $863,000 and a net loss of $5,116,000 in fiscal 2002 and 2001, respectively. Working capital increased by $1,385,000 during fiscal 2003. During fiscal 2003, approximately $1,747,000 of cash was provided by the Company's operations as compared to approximately $3,072,000 of cash provided by operations during fiscal 2002. During the three month periods ended September 30, 2001, June 30, 2002 and December 31, 2002, management took a series of steps to reduce operating expenses and to restructure operations. See
Note 4 to the Consolidated Financial Statements included elsewhere herein for a further discussion of the reductions in the workforce as well as other restructuring actions taken to reduce operating expenses.

     Net cash provided by operating activities for fiscal 2003 of $1,747,000 is primarily the result of profitable operations and an increase in deferred revenue which is due to increased maintenance renewals and product orders which can be invoiced but not recognized as revenue under the Company's revenue recognition policies, and a decrease in accounts receivable, partially offset by cash payments required to reduce the assumed liabilities resulting from the purchase of Auxilor, Inc. and decreases in accounts payable and accrued expenses. As discussed in Note 2 to the Consolidated Financial Statements included elsewhere herein, the Company assumed liabilities totaling approximately $324,000 as a result of the acquisition of Auxilor. From the date of acquisition of Auxilor to September 30, 2003, approximately $262,000 was used to reduce these assumed liabilities. The decrease in accounts receivable is primarily due to the decreased sales for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. The decrease in accounts payable during fiscal 2003 was primarily the result of reduced expense levels due to the restructuring which took place during the quarter ended December 31, 2002. The decrease in accrued expenses which took place during the same period was primarily the result of reductions in accrued restructuring costs and accrued royalties due to outside developers.

     Net cash used in investing activities during fiscal 2003 of $330,000 is primarily the result of the acquisition of Auxilor, the purchase of fixed assets (primarily computer equipment and software) and the investment in acquired software and capitalized development, partially offset by a decrease in other assets (primarily rent deposits).

     On October 29, 2003, the Company's bank line of credit, which provided for maximum borrowings of the lesser of $1,500,000 or 70% of defined eligible receivables and was collateralized by substantially all the assets of the Company, expired. The Company was offered the option to renew its bank line of credit but decided, based on its positive cash flow during the past two fiscal years and the current level of its cash holdings, that it was in the Company's best interest to forego the expense required to continue the line of credit and, therefore, did not renew the line of credit. The Company had no outstanding borrowings under its bank line of credit, with approximately $601,000 in borrowings available under the line, as of September 30, 2003.

     Management believes based on its current cash position and by continuing to control operating expenses and capital expenditures, the Company will have sufficient liquidity through at least September 30, 2004 to fund its cash requirements.

     Management believes that the Company's current operations have not been materially impacted by the effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities." SFAS No. 146 will impact how companies account for costs incurred with exit activities, such as employee severance and facility closure costs. The Company adopted SFAS No. 146 on October 1, 2002. Accordingly, the Company recorded $181,459 in restructuring and centralization costs for severance benefits for five terminated employees and costs resulting from the cancellation of leases and the disposal of fixed assets related to a relocation to smaller facilities during the first quarter of fiscal 2003. (See Note 4 to the Consolidated Financial Statements elsewhere herein.)

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

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003. Adoption did not have a significant impact on the Company's consolidated financial statements.

     In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. Adoption of FIN 45 did not have a significant impact on the Company's financial position or results of operations. The Company's disclosures required under FIN 45 follow below:

     The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under it's product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2003.

     The Company is required by the lease related to its Lowell, Massachusetts facility to provide a letter of credit in the amount of $143,299 as a security deposit to guarantee payment to the landlord of amounts due under the lease. Cash on deposit providing security in the amount of this letter of credit is recorded as part of restricted cash in the Company's consolidated balance sheets as of September 30, 2003 and September 30, 2002 found elsewhere in this filing. No amount has ever been drawn against the letter of credit by the landlord to guarantee payment and no such action is anticipated in the future. As it is anticipated that this and any other lease arrangement will continue to be paid in a timely manner, no contingent liability has been recorded by the Company for such leases as of September 30, 2003. See the section titled OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS which is found elsewhere in this filing for disclosure of minimum rental commitments under noncancelable operating leases.

     As a requirement of the Company's bank line of credit arrangement which expired on October 29, 2003, its United Kingdom subsidiaries, Datawatch International Limited and Datawatch Europe Limited, have entered into unlimited guarantees that pledge their assets as collateral against any default by the Company in the repayment of amounts borrowed under the line of credit. Any amounts borrowed under the line of credit would have been recorded as a liability by the Company. No such amounts were borrowed as of September 30, 2003. (See Note 9 to the Consolidated Financial Statements elsewhere herein.)

     As a result of the sale of the Company's former subsidiary Guildsoft Limited in September 2001, the Company made certain warranties to the purchaser regarding, among other things, the financial condition and accuracy of the records of Guildsoft at the time of the sale and against future claims against Guildsoft related to periods prior to the purchase and sale. As a guarantee of payment for any such claims or inaccuracies, the equivalent of approximately $160,000 was placed in escrow in a joint account controlled by both the Company's and purchaser's United Kingdom attorneys. Under the terms of the purchase and sale agreement, 50% of the escrow amount was to be released to the Company on the one year anniversary of the sale and 50% released on the third anniversary of the sale, if there were no warranty claims made by the purchaser. To date, no warranty claims have been made by the purchaser and 50% of the funds were released to Datawatch in September 2002. The balance, or the equivalent of approximately $83,000, will remain in escrow until September 2004 under the terms of the purchase and sale agreement and is recorded as part of restricted cash in the Company's consolidated balance sheets as of September 30, 2003 and September 30, 2002 found elsewhere in this filing. As there have been no claims to date against the warranties and the Company believes the fair value of any such claims to be minimal and insignificant, no contingent liability has been recorded by the Company for these warranties as of September 30, 2003.

     The Company enters into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

     Certain of our agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of our employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

     As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at our request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, our director and officer insurance policy limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

     In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," with the objective of improving financial reporting by companies involved with variable interest entities. The Company is not involved with any variable interest entities as defined within this interpretation. Accordingly, no additional disclosures are required under FIN 46 for the fiscal year ended September 30, 2003.

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

Dependence on Principal Products

     In fiscal 2003, Monarch, Visual|SM and Visual|HD, and Datawatch|ES accounted for approximately 59%, 29% and 12%, respectively, of the Company's total revenue. The Company is wholly dependent on the Monarch, Visual|SM, Visual|HD and Datawatch|ES products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

International Sales

     In fiscal 2003, 2002 and 2001, international sales, including export sales from domestic operations, accounted for approximately 39%, 42% and 47%, respectively, of the Company's total revenue. The Company anticipates that international sales will continue to account for a significant percentage of its total revenue. A significant portion of the Company's total revenue will therefore be subject to risks associated with international sales, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company's intellectual property overseas, seasonality of sales and potentially adverse tax consequences.

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

Dependence on the Ability to Hire and Retain Skilled Personnel

     Qualified personnel are in great demand throughout the software industry. Our success depends, in large part, upon our ability to attract, train, motivate and retain highly skilled employees, particularly, technical personnel such and product development and professional services personnel, sales and marketing personnel and other senior personnel. Our failure to attract and retain the highly trained technical personnel that are integral to our product development, professional services and direct sales teams may limit the rate at which the Company can generate sales and develop new products or product enhancements. A change in key management could result in transition and attrition in the affected department. This could have a material adverse effect on our business, operating results and financial condition.

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

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

     At September 30, 2003, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments. The Company holds no investment securities that possess significant market risk.

Primary Market Risk Exposures

     The Company's primary market risk exposure is currency exchange rate risk. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to the Company's international subsidiaries, if any, are usually considered to be of a long-term investment nature. Therefore, the majority of currency movements are reflected in the Company's other comprehensive income. There are, however, certain situations where the Company will invoice customers in currencies other than its own. Such gains or losses, whether realized or unrealized, are reflected in income. These have not been material in the past nor does management believe that they will be material in the future. Currently the Company does not engage in foreign currency hedging activities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to Directors may be found under the caption "Election of Directors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2003. Such information is incorporated herein by reference. Information with respect to the Company's executive officers may be found under the caption "Executive Officers of the Registrant" appearing in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

      The information set forth under the captions "Compensation and Other Information Concerning Directors and Officers" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2003 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information set forth under the caption "Principal Holders of Voting Securities" and "Equity Compensation Plans" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2003 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth under the caption "Certain Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2003 is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

   (a) Evaluation of disclosure controls and procedures

                 As of a date (the "Evaluation Date") within ninety days prior to the filing date of this Annual Report on Form 10-K, the Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13(a)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls are effective at a level that provides such reasonable assurances.

   (b) Changes in internal controls

                 There were no changes in the Company's internal controls or, to the knowledge of the Company, in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   The following documents are filed as part of this report:

   (A)   1. CONSOLIDATED FINANCIAL STATEMENTS

            Independent Auditors' Report
            Consolidated Balance Sheets as of September 30, 2003 and 2002 Consolidated Statements of Operations for the Years Ended September 30, 2003, 2002 and 2001.
            Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2003, 2002 and 2001.
            Consolidated Statements of Cash Flows for the Years Ended September 30, 2003, 2002 and 2001.
            Notes to Consolidated Financial Statements

         2. FINANCIAL STATEMENT SCHEDULE

            All schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

         3. LIST OF EXHIBITS

  EX. NO. DESCRIPTION

(1)   3.1    Restated Certificate of Incorporation of the Registrant (Exhibit
             3.2)
(8)   3.2    Certificate of Amendment of Restated Certificate of Incorporation
             of the Registrant (Exhibit 3.2)
(1)   3.3    By-Laws, as amended, of the Registrant (Exhibit 3.3)
(1)   4.1    Specimen certificate representing the Common Stock (Exhibit 4.4)
(6)   4.2    Warrant to Purchase Stock issued to Silicon Valley Bank, dated
             January 17, 2001 (Exhibit 4.1)
(8)   4.3    Warrant to Purchase Stock issued to Silicon Valley Bank, dated
             October 30, 2001 (Exhibit 4.3)
(1)  10.1*   1987 Stock Plan (Exhibit 10.7)
(1)  10.2*   Form of Incentive Stock Option Agreement of the Registrant
             (Exhibit 10.8)
(1)  10.3*   Form of Nonqualified Stock Option Agreement of the Registrant
             (Exhibit 10.9)
(1)  10.4    Software Development and Marketing Agreement by and between
             Personics Corporation and Raymond Huger, dated January 19, 1989
             (Exhibit 10.12)
(12) 10.5    Distribution Agreement, dated December 10, 1992, by and between
             Datawatch Corporation and Ingram Micro Inc. (Exhibit 10.2)
(4)  10.6    Commercial Security Agreement between Datawatch Corporation and
             Silicon Valley Bank doing business as Silicon Valley East, dated
             November 1, 1994 (Exhibit 10.6)
(4)  10.7    Commercial Security Agreement between Personics Corporation and
             Silicon Valley Bank doing business as Silicon Valley East, dated
             November 1, 1994 (Exhibit 10.7)
(2)  10.8*   1996 Non-Employee Director Stock Option Plan, as amended on
             December 10, 1996 (Exhibit 10.30)
(2)  10.9*   1996 International Employee Non-Qualified Stock Option Plan
             (Exhibit 10.31)
(3)  10.10   Promissory Note, dated February 12, 1997, by and between Datawatch
             Corporation, Personics Corporation and Silicon Valley Bank
             (Exhibit 10.2).
(12) 10.11*  1996 Stock Plan as amended as of March 7, 2003 (Exhibit 10.1)
(4)  10.12   Lease, dated August 31, 2000, by and between Fortune Wakefield,
             LLC and Datawatch Corporation (Exhibit 10.27)
(5)  10.13   Indemnification Agreement between Datawatch Corporation and James
             Wood, dated January 12, 2001 (Exhibit 10.1)
(5)  10.14   Indemnification Agreement between Datawatch Corporation and Richard de J. Osborne, dated January 12,2001 (Exhibit 10.2)
(6)  10.15   Registration Rights Agreement between Silicon Valley Bank and
             Datawatch Corporation, dated January 17, 2001 (Exhibit 10.1)
(8)  10.16   Amendment No. 1 to Registration Rights Agreement, dated October 30,
             2001, by and between Silicon Valley Bank and Datawatch Corporation
             (Exhibit 10.15)

(6)  10.17   Export-Import Bank of the United States Working Capital Guarantee
             Program Borrower Agreement, dated January 17, 2001, by and among
             Datawatch Corporation, Datawatch International Limited, Datawatch
             Europe Limited, Guildsoft Limited and Silicon Valley Bank in favor of Export-Import Bank of the United States (Exhibit 10.2)
(6)  10.18   Second Loan Modification Agreement, dated January 17, 2001, by and between Datawatch Corporation and Silicon Valley Bank, doing business as Silicon Valley East. (Exhibit 10.3)
(6)  10.19   First Loan Modification Agreement (EXIM Line), dated January 17,
             2001, by and among Datawatch Corporation, Datawatch International
             Limited, Datawatch Europe Limited, Guildsoft Limited and Silicon
             Valley Bank, doing business as Silicon Valley East, in favor of
             Export-Import Bank of the United States (Exhibit 10.4)
(6)  10.20   Revolving Promissory Note (Export-Import Line), dated January 17,
             2001, by and among Datawatch Corporation, Datawatch International
             Limited, Datawatch Europe Limited, Guildsoft Limited and Silicon
             Valley Bank (Exhibit 10.5)
(6)  10.21   Supplemental Deed of Guarantee, dated January 17, 2001, by and between Datawatch International Limited and Silicon Valley Bank
             (Exhibit 10.6)
(6)  10.22   Supplemental Deed of Guarantee, dated January 17, 2001, by and between Datawatch Europe Limited and Silicon Valley Bank (Exhibit
             10.7)
(6)  10.23   Assignment and Consulting Agreement, effective June 30, 2000, by and between Datawatch Corporation and Russell Ryan, also doing business as Edge IT (Exhibit 10.9)
(7)  10.24   Form of Indemnification Agreement between Datawatch Corporation and each of its Non-Employee Directors (Exhibit 10.1)
(7)  10.25*  Advisory Agreement, dated April 5, 2001, by and between Datawatch
             Corporation and Richard de J. Osborne (Exhibit 10.2)
(8)  10.26*  Executive Agreement, dated July 9, 2001, between the Company and
             Robert W. Hagger (Exhibit 10.24)
(8)  10.27*  Management Transition Agreement, dated July 6, 2001, between the
             Company and Bruce R. Gardner (Exhibit 10.25)
(8)  10.28   Amended and Restated Loan and Security Agreement, dated October 30,
             2001, between Datawatch Corporation and Silicon Valley Bank
             (Exhibit 10.26)
(8)  10.29   Intellectual Property Security Agreement, dated October 30, 2001 by and between Datawatch Corporation and Silicon Valley Bank (Exhibit
             10.27)
(8)  10.30   Amended and Restated Export-Import Bank Loan and Security
             Agreement, dated December 19, 2001, by and among Datawatch
             Corporation, Datawatch International Limited, Datawatch Europe
             Limited and Silicon Valley Bank (Exhibit 10.28)
(8)  10.31   Revolving Promissory Note, dated December 19, 2001, by and between
             Datawatch Corporation, Datawatch International Limited, Datawatch
             Europe Limited and Silicon Valley Bank (Exhibit 10.29)
(8)  10.32   Export-Import Bank of the United States Working Capital Guarantee
             Program Borrower Agreement, dated December 19, 2001, by and among
             Datawatch Corporation, Datawatch International Limited, Datawatch
             Europe Limited and Silicon Valley Bank in favor of Export-Import
             Bank of the United States (Exhibit 10.30)
(9)  10.33*  Executive Agreement, dated December 1, 2001, by and between
             Datawatch Corporation and Calvin MacKay (Exhibit 10.1)
(9)  10.34*  Severance Agreement and Release, dated January 31, 2002, by and between Datawatch Corporation and Linda Lammi (Exhibit 10.2)
(10) 10.35*  Executive Agreement, dated April 25, 2002, by and between Datawatch
             Corporation and Alan R. MacDougall (Exhibit 10.1)
(10) 10.36*  Executive Agreement, dated April 25, 2002, by and between Datawatch
             Corporation and John Kitchen (Exhibit 10.2)
(10) 10.37*  Professional Services Agreement, dated May 16, 2002, by and between
             Vested Development Inc. and Datawatch Corporation (Exhibit 10.3)
(11) 10.38   Loan Modification Agreement, dated November 15, 2002, by and between Datawatch Corporation and Silicon Valley Bank, doing business as Silicon Valley East (Exhibit 10.37)
     21.1    Subsidiaries of the Registrant (filed herewith)
     23.1    Independent Auditor's Consent (filed herewith)
     31.1    Certification of the Chief Executive Officer pursuant to Section
             302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
     31.2    Certification of the Chief Financial Officer pursuant to Section
             302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
     32.1    Certification of the Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

     32.2    Certification of the Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
--------------------------------------------------------------------------------
*    Indicates a management contract or compensatory plan or contract.

(1) Previously filed as an exhibit to Registration Statement 33-46290 on Form S-1 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form S-1).
(2) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).
(3) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(4) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).
(5) Previously filed as an exhibit to Registrant's Current Report on Form 8-K dated February 2, 2001 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 8-K).
(6) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(7) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(8) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).
(9) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(10) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(11) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).
(12) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).

(B)  REPORTS ON FORM 8-K

     No current report on Form 8-K was filed during the quarterly period ended September 30, 2003.

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

                                         Datawatch Corporation

Date: December 24, 2003                  By: /s/ Robert W. Hagger
                                             -----------------------------
                                             Robert W. Hagger
                                             President, Chief Executive Officer
                                             and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                                    DATE

/s/ Robert W. Hagger           President, Chief Executive               December 24, 2003
-------------------------      Officer and Director
Robert W. Hagger               (Principal Executive Officer)



/s/ Alan R. MacDougall         Senior Vice President of Finance,        December 24, 2003
-------------------------      Chief Financial Officer, Treasurer
Alan R. MacDougall             and Assistant Secretary (Principal
                               Financial and Accounting Officer)


/s/ Richard de J. Osborne      Chairman of the Board                    December 24, 2003
-------------------------
Richard de J. Osborne



/s/ Kevin Morano               Director                                 December 24, 2003
-------------------------
Kevin Morano



/s/ Terry W. Potter            Director                                 December 24, 2003
-------------------------
Terry W. Potter



/s/ David T. Riddiford         Director                                 December 24, 2003
-------------------------
David T. Riddiford



/s/ James Wood                 Director                                 December 24, 2003
-------------------------
James Wood

DATAWATCH CORPORATION
AND SUBSIDIARIES







CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2003 and 2002
and for Each of the Three Years in the Period
Ended September 30, 2003



Independent Auditors' Report

DATAWATCH CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
================================================================================





                                                                           PAGE


INDEPENDENT AUDITORS' REPORT .............................................   1

CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003
   AND 2002 AND FOR EACH OF THE THREE YEARS IN THE PERIOD
   ENDED SEPTEMBER 30, 2003:

   Consolidated Balance Sheets ...........................................   2

   Consolidated Statements of Operations .................................   3

   Consolidated Statements of Shareholders' Equity .......................   4

   Consolidated Statements of Cash Flows .................................   5

   Notes to Consolidated Financial Statements ............................   6

INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders of Datawatch Corporation
Lowell, Massachusetts

We have audited the accompanying consolidated balance sheets of Datawatch Corporation and subsidiaries as of September 30, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datawatch Corporation and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

Boston, Massachusetts
December 23, 2003

DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND 2002


======================================================================================

ASSETS                                                      2003              2002
------                                                  ------------      ------------
CURRENT ASSETS:
  Cash and equivalents                                  $  5,070,850      $  3,605,044
  Accounts receivable, less allowances for doubtful
    accounts and sales returns of approximately
    $443,000 in 2003 and $545,000 in 2002                  3,041,322         3,057,356
  Inventories                                                105,258           170,735
  Prepaid expenses and other                                 552,921           571,026
                                                        ------------      ------------

           Total current assets                            8,770,351         7,404,161
                                                        ------------      ------------


PROPERTY AND EQUIPMENT:
  Office furniture and equipment                           1,685,132         3,153,385
  Manufacturing and engineering equipment                    164,201           175,332
                                                        ------------      ------------

                                                           1,849,333         3,328,717

  Less accumulated depreciation and amortization          (1,388,427)       (2,596,107)
                                                        ------------      ------------

           Net property and equipment                        460,906           732,610
                                                        ------------      ------------


OTHER ASSETS:
  Capitalized software development costs, net                696,861           962,312
  Restricted cash                                            226,514           221,729
  Trademarks                                                 285,152            11,000
  Other                                                       64,158           122,654
                                                        ------------      ------------

           Total other assets                              1,272,685         1,317,695
                                                        ------------      ------------

TOTAL                                                   $ 10,503,942      $  9,454,466
                                                        ============      ============








LIABILITIES AND SHAREHOLDERS' EQUITY                        2003              2002
------------------------------------                    ------------      ------------

CURRENT LIABILITIES:
  Accounts payable                                      $    918,734      $  1,156,966
  Accrued expenses                                         1,503,621         1,996,554
  Deferred revenue                                         2,940,357         2,227,939
                                                        ------------      ------------

           Total current liabilities                       5,362,712         5,381,459
                                                        ------------      ------------

ACCRUED SEVERANCE, Less current portion                        3,115            12,795
                                                        ------------      ------------

COMMITMENTS AND CONTINGENCIES
  (Notes 1, 7 and 8)

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.01- authorized,
    1,000,000 shares; none issued                                 --                --
  Common stock, par value $.01- authorized,
    20,000,000 shares; issued, 2,622,164 shares and
    2,587,605 shares in 2003 and 2002, respectively;
    outstanding, 2,615,041 shares and 2,580,482
    shares in 2003 and 2002, respectively                     26,222            25,876
  Additional paid-in capital                              21,727,518        21,609,555
  Accumulated deficit                                    (16,072,238)      (16,918,783)
  Accumulated other comprehensive loss                      (402,999)         (516,048)
                                                        ------------      ------------

                                                           5,278,503         4,200,600

  Less treasury stock, at cost - 7,123 shares               (140,388)         (140,388)
                                                        ------------      ------------

           Total shareholders' equity                      5,138,115         4,060,212
                                                        ------------      ------------

TOTAL                                                   $ 10,503,942      $  9,454,466
                                                        ============      ============



See notes to consolidated financial statements.

DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

=============================================================================================

                                                 2003              2002              2001
                                             ------------      ------------      ------------
REVENUE:
  Software licenses                          $ 12,209,857      $ 13,814,192      $ 12,753,848
  Maintenance and services                      5,502,349         5,626,551         5,567,403
                                             ------------      ------------      ------------

           Total Revenue                       17,712,206        19,440,743        18,321,251
                                             ------------      ------------      ------------

COSTS AND EXPENSES:
  Cost of software licenses                     2,563,400         2,795,110         3,062,075
  Cost of maintenance and services              2,368,556         2,679,379         3,564,770
  Sales and marketing                           6,128,640         6,897,176         8,474,622
  Engineering and product development           1,507,223         1,275,997         2,002,039
  General and administrative                    4,136,740         4,763,696         5,772,096
  Restructuring and centralization costs          181,459            87,651           763,321
                                             ------------      ------------      ------------

           Total costs and expenses            16,886,018        18,499,009        23,638,923
                                             ------------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS                     826,188           941,734        (5,317,672)

INTEREST EXPENSE                                   (7,243)         (120,953)         (135,505)

INTEREST INCOME AND OTHER                          40,568            22,761            43,515

FOREIGN CURRENCY TRANSACTION
  (LOSSES) GAINS                                   (7,468)            2,837              (389)

(PROVISION) BENEFIT FOR INCOME TAXES               (5,500)               --            25,000
                                             ------------      ------------      ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS          846,545           846,379        (5,385,051)
                                             ------------      ------------      ------------
DISCONTINUED OPERATIONS:
  Loss from Guildsoft operations                       --                --          (143,856)
  Gain on sale of Guildsoft                            --            17,096           413,013
                                             ------------      ------------      ------------

INCOME FROM DISCONTINUED OPERATIONS                    --            17,096           269,157
                                             ------------      ------------      ------------
NET INCOME (LOSS)                            $    846,545      $    863,475      $ (5,115,894)
                                             ============      ============      ============

NET INCOME (LOSS) PER SHARE - Basic:
  Continuing operations                      $       0.33      $       0.33      $      (2.24)
  Discontinued operations                              --              0.01              0.11
                                             ------------      ------------      ------------
NET INCOME (LOSS) PER SHARE - Basic          $       0.33      $       0.34      $      (2.13)
                                             ============      ============      ============
WEIGHTED-AVERAGE NUMBER OF
  SHARES OUTSTANDING - Basic                    2,598,412         2,563,835         2,399,132
                                             ============      ============      ============

NET INCOME (LOSS) PER SHARE - Diluted:
  Continuing operations                      $       0.31      $       0.31      $      (2.24)
  Discontinued operations                              --              0.01              0.11
                                             ------------      ------------      ------------
NET INCOME (LOSS) PER SHARE - Diluted        $       0.31      $       0.32      $      (2.13)
                                             ============      ============      ============
WEIGHTED-AVERAGE NUMBER OF
  SHARES OUTSTANDING - Diluted                  2,722,346         2,696,708         2,399,132
                                             ============      ============      ============

See notes to consolidated financial statements.

DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

============================================================================================================================
                                                                                                 ACCUMULATED
                                         COMMON STOCK            ADDITIONAL                         OTHER
                                 ----------------------------     PAID-IN       ACCUMULATED    COMPREHENSIVE    COMPREHENSIVE
                                    SHARES          AMOUNT        CAPITAL         DEFICIT           LOSS        INCOME (LOSS)
                                 ------------    ------------   ------------    ------------    ------------    ------------
BALANCE, OCTOBER 1, 2000            2,090,882    $     20,909   $ 20,239,128    $(12,666,364)   $   (586,394)
  Sale of common stock, net of
    $79,148 of related costs          416,667           4,167      1,079,185              --              --
  Issuance of common stock for
    services                           39,912             399        100,011              --              --
  Stock options exercised                 334               3            840              --              --
  Issuance of warrant                      --              --         76,333              --              --
  Comprehensive loss:
    Translation adjustments                --              --             --              --         (26,646)   $    (26,646)
    Net loss                               --              --             --      (5,115,894)             --      (5,115,894)
                                 ------------    ------------   ------------    ------------    ------------    ------------
    Total comprehensive loss                                                                                    $ (5,142,540)
                                                                                                                ============
BALANCE, SEPTEMBER 30, 2001         2,547,795          25,478     21,495,497     (17,782,258)       (613,040)
  Issuance of common stock for
    services                           15,312             153         37,347              --              --
  Issuance of warrant                      --              --         76,956              --              --
  Warrants exercised                   24,498             245           (245)             --              --
  Comprehensive income:
    Translation adjustments                --              --             --              --          96,992    $     96,992
    Net income                             --              --             --         863,475              --         863,475
                                 ------------    ------------   ------------    ------------    ------------    ------------
    Total comprehensive income                                                                                  $    960,467
                                                                                                                ============
BALANCE, SEPTEMBER 30, 2002         2,587,605          25,876     21,609,555     (16,918,783)       (516,048)
  Issuance of common stock for
    Auxilor acquisition                14,764             148         49,852              --              --
  Stock options exercised              19,795             198         64,300              --              --
  Director stock option
    acceleration                           --              --          3,811              --              --
  Comprehensive income:
    Translation adjustments                --              --             --              --         113,049    $    113,049
    Net income                             --              --             --         846,545              --         846,545
                                 ------------    ------------   ------------    ------------    ------------    ------------
    Total comprehensive income                                                                                  $    959,594
BALANCE, SEPTEMBER 30, 2003         2,622,164    $     26,222   $ 21,727,518    $(16,072,238)   $   (402,999)   ============
                                 ============    ============   ============    ============    ============




                                        TREASURY STOCK
                                 ----------------------------
                                    SHARES          AMOUNT          TOTAL
                                 ------------    ------------    ------------
BALANCE, OCTOBER 1, 2000               (7,123)   $   (140,388)   $  6,866,891
  Sale of common stock, net of
    $79,148 of related costs               --              --       1,083,352
  Issuance of common stock for
    services                               --              --         100,410
  Stock options exercised                  --              --             843
  Issuance of warrant                      --              --          76,333
  Comprehensive loss:
    Translation adjustments                --              --         (26,646)
    Net loss                               --              --      (5,115,894)
                                 ------------    ------------    ------------
    Total comprehensive loss

BALANCE, SEPTEMBER 30, 2001            (7,123)       (140,388)      2,985,289
  Issuance of common stock for
    services                               --              --          37,500
  Issuance of warrant                      --              --          76,956
  Warrants exercised                       --              --              --
  Comprehensive income:
    Translation adjustments                --              --          96,992
    Net income                             --              --         863,475
                                 ------------    ------------    ------------
    Total comprehensive income

BALANCE, SEPTEMBER 30, 2002            (7,123)       (140,388)      4,060,212
  Issuance of common stock for
    Auxilor acquisition                    --              --          50,000
  Stock options exercised                  --              --          64,498
  Director stock option
    acceleration                           --              --           3,811
  Comprehensive income:
    Translation adjustments                --              --         113,049
    Net income                             --              --         846,545
                                 ------------    ------------    ------------
    Total comprehensive income
BALANCE, SEPTEMBER 30, 2003            (7,123)   $   (140,388)   $  5,138,115
                                 ============    ============    ============


See notes to consolidated financial statements.

DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

==================================================================================================================
                                                                          2003            2002            2001
                                                                      ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $    846,545    $    863,475    $ (5,115,894)
  Adjustments to reconcile net income (loss) to cash used in operating activities:
      Depreciation and amortization                                        847,068         929,603       1,022,343
      Allowances for doubtful accounts and sales returns                  (137,904)        (21,951)         52,388
      Gain on sale of Guildsoft                                                 --         (17,096)       (413,013)
      Loss on disposition of equipment                                      89,107          22,293          10,412
      Stock-based compensation                                               3,811          37,500         114,479
      Changes in current assets and liabilities, net of disposal of
        Guildsoft and net of effects from acquisition of Auxilor:
        Accounts receivable                                                501,871       1,358,682       3,198,515
        Inventories                                                         68,139          64,120         100,039
        Prepaid expenses and other                                          35,360         303,993         112,119
        Accounts payable and accrued expenses                           (1,051,460)       (452,550)        466,108
        Deferred revenue                                                   544,356         (15,759)         64,159
                                                                      ------------    ------------    ------------
           Cash provided by (used in) operating activities               1,746,893       3,072,310        (388,345)
                                                                      ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and fixtures                                      (123,495)       (167,344)       (515,270)
  Proceeds from sale of equipment                                            9,977             569          26,739
  Proceeds from sale of short-term investments                                  --              --         348,121
  Net proceeds from sale of Guildsoft                                           --          20,509         665,137
  Purchase of Auxilor, including direct costs of $59,855                  (172,150)             --              --
  Capitalized software development costs                                  (108,600)       (271,943)       (763,370)
  Other assets                                                              64,284         (14,470)       (101,431)
                                                                      ------------    ------------    ------------
           Cash used in investing activities                              (329,984)       (432,679)       (340,074)
                                                                      ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock, net of related costs              --              --       1,083,352
  Net proceeds from exercise of stock options                               64,498              --             843
  Principal payments on long-term obligations                               (9,680)       (113,326)           (317)
  Payments under credit lines - net                                             --        (635,000)       (325,000)
  (Increase) decrease in restricted cash                                        --          76,063        (147,435)
                                                                      ------------    ------------    ------------
           Cash provided by (used in) financing activities                  54,818        (672,263)        611,443
                                                                      ------------    ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS                     (5,921)         68,985         (10,165)
                                                                      ------------    ------------    ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                              1,465,806       2,036,353        (127,141)

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                  3,605,044       1,568,691       1,695,832
                                                                      ------------    ------------    ------------
CASH AND EQUIVALENTS, END OF YEAR                                     $  5,070,850    $  3,605,044    $  1,568,691
                                                                      ============    ============    ============
SUPPLEMENTAL INFORMATION:
  Interest paid                                                       $      7,243    $     21,732    $    135,131
                                                                      ============    ============    ============
  Income tax refunds received                                         $         --    $         --    $    (25,000)
                                                                      ============    ============    ============
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of 15,312 and 39,912 shares of common stock for
    services and software in 2002 and 2001, respectively              $         --    $     37,500    $    100,410
                                                                      ============    ============    ============
  Issuance of warrants                                                $         --    $     76,956    $     76,333
                                                                      ============    ============    ============
  Issuance of common stock for acquisition of Auxilor                 $     50,000    $         --    $         --
                                                                      ============    ============    ============

See notes to consolidated financial statements.

DATAWATCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001
================================================================================


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

     In 2001, the Company disposed of its wholly owned subsidiary, Guildsoft Limited ("Guildsoft"). Guildsoft was a component of the Company with clearly distinguishable operations and cash flows. Guildsoft's activities are now entirely eliminated from ongoing operations and the Company has no continuing involvement with Guildsoft's operations. As a result, the Company has presented Guildsoft as a discontinued operation in all periods presented herein (See Note 3).

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

     REVENUE RECOGNITION - The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Enterprise Software products are generally sold directly to end-users. Sales to distributors and resellers accounted for approximately 29%, 27% and 20%, respectively, of total sales for the fiscal years ended September 30, 2003, 2002 and 2001. Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company's software product offerings are "off-the-shelf" as such term is defined by Statement of Position No. 97-2, "Software Revenue Recognition." The Company's products are relatively straightforward and the software can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

     Desktop and Server Software products are generally not sold in multiple element arrangements. Accordingly, the price paid by the customer is considered the vendor specific objective evidence ("VSOE") of fair value for those products.

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

     REVENUE RECOGNITION (CONTINUED) - Enterprise Software sales are generally multiple element arrangements which include software license deliverables, professional services and post-contract customer support. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to a software license. In applying the residual method, the Company deducts from the sale proceeds the VSOE of fair value of the services and post-contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and do not involve modification or customization of the software or any other unusual acceptance clauses or terms. Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post-contract customer support services is deferred and recognized ratably over the contract period (generally one year).

     RETURNS RESERVES - The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, VorteXML and Redwing sold directly to end-users, include a guarantee under which such customers may return products within 30 to 60 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists." Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company's experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated and amounts provided by management. For the fiscal years ended September 30, 2003, 2002 and 2001, changes to and ending balances of the returns reserve were approximately as follows:

                                                         2003        2002        2001
                                                      ---------   ---------   ---------
     Amounts Accrued for the Returns Reserve          $ 379,000   $ 255,000   $ 300,000

     Returns Applied Against the Returns Reserve      $ 451,000   $ 215,000   $ 429,000

     Ending Returns Reserve Balance at September 30   $ 213,000   $ 285,000   $ 245,000

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

     BAD DEBTS - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on our financial position and results of operations. For the fiscal years ended September 30, 2003, 2002 and 2001, changes to and ending balances of the allowance for doubtful accounts were approximately as follows:

                                                                          2003        2002        2001
                                                                       ---------   ---------   ---------
     Additions to the Allowance for Doubtful Accounts                  $ 120,000   $  48,000   $ 280,000

     Amounts Applied Against the Allowance for Doubtful Accounts       $ 150,000   $ 105,000   $ 167,000

     Allowance for Doubtful Accounts Balance at September 30           $ 230,000   $ 260,000   $ 317,000

     CASH AND EQUIVALENTS - Cash and equivalents include cash on hand, cash deposited with banks and highly liquid securities with remaining maturities, when purchased, of 90 days or less.

     CAPITALIZED SOFTWARE DEVELOPMENT COSTS - The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), generally 12 to 36 months. For the fiscal years ended September 30, 2003, 2002 and 2001 amounts related to capitalized software development costs and purchased software were approximately as follows:

                                                                          2003        2002        2001
                                                                       ---------   ---------   ---------
     Capitalized Software Development Costs                            $ 109,000          --   $ 496,000

     Capitalized Purchased Software                                    $ 124,000   $ 272,000   $ 307,000

     Amortization of Capitalized Software
     Development Costs and Purchased Software                          $ 498,000   $ 394,000   $ 358,000

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

     CONCENTRATION OF CREDIT RISKS AND MAJOR CUSTOMERS - The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary and normal credit terms. One customer, Ingram Micro Inc., individually accounted for 19%, 18% and 13% of total revenue in 2003, 2002 and 2001, respectively. Ingram Micro Inc. accounted for 23% and 19% of outstanding trade receivables as of September 30, 2003 and 2002, respectively. The Company sells to Ingram Micro Inc. under a distribution agreement, which automatically renews for successive one-year terms unless terminated. Other than this customer, no other customer constitutes a significant portion (more than 10%) of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

     INVENTORIES - Inventories consist of software components - primarily software manuals, compact and floppy disks and retail packaging materials. Inventories are valued at the lower of cost (first-in, first-out) method or market.

     PROPERTY AND EQUIPMENT - Purchased equipment and fixtures are recorded at cost. Leased equipment accounted for as capital leases is recorded at the present value of the minimum lease payments required during the lease terms. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or over the terms, if shorter, of the related leases. Useful lives and lease terms range from three to seven years. Depreciation and amortization expense related to property and equipment was $338,000, $454,000 and $470,000, respectively, for the years ended September 30, 2003, 2002 and 2001. There were no items under capital leases as of September 30, 2003, 2002 or 2001. Amortization expense for equipment leased under capital lease agreements was approximately $4,000 for the year ended September 30, 2001.

     INCOME TAXES - Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards and credits. Valuation allowances are recorded to reduce the net deferred tax assets to amounts the Company believes are more likely than not to be realized.

     LONG-LIVED ASSETS - The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful lives of long-lived assets and certain identifiable intangibles may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the respective assets are compared to the carrying value. To the extent that the undiscounted future cash flows are less than the carrying value, the fair value of the asset is determined. If such fair value is less than the current carrying value, the asset is written down to its estimated fair value. Accordingly, during fiscal 2003, the Company determined that the Company's Quetzal trademark was impaired and the full carrying value of $11,000 was written off and expensed. This expense is included as part of general and administrative expenses in the Company's consolidated statement of operations for fiscal 2003.

     RESTRICTED CASH - At September 30, 2003, amounts of $143,000 for a security deposit to guarantee the rent payments to the landlord of the Company's Massachusetts offices and $83,000 to guarantee of the warranties provided to the purchaser of Guildsoft (see Note 3) were recorded in the Company's consolidated balance sheet. At September 30, 2002, the amounts for the same guarantees were $143,000 and $78,000, respectively.

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

     TRADEMARKS - The total amount recorded for trademarks at September 30, 2003 was for the Visual Help Desk trademark acquired in fiscal 2003 as part of the acquisition of Auxilor (see Note 2). The September 30, 2002 amount was for the Company's Quetzal trademark. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company is not amortizing trademarks as the Company has determined that the trademarks have an infinite life, but rather the Company is required to test them annually for impairment. Trademarks are also reviewed for impairment at other times during the year when events or changes in circumstances indicate an impairment might be present. Accordingly, during fiscal 2003, it was determined that the Quetzal trademark was impaired and the full carrying value of $11,000 was written off and expensed.

     FAIR VALUE DISCLOSURE - The carrying amounts of cash and equivalents, accounts receivable, accounts payable, accrued expenses and deferred revenue approximate fair value because of their short-term nature. The carrying amounts of current and long-term obligations approximate fair value.

     NET INCOME (LOSS) PER SHARE - Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the impact, when dilutive, of the exercise of options and warrants using the treasury-stock method. The Company's stock options were antidilutive in 2001 due to the Company's net loss and options to purchase approximately 17,000 common shares were, therefore, excluded from the treasury-stock calculation for that year.

     The following table presents the options and warrants that were not included in the computation of diluted net income per share, because the exercise price of the options or warrants was greater than the average market price of the common stock for the years ended September 30, 2003, 2002 and 2001:

                                                2003        2002        2001
                                              --------    --------    --------
     Quantity of option shares and
       warrants not included                   254,675     136,676     169,440
     Weighted-average exercise price          $   6.03    $   9.60    $   7.68


     FOREIGN CURRENCY TRANSLATIONS AND TRANSACTIONS - Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at rates in effect at each balance sheet date. Revenues, expenses and cash flows are translated into U.S. dollars at average rates prevailing when transactions occur. The related translation adjustments are reported as a separate component of shareholders' equity under the heading "Accumulated Other Comprehensive Loss." Gains and losses resulting from transactions that are denominated in currencies other than the U.S. dollar are included in the operating results of the Company.

     ADVERTISING AND PROMOTIONAL MATERIALS - Advertising costs are expensed as incurred and amounted to approximately $420,000, $571,000 and $450,000 in 2003, 2002 and 2001, respectively. Direct mail/direct response costs are expensed as the associated revenue is recognized. The amortization period is based on historical results of previous mailers (generally three to six months from the date of the mailing). Direct mail expense was approximately $170,000, $565,000 and $1,155,000 in 2003, 2002 and 2001, respectively. At
     September 30, 2003 and 2002, deferred direct mail/direct response costs were approximately $6,000 and $30,000, respectively, and are included under the caption "prepaid expenses and other" in the accompanying consolidated balance sheets.

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

     STOCK-BASED COMPENSATION - The Company uses the intrinsic-value method of valuing its stock options to measure compensation expense associated with grants of stock options to employees and directors. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic-value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had the Company recognized compensation for its stock options and purchase plans based on the fair value for awards under those plans, pro forma net income and pro forma net income per share would have been as follows:

                                                                YEARS ENDED SEPTEMBER 30,
                                                     --------------------------------------------
                                                         2003            2002            2001
                                                     ------------    ------------    ------------
     Net income (loss), as reported                  $    846,545    $    863,475    $ (5,115,894)
     Add: Stock-based employee compensation
        expense included in reported net income             3,811              --              --
     Less: Total stock-based employee compensation
        determined under fair-value based method
        for all awards                                   (262,912)       (277,138)       (211,102)
                                                     ------------    ------------    ------------
     Pro forma net income (loss)                     $    587,444    $    586,337    $ (5,326,996)
                                                     ============    ============    ============

     Earnings (loss) per share:
        Basic - as reported                          $       0.33    $       0.34    $      (2.13)
        Basic - pro forma                            $       0.23    $       0.23    $      (2.22)

        Diluted - as reported                        $       0.31    $       0.32    $      (2.13)
        Diluted - pro forma                          $       0.22    $       0.22    $      (2.22)


     The fair values used to compute pro forma net income (loss) and pro forma net income (loss) per share were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                                YEARS ENDED SEPTEMBER 30,
                                                     --------------------------------------------
                                                         2003            2002            2001
                                                     ------------    ------------    ------------
     Risk-free interest rate                                 3.1%            4.3%            4.8%
     Expected life of option grants (years)                  4.0             3.0             3.0
     Expected volatility of underlying stock               116.9%          112.9%          134.3%
     Expected dividend payment rate                          0.0%            0.0%            0.0%
     Expected forfeiture rate                                0.0%            0.0%            0.0%

     The Company records the fair value of stock options and warrants granted to nonemployees in exchange for services under the fair-value method in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," in the statements of operations. Under this method, the resulting compensation is measured at the fair value of the equity instrument on the date of vesting and recognized as a charge to operations over the service period, which is usually the vesting period.

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

     COMPREHENSIVE INCOME (LOSS) - Currently, the only items presented in the Company's consolidated financial statements that are considered other comprehensive income (loss) are cumulative foreign currency translation adjustments, which are recorded as a component of accumulated other comprehensive loss in the accompanying consolidated statements of shareholders' equity. Foreign currency translation gains (losses) arising during 2003, 2002 and 2001 were approximately $113,000, $97,000 and ($27,000), respectively.

     SEGMENT INFORMATION - The Company has determined that it has only one reportable segment meeting the criteria established under SFAS No. 131. The Company's chief operating decision maker, as defined (determined to be the Chief Executive Officer and the Board of Directors), does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company's consolidated operations and operating results. See Note 13 for information about the Company's revenue by product lines and continuing geographic operations.

     RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year presentation.

     GUARANTEES AND INDEMNIFICATIONS - The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under it's product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2003.

     The Company is required by the lease related to its Lowell, Massachusetts facility to provide a letter of credit in the amount of $143,299 as a security deposit to guarantee payment to the landlord of amounts due under the lease. Cash on deposit providing security in the amount of this letter of credit is recorded as part of restricted cash in the Company's consolidated balance sheets at September 30, 2003 and 2002. No amount has ever been drawn against the letter of credit by the landlord to guarantee payment and no such action is anticipated in the future. As it is anticipated that this and any other lease arrangement will continue to be paid in a timely manner, no contingent liability has been recorded by the Company for such leases as of September 30, 2003. See Note 7 for disclosure of minimum rental commitments under noncancelable operating leases.

     As a requirement of the Company's bank line of credit arrangement which expired on October 29, 2003, its United Kingdom subsidiaries, Datawatch International Limited and Datawatch Europe Limited, have entered into unlimited guarantees that pledge their assets as collateral against any default by the Company in the repayment of amounts borrowed under the line of credit. Any amounts borrowed under the line of credit would have been recorded as a liability by the Company. No such amounts were borrowed as of September 30, 2003. (See Note 9.)

     As a result of the sale of the Company's former subsidiary, Guildsoft Limited, in September 2001, the Company made certain warranties to the purchaser regarding, among other things, the financial condition and accuracy of the records of Guildsoft at the time of the sale and against future claims against Guildsoft related to periods prior to the purchase and sale. As a guarantee of payment for any such claims or inaccuracies, the equivalent of approximately $160,000 was placed in escrow in a joint account controlled by both the Company's and purchaser's United Kingdom attorneys. Under the terms of the purchase and sale agreement, 50% of the escrow amount was to be released to the Company on

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

     GUARANTEES AND INDEMNIFICATIONS (CONTINUED) - the one year anniversary of the sale and 50% released on the third anniversary of the sale, if there were no warranty claims made by the purchaser. To date, no warranty claims have been made by the purchaser and 50% of the funds were released to Datawatch in September 2002. The balance, or the equivalent of approximately $83,000, will remain in escrow until September 2004 under the terms of the purchase and sale agreement and is recorded as part of restricted cash in the Company's consolidated balance sheets at September 30, 2003 and 2002. As there have been no claims to date against the warranties and the Company believes the fair value of any such claims to be minimal and insignificant, no contingent liability has been recorded by the Company for these warranties as of September 30, 2003.

     The Company enters into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

     Certain of our agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of our employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

     As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at our request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments The Company could be required to make under these indemnification agreements is unlimited; however, our director and officer insurance policy limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of Financial Interpretation No. 45 as they were in effect prior to December 31, 2002. Accordingly, The Company has no liabilities recorded for these agreements as of September 30, 2003.

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

     RECENT ACCOUNTING PRONOUNCEMENTS - In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities." SFAS No. 146 will impact how companies account for costs incurred with exit activities, such as employee severance and facility closure costs. The Company adopted SFAS No. 146 on October 1, 2002. Accordingly, the Company recorded $181,459 in restructuring and centralization costs for severance benefits for five terminated employees and costs resulting from the cancellation of leases and the disposal of fixed assets related to a relocation to smaller facilities during the first quarter of fiscal 2003. (See Note 4.)

     In May 2003, the FASB issued SFAS 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, has variations in something other than the fair value of the issuer's equity shares or has variations inversely related to changes in the fair value of the issuer's equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003. Adoption did not have a significant impact on the Company's consolidated financial statements.

     In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. Adoption of FIN 45 did not have a material impact on the Company's financial position or results of operations; appropriate disclosure has been made above relative to guarantees and indemnifications which have been provided by the Company to third parties.

     In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," with the objective of improving financial reporting by companies involved with variable interest entities. The Company is not involved with any variable interest entities as defined within this interpretation. Accordingly, no additional disclosures are required under FIN 46 for the fiscal year ended September 30, 2003.

     In November 2001, the Emerging Issues Task Force ("EITF") of the FASB released EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF 01-9 requires that certain amounts paid by a vendor for advertising and marketing to a customer be recorded as a reduction of revenue, when certain conditions are met. The Company previously accounted for payments of this type to certain distributors as marketing expenses. The Company adopted EITF 01-9 in fiscal 2002, and, as required, reclassified these payments as a reduction of revenue in all periods presented herein. The amounts reclassified from marketing expenses to a reduction in revenue in 2002 and 2001 approximated $77,000 and $81,000, respectively.

2.   ACQUISITION

     On October 16, 2002, the Company acquired 100% of the outstanding shares of Auxilor, Inc. for a total consideration of approximately $561,000 comprised of $127,000 in cash, 14,764 shares of Datawatch common stock valued at approximately $50,000, direct costs of approximately $60,000, and assumed liabilities totaling approximately $324,000. In exchange, the Company received Auxilor tangible assets valued at approximately $152,000. An independent valuation analysis subsequently allocated approximately $285,000 and $124,000, respectively, to trademarks and acquired software. No goodwill was recorded as a result of the transaction. The amount recorded as acquired software is being amortized over two years. Amortization expense was $62,000 during fiscal 2003 and the remaining balance of $62,000 will be fully amortized in fiscal 2004.

     The Auxilor purchase agreement also includes an earn-out clause, which provided for a cash payout equal to 10% of the sales of Auxilor products in fiscal 2003. The earn-out was expensed as a cost of revenue as Auxilor products and services were sold. The Company expensed earn-out payments of approximately $45,000 during fiscal 2003.

     Auxilor was acquired to broaden and expand the Company's product offerings and to acquire promising technology. Auxilor's results are included with those of the Company from the date of acquisition. The results of operations of Auxilor for periods prior to its acquisition by the Company are not significant.

3.   DISCONTINUED OPERATION

     On September 20, 2001, the Company sold the operations of Guildsoft, a United Kingdom distribution subsidiary, to a third party, as part of a restructuring plan (Note 4). The sale resulted in gross proceeds of $1,179,000 and a gain of approximately $413,000 in the year ended September 30, 2001. Additional proceeds of approximately $17,000 were received in 2002 as final settlement of the purchase price. Guildsoft represented a separate component of the Company's operations, and its cash flows and activities have been entirely eliminated from those of the Company.

     The following is a summary of the carrying amounts of the major classes of assets and liabilities included as part of the sale:

     Cash and equivalents                            $    511,056
     Accounts receivable and other current assets         226,350
     Property and equipment                                84,311
     Goodwill                                             288,973
                                                     ------------
                                                        1,110,690
     Liabilities                                          548,112
                                                     ------------

     Net assets sold                                 $    562,578
                                                     ============


     The following is a summary of financial information pertaining to Guildsoft in 2001 (there were no activities of Guildsoft with which the Company was involved subsequent to 2001):
                                                         2001
                                                     ------------
     Total revenue                                   $  3,137,858
     Income (loss) before taxes                          (143,856)

4.   RESTRUCTURING AND CENTRALIZATION COSTS

     During the fourth quarter of fiscal 2001, the Company approved and completed a corporate-wide restructuring plan in an effort to reduce costs and centralize administrative operations. The restructuring plan resulted in charges of approximately $763,000 for severance benefits and related costs for 42 terminated employees. Of these charges, $377,000 was paid during fiscal 2001 with the balance of $386,000 accrued as of September 30, 2001. Additional amounts of $153,000 and $217,000 were paid during fiscal 2003 and fiscal 2002, respectively, leaving a balance of $16,000 accrued as of September 30, 2003, of which the long-term portion is $3,000. The total balance is expected to be fully paid by January 2005.

     During the second quarter of fiscal 2002, the Company approved and completed an additional restructuring undertaken to further improve efficiencies and reduce costs, which resulted in restructuring charges of approximately $88,000 for severance benefits and related costs for four terminated employees. These charges were fully paid during fiscal 2002.

     During the first quarter of fiscal 2003, the Company approved and completed a restructuring undertaken to reduce costs related to its international operations. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company recorded a restructuring charge of approximately $181,000 for severance benefits for five terminated employees and costs resulting from the cancellation of leases and the disposal of fixed assets related to a relocation to smaller facilities. The charges for this restructuring were fully paid in February 2003.

5.   INVENTORIES

     Inventories consisted of the following at September 30:

                                                       2003            2002
                                                   ------------    ------------
     Materials                                     $     77,127    $    105,814
     Finished goods                                      28,131          64,921
                                                   ------------    ------------
     Total                                         $    105,258    $    170,735
                                                   ============    ============


6.    ACCRUED EXPENSES

      Accrued expenses consisted of the following at September 30:

                                                       2003            2002
                                                   ------------    ------------
     Accrued salaries and benefits                 $    135,451    $    121,773
     Accrued royalties and commissions                  832,941         890,235
     Accrued professional fees                          178,837         240,623
     Accrued severance, current portion                  19,035         156,572
     Other                                              337,357         587,351
                                                   ------------    ------------
     Total                                         $  1,503,621    $  1,996,554
                                                   ============    ============

7.   COMMITMENTS

     LEASES - The Company leases various facilities, equipment and automobiles in the U.S. and overseas under noncancelable operating leases which expire through 2008. The lease agreements generally provide for the payment of minimum annual rentals, pro-rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $766,000, $810,000 and $906,000 for the years ended September 30, 2003, 2002 and 2001, respectively.

     As of September 30, 2003, minimum rental commitments under noncancelable operating leases are as follows:

     YEAR ENDING SEPTEMBER 30

     2004                                            $    599,666
     2005                                                 415,835
     2006                                                 141,320
     2007                                                  21,105
     2008                                                   8,793
     Thereafter                                                --
                                                     ------------
     Total minimum lease payments                    $  1,186,719
                                                     ============


     ROYALTIES - The Company is also committed to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $1,584,000, $1,802,000 and $1,925,000 for the years ended September 30, 2003, 2002 and 2001, respectively. The Company is not obligated to pay any minimum royalty amounts.

8.   LITIGATION

     From time to time, the Company receives claims and may be party to actions that arise in the normal course of business. The Company does not believe the eventual outcome of any such pending matters will have a material effect on the Company's consolidated financial condition or results of operations.

9.   FINANCING ARRANGEMENTS

     LINES OF CREDIT - On November 15, 2002, the Company renewed its domestic bank line of credit for a period to expire on October 29, 2003. The Company also had an international line of credit which expired on October 1, 2002, which the Company chose not to renew at that time. The renewed domestic credit line, which bears interest at the bank's prime rate plus 3/4% (4.75% at September 30, 2003), contains customary covenants which require, among other items, that the Company maintain a minimum level of consolidated tangible net worth. The renewed domestic credit line provides for maximum borrowings of the lesser of $1,500,000 or 70% of defined eligible receivables. As of September 30, 2003, the Company had no outstanding borrowings under its bank line of credit with approximately $601,000 in borrowings available under the line.

     On October 29, 2003, the Company's domestic line of credit expired. The Company decided, based on its positive cash flow during the past two fiscal years and the current level of its cash holdings, it was in the Company's best interest to forego the expense required to continue the domestic line of credit and, therefore, did not renew this line of credit.

     LETTER OF CREDIT - The Company has an irrevocable standby letter of credit with a bank securing performance of a five-year property lease. The Company has reserved a cash term deposit in the amount of approximately $143,000 to secure the letter of credit. This amount is included as part of restricted cash in the Company's consolidated balance sheets at September 30, 2003 and 2002.

10.  INCOME TAXES

     Income (loss) before provision for (benefit from) income taxes consists of the following for the years ended September 30:

                                     2003             2002             2001
                                 -----------      -----------      -----------
     Domestic                    $ 1,140,752      $ 1,454,280      $(3,016,908)
     Foreign                        (288,707)        (607,901)      (2,393,143)
                                 -----------      -----------      -----------
     Total                       $   852,045      $   846,379      $(5,410,051)
                                 ===========      ===========      ===========




     The provision (benefit) for income taxes consisted of the following for the years ended September 30:

                                         2003           2002           2001
                                     ------------   ------------   ------------
     Current:
       Federal                       $      5,500   $         --   $    (25,000)
       State                                   --             --             --
       Foreign                                 --             --             --
                                     ------------   ------------   ------------
                                            5,500             --        (25,000)
                                     ------------   ------------   ------------

     Deferred:
       Federal                            285,000        445,000       (567,000)
       State                               48,500         76,000       (100,000)
       Foreign                           (140,500)      (322,000)      (165,000)
       Change in valuation allowance     (193,000)      (199,000)       832,000
                                     ------------   ------------   ------------
                                               --             --             --
                                     ------------   ------------   ------------
     Total                           $      5,500   $         --   $    (25,000)
                                     ============   ============   ============





     At September 30, 2003, the Company had federal tax loss carryforwards of approximately $7 million, expiring in 2020, and had approximately $8 million in state tax loss carryforwards, which commence expiration in 2008. An alternative minimum tax credit of approximately $132,000 is available to offset future regular federal taxes. Research and development credits of approximately $482,000 expire beginning in 2013. In addition, tax loss carryforwards in certain foreign jurisdictions total approximately $5 million.

     The tax effects of significant items comprising the Company's net deferred tax position as of September 30, 2003 and 2002 were approximately as follows:

                                                      2003             2002
                                                  ------------     ------------
     Deferred tax liabilities:
       Depreciation and amortization              $         --     $    (30,000)
       Other                                          (183,000)         (68,000)
       Prepaid expenses                               (121,000)        (130,000)
                                                  ------------     ------------
                                                      (304,000)        (228,000)
                                                  ------------     ------------
     Deferred tax assets:
       Net operating loss carryforwards              4,370,000        4,545,000
       Research and development credits                482,000          447,000
       Accounts and notes receivable reserves          287,000          370,000
       Accrued severance                                70,000           58,000
       Alternative minimum tax credits                 132,000          132,000
       Depreciation and amortization                    94,000               --
                                                  ------------     ------------

                                                     5,435,000        5,552,000
                                                  ------------     ------------
     Total                                           5,131,000        5,324,000

     Valuation allowance                            (5,131,000)      (5,324,000)
                                                  ------------     ------------
     Deferred taxes, net                          $         --     $         --
                                                  ============     ============



     The Company had profitable domestic operations but continued to have operating losses from international operations for the year ended September 30, 2003. This followed significant losses from operations, both domestically and internationally, over several prior years. Accordingly, management does not believe the tax assets are more likely than not to be realized and a full valuation allowance has been provided. The valuation allowance decreased by approximately $193,000 in 2003 and $199,000 in 2002 primarily because the Company maintains a full valuation allowance against the tax assets and such assets decreased primarily as a result of utilization of net operating loss carryforwards in each respective year. In both 2003 and 2002, domestic net operating loss carryforwards decreased as a result of income recorded domestically, partially offset by an increase in international loss carryforwards as a result of operating losses, resulting in an overall decrease in the related asset.

     The following table reconciles the Company's effective tax rate to the federal statutory rate of 34% for the years ended September 30, 2003, 2002 and 2001:

                                                                2003              2002              2001
                                                            ------------      ------------      ------------
     Provision (benefit) at federal statutory rate          $    289,000      $    288,000      $ (1,839,000)
     State, net of federal impact                                 59,500            86,000
     Foreign taxes                                              (150,000)         (166,000)               --
     Provision of valuation allowance against currently
       generated net operating loss carryforwards                     --                --         1,598,000
     Valuation allowance released                               (193,000)         (199,000)               --
     Other                                                            --            (9,000)            7,000
                                                            ------------      ------------      ------------
     Provision (benefit) for income taxes                   $      5,500      $         --      $   (234,000)
                                                            ============      ============      ============

11.  SHAREHOLDERS' EQUITY

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

     Selected information regarding the above stock option plans as of and for the year ended September 30, 2003 is as follows:

                                                      SHARES
                                                    AUTHORIZED     AVAILABLE FOR
                                                     FOR GRANT     FUTURE GRANT
     1996 International Employee Non-Qualified
        Stock Option Plan                               44,444            2,265
     Datawatch Corporation 1996 Stock Plan             624,000           97,338
                                                    ----------       ----------
                                                       668,444           99,603
                                                    ==========       ==========

     The following table is a summary of combined activity for all of the Company's stock option plans:
                                                                    WEIGHTED-
                                                                     AVERAGE
                                                   OPTIONS          EXERCISE
                                                 OUTSTANDING          PRICE
                                                ------------      ------------
     Outstanding, October 1, 2000                    240,364      $       9.05

         Granted                                      73,567              2.60
         Canceled                                    (63,592)             8.68
         Exercised                                      (334)             2.52
                                                ------------      ------------

     Outstanding, September 30, 2001                 250,005              7.25

         Granted                                     201,441              1.80
         Canceled                                    (49,199)             6.92
         Exercised                                        --              0.00
                                                ------------      ------------

     Outstanding, September 30, 2002                 402,247              4.56

         Granted                                     141,667              3.32
         Canceled                                    (50,388)             5.01
         Exercised                                   (19,795)             3.26
                                                ------------      ------------

     Outstanding, September 30, 2003                 473,731      $       4.20
                                                ============

     Exercisable, September 30, 2003                 254,907      $       5.48
                                                ============

     Exercisable, September 30, 2002                 190,739      $       7.09
                                                ============

     Exercisable, September 30, 2001                 159,502      $       8.76
                                                ============



     The following table presents weighted-average price and life information regarding options outstanding and exercisable at September 30, 2003:

                   OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
----------------------------------------------------------      ---------------------
                              Weighted-Average    Weighted-                  Weighted-
                                  Remaining        Average                    Average
   Exercise       Number of      Contractual      Exercise                   Exercise
    Prices          Shares       Life (Years)       Price        Shares        Price
  $ 1.45-2.16       145,186           9           $   1.52        77,183       $ 1.52
   2.53-3.60        211,838           9               3.10        63,068         2.88
   5.20-7.17         43,363           6               5.62        41,312         5.60
  7.61-10.97         37,522           5               9.15        37,522         9.15
  11.52-15.19        32,266           5              13.05        32,266        13.05
     19.41              889           4              19.41           889        19.41
     31.78            2,667           3              31.78         2,667        31.78
                  ---------          --           --------      --------     --------
                    473,731           8           $   4.20       254,907     $   5.48
                  =========          ==           ========      ========     ========

     The weighted-average fair value of stock options granted was $2.56, $1.23 and $1.49 for the years ended September 30, 2003, 2002 and 2001, respectively.

     STOCK-BASED COMPENSATION - In November 2001, the Company issued 15,312 shares of common stock with and aggregate fair value of $37,500 to a director for services. The fair value of the stock issued to the director was expensed as the services were provided.

     In fiscal 2001, the Company issued 39,912 shares of common stock with an aggregate fair value of $100,410 to a director for services and a third party for the purchase of software. The fair value of the stock issued the director ($60,410) was expensed as the services were provided. The fair value of the stock issued the third party ($40,000) was capitalized as purchased software.

     On January 17, 2001, the Company renewed its line of credit agreements with a bank. In connection therewith, the Company issued the bank a warrant to purchase 15,556 shares of the Company's common stock at an exercise price of $2.25 per share. The fair market value of the warrant (determined using the Black-Scholes pricing model and the following assumptions: 116% volatility, 10-year estimated life and 6.2% risk-free interest rate) was determined to be $76,333, which was recorded as an increase in additional paid-in capital and was amortized to interest expense over the one-year renewal period.

     On October 30, 2001, the Company again renewed its line of credit agreements with the bank. In connection therewith, the Company issued the bank a warrant to purchase 49,669 shares of the Company's common stock at an exercise price of $1.51 per share. The fair market value of the warrant (determined using the Black-Scholes option-pricing model and the following assumptions: 134.3% volatility, 7-year estimated life and 4.8% risk-free interest rate) was determined to be $76,956, which was recorded as an increase in additional paid-in capital and was amortized to interest expense over the one-year renewal period.

     On May 3, 2002 the Company issued 24,498 shares of its common stock to the bank pursuant to the cashless exercise of the bank's warrants as allowed by the underlying agreements. There are no warrants outstanding at September 30, 2003.

12.  RETIREMENT SAVINGS PLAN

     The Company has a 401(k) retirement savings plan covering substantially all of the Company's full-time domestic employees. Under the provisions of the plan, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company has not made any contributions during 2003, 2002 or 2001.

13.  SEGMENT INFORMATION

     The following table presents information about the Company's revenue by product lines:

                                       YEARS ENDED SEPTEMBER 30,
                                     ----------------------------
                                      2003       2002       2001
                                     ------     ------     ------
     Monarch                             59%        59%        54%
     Visual|SM & Visual|HD               29         26         30
     Datawatch|ES                        12         15         16
                                     ------     ------     ------
                                        100%       100%       100%
                                     ======     ======     ======


     The Company conducts operations in the U.S. and internationally (principally in the United Kingdom). The following table presents information about the Company's continuing geographic operations:

                                                        INTERNATIONAL
                                                        (PRINCIPALLY
                                         DOMESTIC           U.K.)        ELIMINATIONS         TOTAL
                                       ------------     ------------     ------------     ------------
     Year Ended September 30, 2003
        Total revenue                  $ 12,014,158     $  6,745,762     $ (1,047,714)    $ 17,712,206
        Long-lived assets                 1,544,382          189,209                         1,733,591

     Year Ended September 30, 2002
        Total revenue                  $ 12,659,607     $  7,904,520     $ (1,123,384)    $ 19,440,743
        Long-lived assets                 1,614,134          436,171                         2,050,305

     Year Ended September 30, 2001
        Total revenue                  $ 11,141,382     $  8,153,778     $   (973,909)    $ 18,321,251
        Long-lived assets                 1,943,505          559,769                         2,503,274


     The reconciliation of total long-lived assets to the amounts contained in the Company's consolidated financial statements is as follows:

                                                     YEARS ENDED SEPTEMBER 30,
                                                   -----------------------------
                                                       2003             2002
                                                   ------------     ------------
     Property and equipment, net                   $    460,906     $    732,610
     Capitalized software development costs, net        696,861          962,312
     Restricted cash                                    226,514          221,729
     Trademarks                                         285,152           11,000
     Long-term notes receivable *                        25,832           31,156
     Deposits *                                          38,326           91,498
                                                   ------------     ------------
        Total long-lived assets                    $  1,733,591     $  2,050,305
                                                   ============     ============


     Export revenue aggregated approximately $3,293,000, $4,277,000 and $4,367,000 in 2003, 2002 and 2001, respectively.

14.  QUARTERLY RESULTS (UNAUDITED)

     Supplementary Information:

                                                     FIRST                 SECOND                 THIRD                  FOURTH
                                                 ------------           ------------           ------------           ------------
     YEAR ENDED SEPTEMBER 30, 2003:
        Software license revenue                 $  3,292,881           $  2,627,221           $  3,603,543           $  2,686,212
        Maintenance and service revenue             1,208,739              1,480,781              1,497,113              1,315,716
        Cost of software licenses                     567,029                577,716                774,824                643,831
        Cost of maintenance and services              614,357                615,886                563,485                574,828
        Expenses                                    3,303,199              2,964,690              3,063,674              2,596,642
        Income (loss) from continuing
          operations, before tax                       17,035                (50,290)               698,673                186,627
        Net income (loss)                              17,035                (50,290)               698,173                181,627

        Income (loss) per share -
          basic and diluted:
          Basic                                  $       0.01           $      (0.02)          $       0.27           $       0.07
          Diluted                                $       0.01           $      (0.02)          $       0.26           $       0.06

     YEAR ENDED SEPTEMBER 30, 2002:
        Software license revenue                 $  3,266,349           $  3,396,038           $  3,684,256           $  3,467,549
        Maintenance and service revenue             1,334,394              1,415,843              1,459,961              1,416,353
        Cost of software licenses                     732,236                711,770                687,207                663,897
        Cost of maintenance and services              670,002                746,016                686,925                576,436
        Expenses                                    3,089,894              3,117,204              3,475,379              3,437,398
        Income from continuing operations,
          before tax                                  108,611                236,891                294,706                206,171
        Income from continuing operations             108,611                236,891                294,706                206,171

        Income from discontinued operations            17,096                     --                     --                     --

        Net income                                    125,707                236,891                294,706                206,171

        Income per share - basic and diluted:
          Basic - continuing operations          $       0.04           $       0.09           $       0.11           $       0.08
          Basic - discontinued operations        $       0.01           $       0.00           $       0.00           $       0.00
          Basic - net income                     $       0.05           $       0.09           $       0.11           $       0.08


          Diluted - continuing operations        $       0.04           $       0.09           $       0.11           $       0.08
          Diluted - discontinued operations      $       0.01           $       0.00           $       0.00           $       0.00
          Diluted - net income                   $       0.05           $       0.09           $       0.11           $       0.08


                                   * * * * * *