Form 10-Q
period 2003-12-31
DATAWATCH CORP
filed 2004-02-13
CIK 792130

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                          Outstanding at February 10, 2004
                -----                          --------------------------------
     Common Stock $0.01 par value                           2,618,500

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

                                TABLE OF CONTENTS
                                -----------------




PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Unaudited Financial Statements                                   Page #

         a) Consolidated Condensed Balance Sheets:
            December 31, 2003 and September 30, 2003 .....................     3

         b) Consolidated Condensed Statements of Operations:
            Three Months Ended December 31, 2003 and 2002 ................     4

         c) Consolidated Condensed Statements of Cash Flows:
            Three Months Ended December 31, 2003 and 2002 ................     5

         d) Notes to Consolidated Condensed Financial Statements .........     6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................    12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......    23

Item 4.  Internal Controls and Procedures ................................    23





PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................    24

Item 2.  Changes in Securities and Use of Proceeds .......................     *

Item 3.  Defaults upon Senior Securities .................................     *

Item 4.  Submission of Matters to a Vote of Security Holders .............     *

Item 5.  Other Information ...............................................     *

Item 6.  Exhibits and Reports on Form 8-K ................................    24



SIGNATURES ...............................................................    25


* No information provided due to inapplicability of item.

                                     PART I.

Item 1.  Unaudited Financial Statements
---------------------------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                  DECEMBER 31,      SEPTEMBER 30,
ASSETS                                                                2003              2003
------                                                            ------------      ------------
CURRENT ASSETS:
  Cash and equivalents                                            $  5,793,417      $  5,070,850
  Accounts receivable, net                                           2,893,539         3,041,322
  Inventories                                                           86,873           105,258
  Prepaid expenses                                                     650,569           552,921
                                                                  ------------      ------------
           Total current assets                                      9,424,398         8,770,351
                                                                  ------------      ------------

PROPERTY AND EQUIPMENT:
  Property and equipment                                             1,683,191         1,849,333
  Less accumulated depreciation and amortization                    (1,230,466)       (1,388,427)
                                                                  ------------      ------------
           Net property and equipment                                  452,725           460,906
                                                                  ------------      ------------

OTHER ASSETS:
  Capitalized software development costs, net                          556,518           696,861
  Restricted cash                                                      232,479           226,514
  Trademarks                                                           285,152           285,152
  Other                                                                 40,846            64,158
                                                                  ------------      ------------
           Total other assets                                        1,114,995         1,272,685
                                                                  ------------      ------------

TOTAL ASSETS                                                      $ 10,992,118      $ 10,503,942
                                                                  ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                $    699,728      $    918,734
  Accrued expenses                                                   1,554,680         1,503,621
  Deferred revenue                                                   3,198,570         2,940,357
                                                                  ------------      ------------
           Total current liabilities                                 5,452,978         5,362,712
                                                                  ------------      ------------

ACCRUED SEVERANCE, Less current portion                                    464             3,115
                                                                  ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01- 20,000,000 shares authorized;
    issued, 2,622,834 shares and 2,622,164, respectively;
    outstanding, 2,615,711 shares and 2,615,041, respectively           26,228            26,222
  Additional paid-in capital                                        21,728,820        21,727,518
  Accumulated deficit                                              (15,748,713)      (16,072,238)
  Accumulated other comprehensive loss                                (327,271)         (402,999)
                                                                  ------------      ------------
                                                                     5,679,064         5,278,503
  Less treasury stock, at cost - 7,123 shares                         (140,388)         (140,388)
                                                                  ------------      ------------

           Total shareholders' equity                                5,538,676         5,138,115
                                                                  ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 10,992,118      $ 10,503,942
                                                                  ============      ============

See accompanying notes to consolidated condensed financial statements.

---------------------------------------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS




                                             THREE MONTHS ENDED DECEMBER 31,
                                             -----------------------------
                                                 2003             2002
                                             ------------     ------------
REVENUE:
  Software licenses                          $  2,950,329     $  3,292,881
  Maintenance and services                      1,456,759        1,208,739
                                             ------------     ------------
           Total Revenue                        4,407,088        4,501,620
                                             ------------     ------------

COSTS AND EXPENSES:
  Cost of software licenses                       630,090          567,029
  Cost of maintenance and services                611,680          614,357
  Sales and marketing                           1,538,951        1,524,210
  Engineering and product development             279,644          341,992
  General and administrative                    1,035,901        1,250,510
  Restructuring and centralization costs               --          181,459
                                             ------------     ------------

           Total costs and expenses             4,096,266        4,479,557
                                             ------------     ------------

INCOME FROM OPERATIONS                            310,822           22,063

INTEREST EXPENSE                                       --           (1,672)

INTEREST INCOME AND OTHER                          12,857            6,437

FOREIGN CURRENCY TRANSACTION
  GAINS (LOSSES)                                    5,346           (9,793)
                                             ------------     ------------

INCOME BEFORE INCOME TAXES                        329,025           17,035

PROVISION FOR INCOME TAXES                          5,500               --
                                             ------------     ------------

NET INCOME                                   $    323,525     $     17,035
                                             ============     ============

NET INCOME PER SHARE - Basic                 $       0.12     $       0.01
                                             ============     ============

WEIGHTED-AVERAGE NUMBER OF
  SHARES OUTSTANDING - Basic                    2,615,423        2,592,839
                                             ============     ============

NET INCOME PER SHARE - Diluted               $       0.11     $       0.01
                                             ============     ============

WEIGHTED-AVERAGE NUMBER OF
  SHARES OUTSTANDING - Diluted                  2,855,418        2,684,044
                                             ============     ============



See accompanying notes to consolidated condensed financial statements.

---------------------------------------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                THREE MONTHS ENDED DECEMBER 31,
                                                                ------------------------------
                                                                    2003              2002
                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $    323,525      $     17,035
  Adjustments to reconcile net income to cash used in
  operating activities:
      Depreciation and amortization                                  205,053           180,146
      Allowances for doubtful accounts and sales returns               9,544           (27,006)
      Loss on disposition of equipment                                    --            65,981
      Changes in current assets and liabilities, net of
      effects from acquisition of Auxilor:
          Accounts receivable                                        217,761           497,294
          Inventories                                                 19,718            16,412
          Prepaid expenses and other                                 (77,018)           58,746
          Accounts payable and accrued expenses                     (221,777)         (657,821)
          Deferred revenue                                           126,626          (347,694)
                                                                ------------      ------------

            Cash provided by (used in) operating activities          603,432          (196,907)
                                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and fixtures                                 (51,094)          (31,851)
  Proceeds from sale of equipment                                         --             4,662
  Purchase of Auxilor, including direct costs of $59,855                  --          (172,150)
  Capitalized software development costs                                  --           (26,930)
  Other assets                                                        25,832               477
                                                                ------------      ------------

            Cash used in investing activities                        (25,262)         (225,792)
                                                                ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from exercise of stock options                          1,308                --
  Principal payments on long-term obligations                         (2,651)           (2,399)
                                                                ------------      ------------

            Cash used in financing activities                         (1,343)           (2,399)
                                                                ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS              145,740            23,107
                                                                ------------      ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                          722,567          (401,991)

CASH AND EQUIVALENTS, BEGINNING OF YEAR                            5,070,850         3,605,044
                                                                ------------      ------------

CASH AND EQUIVALENTS, END OF YEAR                               $  5,793,417      $  3,203,053
                                                                ============      ============

SUPPLEMENTAL INFORMATION:
  Interest paid                                                 $         --      $      1,672
                                                                ============      ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for acquisition of Auxilor           $         --      $     50,000
                                                                ============      ============



See accompanying notes to consolidated condensed financial statements.

---------------------------------------------------

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation: The accompanying unaudited consolidated condensed financial statements include the accounts of Datawatch Corporation (the "Company") and its wholly owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. Certain amounts for the periods ended December 31, 2002 have been reclassified to conform with the December 31, 2003 presentation.

2. Revenue Recognition: The Company has two types of software product offerings: Desktop and Server Software and Enterprise Software. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Enterprise Software products are generally sold directly to end-users. Sales to distributors and resellers accounted for approximately 29% and 26%, respectively, of total sales during the three months ended December 31, 2003 and 2002. Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company's software product offerings are "off-the-shelf" as such term is defined by Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition." Our products are relatively straightforward and the software can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

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

---------------------------------------------------

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

3. Stock Options: The following table presents selected information regarding the Company's stock option plans as of December 31, 2003:

                                                     Shares          Shares
                                                   Authorized    Available for
                                                    for Grant     Future Grant
                                                  ------------    ------------
     1996 International Employee Non-Qualified
       Stock Option Plan                                44,444           3,430
     Datawatch Corporation 1996 Stock Plan             624,000          78,116
                                                  ------------    ------------
                                                       668,444          81,546
                                                  ============    ============



     The following table is a summary of combined activity for all of the Company's stock option plans for the three months ended December 31, 2003:

                                                     Options    Weighted-Average
                                                   Outstanding   Exercise Price
                                                  ------------    ------------
     Outstanding, October 1, 2003                      473,731    $       4.20
        Granted                                         37,000            5.20
        Canceled                                       (18,943)           9.70
        Exercised                                         (670)           1.95
                                                  ------------    ------------
     Outstanding, December 31, 2003                    491,118    $       4.06
                                                  ============    ============
     Exercisable, December 31, 2003                    266,702    $       4.84
                                                  ============    ============



     The following table presents weighted-average price and life information regarding stock options outstanding and exercisable at December 31, 2003:

                Options Outstanding                         Options Exercisable
-------------------------------------------------------     -------------------
                            Weighted-Average   Weighted-              Weighted-
                               Remaining        Average                Average
   Exercise     Number of    Contractual       Exercise               Exercise
    Prices        Shares     Life (Years)        Price       Shares     Price
-------------   ---------   ----------------   --------     -------   --------

$ 1.45 - 2.16     144,682               8      $   1.52      88,890   $   1.52
 2.53 - 3.60      210,507               8          3.10      80,717       2.92
 5.20 - 7.17       80,363               7          5.43      41,529       5.60
7.61 - 10.97       30,856               4          9.43      30,856       9.43
11.52 - 15.19      21,154               5         13.85      21,154      13.85
    19.41             889               3         19.41         889      19.41
    31.78           2,667               2         31.78       2,667      31.78
                ---------   ----------------   --------      ------   --------
                  491,118               7      $   4.06     266,702   $   4.84
                =========   ================   ========     =======   ========

---------------------------------------------------

     The Company uses the intrinsic-value method of valuing its stock options to measure compensation expense associated with grants of stock options to employees and directors. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic-value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had the Company recognized compensation for its stock options and purchase plans based on the fair value for awards under those plans, pro forma net income and pro forma net income per share would have been as follows:

                                                THREE MONTHS ENDED DECEMBER 31,
                                                ------------------------------
                                                    2003              2002
                                                ------------      ------------
Net income, as reported                         $    323,525      $     17,035
Add: Stock-based employee compensation
    expense included in reported net income               --                --
Less: Total stock-based employee
    compensation expense determined under
    fair value based method for all awards           (53,756)          (68,670)
                                                ------------      ------------
Pro forma net income (loss)                     $    269,769      $    (51,635)
                                                ============      ============

Net income (loss) per share:
  Basic - as reported                           $       0.12      $       0.01
  Basic - pro forma                             $       0.10      $      (0.02)

  Diluted - as reported                         $       0.11      $       0.01
  Diluted - pro forma                           $       0.09      $      (0.02)


     The fair values used to compute pro forma net income and pro forma net income per share were estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                                THREE MONTHS ENDED DECEMBER 31,
                                                ------------------------------
                                                    2003              2002
                                                ------------      ------------
Risk-free interest rate                                 3.2%              3.2%
Expected life of option grants (years)                  4.0               4.0
Expected volatility of underlying stock               119.4%            118.7%
Expected dividend payment rate                          0.0%              0.0%
Expected forfeiture rate                                0.0%              0.0%



     The weighted-average fair value of stock options granted was $4.06 and $2.55 for the three months ended December 31, 2003 and 2002, respectively.

---------------------------------------------------

4. Concentration of Credit Risks and Major Customers: One customer, Ingram Micro Inc., individually accounted for 17% and 15% of revenue for the three months ended December 31, 2003 and 2002, respectively. Ingram Micro Inc. accounted for 25% and 23%, respectively, of outstanding gross trade receivables as of December 31, 2003 and September 30, 2003. The Company sells to Ingram Micro Inc. under a distribution agreement which automatically renews for successive one year terms unless terminated. Other than this customer, no other customer constitutes a significant portion (more than 10%) of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

5. Inventories: Inventories consisted of the following at December 31, 2003 and September 30, 2003:
                                                DECEMBER 31,      SEPTEMBER 30,
                                                    2003              2003
                                                ------------      ------------
     Raw Materials                              $     56,504      $     77,127
     Finished goods                                   30,369            28,131
                                                ------------      ------------
     Total                                      $     86,873      $    105,258
                                                ============      ============


6. Deferred Revenue: Deferred revenue consisted of the following at December 31, 2003 and September 30, 2003:
                                                DECEMBER 31,      SEPTEMBER 30,
                                                    2003              2003
                                                ------------      ------------
     Maintenance                                $  2,332,258      $  2,456,296
     Other                                           886,312           484,061
                                                ------------      ------------
     Total                                      $  3,218,570      $  2,940,357
                                                ============      ============


     Maintenance consists of the unearned portion of post-contract customer support services provided by the Company to customers who purchase maintenance agreements for the Company's products. Maintenance revenues are recognized on a straight-line basis over the term of the maintenance period, generally 12 months.

     Other consists of deferred license or professional services revenue generated from arrangements which are invoiced in accordance with the terms and conditions of the arrangement but do not meet all the criteria of the Company's revenue recognition policies, and are, therefore, deferred until all revenue recognition criteria are met.

7. Comprehensive Income: The following table sets forth the reconciliation of net income to comprehensive income:

                                                THREE MONTHS ENDED DECEMBER 31,
                                                ------------------------------
                                                    2003              2002
                                                ------------      ------------
     Net income                                 $    323,525      $     17,035
     Other comprehensive income, net of tax:
        Foreign currency translation adjustments      75,728            23,758
                                                ------------      ------------
     Comprehensive income                       $    399,253      $     40,793
                                                ============      ============


     Accumulated other comprehensive loss reported in the consolidated condensed balance sheets consists only of foreign currency translation adjustments.

---------------------------------------------------

8. Net Income Per Share: Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the impact, when dilutive, of the exercise of options and warrants using the treasury stock method.

     The following table presents the options that were not included in the computation of diluted net income per share, because the exercise price of the options was greater than the average market price of the common stock for the period:

                                                THREE MONTHS ENDED DECEMBER 31,
                                                ------------------------------
                                                    2003              2002
                                                ------------      ------------

     Quantity of option shares not included        55,789            154,263
     Weighted average exercise price               $12.32              $8.85


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

     The following table presents information about the Company's revenue by product lines:
                                                THREE MONTHS ENDED DECEMBER 31,
                                                ------------------------------
                                                    2003              2002
                                                ------------      ------------
     Desktop (primarily Monarch)                     62%               59%
     Visual|QSM & Visual|HD                          30%               30%
     Datawatch|ES                                     8%               11%
                                                ------------      ------------
     Total                                          100%              100%
                                                ============      ============


     The Company's operations are conducted in the U.S. and internationally (principally in the United Kingdom). The following tables present information about the Company's geographic operations:

                                                                  INTERNATIONAL
                                                                  (PRINCIPALLY
                                                  DOMESTIC            U.K.)         ELIMINATIONS         TOTAL
                                                ------------      ------------      ------------      ------------
     Total Revenue
     Three months ended December 31, 2003       $  2,980,590      $  1,672,829      $   (246,331)     $  4,407,088
     Three months ended December 31, 2002          2,980,397         1,809,445          (288,222)        4,501,620

     Long-lived Assets
     At December 31, 2003                       $  1,369,968      $    197,752                        $  1,567,720
     At September 30, 2003                         1,544,382           189,209                           1,733,591

---------------------------------------------------

     The reconciliation of total long-lived assets to the amounts contained in our financial statements is as follows:

                                                  DECEMBER 31,    SEPTEMBER 30,
                                                      2003            2003
                                                  ------------    ------------
     Property and Equipment, net                  $    452,725    $    460,906
     Capitalized software development costs, net       556,518         696,861
     Restricted cash                                   232,479         226,514
     Trademarks                                        285,152         285,152
     Long-term notes receivable *                           --          25,832
     Deposits *                                        40,846           38,326
                                                  ------------    ------------
          Total long-lived assets                 $  1,567,720    $  1,733,591
                                                  ============    ============


     * Included in other assets in the accompanying consolidated condensed financial statements


     Export sales aggregated approximately $803,000 and $1,006,000, respectively, for the three months ended December 31, 2003 and 2002.

10. Restructuring and Centralized Operations: During the fourth quarter of fiscal 2001, the Company approved and completed a corporate-wide restructuring plan in an effort to reduce costs and centralize administrative operations. The restructuring plan resulted in charges for severance benefits and related costs for 42 terminated employees. On September 30, 2003, the accrual related to this restructuring totaled $16,000, of which the long-term portion was $3,000. During the quarter ended December 31, 2003, $3,000 of these charges were paid, leaving a balance of $13,000 at December 31, 2003 (reflecting cash payments of approximately $373,000 since September 30, 2001), of which the long-term portion is $0. The charges are expected to be fully paid in January 2005.

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

11. Acquisition: On October 16, 2002, the Company acquired 100% of the outstanding shares of Auxilor, Inc. for a total consideration of approximately $561,000 comprised of $127,000 in cash, 14,764 shares of Datawatch common stock valued at approximately $50,000, direct costs of approximately $60,000, and assumed liabilities totaling approximately $324,000. In exchange, the Company received Auxilor tangible assets valued at approximately $152,000 resulting in $409,000 to be allocated to intangible assets in accordance with SFAS No. 141 and SFAS No. 142. A valuation analysis subsequently allocated approximately $285,000 and $124,000, respectively, to trademarks and acquired software. During the quarter ended December 31, 2003, amortization of this acquired software totaled approximately $15,000. The Auxilor purchase agreement also included an earn-out clause, which provided for a cash payout equal to 10% of the sales of Auxilor products in fiscal 2003. The earn-out was expensed as a cost of revenue as Auxilor products and services were sold. No earn-out payments are required for periods after September 30, 2003. The activities of Auxilor from October 1, 2002 to October 16, 2002 were not consolidated into the Company's consolidated condensed financial statements and were not significant.

Item 2.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
and Results of Operations
-------------------------

GENERAL

     Datawatch is engaged in the design, development, manufacture, marketing, and support of business computer software primarily for the Windows-based market. Its products address the enterprise reporting, business intelligence, report mining, data transformation and service center software markets and are used in more than 20,000 companies, institutions and government agencies worldwide. The Company markets its software products by two means: (i) directly to end-user customers through its direct sales force and (ii) through indirect channels such as distributors, resellers and OEM partners. Revenues are primarily derived from license fees for software products, and fees for services relating to such products, including software maintenance and support, consulting and training. Datawatch has significant international operations and maintains offices in the United Kingdom, Australia, France and Germany.

     Datawatch's principal products are: Monarch, a desktop report mining and business intelligence application that allows users to transform data from structured text files or HTML files, produced by any mainframe, midrange, client/server or PC system, into a live database that users can sort, filter, summarize, graph and export to other applications such as Microsoft Corporation's Excel or Access; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of existing reports in a variety of formats, including Excel, via email; Datawatch|ES, formerly known as Monarch|ES, a web-enabled business information portal, providing complete report management, business intelligence and content management, and the ability to analyze data within reports derived from existing reporting systems with no new programming or report writing; Datawatch|RMS, a report mining solution which adds powerful web-based report access, transformation, analytics and forms capabilities to any existing document/report management system; Visual|QSM, formerly known as Q|Service Management or Q|SM, a fully internet-enabled ITIL Certified Service Management solution that provides full Business Process Management (BPM) and support capabilities; Visual|Help Desk ("Visual|HD"), a 100% web-based help desk and call center solution which leverages the capabilities of the IBM Lotus Domino platform; and VorteXML, a data transformation product for the emerging XML market that easily and quickly converts structured text output from any system into valid XML for web services and more using any DTD or XDR schema without programming.

     On October 16, 2002, Datawatch acquired 100% of the shares of Auxilor, Inc., in exchange for $127,000 in cash and 14,764 shares of Datawatch common stock valued at approximately $50,000. Auxilor was acquired to broaden and expand the Company's product offerings in the service center software market by the addition of the Visual|HD help desk and call center solution. Auxilor's results were included with those of the Company from the date of acquisition. The results of operations of Auxilor for periods prior to its acquisition by the Company were not significant.

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

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

     The Company has two types of software product offerings: Desktop and Server Software and Enterprise Software. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Enterprise Software products are generally sold directly to end-users. Sales to distributors and resellers accounted for approximately 29% and 26%, respectively, of total sales during the three months ended December 31, 2003 and 2002. Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company's software product offerings are "off-the-shelf" as such term is defined by Statement of Position No. 97-2, "Software Revenue Recognition." Our products are relatively straightforward and the software can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations of the Company.

     Desktop and Server Software products are generally not sold in multiple element arrangements. Accordingly, the price paid by the customer is considered the vendor specific objective evidence ("VSOE") of fair value for those products.

     Enterprise Software sales are generally multiple element arrangements which include software license deliverables, professional services and post-contract customer support. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to a software license. In applying the residual method, the Company deducts from the sale proceeds the VSOE of fair value of the services and post-contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and do not involve modification or customization of the software or any other unusual acceptance clauses or terms. Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post-contract customer support services is deferred and recognized ratably over the contract period (generally one year). Such deferred amounts are recorded as part of deferred revenue in the Company's Consolidated Balance Sheets included elsewhere in this filing.

     The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. Certain software products, including desktop and server versions of Monarch, Monarch Data Pump, and VorteXML, are sold directly to end-users, include a guarantee under which such customers may return products within 30 or 60 days for a full refund. Historically, returns of products sold to end-users with such refund rights have been minimal and no amounts have been specifically provided for such returns. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in SFAS No. 48, "Revenue Recognition when Right of Return Exists." Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company's experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated and amounts provided by the Company.

     For the three months ended December 31, 2003 and 2002, changes to the returns reserve were approximately as follows:

                                                 THREE MONTHS ENDED DECEMBER 31,
                                                    ---------------------------
                                                        2003           2002
                                                    ------------   ------------
     Returns Reserve Balance - Beginning of Period  $    213,000   $    285,000
     Amounts Accrued for the Returns Reserve              60,000         50,000
     Returns Applied Against the Returns Reserve          65,000        101,000
                                                    ------------   ------------
     Returns Reserve Balance - End of Period        $    208,000   $    234,000
                                                    ============   ============


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

     For the three months ended December 31, 2003 and 2002, changes to the allowance for doubtful accounts were approximately as follows:

                                                                       THREE MONTHS ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                          2003                 2002
                                                                       ----------           ----------
     Allowance for Doubtful Accounts Balance - Beginning of Period     $  230,000           $  259,000
     Additions to the Allowance of Doubtful Accounts                       17,000               57,000
     Amounts Applied Against the Allowance for Doubtful Accounts            1,000                1,000
                                                                       ----------           ----------
     Allowance for Doubtful Accounts Balance - End of Period           $  246,000           $  315,000
                                                                       ==========           ==========

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

     For the three months ended December 31, 2003 and 2002, amounts related to capitalized software development costs and purchased software were approximately as follows:

                                                 THREE MONTHS ENDED DECEMBER 31,
                                                 ------------------------------
                                                     2003              2002
                                                 ------------      ------------

     Capitalized Software Development Costs                --      $     27,000
     Capitalized Purchased Software                        --      $    124,000
     Amortization of Capitalized Software
      Development Costs and Purchased Software   $    140,000      $     86,000


Foreign Currency Translations

     Assets and liabilities of the Company's foreign subsidiaries, which are principally located in the UK and Australia, are translated into U.S. dollars at rates in effect at each balance sheet date. Revenues, expenses and cash flows are translated into U.S. dollars at average rates prevailing when transactions occur. The related translation adjustments are reported as a separate component of shareholders' equity under the heading "Accumulated Other Comprehensive Loss." Accumulated other comprehensive loss reported in the consolidated balance sheets consists only of foreign currency translation adjustments. At December 31, 2003 and September 30, 2003, the accumulated foreign currency translation loss totaled approximately $327,000 and $403,000, respectively. Foreign currency translation gains arising during the three months ended December 31, 2003 and 2002 were approximately $76,000 and $24,000, respectively. The Company does not currently engage in foreign currency hedging activities.

Income Taxes

     The Company has deferred tax assets related to net operating loss carryforwards and tax credits, which expire at different times through and until 2020. Significant judgment is required in determining the Company's provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which our deferred tax assets will be recoverable are considered in making these determinations. The Company's domestic operations have been profitable during the past two years while international operations have continued to generate operating losses. Accordingly, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance, previously provided against the deferred tax assets, continues to be provided. Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in the Company concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2003 and 2002
---------------------------------------------

     Revenue for the three months ended December 31, 2003 was $4,407,000, which represents a decrease of $95,000, or approximately 2%, from revenue of $4,502,000 for the three months ended December 31, 2002. For the three months ended December 31, 2003, Desktop (including Monarch, Monarch Data Pump and VorteXML), Visual|QSM and Visual|HD, and Datawatch|ES (including Datawatch|RMS) sales accounted for 62%, 30% and 8% of total revenue, respectively, as compared to 59%, 30% and 11%, respectively, for the three months ended December 31, 2002.

     Software license revenue for the three months ended December 31, 2003 was $2,950,000 or approximately 67% of total revenue, as compared to $3,293,000 or approximately 73% of total revenue for the three months ended December 31, 2002. This represents a decrease of $343,000 or approximately 10% from fiscal 2002 to fiscal 2003. For the three months ended December 31, 2003, Visual|QSM and Visual|HD license revenue decreased by $259,000 (Visual|QSM license revenue decreased by $255,000, while Visual|HD license revenue decreased by $4,000), Datawatch|ES (including Datawatch|RMS) license revenue decreased by $159,000, and Desktop (including Monarch, Monarch Data Pump, and VorteXML) license revenue increased by $75,000, when compared to the three months ended December 31, 2002. The Company attributes the decrease in Visual|QSM software license revenue to continued reluctance of companies in the United Kingdom, where the product is principally sold, to commit to expenditures for large ticket software solutions in an uncertain economic climate. The decrease in Datawatch|ES software license revenue is the result of increased deferred software license revenue for that product when compared to the same period last year. Deferred software license revenue is the result of contractual obligations or liabilities that delay the recognition of revenue under the Company's revenue recognition policies. Such deferred software license revenue can result in significant quarter-to-quarter fluctuations in software license revenue.

     Maintenance and services revenue for the three months ended December 31, 2003 was $1,457,000, or approximately 33% of total revenue, as compared to $1,209,000, or approximately 27% of total revenue, for the three months ended December 31, 2002. This represents an increase of $248,000 or approximately 21%. This increase is attributable to an increase for Visual|QSM and Visual|HD maintenance and services revenue of $211,000 (Visual|QSM services revenue increased by $196,000 and Visual|HD services revenue increased by $15,000), an increase in Desktop (including Monarch, Monarch Data Pump, and VorteXML) maintenance and services revenue of approximately $20,000, and an increase for Datawatch|ES maintenance and services revenue of $17,000. The increase in maintenance and services revenue is primarily attributable to the increases in Visual|QSM professional services revenue (increase of $175,000) and increased maintenance revenue for all products (increase of $79,000). Management believes the increases in Visual|QSM professional services revenue and maintenance revenues are both the result of increasing customer loyalty for the Company's products, resulting in a higher demand for professional services as users upgrade or extend their use of the Company's products and a higher percentage of maintenance contract renewals.

     Cost of software licenses for the three months ended December 31, 2003 was $630,000 or approximately 21% of software license revenues, as compared to $567,000 or approximately 17% of software license revenues for the three months ended December 31, 2002. This increase of $63,000 is primarily attributable to increased amortization of capitalized software development costs and purchased software (increase of $54,000). During the three months ended December 31, 2003, the Company did not capitalize any purchased software or software development costs.

     Cost of maintenance and services for the three months ended December 31, 2003 was $612,000 or approximately 42% of maintenance and service revenues, as compared to $614,000 or approximately 51% of maintenance and service revenues, for the three months ended December 31, 2002. This decrease of $2,000 is not significant and reflects that the Company's maintenance and services costs are largely comprised of fixed personnel costs that may not change significantly with short-term changes in maintenance and services revenues. Sales and marketing expenses were $1,539,000 for the three months ended December 31, 2003, which represents an increase of $15,000 or approximately 1% from $1,524,000 for the three months ended December 31, 2002. This increase is not significant. The Company expects sales and marketing expenses to increase during the remainder of fiscal 2004, as the Company intends to hire additional sales personnel and increase the marketing budget.

     Engineering and product development expenses were $280,000 for the three months ended December 31, 2003, which represents a decrease of $62,000 or approximately 18% from $342,000 for the three months ended December 31, 2002. This decrease is attributable to reduced engineering and product development headcount and related expenses (decrease of $62,000). The Company expects that engineering and product development expenses will increase during the remainder of fiscal 2004, as the Company intends to add product development personnel and increase the budget for outside development.

     General and administrative expenses were $1,036,000 for the three months ended December 31, 2003, which represents a decrease of $215,000 or approximately 17% from $1,251,000 for the three months ended December 31, 2002. This decrease is primarily attributable to reductions in international general and administrative expenses (decrease of $203,000) resulting from the restructuring which the Company completed during the first quarter of fiscal 2003. (See Note 10 to the Consolidated Condensed Financial Statements included elsewhere in this filing for a further discussion of this restructuring.) The Company expects a slight increase in general and administrative expenses during the remainder of fiscal 2004.

     As a result of the foregoing, income before income taxes for the three months ended December 31, 2003 was $329,000, which compares to income before income taxes of $17,000 for the three months ended December 31, 2002. During the three months ended December 31, 2003 an expense of $5,500 was recorded for the Company's estimate of the expected income tax rate for the year based on federal alternative minimum taxes due. No other provision for income taxes was recorded during the three months ended December 31, 2003 or the three months ended December 31, 2002. The Company's current estimate is that it will not be in a significant taxable position in any jurisdiction primarily as a result of the availability of loss carryforwards for which valuation allowances had previously been provided. At December 31, 2003, the Company had federal tax loss carryforwards available to offset future taxable income of approximately $6 million; a full valuation reserve has been established against these assets as uncertainty continues to exist regarding the Company's ability to generate sufficient future taxable income for the utilization of these losses.

     Net income for the three months ended December 31, 2003 was $324,000, which compares to net income of $17,000 for the three months ended December 31, 2002.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

     The Company leases various facilities, equipment and automobiles in the U.S. and overseas under noncancelable operating leases which expire through 2008. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $150,000 and $192,000 for the three months ended December 31, 2003 and 2002, respectively.

     As of December 31, 2003, minimum rental commitments under noncancelable operating leases are as follows:

     Year Ending September 30,
     2004                                        $   463,493
     2005                                            419,658
     2006                                            141,320
     2007                                             21,105
     2008                                              8,793
     Thereafter                                           --
                                                 -----------
     Total minimum lease payments                $ 1,054,369
                                                 ===========

     The Company is also committed to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $393,000 and $357,000 for the three months ended December 31, 2003 and 2002, respectively. The Company is not obligated to pay any minimum royalty amounts.

     The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of December 31, 2003.

     The Company is required by the lease related to its Lowell, Massachusetts facility to provide a letter of credit in the amount of approximately $143,000 as a security deposit to guarantee payment to the landlord of amounts due under the lease. Cash on deposit providing security in the amount of this letter of credit is recorded as part of restricted cash in the Company's consolidated balance sheets as of December 31, 2003 and September 30, 2003 found elsewhere in this filing. No amount has ever been drawn against the letter of credit by the landlord to guarantee payment and no such action is anticipated in the future. As it is anticipated that this and any other lease arrangement will continue to be paid in a timely manner, no contingent liability has been recorded by the Company for such leases as of December 31, 2003.

     As a result of the sale of the Company's former subsidiary Guildsoft Limited in September 2001, the Company made certain warranties to the purchaser regarding, among other things, the financial condition and accuracy of the records of Guildsoft at the time of the sale and against future claims against Guildsoft related to periods prior to the purchase and sale. As a guarantee of payment for any such claims or inaccuracies, the equivalent of approximately $160,000 was placed in escrow in a joint account controlled by both the Company's and purchaser's United Kingdom attorneys. Under the terms of the purchase and sale agreement, 50% of the escrow amount was to be released to the Company on the one year anniversary of the sale and 50% released on the third anniversary of the sale, if there were no warranty claims made by the purchaser. To date, no warranty claims have been made by the purchaser and 50% of the funds were released to Datawatch in September 2002. The balance, or the equivalent of approximately $89,000 at December 31, 2003, will remain in escrow until September 2004 under the terms of the purchase and sale agreement and is recorded as part of restricted cash in the Company's consolidated balance sheets as of December 31, 2003 and September 30, 2003 found elsewhere in this filing. As there have been no claims to date against the warranties and the Company believes the fair value of any such claims to be minimal and insignificant, no contingent liability has been recorded by the Company for these warranties as of December 31, 2003.

     The Company enters into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

     Certain of our agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of our employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

     As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at our request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, our director and officer insurance policy limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of Financial Interpretation No. 45 ("FIN 45") as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased by approximately $564,000 during the three months ended December 31, 2003. During the three months ended December 31, 2003, approximately $603,000 of cash was provided by the Company's operations as compared to approximately $197,000 of cash used in operations for the three months ended December 31, 2002. During the three month periods ended September 30, 2001, March 31, 2002 and December 31, 2002, management took a series of steps to reduce operating expenses and to restructure operations. See Note 10 to the Consolidated Condensed Financial Statements included elsewhere in this filing for a further discussion of the reductions in the workforce as well as other restructuring actions taken to reduce operating expenses.

     Net cash provided by operating activities for the three months ended December 31, 2003 of $603,000 is primarily the result of profitable operations, a decrease in accounts receivable due primarily to the timing of collections and an increase in deferred revenue which is due to increased maintenance renewals and product orders which can be invoiced but not recognized as revenue under the Company's revenue recognition policies, partially offset by a decrease in accounts payable and an increase in prepaid expenses. The decrease in accounts payable during the three months ended December 31, 2003 was primarily the result of continued cost controls resulting in reduced expense levels. The increase in prepaid expenses during the same period was primarily the result of the prepayment of insurances, software licenses, and certain expenses related to the Company's 2004 User Conference which takes place in May 2004, partially offset by a decrease in prepaid royalties.

     Net cash used in investing activities for the three months ended December 31, 2003 of $25,000 is primarily the result of the purchase of fixed assets (primarily computer equipment and software), partially offset by a decrease in long term notes receivable.

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

      Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company's cash needs for working capital and anticipated capital expenditures for at least the next twelve months. The Company's does not currently anticipate any cash requirements, during that time, to fund significant capital expenditures or the acquisition of complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements.

     Management believes that the Company's current operations have not been materially impacted by the effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities." SFAS No. 146 impacts how companies account for costs incurred with exit activities, such as employee severance and facility closure costs. The Company adopted SFAS No. 146 on October 1, 2002. Accordingly, the Company recorded approximately $181,000 in restructuring and centralization costs for severance benefits for five terminated employees and costs resulting from the cancellation of leases and the disposal of fixed assets related to a relocation to smaller facilities during the first quarter of fiscal 2003. (See Note 10 to the Consolidated Condensed Financial Statements elsewhere in this filing.)

     In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, has variations in something other than the fair value of the issuer's equity shares or has variations inversely related to changes in the fair value of the issuer's equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003. Adoption did not have a significant impact on the Company's consolidated financial statements.

     In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. Adoption of FIN 45 did not have a significant impact on the Company's financial position or results of operations. The Company's disclosures required under FIN 45 are included in the section titled OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS found elsewhere in this filing.

     In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," with the objective of improving financial reporting by companies involved with variable interest entities. The Company is not involved with any variable interest entities as defined within this interpretation. Accordingly, no additional disclosures are required under FIN 46 for the three months ended December 31, 2003 and 2002.

RISK FACTORS

     The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts (including, but not limited to statements contained in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Quarterly Report on Form 10-Q relating to liquidity and capital resources) may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward looking statements, which speak only as of the date they are made. The Company disclaims any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in the Company's expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward looking statements. The Company's actual results of operations and financial condition have varied in the past and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below and within this Quarterly Report on Form 10-Q, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by the Company from time to time with the Securities and Exchange Commission, including but not limited to, those appearing under the caption "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 2003. The following discussion of the Company's risk factors should be read in conjunction with the financial statements contained herein and related notes thereto. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

Fluctuations in Quarterly Operating Results

     The Company's future operating results could vary substantially from quarter-to-quarter because of uncertainties and/or risks associated with such things as technological change, competition, and delays in the introduction of products or product enhancements and general market trends. Historically, the Company has operated with little backlog of orders because its software products are generally shipped as orders are received and revenue in any quarter is substantially dependent on orders booked and shipped in that quarter. Furthermore, several factors may require us, in accordance with accounting principles generally accepted in the United States, to defer recognition of license fee revenue for a significant period of time after entering into a license agreement. Because the Company's staffing and operating expenses are based on anticipated revenue levels and a high percentage of the Company's costs are fixed in the short-term, small variations in the timing of revenues can cause significant variations in operating results from quarter-to-quarter. Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will not experience such variations in operating results in the future or that such variations will not have a material adverse effect on the Company's business, financial condition or results of operation.

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

Dependence on Principal Products

     In the three months ended December 31, 2003, Desktop Products (including Monarch, Monarch Data Pump and VorteXML), Visual|SM and Visual|HD, and Datawatch|ES (including Datawatch|RMS) accounted for approximately 62%, 30% and 8%, respectively, of the Company's total revenue. The Company is wholly dependent on the Monarch, Monarch Data Pump, VorteXML, Visual|SM, Visual|HD, Datawatch|ES and Datawatch|RMS products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

International Sales

     In the three months ended December 31, 2003 and 2002, international sales, including export sales from domestic operations, accounted for approximately 40% and 41%, respectively, of the Company's total revenue. The Company anticipates that international sales will continue to account for a significant percentage of its total revenue. A significant portion of the Company's total revenue will therefore be subject to risks associated with international sales, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company's intellectual property overseas, seasonality of sales and potentially adverse tax consequences.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

     At December 31, 2003, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments. The Company holds no investment securities that possess significant market risk.

Primary Market Risk Exposures

     The Company's primary market risk exposure is in the area of foreign currency exchange rate risk. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to the Company's international subsidiaries, if any, are usually considered to be of a long-term investment nature. Therefore, the majority of currency movements are reflected in the Company's other comprehensive income. There are, however, certain situations where the Company will invoice customers in currencies other than its own. Such gains or losses, whether realized or unrealized, are reflected in income. These have not been material in the past nor does management believe that they will be material in the future. Currently the Company does not engage in foreign currency hedging activities.


Item 4.  Internal Controls and Procedures
-----------------------------------------

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

                                    PART II.

Item 1.  Legal Proceedings
--------------------------

     From time to time, the Company receives claims and may be party to actions that arise in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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



B.       Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on November 20, 2003, furnishing a press release that announced its fiscal 2003 financial results. The Company filed a Current Report on Form 8-K on January 26, 2004, furnishing a press release that announced its fiscal 2004 first quarter financial results.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 13, 2004.




                                                   DATAWATCH CORPORATION


                                                   /s/ Alan R. MacDougall
                                                   ----------------------
                                                   Alan R. MacDougall
                                                   Sr. Vice President of Finance
                                                   and Chief Financial Officer
                                                  (Principal Financial Officer)