Form 10-Q
period 2004-03-31
DATAWATCH CORP
filed 2004-05-12
CIK 792130

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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



       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (978) 441-2200



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                                       Outstanding at May 7, 2004
          -----                                       --------------------------

Common Stock $.01 par value                                    5,295,160


================================================================================

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                     --------------------------------------

                                TABLE OF CONTENTS
                                -----------------



PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.   Unaudited Financial Statements                                  Page #

          a) Consolidated Condensed Balance Sheets:
             March 31, 2004 and September 30, 2003 ..........................  3

          b) Consolidated Condensed Statements of Operations:
             Three Months and Six Months Ended March 31, 2004 and 2003 ......  4

          c) Consolidated Condensed Statements of Cash Flows:
             Six Months Ended March 31, 2004 and 2003 .......................  5

          d) Notes to Consolidated Condensed Financial Statements ...........  6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ......................................... 13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ........ 26

Item 4.   Internal Controls and Procedures .................................. 26



PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings ................................................. 27

Item 2.   Changes in Securities and Use of Proceeds ......................... 27

Item 3.   Defaults upon Senior Securities ...................................  *

Item 4.   Submission of Matters to a Vote of Security Holders ............... 27

Item 5.   Other Information .................................................  *

Item 6.   Exhibits and Reports on Form 8-K .................................. 28



SIGNATURES .................................................................. 29




* No information provided due to inapplicability of item.

                                     PART I.

Item 1.   Unaudited Financial Statements

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                     MARCH 31,       SEPTEMBER 30,
ASSETS                                                                 2004              2003
                                                                   ------------      ------------
CURRENT ASSETS:
  Cash and equivalents                                             $  6,105,906      $  5,070,850
  Accounts receivable, net                                            3,692,615         3,041,322
  Inventories, net                                                       92,084           105,258
  Prepaid expenses                                                      651,649           552,921
                                                                   ------------      ------------
          Total current assets                                       10,542,254         8,770,351
                                                                   ------------      ------------

PROPERTY AND EQUIPMENT:
  Property and equipment                                              1,721,241         1,849,333
  Less accumulated depreciation and amortization                     (1,290,154)       (1,388,427)
                                                                   ------------      ------------
          Net property and equipment                                    431,087           460,906
                                                                   ------------      ------------

OTHER ASSETS:
  Capitalized software development costs, net                           449,756           696,861
  Restricted cash                                                       235,484           226,514
  Trademarks                                                            285,152           285,152
  Other                                                                  34,289            64,158
                                                                   ------------      ------------
          Total other assets                                          1,004,681         1,272,685
                                                                   ------------      ------------

TOTAL ASSETS                                                       $ 11,978,022      $ 10,503,942
                                                                   ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                 $    990,777      $    918,734
  Accrued expenses                                                    1,893,754         1,503,621
  Deferred revenue                                                    3,027,487         2,940,357
                                                                   ------------      ------------
          Total current liabilities                                   5,912,018         5,362,712
                                                                   ------------      ------------

ACCRUED SEVERANCE, Less current portion                                      --             3,115
                                                                   ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 - 20,000,000 shares authorized;
    issued, 5,293,634 shares and 5,244,328, respectively;
    outstanding, 5,279,388 shares and 5,230,082, respectively            52,936            52,443
  Additional paid-in capital                                         21,803,430        21,701,297
  Accumulated deficit                                               (15,353,150)      (16,072,238)
  Accumulated other comprehensive loss                                 (296,824)         (402,999)
                                                                   ------------      ------------
                                                                      6,206,392         5,278,503
  Less treasury stock, at cost - 14,246 shares                         (140,388)         (140,388)
                                                                   ------------      ------------

          Total shareholders' equity                                  6,066,004         5,138,115
                                                                   ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 11,978,022      $ 10,503,942
                                                                   ============      ============

See accompanying notes to consolidated condensed financial statements.

          ------------------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                               THREE MONTHS ENDED MARCH 31,        SIX MONTHS ENDED MARCH 31,
                                             ------------------------------      ------------------------------
                                                 2004              2003              2004              2003
                                             ------------      ------------      ------------      ------------
REVENUE:
  Software licenses                          $  3,480,205      $  2,627,221      $  6,430,534      $  5,920,102
  Maintenance and services                      1,714,398         1,480,781         3,171,157         2,689,520
                                             ------------      ------------      ------------      ------------
          Total Revenue                         5,194,603         4,108,002         9,601,691         8,609,622
                                             ------------      ------------      ------------      ------------

COSTS AND EXPENSES:
  Cost of software licenses                       760,285           577,716         1,390,375         1,144,745
  Cost of maintenance and services                661,193           615,886         1,272,873         1,230,243
  Sales and marketing                           1,954,977         1,437,795         3,493,928         2,962,005
  Engineering and product development             341,481           473,261           621,125           815,253
  General and administrative                    1,066,726         1,057,698         2,102,627         2,308,208
  Restructuring and centralization costs               --                --                --           181,459
                                             ------------      ------------      ------------      ------------

          Total costs and expenses              4,784,662         4,162,356         8,880,928         8,641,913
                                             ------------      ------------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS                     409,941           (54,354)          720,763           (32,291)

INTEREST EXPENSE                                       --            (4,221)               --            (5,893)

INTEREST INCOME AND OTHER                          10,715             8,594            23,572            15,031

FOREIGN CURRENCY TRANSACTION LOSSES               (25,093)             (309)          (19,747)          (10,102)
                                             ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                 395,563           (50,290)          724,588           (33,255)

PROVISION FOR INCOME TAXES                             --                --             5,500                --
                                             ------------      ------------      ------------      ------------

NET INCOME (LOSS)                            $    395,563      $    (50,290)     $    719,088      $    (33,255)
                                             ============      ============      ============      ============

NET INCOME (LOSS) PER SHARE - Basic          $       0.08      $      (0.01)     $       0.14      $      (0.01)
                                             ============      ============      ============      ============

WEIGHTED-AVERAGE NUMBER OF SHARES
  OUTSTANDING - Basic                           5,244,305         5,193,494         5,237,539         5,189,542
                                             ============      ============      ============      ============

NET INCOME (LOSS) PER SHARE - Diluted        $       0.07      $      (0.01)     $       0.13      $      (0.01)
                                             ============      ============      ============      ============

WEIGHTED-AVERAGE NUMBER OF SHARES
  OUTSTANDING - Diluted                         5,779,465         5,193,494         5,738,526         5,189,542
                                             ============      ============      ============      ============

See accompanying notes to consolidated condensed financial statements.

          ------------------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                      SIX MONTHS ENDED MARCH 31,
                                                                    ------------------------------
                                                                        2004              2003
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $    719,088      $    (33,255)
  Adjustments to reconcile net income to cash used in operating activities:
      Depreciation and amortization                                      393,493           362,513
      Allowances for doubtful accounts and sales returns                 119,035          (133,398)
      (Gain) loss on disposition of equipment                               (737)          105,903
      Stock-based compensation                                                --             3,811
      Changes in current assets and liabilities, net of effects
      from acquisition of Auxilor:
         Accounts receivable                                            (676,140)           12,382
         Inventories                                                      14,970            45,342
         Prepaid expenses and other                                      (65,556)          (24,332)
         Accounts payable and accrued expenses                           365,357          (882,252)
         Deferred revenue                                               (120,689)          278,370
                                                                    ------------      ------------

            Cash provided by (used in) operating activities              748,821          (264,916)
                                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and fixtures                                     (89,920)          (93,845)
  Proceeds from sale of equipment                                            737            22,260
  Purchase of Auxilor, including direct costs of $59,855                      --          (172,150)
  Capitalized software development costs                                 (19,096)          (53,880)
  Other assets                                                            33,278            89,551
                                                                    ------------      ------------

            Cash used in investing activities                            (75,001)         (208,064)
                                                                    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from exercise of stock options                            102,626             5,957
  Principal payments on long-term obligations                             (3,115)           (4,798)
                                                                    ------------      ------------

            Cash provided by financing activities                         99,511             1,159
                                                                    ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS                  261,725           (91,678)
                                                                    ------------      ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                            1,035,056          (563,499)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                              5,070,850         3,605,044
                                                                    ------------      ------------

CASH AND EQUIVALENTS, END OF PERIOD                                 $  6,105,906      $  3,041,545
                                                                    ============      ============

SUPPLEMENTAL INFORMATION:
  Interest paid                                                     $         --      $      5,893
                                                                    ============      ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for acquisition of Auxilor               $         --      $     50,000
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

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. Presentation of certain amounts for the periods ended March 31, 2003 have been changed to conform to the March 31, 2004 presentation.

2. Stock Split: On March 4, 2004, the Board of Directors approved a two-for-one split of the Company's common shares. The stock split entitled each shareholder of record at the close of business on March 19, 2004 (record date) to receive one additional share for every share of Datawatch common stock held on that date. Shares resulting from the split were distributed by the transfer agent on April 8, 2004 (payment date). All share and per share amounts, for all periods presented, have been retroactively restated to reflect the effect of the stock split.

3. Revenue Recognition: The Company has two types of software product offerings: Desktop and Server Software and Enterprise Software. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Enterprise Software products are generally sold directly to end-users. Sales to distributors and resellers accounted for approximately 27% and 29%, respectively, of total sales during the three months ended March 31, 2004 and 2003, and 28% and 27%, respectively, of total sales during the six months ended March 31, 2004 and 2003. Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company's software product offerings are "off-the-shelf" as such term is defined by Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition." Our products are relatively straightforward and the software can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

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

          ------------------------------

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

4. Stock Options: The following table presents selected information regarding the Company's stock option plans as of March 31, 2004:

                                                SHARES               SHARES
                                              AUTHORIZED          AVAILABLE FOR
                                               FOR GRANT          FUTURE GRANT
                                             ------------         ------------
1996 International Employee Non-Qualified
  Stock Option Plan                                88,888                6,172
Datawatch Corporation 1996 Stock Plan           1,248,000              137,582
                                             ------------         ------------
                                                1,336,888              143,754
                                             ============         ============


     The following table is a summary of combined activity for all of the Company's stock option plans for the six months ended March 31, 2004:

                                                OPTIONS         WEIGHTED-AVERAGE
                                              OUTSTANDING        EXERCISE PRICE
                                             ------------         ------------
Outstanding, October 1, 2003                      947,462         $       2.10

    Granted                                       115,000                 3.41
    Canceled                                      (59,550)                3.74
    Exercised                                     (49,306)                2.08
                                             ------------         ------------
Outstanding, March 31, 2004                       953,606         $       2.15
                                             ============
Exercisable, March 31, 2004                       548,128         $       2.32
                                             ============

          ------------------------------

     The following table presents weighted-average price and life information regarding stock options outstanding and exercisable at March 31, 2004:

               OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
----------------------------------------------------      -------------------
                         WEIGHTED-AVERAGE  WEIGHTED-                WEIGHTED-
                            REMAINING       AVERAGE                  AVERAGE
  EXERCISE    NUMBER OF    CONTRACTUAL      EXERCISE                 EXERCISE
   PRICES       SHARES     LIFE (YEARS)      PRICE         SHARES     PRICE
------------  ---------  ----------------  ---------      --------  ---------
$0.73 - 1.08    284,610          8         $    0.76       197,978  $    0.76
 1.27 - 1.80    379,036          8              1.55       169,028       1.47
 2.60 - 3.38    139,384          7              2.67        71,546       2.73
 3.80 - 5.49    101,156          6              4.79        60,156       4.74
 5.76 - 7.59     42,308          5              6.93        42,308       6.93
    9.70          1,778          3              9.70         1,778       9.70
   15.89          5,334          2             15.89         5,334      15.89
------------  ---------  ----------------  ---------      --------  ---------
                953,606          8         $    2.15       548,128  $    2.32
              =========  ================  =========      ========  =========

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

                                                   THREE MONTHS ENDED MARCH 31,         SIX MONTHS ENDED MARCH 31,
                                                 ------------------------------      ------------------------------
                                                     2004              2003              2004              2003
                                                 ------------      ------------      ------------      ------------
Net income (loss), as reported                   $    395,563      $    (50,290)     $    719,088      $    (33,255)
Add: Stock-based employee compensation
     expense included in reported net income               --                --                --                --
Less: Total stock-based employee
     compensation expense determined under
     fair value based method for all awards           (53,445)          (71,402)         (107,201)         (140,072)
                                                 ------------      ------------      ------------      ------------
Pro forma net income (loss)                      $    342,118      $   (121,692)     $    611,887      $   (173,327)
                                                 ============      ============      ============      ============

Net income (loss) per share:
  Basic - as reported                            $       0.08      $      (0.01)     $       0.14      $      (0.01)
  Basic - pro forma                              $       0.07      $      (0.02)     $       0.12      $      (0.03)

  Diluted - as reported                          $       0.07      $      (0.01)     $       0.13      $      (0.01)
  Diluted - pro forma                            $       0.06      $      (0.02)     $       0.11      $      (0.03)

          ------------------------------

     The fair values used to compute pro forma net income (loss) and pro forma net income (loss) per share were estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                                  THREE MONTHS ENDED MARCH 31,     SIX MONTHS ENDED MARCH 31,
                                                   --------------------------      --------------------------
                                                      2004            2003            2004            2003
                                                   ----------      ----------      ----------      ----------
     Risk-free interest rate                              2.8%            2.7%            3.0%            3.0%
     Expected life of option grants (years)               4.0             4.0             4.0             4.0
     Expected volatility of underlying stock            107.2%          116.6%          115.0%          118.1%
     Expected dividend payment rate                       0.0%            0.0%            0.0%            0.0%
     Expected forfeiture rate                             0.0%            0.0%            0.0%            0.0%

     The weighted-average fair value of stock options granted was $3.57 and $1.06, respectively, for the three months ended March 31, 2004 and 2003, and $2.58 and $1.22, respectively, for the six months ended March 31, 2004 and 2003.

5. Concentration of Credit Risks and Major Customers: One customer, Ingram Micro Inc., individually accounted for 21% and 19%, respectively, of revenue for the three months ended March 31, 2004 and 2003, and 19% and 17%, respectively, of revenue for the six months ended March 31, 2004 and 2003. Ingram Micro Inc. accounted for 25% and 23%, respectively, of outstanding gross trade receivables as of March 31, 2004 and September 30, 2003. The Company sells to Ingram Micro Inc. under a distribution agreement which automatically renews for successive one-year terms unless terminated. Other than this customer, no other customer constitutes a significant portion (more than 10%) of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

6. Inventories: Inventories consisted of the following at March 31, 2004 and September 30, 2003:

                                                    MARCH 31,    SEPTEMBER 30,
                                                      2004           2003
                                                   ----------     ----------
     Raw Materials                                 $   66,893     $   77,127
     Finished goods                                    25,191         28,131
                                                   ----------     ----------
     Total                                         $   92,084     $  105,258
                                                   ==========     ==========



7. Deferred Revenue: Deferred revenue consisted of the following at March 31, 2004 and September 30, 2003:

                                                    MARCH 31,    SEPTEMBER 30,
                                                      2004           2003
                                                   ----------     ----------
     Maintenance                                   $2,433,447     $2,456,296
     Other                                            594,040        484,061
                                                   ----------     ----------
     Total                                         $3,027,487     $2,940,357
                                                   ==========     ==========


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

          ------------------------------

8. Comprehensive Income (Loss): The following table sets forth the reconciliation of net income (loss) to comprehensive income (loss):

                                                       THREE MONTHS ENDED MARCH 31,    SIX MONTHS ENDED MARCH 31,
                                                           2004           2003            2004           2003
                                                        ----------     ----------      ----------     ----------
     Net income (loss)                                  $  395,563     $  (50,290)     $  719,088     $  (33,255)
     Other comprehensive income (loss), net of tax:
        Foreign currency translation adjustments            30,447        (21,747)        106,175          2,011
                                                        ----------     ----------      ----------     ----------
     Comprehensive income (loss)                        $  426,010     $  (72,037)     $  825,263     $  (31,244)
                                                        ==========     ==========      ==========     ==========

     Accumulated other comprehensive loss reported in the consolidated condensed balance sheets consists only of foreign currency translation adjustments.

9. Net Income (Loss) Per Share: Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the impact, when dilutive, of the exercise of options and warrants using the treasury stock method.

     The following table presents the options that were not included in the computation of diluted net income per share, because the exercise price of the options was greater than the average market price of the common stock for the period:

                                                    THREE MONTHS ENDED MARCH 31,      SIX MONTHS ENDED MARCH 31,
                                                     ------------------------          ------------------------
                                                       2004             2003             2004             2003
                                                     -------          -------          -------          -------
     Quantity of option shares not included          128,650          374,768          150,576          374,768
     Weighted-average exercise price                 $  6.19          $  3.88          $  5.84          $  3.88

     During periods of net loss, diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from stock options and warrants are antidilutive and, therefore, are excluded from the computation. As there was a net loss for both the three and six month periods ended March 31, 2003, additional options totaling 148,172 and 166,100, respectively, with an exercise price less than the average market price of the common stock, were also excluded from the computation.

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

     The following table presents information about the Company's revenue by product lines:

                                                    THREE MONTHS ENDED MARCH 31,       SIX MONTHS ENDED MARCH 31,
                                                     --------------------------        --------------------------
                                                        2004            2003              2004            2003
                                                     ----------      ----------        ----------      ----------
     Desktop (primarily Monarch)                             52%             56%               57%             57%
     Visual|QSM & Visual|HD                                  31%             32%               30%             31%
     Datawatch|ES                                            17%             12%               13%             12%
                                                     ----------      ----------        ----------      ----------
     Total                                                  100%            100%              100%            100%
                                                     ==========      ==========        ==========      ==========

          ------------------------------

     The Company's operations are conducted in the U.S. and internationally (principally in the United Kingdom). The following tables present information about the Company's geographic operations:

                                                   INTERNATIONAL
                                                   (PRINCIPALLY
                                      DOMESTIC          U.K.)      ELIMINATIONS      TOTAL
                                     -----------    -----------    -----------    -----------
TOTAL REVENUE
-------------
Three months ended March 31, 2004    $ 3,450,998    $ 2,025,553    $  (281,948)   $ 5,194,603
Three months ended March 31, 2003      2,696,867      1,664,671       (253,536)     4,108,002

Six months ended March 31, 2004      $ 6,431,588    $ 3,698,382    $  (528,279)   $ 9,601,691
Six months ended March 31, 2003        5,677,264      3,474,116       (541,758)     8,609,622

LONG-LIVED ASSETS
-----------------
At March 31, 2004                    $ 1,241,182    $   194,586                   $ 1,435,768
At September 30, 2003                  1,544,382        189,209                     1,733,591


     The reconciliation of total long-lived assets to the amounts contained in our financial statements is as follows:

                                                                     MARCH 31,    SEPTEMBER 30,
                                                                       2004           2003
                                                                   -----------    -----------
Property and Equipment, net                                        $   431,087    $   460,906
Capitalized software development costs, net                            449,756        696,861
Restricted cash                                                        235,484        226,514
Trademarks                                                             285,152        285,152
Long-term notes receivable *                                                --         25,832
Deposits *                                                              34,289         38,326
                                                                   -----------    -----------
     Total long-lived assets                                       $ 1,435,768    $ 1,733,591
                                                                   ===========    ===========

* Included in other assets in the accompanying consolidated condensed financial statements


     Export sales aggregated approximately $876,000 and $762,000, respectively, for the three months ended March 31, 2004 and 2003, and approximately $1,679,000 and $1,768,000, respectively, for the six months ended March 31, 2004 and 2003.

11. Restructuring and Centralized Operations: During the fourth quarter of fiscal 2001, the Company approved and completed a corporate-wide restructuring plan in an effort to reduce costs and centralize administrative operations. The restructuring plan resulted in charges for severance benefits and related costs for 42 terminated employees. On September 30, 2003, the accrual related to this restructuring totaled $16,000, of which the long-term portion was $3,000. During the six months ended March 31, 2004, $5,000 of these charges were paid, leaving a balance of $11,000 at March 31, 2004 (reflecting cash payments of approximately $375,000 since September 30, 2001), of which the long-term portion is $0. The charges are expected to be fully paid in January 2005.

     During the second quarter of fiscal 2002, there was an additional reorganization undertaken to further improve efficiencies and reduce costs, which resulted in an additional restructuring charge of approximately $88,000 for severance benefits and related costs for 4 terminated employees. The charges for this restructuring were fully paid in July 2002.

          ------------------------------

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

12. Acquisition: On October 16, 2002, the Company acquired 100% of the outstanding shares of Auxilor, Inc. for a total consideration of approximately $561,000 comprised of $127,000 in cash, 14,764 shares of Datawatch common stock valued at approximately $50,000, direct costs of approximately $60,000, and assumed liabilities totaling approximately $324,000. In exchange, the Company received Auxilor tangible assets valued at approximately $152,000 resulting in $409,000 to be allocated to intangible assets in accordance with SFAS No. 141 and SFAS No. 142. A valuation analysis subsequently allocated approximately $285,000 and $124,000, respectively, to trademarks and acquired software. During the six months ended March 31, 2004, amortization of this acquired software totaled approximately $31,000. The Auxilor purchase agreement also included an earn-out clause, which provided for a cash payout equal to 10% of the sales of Auxilor products in fiscal 2003. The earn-out was expensed as a cost of revenue as Auxilor products and services were sold. No earn-out payments are required for periods after September 30, 2003. The activities of Auxilor from October 1, 2002 to October 16, 2002 were not consolidated into the Company's consolidated financial statements and were not significant.

13. Subsequent Event: In May 2004, the Company was served with a charge of discrimination filed with the Massachusetts Commission Against Discrimination
(MCAD) by a current employee. In addition to the Company, the employee has named an executive of the Company as well as the employee's former supervisor as defendants. The employee alleges that her former supervisor engaged in sexually harassing conduct. The employee accuses the executive of engaging in retaliation upon learning of the employee's complaint. Given the early stage and current status of the litigation, the Company is unable to express an opinion as to the likely outcome or an estimate of the possible loss or range of loss if there were an unfavorable result. The Company intends to vigorously defend the claims.

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

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

      The Company has two types of software product offerings: Desktop and Server Software and Enterprise Software. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Enterprise Software products are generally sold directly to end-users. Sales to distributors and resellers accounted for approximately 27% and 29%, respectively, of total sales during the three months ended March 31, 2004 and 2003, and 28% and 27%, respectively, of total sales during the six months ended March 31, 2004 and 2003. Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company's software product offerings are "off-the-shelf" as such term is defined by Statement of Position No. 97-2, "Software Revenue Recognition." Our products are relatively straightforward and the software can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations of the Company.

      Desktop and Server Software products are generally not sold in multiple element arrangements. Accordingly, the price paid by the customer is considered the vendor specific objective evidence ("VSOE") of fair value for those products.

      Enterprise Software sales are generally multiple element arrangements which include software license deliverables, professional services and post-contract customer support. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to a software license. In applying the residual method, the Company deducts from the sale proceeds the VSOE of fair value of the services and post-contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and do not involve modification or customization of the software or any other unusual acceptance clauses or terms. Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post-contract customer support services is deferred and recognized ratably over the contract period (generally one year). Such deferred amounts are recorded as part of deferred revenue in the Company's Consolidated Condensed Balance Sheets included elsewhere in this filing.

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

      For the three months and six months ended March 31, 2004 and 2003, changes to the returns reserve were approximately as follows:

                                                   Three Months Ended March 31,     Six Months Ended March 31,
                                                       2004            2003            2004            2003
                                                     --------        --------        --------        --------
Returns Reserve Balance - Beginning of Period        $208,000        $234,000        $213,000        $285,000
Amounts Accrued for the Returns Reserve               118,000          50,000         178,000         100,000
Returns Applied Against the Returns Reserve            18,000         144,000          83,000         245,000
                                                     --------        --------        --------        --------
Returns Reserve Balance - End of Period              $308,000        $140,000        $308,000        $140,000
                                                     ========        ========        ========        ========

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

      For the three months and six months ended March 31, 2004 and 2003, changes to the allowance for doubtful accounts were approximately as follows:

                                                                   Three Months Ended March 31,     Six Months Ended March 31,
                                                                       2004            2003            2004            2003
                                                                     --------        --------        --------        --------
Allowance for Doubtful Accounts Balance - Beginning of Period        $246,000        $315,000        $230,000        $259,000
Additions to the Allowance of Doubtful Accounts                        27,000          14,000          44,000          71,000
Amounts Applied Against the Allowance for Doubtful Accounts            15,000          28,000          16,000          29,000
                                                                     --------        --------        --------        --------
Allowance for Doubtful Accounts Balance - End of Period              $258,000        $301,000        $258,000        $301,000
                                                                     ========        ========        ========        ========

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

      For the three months and six months ended March 31, 2004 and 2003, amounts related to capitalized software development costs and purchased software were approximately as follows:

                                                        Three Months Ended March 31,     Six Months Ended March 31,
                                                            2004            2003            2004            2003
                                                          --------        --------        --------        --------
Capitalized Software Balance - Beginning of Period        $557,000        $1,027,000      $697,000        $962,000
Capitalized Software Development Costs                      19,000          27,000          19,000          54,000
Capitalized Purchased Software                                --              --              --           124,000
Amortization of Capitalized Software Development
    Costs and Purchased Software                           126,000         132,000         266,000         218,000
                                                          --------        --------        --------        --------

Capitalized Software Balance - End of Period              $450,000        $922,000        $450,000        $922,000
                                                          ========        ========        ========        ========

Foreign Currency Translations

      Assets and liabilities of the Company's foreign subsidiaries, which are principally located in the UK and Australia, are translated into U.S. dollars at rates in effect at each balance sheet date. Revenues, expenses and cash flows are translated into U.S. dollars at average rates prevailing when transactions occur. The related translation adjustments are reported as a separate component of shareholders' equity under the heading "Accumulated Other Comprehensive Loss." Accumulated other comprehensive loss reported in the consolidated balance sheets consists only of foreign currency translation adjustments. At March 31, 2004 and September 30, 2003, the accumulated foreign currency translation loss totaled approximately $297,000 and $403,000, respectively. The foreign currency translation gain arising during the three months ended March 31, 2004 was approximately $30,000 compared to a loss of approximately $22,000 during the three months ended March 31, 2003, while foreign currency translation gains arising during the six months ended March 31, 2004 and 2003 were approximately $106,000 and $2,000, respectively. The Company does not currently engage in foreign currency hedging activities.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003
------------------------------------------

      Revenue for the three months ended March 31, 2004 was $5,195,000, which represents an increase of $1,087,000, or approximately 26%, from revenue of $4,108,000 for the three months ended March 31, 2003. For the three months ended March 31, 2004, Desktop (including Monarch, Monarch Data Pump and VorteXML), Visual|QSM and Visual|HD, and Datawatch|ES (including Datawatch|RMS) sales accounted for 52%, 31% and 17% of total revenue, respectively, as compared to 56%, 32% and 12%, respectively, for the three months ended March 31, 2003.

      Software license revenue for the three months ended March 31, 2004 was $3,480,000 or approximately 67% of total revenue, as compared to $2,627,000 or approximately 64% of total revenue for the three months ended March 31, 2003. This represents an increase of $853,000 or approximately 32% from fiscal 2003 to fiscal 2004. For the three months ended March 31, 2004, Datawatch|ES (including Datawatch|RMS) license revenue increased by $443,000, Desktop (including Monarch, Monarch Data Pump, and VorteXML) license revenue increased by $407,000, and Visual|QSM and Visual|HD license revenue increased by $3,000 (Visual|QSM license revenue increased by $82,000, while Visual|HD license revenue decreased by $79,000), when compared to the three months ended March 31, 2003. The three months ended March 31, 2003 was a difficult quarter for the Company with decreased software license sales which the Company attributed to concerns regarding the possible effects of war and terrorism on an uncertain worldwide economy and the resulting reduction in corporate spending on software solutions. The Company attributes the increase in software license sales for the three months ended March 31, 2004 to a lessening in this uncertainty and increased corporate capital budget expenditures. Additionally, the increase in Datawatch|ES software license revenue is the result of the recognition of approximately $348,000 of previously deferred domestic software license revenue for that product during the quarter ended March 31, 2004. Deferred software license revenue is the result of contractual obligations or liabilities that delay the recognition of revenue under the Company's revenue recognition policies. Such deferred software license revenue can result in significant quarter-to-quarter fluctuations in software license revenue.

      Maintenance and services revenue for the three months ended March 31, 2004 was $1,714,000, or approximately 33% of total revenue, as compared to $1,481,000, or approximately 36% of total revenue, for the three months ended March 31, 2003. This represents an increase of $233,000 or approximately 16%. This increase is attributable to an increase for Visual|QSM and Visual|HD maintenance and services revenue of $256,000 (Visual|QSM services revenue increased by $229,000 and Visual|HD services revenue increased by $27,000), an increase in Desktop (including Monarch, Monarch Data Pump, and VorteXML) maintenance and services revenue of approximately $13,000, and a decrease for Datawatch|ES maintenance and services revenue of $36,000. The increase in maintenance and services revenue is primarily attributable to the increases in Visual|QSM professional services revenue (increase of $205,000) and increased maintenance revenue for all products (increase of $110,000), partially offset by decrease in Datawatch|ES professional services revenue (decrease of $85,000). Management believes the increases in Visual|QSM professional services revenue and maintenance revenue are both the result of increasing customer loyalty for the Company's products, resulting in a higher demand for professional services as users upgrade or extend their use of the Company's products and a higher percentage of maintenance contract renewals. The Company attributes the decrease in Datawatch|ES professional services to customer delays in scheduling previously ordered professional services during the quarter ended March 31, 2004.

      Cost of software licenses for the three months ended March 31, 2004 was $760,000 or approximately 22% of software license revenues, as compared to $578,000 or approximately 22% of software license revenues for the three months ended March 31, 2003. This increase of $182,000 is primarily attributable to increased royalties paid to third-party software developers (increase of $163,000).

      Cost of maintenance and services for the three months ended March 31, 2004 was $661,000 or approximately 39% of maintenance and service revenues, as compared to $616,000 or approximately 42% of maintenance and service revenues, for the three months ended March 31, 2003. This increase of $45,000 is attributable to the Company's use of third-party consultants to supplement our internal consulting and training staff in revenue generating activities (increase of $61,000).

      Sales and marketing expenses were $1,955,000 for the three months ended March 31, 2004, which represents an increase of $517,000 or approximately 36% from $1,438,000 for the three months ended March 31, 2003. This increase is primarily attributable to increased sales headcount and related expenses (increase of $433,000) and increases in marketing expenses for lead generation (increase of $25,000), web site development (increase of $19,000) and trade show expense (increase of $19,000). The Company expects sales and marketing expenses to increase in the third quarter of fiscal 2004, as the Company intends to hire additional sales personnel and increase the marketing budget.

      Engineering and product development expenses were $341,000 for the three months ended March 31, 2004, which represents a decrease of $132,000 or approximately 28% from $473,000 for the three months ended March 31, 2003. This decrease is primarily attributable to reduced engineering and product development headcount and related expenses (decrease of $151,000), partially offset by an increase in outsourced development expense (increase of $20,000). The Company expects that engineering and product development expenses will increase during the third quarter of fiscal 2004, as the Company intends to add product development personnel and increase the budget for outsourced development.

      General and administrative expenses were $1,067,000 for the three months ended March 31, 2004, which represents an increase of $9,000 or approximately 1% from $1,058,000 for the three months ended March 31, 2003. This increase of $9,000 is not significant. The Company expects a slight increase in general and administrative expenses during the third quarter of fiscal 2004.

      As a result of the foregoing, income before income taxes for the three months ended March 31, 2004 was $396,000, which compares to a loss before income taxes of $50,000 for the three months ended March 31, 2003. No provision for or benefit from income taxes was recorded during the three months ended March 31, 2004 or the three months ended March 31, 2003. The Company's current estimate is that it will not be in a significant taxable position in any jurisdiction primarily as a result of the availability of loss carryforwards for which valuation allowances had previously been provided. At March 31, 2004, the Company had federal tax loss carryforwards available to offset future taxable income of approximately $6 million; a full valuation reserve has been established against these assets as uncertainty continues to exist regarding the Company's ability to generate sufficient future taxable income for the utilization of these losses.

      Net income for the three months ended March 31, 2004 was $396,000, which compares to a net loss of $50,000 for the three months ended March 31, 2003.

Six Months Ended March 31, 2004 and 2003
----------------------------------------

      Revenue for the six months ended March 31, 2004 was $9,602,000, which represents an increase of $992,000, or approximately 12%, from revenue of $8,610,000 for the six months ended March 31, 2003. For the six months ended March 31, 2004, Desktop (including Monarch, Monarch Data Pump and VorteXML), Visual|QSM and Visual|HD, and Datawatch|ES (including Datawatch|RMS) sales accounted for 57%, 30% and 13% of total revenue, respectively, as compared to 57%, 31% and 12%, respectively, for the six months ended March 31, 2003.

      Software license revenue for the six months ended March 31, 2004 was $6,431,000 or approximately 67% of total revenue, as compared to $5,920,000 or approximately 69% of total revenue for the six months ended March 31, 2003. This represents an increase of $511,000 or approximately 9% from fiscal 2003 to fiscal 2004. For the six months ended March

31, 2004, Desktop (including Monarch, Monarch Data Pump, and VorteXML) license revenue increased by $483,000, Datawatch|ES (including Datawatch|RMS) license revenue increased by $284,000, and Visual|QSM and Visual|HD license revenue decreased by $256,000 (Visual|QSM license revenue decreased by $173,000 and Visual|HD license revenue decreased by $83,000), when compared to the six months ended March 31, 2003. The Company attributes the increases in Desktop and Datawatch|ES software license revenue to an improved outlook for the domestic economy compared to last year, resulting in increased capital budget expenditures. The Company attributes the decrease in Visual|QSM software license revenue to reluctance of companies in the United Kingdom, where the product is principally sold, to commit to expenditures for large ticket software solutions during the first quarter of fiscal 2004. In the second quarter of fiscal 2004, there was an increase in Visual|QSM software license sales in the United Kingdom, which the Company attributes to generally increasing budgets for such software solutions.

      Maintenance and services revenue for the six months ended March 31, 2004 was $3,171,000, or approximately 33% of total revenue, as compared to $2,690,000, or approximately 31% of total revenue, for the six months ended March 31, 2003. This represents an increase of $481,000 or approximately 18%. This increase is attributable to an increase for Visual|QSM and Visual|HD maintenance and services revenue of $468,000 (Visual|QSM services revenue increased by $425,000 and Visual|HD services revenue increased by $43,000), an increase in Desktop (including Monarch, Monarch Data Pump, and VorteXML) maintenance and services revenue of approximately $33,000, partially offset by a decrease for Datawatch|ES maintenance and services revenue of $20,000. The increase in maintenance and services revenue is primarily attributable to the increases in Visual|QSM professional services revenue (increase of $379,000) and increased maintenance revenue for all products (increase of $189,000), partially offset by a decrease in Datawatch|ES professional services revenue (decrease of $93,000). Management believes the increases in Visual|QSM professional services revenue and maintenance revenue are both the result of increasing customer loyalty for the Company's products, resulting in a higher demand for professional services as users upgrade or extend their use of the Company's products and a higher percentage of maintenance contract renewals. The Company attributes the decrease in Datawatch|ES professional services to customer delays in scheduling previously ordered professional services during the second quarter of fiscal 2004.

      Cost of software licenses for the six months ended March 31, 2004 was $1,390,000 or approximately 22% of software license revenues, as compared to $1,145,000 or approximately 19% of software license revenues for the six months ended March 31, 2003. This increase of $245,000 is primarily attributable to increased royalties paid to third-party software developers (increase of $199,000), and increased amortization of capitalized software development costs and purchased software (increase of $48,000). During the six months ended March 31, 2004, the Company capitalized $19,000 of software development costs.

      Cost of maintenance and services for the six months ended March 31, 2004 was $1,273,000 or approximately 40% of maintenance and service revenues, as compared to $1,230,000 or approximately 46% of maintenance and service revenues, for the six months ended March 31, 2003. This increase of $43,000 is primarily attributable to the Company's use of third-party consultants to supplement our internal consulting and training staff in revenue generating activities (increase of $81,000), partially offset by a decrease in consulting, training and support headcount and related expenses (decrease of $35,000).

      Sales and marketing expenses were $3,494,000 for the six months ended March 31, 2004, which represents an increase of $532,000 or approximately 18% from $2,962,000 for the six months ended March 31, 2003. This increase is primarily attributable to increased sales headcount and related expenses (increase of $599,000) and increases in marketing expenses for direct mail campaigns (increase of $54,000) and lead generation (increase of $38,000), partially offset by a decrease in advertising expense (decrease of $115,000) and third-party sales consultant expense (decrease of $49,000). The Company expects sales and marketing expenses to increase in the third quarter of fiscal 2004, as the Company intends to hire additional sales personnel and increase the marketing budget.

      Engineering and product development expenses were $621,000 for the six months ended March 31, 2004, which represents a decrease of $194,000 or approximately 24% from $815,000 for the six months ended March 31, 2003. This decrease is attributable to reduced engineering and product development headcount and related expenses (decrease of $238,000), partially offset by an increase in outsourced development expenses (increase of $44,000). The Company expects that engineering and product development expenses will increase during the third quarter of fiscal 2004, as the Company intends to add product development personnel and increase the budget for outside development.

      General and administrative expenses were $2,103,000 for the six months ended March 31, 2004, which represents a decrease of $205,000 or approximately 9% from $2,308,000 for the six months ended March 31, 2003. This decrease is primarily attributable to reductions in international general and administrative expenses (decrease of $197,000) resulting from the restructuring which the Company recorded during the first quarter of fiscal 2003. (See Note 11 to the Consolidated Condensed Financial Statements included elsewhere in this filing for a further discussion of this restructuring.) The Company expects a slight increase in general and administrative expenses during the third quarter of fiscal 2004.

      As a result of the foregoing, income before income taxes for the six months ended March 31, 2004 was $725,000, which compares to a loss before income taxes of $33,000 for the six months ended March 31, 2003. During the six months ended March 31, 2004 an expense of $5,500 was recorded for the Company's estimate of the expected income tax rate for the year based on federal alternative minimum taxes due. No other provision for income taxes was recorded during the six months ended March 31, 2004 or the six months ended March 31, 2003. The Company's current estimate is that it will not be in a significant taxable position in any jurisdiction primarily as a result of the availability of loss carryforwards for which valuation allowances had previously been provided. At March 31, 2004, the Company had federal tax loss carryforwards available to offset future taxable income of approximately $6 million; a full valuation reserve has been established against these assets as uncertainty continues to exist regarding the Company's ability to generate sufficient future taxable income for the utilization of these losses.

      Net income for the six months ended March 31, 2004 was $719,000, which compares to a net loss of $33,000 for the six months ended March 31, 2003.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

      The Company leases various facilities, equipment and automobiles in the U.S. and overseas under noncancelable operating leases which expire through 2008. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $152,000 and $131,000 for the three months ended March 31, 2004 and 2003, respectively, and approximately $301,000 and $323,000 for the six months ended March 31, 2004 and 2003, respectively.

      As of March 31, 2004, minimum rental commitments under noncancelable operating leases are as follows:

        Year Ending September 30,
        2004                                                $ 311,649
        2005                                                  420,752
        2006                                                  141,320
        2007                                                   21,105
        2008                                                    8,793
        Thereafter                                               --
                                                            ---------

        Total minimum lease payments                        $ 903,619
                                                            =========

      The Company is also committed to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $495,000 and $332,000, respectively, for the three months ended March 31, 2004 and 2003, and approximately $888,000 and $689,000, respectively, for the six months ended March 31, 2004 and 2003. The Company is not obligated to pay any minimum royalty amounts.

      The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of March 31, 2004.

      The Company is required by the lease related to its Lowell, Massachusetts facility to provide a letter of credit in the amount of approximately $143,000 as a security deposit to guarantee payment to the landlord of amounts due under the lease. Cash on deposit providing security in the amount of this letter of credit is recorded as part of restricted cash in the Company's consolidated balance sheets as of March 31, 2004 and September 30, 2003 found elsewhere in this filing. No amount has ever been drawn against the letter of credit by the landlord to guarantee payment and no such action is anticipated in the future. As it is anticipated that this and any other lease arrangement will continue to be paid in a timely manner, no contingent liability has been recorded by the Company for such leases as of March 31, 2004.

      As a result of the sale of the Company's former subsidiary Guildsoft Limited in September 2001, the Company made certain warranties to the purchaser regarding, among other things, the financial condition and accuracy of the records of Guildsoft at the time of the sale and against future claims against Guildsoft related to periods prior to the purchase and sale. As a guarantee of payment for any such claims or inaccuracies, the equivalent of approximately $160,000 was placed in escrow in a joint account controlled by both the Company's and purchaser's United Kingdom attorneys. Under the terms of the purchase and sale agreement, 50% of the escrow amount was to be released to the Company on the one year anniversary of the sale and 50% released on the third anniversary of the sale, if there were no warranty claims made by the purchaser. To date, no warranty claims have been made by the purchaser and 50% of the funds were released to Datawatch in September 2002. The balance, or the equivalent of approximately $92,000 at March 31, 2004, will remain in escrow until September 2004 under the terms of the purchase and sale agreement and is recorded as part of restricted cash in the Company's consolidated balance sheets as of March 31, 2004 and September 30, 2003 found elsewhere in this filing. As there have been no claims to date against the warranties and the Company believes the fair value of any such claims to be minimal and insignificant, no contingent liability has been recorded by the Company for these warranties as of March 31, 2004.

      The Company enters into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.

      Certain of our agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of our employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.

      As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at our request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, our director and officer insurance policy limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of Financial Interpretation No. 45 ("FIN 45") as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital increased by approximately $1,223,000 during the six months ended March 31, 2004. During the six months ended March 31, 2004, approximately $749,000 of cash was provided by the Company's operations as compared to approximately $265,000 of cash used in operations for the six months ended March 31, 2003. During the three month periods ended September 30, 2001, March 31, 2002 and December 31, 2002, management took a series of steps to reduce operating expenses and to restructure operations. See Note 11 to the Consolidated Condensed Financial Statements included elsewhere in this filing for a further discussion of the reductions in the workforce as well as other restructuring actions taken to reduce operating expenses.

      Net cash provided by operating activities for the six months ended March 31, 2004 of $749,000 is primarily the result of net income of $719,000, including non-cash charges for depreciation and amortization of $393,000, an increase in accounts payable and accruals and an increase in the allowances for doubtful accounts and sales returns, partially offset by an increase in accounts receivable, a decrease in deferred revenue (net of the effect of foreign currency translation) and an increase in prepaid expenses. The increase in accounts payable and accruals during the six months ended March 31, 2004 was primarily the result of increased sales commission and bonus accruals. The increase in the allowances for doubtful accounts and sales returns was primarily the result of an increased allowance for potential returns from distributors and resellers. The increase in accounts receivable was the result of increased sales, while the decrease in deferred revenue was the result of revenue recognized from previously deferred domestic maintenance and product revenue. The increase in prepaid expenses during the same period was primarily the result of the prepayment of software licenses and certain expenses related to the Company's 2004 User Conference which takes place in May 2004, partially offset by a decrease in prepaid royalties.

      Net cash used in investing activities for the six months ended March 31, 2004 of $75,000 is primarily the result of the purchase of fixed assets (primarily computer equipment and software) and the capitalization of software development costs, partially offset by a decrease in long term notes receivable.

    Net cash provided by financing activities for the six months ended March 31, 2004 of $100,000 is primarily the result of proceeds received from the exercise of stock options.

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

      An existing agreement between Datawatch and Math Strategies grants the Company exclusive worldwide rights to use and distribute certain intellectual property owned by Math Strategies and incorporated by the Company in its Monarch, VorteXML and certain other products. In April 2004, the Company entered into an Option Purchase Agreement with Math Strategies giving the Company the option to purchase these intellectual property rights for $8,000,000. This option, if exercised, would provide the Company with increased flexibility to utilize the purchased technology in the future. The option can be exercised by Datawatch at any time during the two years following the effective date of the Option Purchase Agreement.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities." SFAS No. 146 impacts how companies account for costs incurred with exit activities, such as employee severance and facility closure costs. The Company adopted SFAS No. 146 on October 1, 2002. Accordingly, the Company recorded approximately $181,000 in restructuring and centralization costs for severance benefits for five terminated employees and costs resulting from the cancellation of leases and the disposal of fixed assets related to a relocation to smaller facilities during the first quarter of fiscal 2003. (See Note 11 to the Consolidated Condensed Financial Statements elsewhere in this filing.)

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

      In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," with the objective of improving financial reporting by companies involved with variable interest entities. The Company is not involved with any variable interest entities as defined within this interpretation. Accordingly, no additional disclosures are required under FIN 46 for the three month and six month periods ended March 31, 2004 and 2003.

      In December 2003, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin 104, "Revenue Recognition" ("SAB 104"). SAB 104 updates existing Staff Accounting Bulletin Topic 13, "Revenue Recognition" to be consistent with recently issued guidance, primarily Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." The adoption of SAB 104 did not have a significant impact on the Company's consolidated financial statements.

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

Dependence on Principal Products

      In the six months ended March 31, 2004, Desktop Products (including Monarch, Monarch Data Pump and VorteXML), Visual|QSM and Visual|HD, and Datawatch|ES (including Datawatch|RMS) accounted for approximately 57%, 30% and 13%, respectively, of the Company's total revenue. The Company is wholly dependent on the Monarch, Monarch Data Pump, VorteXML, Visual|QSM, Visual|HD, Datawatch|ES and Datawatch|RMS products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

International Sales

      In the six months ended March 31, 2004 and 2003, international sales, including export sales from domestic operations, accounted for approximately 40% and 42%, respectively, of the Company's total revenue. The Company anticipates that international sales will continue to account for a significant percentage of its total revenue. A significant portion of the Company's total revenue will therefore be subject to risks associated with international sales, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company's intellectual property overseas, seasonality of sales and potentially adverse tax consequences.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

      At March 31, 2004, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments. The Company holds no investment securities that possess significant market risk.

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

Item 4.  Internal Controls and Procedures
         --------------------------------

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

                                    PART II.

Item 1.  Legal Proceedings
         -----------------

      In May 2004, the Company was served with a charge of discrimination filed with the Massachusetts Commission Against Discrimination (MCAD) by a current employee. In addition to the Company, the employee has named an executive of the Company as well as the employee's former supervisor as defendants. The employee alleges that her former supervisor engaged in sexually harassing conduct. The employee accuses the executive of engaging in retaliation upon learning of the employee's complaint. Given the early stage and current status of the litigation, the Company is unable to express an opinion as to the likely outcome or an estimate of the possible loss or range of loss if there were an unfavorable result. The Company intends to vigorously defend the claims.

      From time to time, the Company receives claims and may be party to actions that arise in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

      On March 4, 2004, the Board of Directors approved a two-for-one split of the Company's common shares. The stock split entitled each shareholder of record at the close of business on March 19, 2004 (record date) to receive one additional share for every share of Datawatch common stock held on that date. No proceeds were generated by the stock split.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

A. The Annual Meeting of Stockholders of Datawatch Corporation was held on March 5, 2004.

B. The directors elected at the meeting are Robert W. Hagger, Kevin R. Morano, Richard de J. Osborne, Terry W. Potter, David T. Riddiford and James Wood, which constitute all of the directors of the Company.

C. A vote was proposed to elect the following nominees to the Board of Directors to serve for the ensuing year or until their respective successors are duly elected and qualified:

           Nominee                   Total Votes For      Total Votes Against
           -------                   ---------------      -------------------

           Robert W. Hagger             4,847,598               156,920
           Kevin R. Morano              4,847,598               156,920
           Richard de J. Osborne        4,847,598               156,920
           Terry W. Potter              4,847,598               156,920
           David T. Riddiford           4,847,598               156,920
           James Wood                   4,847,598               156,920

           Total Votes For and Total Votes Against amounts have been adjusted to reflect the effect of the two-for-one stock split which took place on March 19, 2004 (record date).

D.       No information provided due to inapplicability of item.

Item 6.  Exhibits and Reports on Form 8-K

A.       Exhibits

         10.1 Option Purchase Agreement by and among Datawatch Corporation, Personics Corporation and Raymond J. Huger dated April 29, 2004.

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

B.       Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on January 26, 2004, furnishing a press release that announced its fiscal 2004 first quarter financial results. The Company filed a Current Report on Form 8-K on April 22, 2004, furnishing a press release that announced its fiscal 2004 second quarter financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 2004.


                                       DATAWATCH CORPORATION


                                       /s/ Alan R. MacDougall
                                       -----------------------------------------
                                       Alan R. MacDougall
                                       Sr. Vice President of Finance and
                                       Chief Financial Officer
                                       (Principal Financial Officer)