Form 10-Q
period 2004-06-30
DATAWATCH CORP
filed 2004-08-09
CIK 792130

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                                    Outstanding at August 5, 2004
          -----                                    -----------------------------

Common Stock $.01 par value                                    5,300,862


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

                                TABLE OF CONTENTS
                                -----------------



PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.   Unaudited Financial Statements                                  Page #

          a) Consolidated Condensed Balance Sheets:
             June 30, 2004 and September 30, 2003 ...........................  3

          b) Consolidated Condensed Statements of Operations:
             Three Months and Six Months Ended June 30, 2004 and 2003 .......  4

          c) Consolidated Condensed Statements of Cash Flows:
             Nine Months Ended June 30, 2004 and 2003 .......................  5

          d) Notes to Consolidated Condensed Financial Statements ...........  6

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

Item 2.   Changes in Securities and Use of Proceeds .........................  *

Item 3.   Defaults upon Senior Securities ...................................  *

Item 4.   Submission of Matters to a Vote of Security Holders ...............  *

Item 5.   Other Information .................................................  *

Item 6.   Exhibits and Reports on Form 8-K .................................. 27



SIGNATURES .................................................................. 28




* No information provided due to inapplicability of item.

                                     PART I.

Item 1. Unaudited Financial Statements
        ------------------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                        June 30,           September 30,
ASSETS                                                                    2004                 2003
                                                                      ------------         ------------
CURRENT ASSETS:
  Cash and equivalents                                                $  6,226,475         $  5,070,850
  Accounts receivable, net                                               3,607,128            3,041,322
  Inventories, net                                                          82,272              105,258
  Prepaid expenses                                                         526,860              552,921
                                                                      ------------         ------------
           Total current assets                                         10,442,735            8,770,351
                                                                      ------------         ------------
PROPERTY AND EQUIPMENT:
  Property and equipment                                                 1,747,539            1,849,333
  Less accumulated depreciation and amortization                        (1,321,133)          (1,388,427)
                                                                      ------------         ------------
           Net property and equipment                                      426,406              460,906
                                                                      ------------         ------------
OTHER ASSETS:
  Capitalized software development costs, net                              423,331              696,861
  Restricted cash                                                          234,269              226,514
  Trademarks                                                               285,152              285,152
  Other                                                                     29,101               64,158
                                                                      ------------         ------------
          Total other assets                                               971,853            1,272,685
                                                                      ------------         ------------
TOTAL ASSETS                                                          $ 11,840,994         $ 10,503,942
                                                                      ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                    $    879,831         $    918,734
  Accrued expenses                                                       1,904,963            1,503,621
  Deferred revenue                                                       2,890,323            2,940,357
                                                                      ------------         ------------
           Total current liabilities                                     5,675,117            5,362,712
                                                                      ------------         ------------
ACCRUED SEVERANCE, Less current portion                                       --                  3,115
                                                                      ------------         ------------
COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 - 20,000,000 shares authorized;
    issued, 5,314,440 shares and 5,244,328, respectively;
    outstanding, 5,300,194 shares and 5,230,082, respectively               53,144               52,443
  Additional paid-in capital                                            21,827,817           21,701,297
  Accumulated deficit                                                  (15,253,500)         (16,072,238)
  Accumulated other comprehensive loss                                    (321,196)            (402,999)
                                                                      ------------         ------------
                                                                         6,306,265            5,278,503
  Less treasury stock, at cost - 14,246 shares                            (140,388)            (140,388)
                                                                      ------------         ------------
          Total shareholders' equity                                     6,165,877            5,138,115
                                                                      ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 11,840,994         $ 10,503,942
                                                                      ============         ============

See accompanying notes to consolidated condensed financial statements.

Item 1. Unaudited Financial Statements
        ------------------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                   Three Months Ended June 30,                Nine Months Ended June 30,
                                                    2004                 2003                 2004                 2003
                                                ------------         ------------         ------------         ------------
REVENUE:
  Software licenses                             $  2,930,281         $  3,603,543         $  9,360,815         $  9,523,645
  Maintenance and services                         1,779,073            1,497,113            4,950,230            4,186,633
                                                ------------         ------------         ------------         ------------
           Total Revenue                           4,709,354            5,100,656           14,311,045           13,710,278
                                                ------------         ------------         ------------         ------------
COSTS AND EXPENSES:
  Cost of software licenses                          590,771              774,824            1,981,146            1,919,569
  Cost of maintenance and services                   681,104              563,485            1,953,977            1,793,728
  Sales and marketing                              2,021,418            1,663,566            5,515,346            4,625,571
  Engineering and product development                311,062              390,283              932,187            1,205,536
  General and administrative                         985,468            1,012,626            3,088,095            3,320,834
  Restructuring and centralization costs                --                   --                   --                181,459
                                                ------------         ------------         ------------         ------------

           Total costs and expenses                4,589,823            4,404,784           13,470,751           13,046,697
                                                ------------         ------------         ------------         ------------

INCOME FROM OPERATIONS                               119,531              695,872              840,294              663,581

INTEREST EXPENSE                                        (187)              (1,106)                (187)              (6,999)

INTEREST INCOME AND OTHER                             12,538                9,773               36,110               24,804

FOREIGN CURRENCY TRANSACTION
  LOSSES                                             (14,882)              (5,866)             (34,629)             (15,968)
                                                ------------         ------------         ------------         ------------

INCOME BEFORE INCOME TAXES                           117,000              698,673              841,588              665,418

PROVISION FOR INCOME TAXES                           (17,350)                (500)             (22,850)                (500)
                                                ------------         ------------         ------------         ------------

NET INCOME                                      $     99,650         $    698,173         $    818,738         $    664,918
                                                ============         ============         ============         ============
NET INCOME PER SHARE - Basic                    $       0.02         $       0.13         $       0.16         $       0.13
                                                ============         ============         ============         ============
WEIGHTED-AVERAGE NUMBER OF
  SHARES OUTSTANDING - Basic                       5,294,187            5,199,388            5,256,353            5,192,824
                                                ============         ============         ============         ============
NET INCOME PER SHARE - Diluted                  $       0.02         $       0.13         $       0.14         $       0.12
                                                ============         ============         ============         ============
WEIGHTED-AVERAGE NUMBER OF
  SHARES OUTSTANDING - Diluted                     5,829,724            5,330,590            5,758,009            5,346,975
                                                ============         ============         ============         ============

See accompanying notes to consolidated condensed financial statements.

Item 1. Unaudited Financial Statements
        ------------------------------

                     DATAWATCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                 Nine Months Ended June 30,
                                                                                                 2004                 2003
                                                                                             ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                 $    818,738         $    664,918
  Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation and amortization                                                               561,089              622,966
      Allowances for doubtful accounts and sales returns                                          110,045              102,711
      (Gain) loss on disposition of equipment                                                      (9,502)             108,436
      Stock-based compensation                                                                       --                  3,811
      Changes in current assets and liabilities, net of effects from acquisition of Auxilor:
         Accounts receivable                                                                     (663,430)            (286,015)
         Inventories                                                                               24,442               56,281
         Prepaid expenses and other                                                                53,077               39,701
         Accounts payable and accrued expenses                                                    282,311             (772,527)
         Deferred revenue                                                                        (221,641)             440,492
                                                                                             ------------         ------------

            Cash provided by operating activities                                                 955,129              980,774
                                                                                             ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and fixtures                                                             (150,797)            (104,177)
  Proceeds from sale of equipment                                                                  14,673               22,793
  Purchase of Auxilor, including direct costs of $59,855                                             --               (172,150)
  Capitalized software development costs                                                         (101,456)             (53,880)
  Other assets                                                                                     37,800               62,142
                                                                                             ------------         ------------

            Cash used in investing activities                                                    (199,780)            (245,272)
                                                                                             ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from exercise of stock options                                                     127,221                5,957
  Principal payments on long-term obligations                                                      (3,115)              (7,197)
                                                                                             ------------         ------------

            Cash provided by (used in) financing activities                                       124,106               (1,240)
                                                                                             ------------         ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS                                           276,170              (18,483)
                                                                                             ------------         ------------

INCREASE IN CASH AND EQUIVALENTS                                                                1,155,625              715,779

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                       5,070,850            3,605,044
                                                                                             ------------         ------------

CASH AND EQUIVALENTS, END OF PERIOD                                                          $  6,226,475         $  4,320,823
                                                                                             ============         ============

SUPPLEMENTAL INFORMATION:
  Interest paid                                                                              $        187         $      6,999
                                                                                             ============         ============
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for acquisition of Auxilor                                        $       --           $     50,000
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

        In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. Presentation of certain amounts for the periods ended June 30, 2003 have been changed to conform to the June 30, 2004 presentation.

2. Stock Split: On March 4, 2004, the Board of Directors approved a two-for-one split, distributed in the form of a stock dividend, of the Company's common shares. The stock split entitled each shareholder of record at the close of business on March 19, 2004 (record date) to receive one additional share for every share of Datawatch common stock held on that date. Shares resulting from the split were distributed by the transfer agent on April 8, 2004 (payment date). All share and per share amounts, for all periods presented, have been retroactively restated to reflect the effect of the stock split.

3. Revenue Recognition: The Company has two types of software product offerings:
Desktop and Server Software and Enterprise Software. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Enterprise Software products are generally sold directly to end-users. Sales to distributors and resellers accounted for approximately 28% and 33%, respectively, of total sales during the three months ended June 30, 2004 and 2003, and 28% and 29%, respectively, of total sales during the nine months ended June 30, 2004 and 2003. Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company's software product offerings are "off-the-shelf" as such term is defined by Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition." Our products are relatively straightforward and the software can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

        Desktop and Server Software products are generally not sold in multiple element arrangements. Accordingly, the price paid by the customer is considered the vendor specific objective evidence ("VSOE") of fair value for those products.

        Enterprise Software sales are generally multiple element arrangements that include software license deliverables, professional services and post-contract customer support. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to a software license. In applying the residual method, the Company deducts from the sale proceeds the VSOE of fair value of the services and post-contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and do not involve modification or customization of the software or any other unusual acceptance clauses or terms. Post-contract customer support is typically provided under a maintenance agreement that provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post-contract customer support services is deferred and recognized ratably over the contract period (generally one year).

         ------------------------------

        The Company also sells its Enterprise Software using a subscription model. At the time a customer enters into a binding agreement to purchase a subscription, the customer is invoiced for an initial term of the subscription (generally ninety days) and an account receivable and deferred revenue are recorded. Beginning on the date the software is installed at the customer site and available for use by the customer, the deferred revenue amount is recognized ratably over the initial term of the agreement provided all other criteria for revenue recognition are met. Following the initial term, the customer is invoiced for each subsequent term (generally ninety days), once again resulting in an account receivable and deferred revenue being recorded. The deferred revenue is then recognized ratably over such subsequent term.

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

4. Stock Options: The following table presents selected information regarding the Company's stock option plans as of June 30, 2004:

                                                                       Shares         Shares
                                                                     Authorized    Available for
                                                                      for Grant     Future Grant
                                                                      ---------      ---------
     1996 International Employee Non-Qualified Stock Option Plan         88,888          9,706
     Datawatch Corporation 1996 Stock Plan                            1,248,000        153,410
                                                                      ---------      ---------
                                                                      1,336,888        163,116
                                                                      =========      =========

        The following table is a summary of combined activity for all of the Company's stock option plans for the nine months ended June 30, 2004:

                                            Options         Weighted-Average
                                          Outstanding        Exercise Price
                                         ------------         ------------

     Outstanding, October 1, 2003             947,462         $       2.10

         Granted                              115,000                 3.41
         Canceled                             (78,912)                3.52
         Exercised                            (70,112)                1.81
                                         ------------         ------------

     Outstanding, June 30, 2004               913,438         $       2.16
                                         ============
     Exercisable, June 30, 2004               585,312         $       2.27
                                         ============

         ------------------------------

        The following table presents weighted-average price and life information regarding stock options outstanding and exercisable at June 30, 2004:

                             Options Outstanding                                       Options Exercisable
      --------------------------------------------------------------------       -----------------------------
                                          Weighted-Average      Weighted-                           Weighted-
                                              Remaining          Average                             Average
       Exercise              Number of       Contractual         Exercise                            Exercise
        Prices                Shares         Life (Years)         Price             Shares            Price
      -------------         ----------        ----------        ----------        ----------        ----------

      $0.73 - 1.08             271,372                 8        $     0.75           209,424        $     0.75
       1.27 - 1.80             360,928                 8              1.55           189,430              1.48
       2.60 - 3.38             136,896                 7              2.67            75,220              2.72
       3.80 - 5.49              96,156                 6              4.79            63,152              4.74
       5.76 - 7.59              40,974                 5              6.90            40,974              6.90
          9.70                   1,778                 3              9.70             1,778              9.70
         15.89                   5,334                 2             15.89             5,334             15.89
                            ----------        ----------        ----------        ----------        ----------
                               913,438                 8        $     2.16           585,312        $     2.27
                            ==========        ==========        ==========        ==========        ==========

        The Company uses the intrinsic-value method of valuing its stock options to measure compensation expense associated with grants of stock options to employees and directors. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," that amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic-value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had the Company recognized compensation for its stock options and purchase plans based on the fair value for awards under those plans, pro forma net income and pro forma net income per share would have been as follows:

                                                           Three Months Ended June 30,                Nine Months Ended June 30,
                                                            2004                 2003                 2004                  2003
                                                        ------------         ------------         ------------         ------------
     Net income, as reported                            $     99,650         $    698,173         $    818,738         $    664,918
     Add: Stock-based employee compensation
         expense included in reported net income                --                   --                   --                   --
     Less: Total stock-based employee
         compensation expense determined under
         fair value based method for all awards              (58,908)             (51,846)            (166,109)            (191,918)
                                                        ------------         ------------         ------------         ------------
     Pro forma net income                               $     40,742         $    646,327         $    652,629         $    473,000
                                                        ============         ============         ============         ============

     Net income per share:
       Basic - as reported                              $       0.02         $       0.13         $       0.16         $       0.13
       Basic - pro forma                                $       0.01         $       0.12         $       0.12         $       0.09

       Diluted - as reported                            $       0.02         $       0.13         $       0.14         $       0.12
       Diluted - pro forma                              $       0.01         $       0.12         $       0.11         $       0.09

         ------------------------------

        The fair values used to compute pro forma net income (loss) and pro forma net income (loss) per share were estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                                      Nine Months Ended June 30,
                                                       2004                2003
                                                     -------             -------

     Risk-free interest rate                           3.0 %               3.0 %
     Expected life of option grants (years)            4.0                 4.0
     Expected volatility of underlying stock         115.0 %             118.1 %
     Expected dividend payment rate                    0.0 %               0.0 %
     Expected forfeiture rate                          0.0 %               0.0 %

        No stock options were granted during either the three months ended June 30, 2004 or the three months ended June 30, 2003. The weighted-average fair value of stock options granted was $2.58 and $1.22, respectively, for the nine months ended June 30, 2004 and 2003.

5. Concentration of Credit Risks and Major Customers: One customer, Ingram Micro Inc., individually accounted for 18% and 26%, respectively, of revenue for the three months ended June 30, 2004 and 2003, and 19% and 20%, respectively, of revenue for the nine months ended June 30, 2004 and 2003. Ingram Micro Inc. accounted for 25% and 23%, respectively, of outstanding gross trade receivables as of June 30, 2004 and September 30, 2003. The Company sells to Ingram Micro Inc. under a distribution agreement that automatically renews for successive one-year terms unless terminated. Other than this customer, no other customer constitutes a significant portion (more than 10%) of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

6. Inventories: Inventories consisted of the following at June 30, 2004 and September 30, 2003:

                                           June 30,        September 30,
                                             2004              2003
                                          ----------        ----------
     Raw Materials                        $   59,553        $   77,127
     Finished goods                           22,719            28,131
                                          ----------        ----------

     Total                                $   82,272        $  105,258
                                          ==========        ==========

7. Deferred Revenue: Deferred revenue consisted of the following at June 30, 2004 and September 30, 2003:

                                           June 30,        September 30,
                                             2004              2003
                                          ----------        ----------
     Maintenance                          $2,478,172        $2,456,296
     Other                                   412,151           484,061
                                          ----------        ----------

     Total                                $2,890,323        $2,940,357
                                          ==========        ==========

        Maintenance consists of the unearned portion of post-contract customer support services provided by the Company to customers who purchase maintenance agreements for the Company's products. Maintenance revenues are recognized on a straight-line basis over the term of the maintenance period, generally 12 months.

        Other consists of deferred license, subscription and professional services revenue generated from arrangements that are invoiced in accordance with the terms and conditions of the arrangement but do not meet all the criteria of the Company's revenue recognition policies, and are, therefore, deferred until all revenue recognition criteria are met.

         ------------------------------

8. Comprehensive Income: The following table sets forth the reconciliation of net income to comprehensive income:

                                                            Three Months Ended June 30,          Nine Months Ended June 30,
                                                              2004               2003              2004              2003
                                                           ----------         ----------        ----------        ----------
     Net income                                            $   99,650         $  698,173        $  818,738        $  664,918
     Other comprehensive (loss) income, net of tax:
         Foreign currency translation adjustments             (24,372)            92,076            81,803            94,087
                                                           ----------         ----------        ----------        ----------

     Comprehensive income                                  $   75,278         $  790,249        $  900,541        $  759,005
                                                           ==========         ==========        ==========        ==========

        Accumulated other comprehensive (loss) income reported in the consolidated condensed balance sheets consists only of foreign currency translation adjustments.

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

        The following table presents the options that were not included in the computation of diluted net income per share, because the exercise price of the options was greater than the average market price of the common stock for the period:

                                                    Three Months Ended June 30,         Nine Months Ended June 30,
                                                      2004              2003              2004              2003
                                                   ----------        ----------        ----------        ----------
     Quantity of option shares not included           122,152           509,350           122,152           338,880
     Weighted-average exercise price               $     6.23        $     3.02        $     6.23        $     3.84

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

        The following table presents information about the Company's revenue by product lines:

                                       Three Months Ended June 30,        Nine Months Ended June 30,
                                          2004             2003             2004             2003
                                        --------         --------         --------         --------
     Desktop (primarily Monarch)              55%              60%              56%              58%
     Visual|QSM & Visual|HD                   33%              28%              31%              30%
     Datawatch|ES                             12%              12%              13%              12%
                                        --------         --------         --------         --------

     Total                                   100%             100%             100%             100%
                                        ========         ========         ========         ========

         ------------------------------

        The Company's operations are conducted in the U.S. and internationally (principally in the United Kingdom). The following tables present information about the Company's geographic operations:

                                                                International
                                                                 (Principally
                                               Domestic              U.K.)           Eliminations             Total
                                             ------------        ------------        ------------         ------------
     Total Revenue:
     Three months ended June 30, 2004        $  2,950,891        $  1,982,690        $   (224,227)        $  4,709,354
     Three months ended June 30, 2003           3,591,253           1,772,416            (263,013)           5,100,656

     Nine months ended June 30, 2004         $  9,382,479        $  5,681,072        $   (752,506)        $ 14,311,045
     Nine months ended June 30, 2003            9,268,517           5,246,532            (804,771)          13,710,278

     Long-lived Assets:
     At June 30, 2004                        $  1,200,179        $    198,080                             $  1,398,259
     At September 30, 2003                      1,544,382             189,209                                1,733,591

        The reconciliation of total long-lived assets to the amounts contained in our financial statements is as follows:

                                                          June 30,          September 30,
                                                            2004                2003
                                                        ------------        ------------
     Property and Equipment, net                        $    426,406        $    460,906
     Capitalized software development costs, net             423,331             696,861
     Restricted cash                                         234,269             226,514
     Trademarks                                              285,152             285,152
     Long-term notes receivable *                               --                25,832
     Deposits *                                               29,101              38,326
                                                        ------------        ------------

          Total long-lived assets                       $  1,398,259        $  1,733,591
                                                        ============        ============

* Included in other assets in the accompanying consolidated condensed financial statements

        Export sales aggregated approximately $832,000 and $842,000, respectively, for the three months ended June 30, 2004 and 2003, and approximately $2,512,000 and $2,610,000, respectively, for the nine months ended June 30, 2004 and 2003.

11. Restructuring and Centralized Operations: During the fourth quarter of fiscal 2001, the Company approved and completed a corporate-wide restructuring plan in an effort to reduce costs and centralize administrative operations. The restructuring plan resulted in charges for severance benefits and related costs for 42 terminated employees. On September 30, 2003, the accrual related to this restructuring totaled $16,000, of which the long-term portion was $3,000. During the nine months ended June 30, 2004, $8,000 of these charges were paid, leaving a balance of $8,000 at June 30, 2004 (reflecting cash payments of approximately $378,000 since September 30, 2001), of which the long-term portion is $0. The charges are expected to be fully paid in January 2005.

        During the second quarter of fiscal 2002, there was an additional reorganization undertaken to further improve efficiencies and reduce costs that resulted in an additional restructuring charge of approximately $88,000 for severance benefits and related costs for 4 terminated employees. The charges for this restructuring were fully paid in July 2002.

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

12. Acquisition: On October 16, 2002, the Company acquired 100% of the outstanding shares of Auxilor, Inc. for a total consideration of approximately $561,000 comprised of $127,000 in cash, 14,764 shares of Datawatch common stock valued at approximately $50,000, direct costs of approximately $60,000, and assumed liabilities totaling approximately $324,000. In exchange, the Company received Auxilor tangible assets valued at approximately $152,000 resulting in $409,000 to be allocated to intangible assets in accordance with SFAS No. 141 and SFAS No. 142. A valuation analysis subsequently allocated approximately $285,000 and $124,000, respectively, to trademarks and acquired software. During the nine months ended June 30, 2004, amortization of this acquired software totaled approximately $46,000. The Auxilor purchase agreement also included an earn-out clause that provided for a cash payout equal to 10% of the sales of Auxilor products in fiscal 2003. The earn-out was expensed as a cost of revenue as Auxilor products and services were sold. No earn-out payments are required for periods after September 30, 2003. The activities of Auxilor from October 1, 2002 to October 16, 2002 were not consolidated into the Company's consolidated financial statements and were not significant.

13. Intangible Assets: The Company reviews the valuation of intangible assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, intangible assets determined to have an indefinite life are required to be tested for impairment annually in lieu of being amortized. The Company tested for impairment the Visual Help Desk trademark on May 1, 2004 and determined that the estimated fair value exceeds the carrying amount of the intangible asset. Accordingly, no impairment loss was recorded.

14. Commitments and Contingencies: In May 2004, the Company was served with a charge of discrimination filed with the Massachusetts Commission Against Discrimination (MCAD) by a current employee. In addition to the Company, the employee has named an executive of the Company as well as the employee's former supervisor as defendants. The employee alleges that her former supervisor engaged in sexually harassing conduct. The employee accuses the executive of engaging in retaliation upon learning of the employee's complaint. Given the early stage and current status of the litigation, the Company is unable to predict the ultimate outcome. The Company intends to vigorously defend the claims.

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

      Datawatch's principal products are: Monarch, a desktop report mining and business intelligence application that allows users to transform data from structured text files or HTML files, produced by any mainframe, midrange, client/server or PC system, into a live database that users can sort, filter, summarize, graph and export to other applications such as Microsoft Corporation's Excel or Access; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of existing reports in a variety of formats, including Excel, via email; Datawatch|ES, formerly known as Monarch|ES, a web-enabled business information portal, providing complete report management, business intelligence and content management, and the ability to analyze data within reports derived from existing reporting systems with no new programming or report writing; Datawatch|RMS, a report mining solution that adds powerful web-based report access, transformation, analytics and forms capabilities to any existing document/report management system; Visual|QSM, formerly known as Q|Service Management or Q|SM, a fully internet-enabled ITIL Certified Service Management solution that provides full Business Process Management (BPM) and support capabilities; Visual|Help Desk ("Visual|HD"), a 100% web-based help desk and call center solution that leverages the capabilities of the IBM Lotus Domino platform; and VorteXML, a data transformation product for the emerging XML market that easily and quickly converts structured text output from any system into valid XML for web services and more using any DTD or XDR schema without programming.

      On October 16, 2002, Datawatch acquired 100% of the shares of Auxilor, Inc., in exchange for $127,000 in cash and 14,764 shares of Datawatch common stock valued at approximately $50,000. Auxilor was acquired to broaden and expand the Company's product offerings in the service center software market by the addition of the Visual|HD help desk and call center solution. Auxilor's results were included with those of the Company from the date of acquisition. The results of operations of Auxilor for periods prior to its acquisition by the Company were not significant. (See Note 12 to the Consolidated Condensed Financial Statements included elsewhere in this filing for a further discussion of the Auxilor acquisition.)

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

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

      The Company has two types of software product offerings: Desktop and Server Software and Enterprise Software. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Enterprise Software products are generally sold directly to end-users. Sales to distributors and resellers accounted for approximately 28% and 33%, respectively, of total sales during the three months ended June 30, 2004 and 2003, and 28% and 29%, respectively, of total sales during the nine months ended June 30, 2004 and 2003. Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company's software product offerings are "off-the-shelf" as such term is defined by Statement of Position No. 97-2, "Software Revenue Recognition." Our products are relatively straightforward and the software can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations of the Company.

      Desktop and Server Software products are generally not sold in multiple element arrangements. Accordingly, the price paid by the customer is considered the vendor specific objective evidence ("VSOE") of fair value for those products.

      Enterprise Software sales are generally multiple element arrangements that include software license deliverables, professional services and post-contract customer support. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to a software license. In applying the residual method, the Company deducts from the sale proceeds the VSOE of fair value of the services and post-contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and do not involve modification or customization of the software or any other unusual acceptance clauses or terms. Post-contract customer support is typically provided under a maintenance agreement that provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post-contract customer support services is deferred and recognized ratably over the contract period (generally one year). Such deferred amounts are recorded as part of deferred revenue in the Company's Consolidated Condensed Balance Sheets included elsewhere in this filing.

      The Company also sells its Enterprise Software using a subscription model. At the time a customer enters into a binding agreement to purchase a subscription, the customer is invoiced for an initial term of the subscription (generally ninety days) and an account receivable and deferred revenue are recorded. Beginning on the date the software is installed at the customer site and available for use by the customer, the deferred revenue amount is recognized ratably over the initial term of the agreement, provided all other criteria for revenue recognition are met. Following the initial term, the customer is invoiced for each subsequent term (generally ninety days), once again resulting in an account receivable and deferred revenue being recorded. The deferred revenue is then recognized ratably over such subsequent term. To date revenue from subscription sales has not been a significant component of the Company's total revenue.

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

      For the three months and nine months ended June 30, 2004 and 2003, changes to the returns reserve were approximately as follows:

                                                                     Three Months Ended June 30,        Nine Months Ended June 30,
                                                                       2004               2003            2004              2003
                                                                    ----------         ----------      ----------        ----------
     Returns Reserve Balance - Beginning of Period                  $  308,000         $  140,000      $  213,000        $  285,000
     Amounts Accrued for (Deducted from) the Returns Reserve           (13,000)           262,000         165,000           362,000
     Returns Applied Against the Returns Reserve                        24,000             43,000         107,000           288,000
                                                                    ----------         ----------      ----------        ----------
     Returns Reserve Balance - End of Period                        $  271,000         $  359,000      $  271,000        $  359,000
                                                                    ==========         ==========      ==========        ==========

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

      For the three months and nine months ended June 30, 2004 and 2003, changes to the allowance for doubtful accounts were approximately as follows:

                                                                        Three Months Ended June 30,     Nine Months Ended June 30,
                                                                           2004            2003            2004            2003
                                                                        ----------      ----------      ----------      ----------
     Allowance for Doubtful Accounts Balance - Beginning of Period      $  258,000      $  301,000      $  230,000      $  259,000
     Additions to the Allowance of Doubtful Accounts                        46,000          20,000          90,000          91,000
     Amounts Applied Against the Allowance for Doubtful Accounts            17,000               0          33,000          29,000
                                                                        ----------      ----------      ----------      ----------
     Allowance for Doubtful Accounts Balance - End of Period            $  287,000      $  321,000      $  287,000      $  321,000
                                                                        ==========      ==========      ==========      ==========

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

      For the three months and nine months ended June 30, 2004 and 2003, amounts related to capitalized software development costs and purchased software were approximately as follows:

                                                               Three Months Ended June 30,          Nine Months Ended June 30,
                                                                  2004              2003              2004              2003
                                                               ----------        ----------        ----------        ----------
     Capitalized Software Balance - Beginning of Period        $  450,000        $  922,000        $  697,000        $  962,000
     Capitalized Software Development Costs                        82,000              --             101,000            54,000
     Capitalized Purchased Software                                  --                --                --             124,000
     Amortization of Capitalized Software Development
         Costs and Purchased Software                             109,000           142,000           375,000           360,000
                                                               ----------        ----------        ----------        ----------

     Capitalized Software Balance - End of Period              $  423,000        $  780,000        $  423,000        $  780,000
                                                               ==========        ==========        ==========        ==========

Foreign Currency Translations

      Assets and liabilities of the Company's foreign subsidiaries, which are principally located in the UK and Australia, are translated into U.S. dollars at rates in effect at each balance sheet date. Revenues, expenses and cash flows are translated into U.S. dollars at average rates prevailing when transactions occur. The related translation adjustments are reported as a separate component of shareholders' equity under the heading "Accumulated Other Comprehensive Loss." Accumulated other comprehensive loss reported in the consolidated balance sheets consists only of foreign currency translation adjustments. At June 30, 2004 and September 30, 2003, the accumulated foreign currency translation loss totaled approximately $321,000 and $403,000, respectively. The foreign currency translation loss for the three months ended June 30, 2004 was approximately $24,000 compared to a gain of approximately $92,000 for the three months ended June 30, 2003. Foreign currency translation gains arising during the nine months ended June 30, 2004 and 2003 were approximately $82,000 and $94,000, respectively. The Company does not currently engage in foreign currency hedging activities.

Income Taxes

      The Company has deferred tax assets related to net operating loss carryforwards and tax credits that expire at different times through and until 2020. Significant judgment is required in determining the Company's provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which our deferred tax assets will be recoverable are considered in making these determinations. The Company's domestic operations have been profitable during the past two years while international operations have continued to generate operating losses. Accordingly, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance, previously provided against the deferred tax assets, continues to be provided. Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in the Company concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 and 2003
-----------------------------------------

      Revenue for the three months ended June 30, 2004 was $4,709,000, which represents a decrease of $392,000, or approximately 8%, from revenue of $5,101,000 for the three months ended June 30, 2003. For the three months ended June 30, 2004, Desktop (including Monarch, Monarch Data Pump and VorteXML), Visual|QSM and Visual|HD, and Datawatch|ES (including Datawatch|RMS) sales accounted for 55%, 33% and 12% of total revenue, respectively, as compared to 60%, 28% and 12%, respectively, for the three months ended June 30, 2003.

      Software license revenue for the three months ended June 30, 2004 was $2,930,000 or approximately 62% of total revenue, as compared to $3,604,000 or approximately 71% of total revenue for the three months ended June 30, 2003. This represents a decrease of $674,000 or approximately 19% from fiscal 2003 to fiscal 2004. For the three months ended June 30, 2004, Desktop (including Monarch, Monarch Data Pump, and VorteXML) license revenue decreased by $451,000, Datawatch|ES (including Datawatch|RMS) license revenue decreased by $146,000, and Visual|QSM and Visual|HD license revenue decreased by $77,000 (Visual|QSM license revenue decreased by $107,000, while Visual|HD license revenue increased by $30,000), when compared to the three months ended June 30, 2003. The Company introduced a new version of the Monarch desktop product (Version 7.0) during the three months ended June 30, 2003, resulting in an increase in Desktop revenue in that quarter. Further, the three months ended June 30, 2003, followed a very difficult previous quarter (three months ended March 31, 2003) for the Company that had unusually low software license sales that the Company attributed to concerns regarding the possible effects of war and terrorism on an uncertain worldwide economy and the resulting reduction in corporate spending on software solutions. The Company attributes a significant portion of the decreases in software license sales for Desktop products during the three months ended June 30, 2004, when compared to the three months ended June 30, 2003, to the increased level of sales following introduction of Monarch Version 7 in the third quarter of fiscal 2003. The Company attributes the decreases in Datawatch|ES and Visual|QSM products during the three months ended June 30, 2004,
when compared to the three months ended June 30, 2003, to the effect of the above average corporate capital budget expenditures during the three months ended June 30, 2003 resulting from expenditures delayed from the previous quarter.

      Maintenance and services revenue for the three months ended June 30, 2004 was $1,779,000, or approximately 38% of total revenue, as compared to $1,497,000, or approximately 29% of total revenue, for the three months ended June 30, 2003. This represents an increase of $282,000 or approximately 19%. This increase is attributable to an increase for Visual|QSM and Visual|HD maintenance and services revenue of $212,000 (Visual|QSM services revenue increased by $197,000 and Visual|HD services revenue increased by $15,000), an increase for Datawatch|ES maintenance and services revenue of $69,000, and an increase in Desktop (including Monarch, Monarch Data Pump, and VorteXML) maintenance and services revenue of approximately $1,000. The increase in maintenance and services revenue is primarily attributable to the increases in Visual|QSM professional services revenue (increase of $146,000) and increased maintenance revenue for all products (increase of $135,000). Management believes the increase in Visual|QSM professional services revenue and maintenance revenue for all products are both the result of increasing customer loyalty for the Company's products, resulting in a higher demand for professional services as users upgrade or extend their use of the Company's products and a higher value for maintenance contracts.

      Cost of software licenses for the three months ended June 30, 2004 was $591,000 or approximately 20% of software license revenues, as compared to $775,000, or approximately 22%, of software license revenues for the three months ended June 30, 2003. This decrease of $184,000 is primarily attributable to decreased royalties paid to third-party software developers (decrease of $140,000) and decreased costs of amortization of capitalized software development and purchased software (decrease of $33,000).

      Cost of maintenance and services for the three months ended June 30, 2004 was $681,000 or approximately 38% of maintenance and service revenues, as compared to $563,000, or approximately 38%, of maintenance and service revenues, for the three months ended June 30, 2003. This increase of $118,000 is primarily attributable to the Company's use of third-party consultants to supplement internal consulting and training staff in revenue generating activities (increase of $86,000) and increased technical support headcount and related expenses (increase of $35,000).

      Sales and marketing expenses were $2,021,000 for the three months ended June 30, 2004, which represents an increase of $357,000, or approximately 21%, from $1,664,000 for the three months ended June 30, 2003. This increase is primarily attributable to increased sales headcount and related expenses (increase of $269,000) and increases in marketing expense for lead generation (increase of $91,000), show expense (increase of $25,000) and web site development (increase of $20,000), partially offset by decreases in advertising expense (decrease of $59,000) and direct mail expense (decrease of $27,000). The Company expects sales and marketing expenses to increase slightly in the fourth quarter of fiscal 2004 as the Company intends to hire additional sales personnel.

      Engineering and product development expenses were $311,000 for the three months ended June 30, 2004, which represents a decrease of $79,000, or approximately 20%, from $390,000 for the three months ended June 30, 2003. This decrease is primarily attributable to reduced engineering and product development headcount and related expenses (decrease of $94,000), partially offset by an increase in outsourced development expense (increase of $21,000). The Company expects that engineering and product development expenses will increase during the fourth quarter of fiscal 2004, as the Company intends to increase the budget for outsourced development.

      General and administrative expenses were $985,000 for the three months ended June 30, 2004, which represents a decrease of $28,000, or approximately 3%, from $1,013,000 for the three months ended June 30, 2003. This decrease of 3% is not significant. The Company expects a slight increase in general and administrative expenses during the fourth quarter of fiscal 2004.

      As a result of the foregoing, income before income taxes for the three months ended June 30, 2004 was $117,000, which compares to income before income taxes of $699,000 for the three months ended June 30, 2003. During the three months ended June 30, 2004, the Company recorded a $17,000 expense for income tax. This expense reflects an increase in the estimate of the amount due for alternative minimum tax on the Company's fiscal 2003 US Federal Return plus the current estimate of the expected income tax for the current year based on federal alternative minimum taxes due. No other provision for or benefit from income taxes was recorded during the three months ended June 30, 2004. During the three months ended June 30, 2003, the Company recorded a $500 expense for income tax. The Company's current estimate is that it will not be in a significant taxable position in any jurisdiction primarily as a result of the availability of loss carryforwards for which valuation allowances had previously been provided. At June 30, 2004, the Company had federal tax loss carryforwards available to offset future taxable income of approximately $5 million; a full valuation reserve has been established against these assets as uncertainty continues to exist regarding the Company's ability to generate sufficient future taxable income for the utilization of these losses. (See the section titled Critical Accounting Policies included elsewhere in this Part I,
Item 2 for a further discussion of the Company's income tax policy.)

      Net income for the three months ended June 30, 2004 was $100,000, which compares to net income of $698,000 for the three months ended June 30, 2003.

Nine months Ended June 30, 2004 and 2003
----------------------------------------

      Revenue for the nine months ended June 30, 2004 was $14,311,000, which represents an increase of $601,000, or approximately 4%, from revenue of $13,710,000 for the nine months ended June 30, 2003. For the nine months ended June 30, 2004, Desktop (including Monarch, Monarch Data Pump and VorteXML), Visual|QSM and Visual|HD, and Datawatch|ES (including Datawatch|RMS) sales accounted for 56%, 31% and 13% of total revenue, respectively, as compared to 58%, 30% and 12%, respectively, for the nine months ended June 30, 2003.

      Software license revenue for the nine months ended June 30, 2004 was $9,361,000 or approximately 65% of total revenue, as compared to $9,524,000 or approximately 69% of total revenue for the nine months ended June 30, 2003. This represents a decrease of $163,000 or approximately 2% from fiscal 2003 to fiscal 2004. For the nine months ended June 30, 2004, Visual|QSM and Visual|HD license revenue decreased by $333,000 (Visual|QSM license revenue decreased by $280,000 and Visual|HD license revenue decreased by $53,000), while Datawatch|ES (including Datawatch|RMS) license revenue increased by $138,000 and Desktop (including Monarch, Monarch Data Pump, and VorteXML) license revenue increased by $32,000, when compared to the nine months ended June 30, 2003. The Company attributes the decrease in Visual|QSM software license revenue to continued reluctance of companies in the United Kingdom, where the product is principally sold, to commit to expenditures for large ticket software solutions. The Company attributes the increases in Datawatch|ES and Desktop software license revenue to an improved outlook for the domestic economy during the first nine months of fiscal 2004 compared to the same period last year, resulting in increased capital budget expenditures.

      Maintenance and services revenue for the nine months ended June 30, 2004 was $4,950,000, or approximately 35% of total revenue, as compared to $4,187,000, or approximately 31% of total revenue, for the nine months ended June 30, 2003. This represents an increase of $763,000 or approximately 18%. This increase is attributable to an increase in Visual|QSM and Visual|HD maintenance and services revenue of $679,000 (Visual|QSM services revenue increased by $622,000 and Visual|HD services revenue increased by $57,000), an increase in Datawatch|ES maintenance and services revenue of $49,000, and an increase in Desktop (including Monarch, Monarch Data Pump, and VorteXML) maintenance and services revenue of approximately $35,000. This increase in maintenance and services revenue is primarily attributable to an increase in Visual|QSM professional services revenue (increase of $526,000) and increased maintenance revenue for all products (increase of $324,000), partially offset by a decrease in Datawatch|ES professional services revenue (decrease of $67,000). Management believes the increases in Visual|QSM professional services revenue and maintenance revenue are both the result of increasing customer loyalty for the Company's products, resulting in a higher demand for professional services as users upgrade or extend their use of the Company's products and a higher value for maintenance contracts. The decrease in Datawatch|ES professional services is primarily attributable to a decrease in such services during the quarter ended March 31, 2004 that the Company attributed to customer delays in scheduling previously ordered professional services.

      Cost of software licenses for the nine months ended June 30, 2004 was $1,981,000 or approximately 21% of software license revenues, as compared to $1,920,000 or approximately 20% of software license revenues for the nine months ended June 30, 2003. This increase of $61,000, or approximately 3%, is primarily attributable to increased royalties paid to third-party software developers (increase of $60,000).

      Cost of maintenance and services for the nine months ended June 30, 2004 was $1,954,000 or approximately 39% of maintenance and service revenues, as compared to $1,794,000 or approximately 43% of maintenance and service revenues, for the nine months ended June 30, 2003. This increase of $160,000, or approximately 9%, is attributable to the Company's use of third-party consultants to supplement our internal consulting and training staff in revenue generating activities (increase of $175,000).

      Sales and marketing expenses were $5,515,000 for the nine months ended June 30, 2004, which represents an increase of $889,000, or approximately 19%, from $4,626,000 for the nine months ended June 30, 2003. This increase is primarily attributable to increased sales headcount and related expenses (increase of $860,000) and increases in marketing expenses for lead generation (increase of $129,000), web site development (increase of $37,000), and show expense (increase of $37,000), partially offset by a decrease in advertising expense (decrease of $181,000). The Company expects sales and marketing expenses to increase slightly in the fourth quarter of fiscal 2004 as the Company intends to hire additional sales personnel.

      Engineering and product development expenses were $932,000 for the nine months ended June 30, 2004, which represents a decrease of $274,000, or approximately 23%, from $1,206,000 for the nine months ended June 30, 2003. This decrease is attributable to reduced engineering and product development headcount and related expenses (decrease of $331,000), partially offset by an increase in outsourced development expenses (increase of $65,000). The Company expects that engineering and product development expenses will increase during the fourth quarter of fiscal 2004 as the Company intends to increase the budget for outside development.

      General and administrative expenses were $3,088,000 for the nine months ended June 30, 2004, which represents a decrease of $233,000 or approximately 7% from $3,321,000 for the nine months ended June 30, 2003. This decrease is primarily attributable to reductions in international general and administrative expenses (decrease of $219,000) resulting from the restructuring that the Company effected during the first quarter of fiscal 2003. (See Note 11 to the Consolidated Condensed Financial Statements included elsewhere in this filing for a further discussion of this restructuring.) The Company expects a slight increase in general and administrative expenses during the fourth quarter of fiscal 2004.

      As a result of the foregoing, income before income taxes for the nine months ended June 30, 2004 was $842,000, which compares to income before income taxes of $665,000 for the nine months ended June 30, 2003. During the nine months ended June 30, 2004, the Company recorded a $23,000 expense for income tax. This expense reflects an increase in the estimate of the amount due for alternative minimum tax on the Company's fiscal 2003 US Federal Return plus the current estimate of the expected income tax for the current year based on federal alternative minimum taxes due. During the nine months ended June 30, 2003, the Company recorded a $500 expense for income tax. No other provision for income taxes was recorded during the nine months ended June 30, 2004 or the nine months ended June 30, 2003. The Company's current estimate is that it will not be in a significant taxable position in any jurisdiction primarily as a result of the availability of loss carryforwards for which valuation allowances had previously been provided. At June 30, 2004, the Company had federal tax loss carryforwards available to offset future taxable income of approximately $5 million; a full valuation reserve has been established against these assets as uncertainty continues to exist regarding the Company's ability to generate sufficient future taxable income for the utilization of these losses. (See the section titled Critical Accounting Policies included elsewhere in this Part I,
Item 2 for a further discussion of the Company's income tax policy.)

      Net income for the nine months ended June 30, 2004 was $819,000, which compares to net income of $665,000 for the nine months ended June 30, 2003.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

      The Company leases various facilities, equipment and automobiles in the U.S. and overseas under noncancelable operating leases that expire through 2008. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $151,000 and $144,000 for the three months ended June 30, 2004 and 2003, respectively, and approximately $452,000 and $467,000 for the nine months ended June 30, 2004 and 2003, respectively.

     As of June 30, 2004, minimum rental commitments under noncancelable operating leases are as follows:

     Year Ending September 30,
     2004                                       $  155,243
     2005                                          421,045
     2006                                          141,320
     2007                                           21,105
     2008                                            8,794
     Thereafter                                       --
                                                ----------
     Total minimum lease payments               $  747,507
                                                ==========

      The Company is also committed to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $374,000 and $514,000, respectively, for the three months ended June 30, 2004 and 2003, and approximately $1,262,000 and $1,202,000, respectively, for the nine months ended June 30, 2004 and 2003. The Company is not obligated to pay any minimum royalty amounts.

      The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of June 30, 2004.

      The Company is required by the lease related to its Lowell, Massachusetts facility to provide a letter of credit in the amount of approximately $143,000 as a security deposit to guarantee payment to the landlord of amounts due under the lease. Cash on deposit providing security in the amount of this letter of credit is recorded as part of restricted cash in the Company's consolidated balance sheets as of June 30, 2004 and September 30, 2003 found elsewhere in this filing. No amount has ever been drawn against the letter of credit by the landlord to guarantee payment and no such action is anticipated in the future. As it is anticipated that this and any other lease arrangement will continue to be paid in a timely manner, no contingent liability has been recorded by the Company for such leases as of June 30, 2004.

      As a result of the sale of the Company's former subsidiary Guildsoft Limited in September 2001, the Company made certain warranties to the purchaser regarding, among other things, the financial condition and accuracy of the records of Guildsoft at the time of the sale and against future claims against Guildsoft related to periods prior to the purchase and sale. As a guarantee of payment for any such claims or inaccuracies, the equivalent of approximately $160,000 was placed in escrow in a joint account controlled by both the Company's and purchaser's United Kingdom attorneys. Under the terms of the purchase and sale agreement, 50% of the escrow amount was to be released to the Company on the one year anniversary of the sale and 50% released on the third anniversary of the sale, if there were no warranty claims made by the purchaser. To date, no warranty claims have been made by the purchaser and 50% of the funds were released to Datawatch in September 2002. The balance, or the equivalent of approximately $91,000 at June 30, 2004, will remain in escrow until September 2004 under the terms of the purchase and sale agreement and is recorded as part of restricted cash in the Company's consolidated balance sheets as of June 30, 2004 and September 30, 2003 found elsewhere in this filing. As there have been no claims to date against the warranties and the Company believes the fair value of any such claims to be minimal and insignificant, no contingent liability has been recorded by the Company for these warranties as of June 30, 2004.

      The Company enters into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.

      Certain of our agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of our employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.

      As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at our request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, our director and officer insurance policy limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of Financial Interpretation No. 45 ("FIN 45") as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital increased by approximately $1,360,000 during the nine months ended June 30, 2004. During the nine months ended June 30, 2004, approximately $955,000 of cash was provided by the Company's operations as compared to approximately $981,000 of cash provided by operations for the nine months ended June 30, 2003.

      Net cash provided by operating activities for the nine months ended June 30, 2004 of $955,000 is primarily the result of net income of $819,000 that included non-cash charges for depreciation and amortization of $561,000, an increase in accounts payable and accruals, an increase in the allowances for doubtful accounts and sales returns, and a decrease in prepaid expenses, partially offset by an increase in accounts receivable and a decrease in deferred revenue including the effect of foreign currency translation. The increase in accounts payable and accruals during the nine months ended June 30, 2004 was primarily the result of increased accruals for services performed by third-parties and sales commissions and bonuses. The increase in the allowances for doubtful accounts and sales returns was primarily the result of an increased allowance for potential returns from distributors and resellers. The decrease in prepaid expenses during the same period was primarily the result of the expensing of certain prepaid royalties in the period to which such royalties relate. The increase in accounts receivable was the result of increased sales in the quarter ended June 30, 2004 compared to the quarter ended September 30, 2003, while the decrease in deferred revenue was the result of revenue recognized from previously deferred product and maintenance revenue.

      Net cash used in investing activities for the nine months ended June 30, 2004 of $200,000 is primarily the result of the purchase of fixed assets (primarily computer equipment and software) and the capitalization of software development costs, partially offset by a decrease in long-term notes receivable.

      Net cash provided by financing activities for the nine months ended June 30, 2004 of $124,000 is primarily the result of proceeds received from the exercise of stock options.

      On October 29, 2003, the Company's bank line of credit, which provided for maximum borrowings of the lesser of $1,500,000 or 70% of defined eligible receivables and was collateralized by substantially all the assets of the Company, expired. The Company was offered the option to renew its bank line of credit but decided, based on its cash flow during the past two fiscal years and the current level of its cash holdings, that it was in the Company's best interest to forego the expense required to continue the line of credit and, therefore, did not renew the line of credit.

      An existing agreement between Datawatch and Math Strategies grants the Company exclusive worldwide rights to use and distribute certain intellectual property owned by Math Strategies and incorporated by the Company in its Monarch, Monarch Data Pump, VorteXML and certain other products. In April 2004, the Company entered into an Option Purchase Agreement with Math Strategies giving the Company the option to purchase these intellectual property rights for

$8,000,000. This option, if exercised, would provide the Company with increased flexibility to utilize the purchased technology in the future. The option can be exercised by Datawatch at any time during the two years following the effective date of the Option Purchase Agreement.

      Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company's cash needs for working capital and anticipated capital expenditures for at least the next twelve months. The Company does not currently anticipate any cash requirements, during that time, to fund significant capital expenditures or the acquisition of complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements.

      Management believes that the Company's current operations have not been materially impacted by the effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities." SFAS No. 146 impacts how companies account for costs incurred with exit activities, such as employee severance and facility closure costs. The Company adopted SFAS No. 146 on October 1, 2002. Accordingly, the Company recorded approximately $181,000 in restructuring and centralization costs for severance benefits for five terminated employees and costs resulting from the cancellation of leases and the disposal of fixed assets related to a relocation to smaller facilities during the first quarter of fiscal 2003 in accordance with this standard. (See Note 11 to the Consolidated Condensed Financial Statements elsewhere in this filing.)

      In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts that require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. Adoption of FIN 45 did not have a significant impact on the Company's financial position or results of operations. The Company's disclosures required under FIN 45 are included in the section titled OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS found elsewhere in this filing.

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

Weakening of World Wide Economic Conditions and the Computer Software Market May Result in Lower Revenue Growth Rates or Decreased Revenues

      The revenue growth and profitability of the Company's business depends on the overall demand for computer software and services, particularly in the markets in which it competes. Because the Company's sales are primarily to major corporate customers, its business also depends on general economic and business conditions. A softening of demand for computer software and services, caused by a weakening of the economy in the United States or abroad, may result in lower revenue growth rates, decreased revenues or reduced profitability. In addition, terrorist attacks against the United States, and the United States military response to these attacks, have added to economic and political uncertainty that may adversely affect worldwide demand for computer software and services and result in significant fluctuations in the value of foreign currencies. In a weakened economy, the Company cannot be assured that it will be able to effectively promote future growth in its software and services revenues or maintain profitability.

Dependence on Principal Products

      In the nine months ended June 30, 2004, Desktop Products (including Monarch, Monarch Data Pump and VorteXML), Visual|QSM and Visual|HD, and Datawatch|ES (including Datawatch|RMS) accounted for approximately 56%, 31% and 13%, respectively, of the Company's total revenue. The Company is wholly dependent on the Monarch, Monarch Data Pump, VorteXML, Visual|QSM, Visual|HD, Datawatch|ES and Datawatch|RMS products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

International Sales

      In the nine months ended June 30, 2004 and 2003, international sales, including export sales from domestic operations, accounted for approximately 41% and 40%, respectively, of the Company's total revenue. The Company anticipates that international sales will continue to account for a significant percentage of its total revenue. A significant portion of the Company's total revenue will therefore be subject to risks associated with international sales, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company's intellectual property overseas, seasonality of sales and potentially adverse tax consequences.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

      At June 30, 2004, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments. The Company holds no investment securities that possess significant market risk.

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

                                    PART II.

Item 1.  Legal Proceedings
         -----------------

      In May 2004, the Company was served with a charge of discrimination filed with the Massachusetts Commission Against Discrimination (MCAD) by a current employee. In addition to the Company, the employee has named an executive of the Company as well as the employee's former supervisor as defendants. The employee alleges that her former supervisor engaged in sexually harassing conduct. The employee accuses the executive of engaging in retaliation upon learning of the employee's complaint. Given the early stage and current status of the litigation, the Company is unable to predict the ultimate outcome. The Company intends to vigorously defend the claims.

      In addition, from time to time the Company may receive claims and be party to actions that arise in the normal course of business. The Company is not party to any such claims or actions that management believes will have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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

         The Company filed a Current Report on Form 8-K on June 3, 2004, reporting the resignation of Kevin Morano from the Board of Directors.

         The Company filed a Current Report on Form 8-K on July 22, 2004, furnishing a press release that announced its fiscal 2004 third quarter financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2004.


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