Form 10-K
period 2004-09-30
DATAWATCH CORP
filed 2004-12-29
CIK 792130

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

           FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004 OR

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

    Aggregate market value of voting stock held by non-affiliates: $17,987,405 (based on the closing price of the registrant's Common Stock of $5.15 per share on December 22, 2004 as reported by the NASDAQ SmallCap Market).

    Number of shares of common stock outstanding at December 22, 2004: 5,303,344

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2004. Portions of such Proxy Statement are incorporated by reference in Part III of this report.
================================================================================

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

      On August 11, 2004, the Company acquired 100% of the outstanding shares of Mergence Technologies Corporation ("Mergence") for an acquisition cost of $2,598,691 comprised of $2,500,000 in cash and direct costs of $98,691. The Mergence purchase agreement also includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of the revenues, as defined, of Mergence's Researcher product for a period of six years. Payment amounts will be expensed as a cost of revenue as the Researcher product is sold. Coincident with the acquisition, the Company renamed the acquired subsidiary Datawatch Technologies Corporation ("DTC") and consolidated the general and administrative functions into its headquarters in Lowell, but retained the DTC sales and support office in Rutherford, NJ to provide services to customers in the metropolitan NY area. DTC also has a software development and testing faciltity in the Philippines. The acquistion adds an ongoing revenue stream from the existing DTC products, principally iMergence iStore, and a new DTC product which Datawatch will market as Datawatch|Researcher.

      During the first quarter of fiscal 2004, the Company introduced a subscription sales model for the sale of its enterprise products. The Company continues to offer its enterprise products through the sale of perpetual licenses and introduced the subscription pricing model to allows customers to begin using the Company's products at a lower initial cost of software acquisition. Subscription terms typically run 90 days or 24 months and automatically renew unless terminated with 90 days notice. During fiscal 2004, sales under the subscription model were not significant, however, customer interest in the model and revenues resulting from sales under the model increased through the fiscal year.

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

MONARCH DATA PUMP - Monarch Data Pump ("MDP") provides powerful information delivery and data ETL (Extract, Transform, Load) capabilities in one automated solution, without programming. Combining Datawatch's Monarch Report Mining/Data Mining engine with the Microsoft .NET framework, MDP delivers a highly scalable and easily administered enterprise solution to acquire, combine, and monitor customized data, and deliver that data in a wide variety of formats, on an automatic, scheduled basis.

MONARCH|RMS - Monarch|RMS (Report Mining Server) is a web-based report mining and analysis solution that integrates with any existing COLD/ERM, document or content management archiving solution. Monarch|RMS opens up the corporate data locked in stored, static reports, enabling dynamic business-driven analysis of information in users' web browsers or favorite productivity tools with no programming.

DATAWATCH|ES - Datawatch|ES is a web-enabled business information portal, providing complete report management, business intelligence and content management, and the ability to analyze data within reports, all using just a web browser. Datawatch|ES allows organizations to quickly and easily deliver business intelligence and decision support, derived from existing reporting systems and other database sources, with no new programming or report writing. Datawatch|ES automatically archives report data and binary documents in an enterprise report and document warehouse and provides users a unified point of entry to view, analyze and share information over the Internet.

DATAWATCH|RESEARCHER - Datawatch|Researcher, acquired as part of the Mergence Technologies Corporation acquisition during fiscal 2004, is a .NET based content and data aggregation solution that searches inter-related data, documents, and communications scattered over multiple and disparate repositories, then merges and analyzes the results into comprehensive actionable case records for easier compliance, auditing, accounting, and billing processes. Datawatch|Researcher increases productivity, reduces errors, enhances collaboration in conjunction with document management systems and business-process management software and integrates all data and related documents into an integrated online library of meaningful and accessible information.

VISUAL|QSM - Visual|QSM is a fully internet-enabled IT support solution that can scale from a basic help desk system to a full service center solution that incorporates workflow and network management capabilities and provides web access to multiple databases while enabling customers to interact via a standard browser. Visual|QSM, a market leader in Europe, also provides advanced service level management capabilities, integrated change management features, business process automation tools and one of the industry's easiest to learn and use interfaces.

VISUAL|HELP DESK - Visual|Help Desk ("Visual|HD" ), leverages the IBM Lotus Domino platform to provide a 100% web-based help desk and call center solution. Cost effective and easy to deploy, Visual|HD is an enterprise-wide support solution that supports an organization's existing IT infrastructure. Visual|HD has the additional ability to utilize XML-based Web Services as well as the ability to integrate directly with IBM enterprise applications.

VORTEXML - VorteXML software quickly and easily converts any structured text output generated from any system into valid XML for web services and more using any DTD or XDR schema without programming. VorteXML dramatically speeds up and reduces the cost of enabling current applications for web services, implementing enterprise XML solutions, putting legacy output on the web (including bill presentment), and more. The VorteXML solution suite is comprised of two powerful software products that work together: VORTEXML DESIGNER, a desktop tool that provides users a visual interface that allows users to extract, transform and map data from existing text documents into XML without programming; and VORTEXML SERVER, a scalable, high-volume server that automates the extraction and conversion of text documents into XML.

The Company also receives license royalties for its IMERGENCE ISTORE product primarily from a provider of services to the financial services industry. iMergence iStore, which was acquired as part of the acquisition of Mergence Technologies Corporation during 2004, is a report management solution which manages computer-generated reports, mines the data contained in them, and allows users to interactively merge and transform them into new reports. This product is not being actively marketed to new customers at this time.

PRICING

      The Company's desktop products are sold under single and multi-user licenses. A single user license for Monarch Standard Edition is priced at $635. Multi-user licenses for Monarch Standard Edition are typically priced from $300 to $535 per user, depending upon the number of users. A single user license for Monarch Professional Edition is priced at $765. Multi-user licenses for Monarch Professional Edition are typically priced from $415 to $665 per user, depending upon the number of users. A single user license for Monarch Data Pump Personal Edition is priced at $2,495 and Monarch Data Pump Server is typically priced at $7,999 per server. A single user license for VorteXML Designer is priced at $499 and VorteXML Server is typically priced at $7,999 per server.

      The Company's report enterprise and service center products are primarily sold under server-based licenses with named-user and concurrent-user client licenses. An entry-level Monarch|RMS system is priced at $15,000, with typical configurations priced in the $25,000 to $40,000 range. Entry-level Datawatch|ES and Datawatch|Researcher systems are priced at approximately $30,000 and $40,000, respectively. Typical configurations are priced in the range of $60,000 to $450,000. An entry-level Visual|QSM system is priced at approximately $20,000. Typical configurations sell in the range of $35,000 to $200,000. An entry-level Visual|HD system sells for less than $10,000, with typical configurations priced in the $10,000 to $60,000 range. Maintenance agreements, training and implementation services are sold separately.

      The Company also sells its Enterprise Software using a subscription model. Subscription terms typically run 90 days or 24 months and automatically renew unless terminated with 90 days notice. The subscription pricing does not include professional services beyond the installation of the software and such professional services are invoiced separately. Prices for Datawatch|ES and Datawatch|Researcher subscriptions typically range from approximately $1,750 to $7,000 per month. Visual|QSM subscriptions typically range from approximately $1,000 to $2,500 per month, and Visual|HD subscriptions typically range from $500 to $1,200 per month.

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

      During fiscal 2004, 2003 and 2002, one distributor, Ingram Micro Inc., represented approximately 20%, 19% and 18%, respectively, of the Company's total revenue. No other customer accounted for more than 10% of the Company's total revenue in fiscal 2004, 2003 or 2002. Datawatch's revenues from outside of the U.S. are primarily the result of sales through the direct sales force of its wholly owned subsidiary, Datawatch International Limited and its subsidiaries ("Datawatch International") and through international resellers. Such international sales, not including export sales from domestic operations, represented approximately 39%, 38% and 41% of the Company's total revenue for fiscal 2004, 2003 and 2002, respectively. See Note 13 to the Consolidated Financial Statements which appear elsewhere herein.

RESEARCH AND DEVELOPMENT

       The Company believes that timely development of new products and enhancements to its existing products is essential to maintain strong positions in its markets. Datawatch intends to continue to invest significant amounts in research and product development to ensure that its products meet the current and future demands of its markets as well as to take advantage of evolving technology trends.

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

      Datawatch has a contractual agreement with the independent developer of Monarch, Monarch Data Pump and VorteXML which requires that source code be placed into escrow. The principal developer for these products is also bound by contractual commitments which require the developer's continuing involvement in product maintenance and enhancement. The Company has been granted exclusive worldwide rights to Monarch, Monarch Data Pump and VorteXML with a stated term expiring in the year 2009. On April 29, 2004, the Company, a subsidiary of the Company and this developer entered into an Option Purchase Agreement which gives Datawatch the right to purchase, in exchange for $8 million, the intellectual property rights of software code owned by the developer and used in Datawatch products Monarch, Monarch Data Pump, VorteXML, as well as certain other software components used in the Company's products. The Option Purchase Agreement can be exercised by the Company at any time during the 2 years following execution of the agreement. Monarch and Monarch Data Pump are trademarks of Datawatch Corporation and VorteXML is a registered trademark of Datawatch Corporation.

      Other Datawatch products have been developed through in-house software development or by independent software engineers hired under contract. Datawatch maintains source code and full product control for these products, which include -Datawatch|ES, Visual|QSM, and Visual|HD products. Datawatch|ES, Visual|QSM, and Visual|HD are trademarks of Datawatch Corporation. Visual Help Desk is a registered trademark of Auxilor, Inc. ("Auxilor"), a wholly-owned subsidiary of Datawatch Corporation.

      During fiscal 2004, the Company acquired Mergence Technologies Corporation which has a branch software development and testing office in the Philippines. Mergence, which was renamed Datawatch Technologies Corporation coincident with the acquisition, developed the iMergence iStore and Datawatch|Researcher products at its facilities in the United States and the Philippines prior to the acquisition. The Company expects to use the Philippines development branch as an alternative development facility for its other enterprise products. iMergence is a registered trademark of Datawatch Technologies Corporation.

BACKLOG

      The Company's software products are generally shipped within three business days of receipt of an order. Accordingly, the Company does not believe that backlog for its products is a meaningful indicator of future business. The Company does maintain a backlog of services related to its Datawatch|ES, Visual|QSM, and Visual|HD business. While this services backlog will provide future revenue to the Company, the Company believes that it is not a meaningful indicator of future business.

COMPETITION

      The software industry is highly competitive and is characterized by rapidly changing technology and evolving industry standards. Datawatch competes with a number of companies including BMC Software, Actuate Corporation, Mobius Management Systems, Inc. and others that have substantially greater financial, marketing and technological resources than the Company. Competition in the industry is likely to intensify as current competitors expand their product lines and as new competitors enter the market.

PRODUCT PROTECTION

      Although Datawatch does not generally own patents on its software technologies, it relies on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements, and technical measures to protect its rights in its products. Despite these precautions, unauthorized parties may attempt to copy aspects of Datawatch's products or to obtain and use information that Datawatch regards as proprietary. Patent protection is not considered crucial to Datawatch's success. Datawatch believes that, because of the rapid pace of technological change in the software industry, the legal protections for its products are less significant than the knowledge, ability and experience of its employees and developers, the frequency of product enhancements and the timeliness and quality of its support services. Prior to its acquisition by Datawatch, Mergence started the process of obtaining patents on certain technology used in the Datawatch|Researcher product. Datawatch expects to continue the process of obtaining the patents on this technology. Datawatch believes that none of its products, trademarks, patents, and other proprietary rights infringe on the proprietary rights of third parties, but there can be no assurance that third parties will not assert infringement claims against it or its developers in the future.

PRODUCTION

      Production of Datawatch's products involves the duplication of compact and floppy disks, and the printing of user manuals, packaging and other related materials. High volume compact disk duplication is performed by non-affiliated subcontractors, while low volume compact disk duplication is performed in-house. Floppy disk duplication is performed in-house with high-capacity disk duplication equipment. Printing work is also performed by non-affiliated subcontractors. To date, Datawatch has not experienced any material difficulties or delays in production of its software and related documentation and believes that, if necessary, alternative production sources could be secured at a commercially reasonable cost.

EMPLOYEES

      As of December 10, 2004, Datawatch had 112 full-time and 9 contract, temporary or part-time employees, including 48 engaged in marketing, sales, and customer service; 32 engaged in product consulting, training and technical support; 16 engaged in product management, development and quality assurance; 22 providing general, administrative, accounting, and IT functions; and 3 engaged in software production and warehousing.

ITEM 2.  PROPERTIES
-------------------

      The Company is currently headquartered in 20,492 square feet of leased office space in Lowell, Massachusetts. The lease expires in January 2006. The Company's Datawatch Technologies subsidiary is headquartered in New Jersey and leases serviced offices on an annual basis. The Company also maintains international sales and administrative offices in the United Kingdom and Australia, sales offices in France and Germany, and a software development and testing facility in the Philippines.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

      In May 2004, the Company was served with a charge of discrimination filed with the Massachusetts Commission Against Discrimination (MCAD) by a current employee. In addition to the Company, the employee has named an executive of the Company as well as the employee's former supervisor as defendants. The employee alleges that her former supervisor engaged in sexually harassing conduct. The employee accuses the executive of engaging in retaliation upon learning of the employee's complaint. The complaint was withdrawn from the MCAD in August 2004, with the stated intent of pursuing the claim in Superior Court in the state of Massachusetts. To date, the Company has not been notified of any further filing. Given the early stage and current status of the claim, the Company is unable to predict the ultimate outcome. The Company intends to vigorously defend the claims.

      The Company is not party to any other litigation that management believes will have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      No matters were submitted to a vote of the Registrant's security holders during the last quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and titles of the executive officers of the Company as of December 10, 2004 are as follows:

Robert W. Hagger       56  President, Chief Executive Officer and Director
John H. Kitchen, III   49  Senior Vice President of Desktop & Server Solutions
                           and Secretary
Alan R. MacDougall     56  Senior Vice President of Finance, Chief Financial
                           Officer, Treasurer and Assistant Secretary
H. Calvin G. MacKay    60  Senior Vice President for Enterprise Software

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
--------------------------------------------------------------------------
MATTERS
-------

      The Registrant's common stock is listed and traded on the Nasdaq SmallCap Market under the symbol DWCH. The range of high and low closing prices during each fiscal quarter for the last two fiscal years is set forth below:

                For the Year Ended                Common Stock
                September 30, 2004              High        Low
                -------------------------------------------------------
                4th Quarter                     4.690       3.010
                3rd Quarter                     6.875       3.910
                2nd Quarter                     5.905       2.815
                1st Quarter                     4.210       2.600

                For the Year Ended                Common Stock
                September 30, 2003              High        Low
                -------------------------------------------------------
                4th Quarter                     4.370       1.375
                3rd Quarter                     1.500       1.240
                2nd Quarter                     1.625       1.360
                1st Quarter                     1.820       1.435

      There are approximately 140 shareholders of record as of December 22, 2004. The Company believes that the number of beneficial holders of common stock exceeds 2,000. The last reported sale of the Company's common stock on December 22, 2004 was at $5.15.

      The Company has not paid any cash dividends and it is anticipated that none will be declared in the foreseeable future. The Company intends to retain future earnings, if any, to provide funds for the operation, development and expansion of its business.

      The information set forth under the caption "Equity Compensation Plans" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2004 is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

      During the fourth quarter of fiscal 2001, the Company approved and completed a corporate-wide restructuring plan in an effort to reduce costs and centralize administrative operations. The restructuring plan resulted in charges of approximately $763,000 for severance benefits and related costs for 42 terminated employees. Of these charges, $377,000 was paid during fiscal 2001 with the balance of $386,000 accrued as of September 30, 2001. Additional amounts of $12,000, $153,000 and $217,000, were paid during fiscal 2004, fiscal 2003 and fiscal 2002, respectively, leaving a balance of $4,000 accrued as of September 30, 2004. The total balance is expected to be fully paid by January 2005. During the second quarter of fiscal 2002, the Company approved and completed an additional restructuring undertaken to further improve efficiencies and reduce costs, which resulted in an additional restructuring charge of approximately $88,000 for severance benefits and related costs for four terminated employees. These charges were fully paid during fiscal 2002. During the first quarter of fiscal 2003, the Company approved and completed a restructuring undertaken to reduce costs related to its international operations. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company recorded a restructuring charge of approximately $181,000 for severance benefits for five terminated employees and costs resulting from the cancellation of leases and the disposal of fixed assets related to a relocation to smaller facilities. The charges for this restructuring were fully paid in February 2003. At September 30, 2004 there was an additional accrued severance amount of approximately $1,000, which was not related to restructuring activities.

The following table summarizes the restructuring activity related to the Company's restructurings:

Fiscal 2001 Restructuring Charge                           $  763,000
Cash Payments - Fiscal 2001                                  (377,000)
                                                           ----------
Restructuring Reserve as of September 30, 2001                386,000
Fiscal 2002 Restructuring Charge                               88,000
Cash Payments - Fiscal 2002                                  (305,000)
                                                           ----------
Restructuring Reserve as of September 30, 2002                169,000
Fiscal 2003 Restructuring Charge                              181,000
Cash Payments - Fiscal 2003                                  (334,000)
                                                           ----------
Restructuring Reserve as of September 30, 2003                 16,000
Cash Payments - Fiscal 2004                                   (12,000)
                                                           ----------

Restructuring Reserve as of September 30, 2004             $    4,000
                                                           ==========

      The following table sets forth selected consolidated financial data of the Company for the periods indicated. The selected consolidated financial data for and as of the end of the years in the five-year period ended September 30, 2004 are derived from the Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes which appears elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data
Years Ended September 30,                            2004             2003            2002              2001              2000
                                                     ----             ----            ----              ----              ----
Revenue                                          $ 19,335,146     $ 17,712,206     $ 19,440,743     $ 18,321,251      $ 22,368,637

Costs and Expenses                                 18,410,460       16,886,018       18,499,009       23,638,923        23,329,304
                                                 ------------     ------------     ------------     ------------      ------------

Income (Loss) from Operations                         924,686          826,188          941,734       (5,317,672)         (960,667)

Income (Loss) from
    Continuing Operations                           1,084,776          846,545          846,379       (5,385,051)       (1,002,097)

Discontinued Operations
   Income (Loss) from Guildsoft
     operations, net                                     --               --               --           (143,856)           12,468
   Gain on sale of Guildsoft                             --               --             17,096          413,013              --
                                                 ------------     ------------     ------------     ------------      ------------
Income from Discontinued
   Operations                                            --               --             17,096          269,157            12,468

Net Income (Loss)                                $  1,084,776     $    846,545     $    863,475     $ (5,115,894)     $   (989,629)
                                                 ============     ============     ============     ============      ============
Net Income (Loss) from Continuing Operations
   per Common Share:
      Basic                                             $0.21            $0.16            $0.17           $(1.12)           $(0.24)
      Diluted                                           $0.19            $0.16            $0.16           $(1.12)           $(0.24)

Net Income (Loss) per Common Share:
      Basic                                             $0.21            $0.16            $0.17           $(1.07)           $(0.24)
      Diluted                                           $0.19            $0.16            $0.16           $(1.07)           $(0.24)

Balance Sheet Data
  September 30,                                       2004             2003             2002             2001             2000
                                                      ----             ----             ----             ----             ----
Total Assets                                      $ 12,628,794     $ 10,503,942     $  9,454,466     $  9,423,894     $ 13,572,817
Working Capital                                      2,547,879        3,407,639        2,022,702          596,136        4,339,237
Long-Term Obligations                                  125,373            3,115           12,795          126,121             --
Shareholders' Equity                                 6,435,929        5,138,115        4,060,212        2,985,289        6,866,891

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

      The following discussion and analysis is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of Datawatch and its subsidiaries which appear elsewhere in this Annual Report on Form 10-K.

GENERAL

      Datawatch is engaged in the design, development, manufacture, marketing, and support of business computer software primarily for the Windows-based market. Its products address the enterprise reporting, business intelligence, data replication, service management and help desk markets.

      Datawatch's principal products are: Monarch, a desktop report mining and business intelligence application that lets users extract and manipulate data from ASCII report files or HTML files produced on any mainframe, midrange, client/server or PC system; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; Monarch|RMS, a web-based report mining and analysis solution that integrates with any existing COLD/ERM, document or content management archiving solution; Datawatch|ES, a web-enabled business information portal, providing complete report management, business intelligence and content management, and the ability to analyze data within reports derived from existing reporting systems with no new programming or report writing; Datawatch|Researcher, a .NET based content and data aggregation solution that searches inter-related data, documents, and communications scattered over multiple and disparate repositories, then merges and analyzes the results into comprehensive actionable case records; Visual|QSM, a fully internet-enabled IT support solution that incorporates workflow and network management capabilities and provides web access to multiple databases via a standard browser; Visual|Help Desk or Visual|HD, a web-based help desk and call center solution operating on the IBM Lotus Domino platform; and VorteXML, a data transformation product for the emerging XML market that easily and quickly converts structured text output from any system into valid XML for web services and more using any DTD or XDR schema without programming.

      On August 11, 2004, Datawatch acquired 100% of the shares of Mergence Technologies Corporation in exchange for $2.5 million in cash. The purchase agreement also included a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product for a period of six years. The activities of Mergence from August 11, 2004 are consolidated into the Company's consolidated financial statements. See Note 2 to the Consolidated Financial Statements which appear elsewhere herein for more detailed financial information on the acquisition of Mergence.

      On October 16, 2002, Datawatch acquired 100% of the shares of Auxilor, Inc., in exchange for $127,000 in cash and 29,528 shares of Datawatch common stock valued at approximately $50,000. The purchase agreement also included an earn-out clause, which provided for a cash payout equal to 10% of the sales of Auxilor products in fiscal 2003. The activities of Auxilor from October 1, 2002 to October 16, 2002 are not consolidated into the Company's consolidated financial statements and are not significant. See Note 2 to the Consolidated Financial Statements which appear elsewhere herein for more detailed financial information on the acquisition of Auxilor.

CRITICAL ACCOUNTING POLICIES

In the preparation of financial statements and other financial data, management applies certain accounting policies to transactions that, depending on choices made by management, can result in various outcomes. In order for a reader to understand the following information regarding the financial performance and condition of the Company, an understanding of those accounting policies is important. The Company's accounting policies are set forth in the Notes to the Consolidated

Financial Statements, which are included in Item 15. Certain of those policies are comparatively more important to the Company's financial results and condition than others. The policies that the Company believes are most important for a reader's understanding of the financial information are described below.

Revenue Recognition, Allowance for Doubtful Accounts and Returns Reserve

      The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are generally sold directly to end-users. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Sales to distributors and resellers accounted for approximately 29%, 29% and 27%, respectively, of total sales for the fiscal years ended September 30, 2004, 2003 and 2002. Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company's software product offerings are "off-the-shelf" as such term is defined by Statement of Position No. 97-2, "Software Revenue Recognition." The Company's products are relatively straightforward and the software can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations of the Company.

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

      The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, and VorteXML sold directly to end-users, include a guarantee under which such customers may return products within 30 to 60 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in SFAS No. 48, "Revenue Recognition when Right of Return Exists." Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company's experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by the Company. For the fiscal years ended September 30, 2004, 2003 and 2002 changes to and ending balances of the returns reserve were approximately as follows:

                                                             2004           2003           2002
          Returns Reserve Balance - Beginning of Year     $  213,000     $  285,000     $  245,000
          Amounts Accrued for the Returns Reserve            165,000        379,000        255,000
          Returns Applied Against the Returns Reserve        192,000        451,000        215,000
                                                          ----------     ----------     ----------
          Returns Reserve Balance - End of Year           $  186,000     $  213,000     $  285,000
                                                          ==========     ==========     ==========

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on the Company's financial position and results of operations. For the fiscal years ended September 30, 2004, 2003 and 2002, changes to and ending balances of the allowance for doubtful accounts were approximately as follows:

                                                                             2004           2003           2002
          Allowance for Doubtful Accounts Balance - Beginning of Year     $  230,000     $  260,000     $  317,000
          Additions to the Allowance of Doubtful Accounts                    105,000        120,000         48,000
          Amounts Applied Against the Allowance for Doubtful Accounts        105,000        150,000        105,000
                                                                          ----------     ----------     ----------
          Allowance for Doubtful Accounts Balance - End of Year           $  230,000     $  230,000     $  260,000
                                                                          ==========     ==========     ==========

Capitalized Software Development Costs

      The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of software licenses and subscriptions using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), generally 24 to 72 months. For the fiscal years ended September 30, 2004, 2003 and 2002 amounts related to capitalized software development costs and purchased software were approximately as follows:

                                                                  2004           2003           2002
          Capitalized Software Balance - Beginning of Year     $  697,000     $  962,000     $1,084,000
          Capitalized Software Development Costs                  191,000        109,000        272,000
          Capitalized Purchased Software                          520,000        124,000           --
          Amortization of Capitalized Software Development
              Costs and Purchased Software                        471,000        498,000        394,000
                                                               ----------     ----------     ----------
          Capitalized Software Balance - End of Year           $  937,000     $  697,000     $  962,000
                                                               ==========     ==========     ==========

Foreign Currency Translations

      Assets and liabilities of the Company's foreign subsidiaries, which are principally located in the UK and Australia, are translated into U.S. dollars at rates in effect at each balance sheet date. Revenues, expenses and cash flows are translated into U.S. dollars at average rates prevailing when transactions occur. The related translation adjustments are reported as a separate component of shareholders' equity under the heading "Accumulated Other Comprehensive Loss." Accumulated other comprehensive loss reported in the consolidated balance sheets consists only of foreign currency translation adjustments. At the fiscal years ended September 30, 2004 and 2003, the accumulated foreign currency translation loss totaled approximately $318,000 and $403,000, respectively. The Company does not currently engage in foreign currency hedging activities.

Income Taxes

      The Company has deferred tax assets related to net operating loss carryforwards and tax credits that expire at different times through and until 2020. Significant judgment is required in determining the Company's provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company's deferred tax assets will be recoverable are considered in making these determinations. The Company's domestic operations have been profitable during the past three years while international operations have continued to generate operating losses. During fiscal 2004, the Company increased sales and marketing expense by approximately 24% and introduced a subscription sales model, both of which could have an adverse effect on profitability in the near term. Accordingly, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance, previously provided against the deferred tax assets, continues to be provided. Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in the Company concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes.

RESULTS OF OPERATIONS

               FISCAL YEAR ENDED SEPTEMBER 30, 2004 AS COMPARED TO
               ---------------------------------------------------
                      FISCAL YEAR ENDED SEPTEMBER 30, 2003
                      ------------------------------------

      Revenue from continuing operations for the fiscal year ended September 30, 2004 was $19,335,000, which represents an increase of $1,623,000 or approximately 9% from revenue of $17,712,000 for the fiscal year ended September 30, 2003. For fiscal 2004 Monarch (including Monarch Data Pump and VorteXMLand Redwing), Visual|QSM and Visual|HD, and Datawatch|ES (including Monarch|RMS and iMergence iStore) sales accounted for 56%, 30% and 14% of total revenue, respectively, as compared to 59%, 29% and 12%, respectively, for fiscal 2003.

      Software license and subscription revenue for the fiscal year ended September 30, 2004 was $12,442,000 or approximately 64% of total revenue, as compared to $12,210,000 or approximately 69% of total revenue for the fiscal year ended September 30, 2003. This represents an increase of $232,000 or approximately 2% from fiscal 2003 to fiscal 2004. In fiscal 2004, Datawatch|ES license and subscription revenue increased by $276,000 ($58,000 was iMergence iStore revenue resulting from the Mergence acquisition for the period August 11, 2004 through September 30, 2004) and Monarch license revenue (including Monarch Data Pump and VorteXML) increased by $241,000, when compared to fiscal 2003. These increases were partially offset by a decrease in Visual|QSM and Visual|HD license revenue of $285,000 (Visual|QSM license and subscription revenue decreased by $276,000 and Visual|HD license and subscription revenue decreased by $9,000). The Company attributes the increases in Datawatch|ES and Monarch software license and subscription revenue to increased capital spending in fiscal 2004 resulting from an improved domestic economic outlook and the decrease in Visual|QSM and Visual|HD software license and subscription revenue to increased competitive pressure to reduce product pricing for products in that mature market.

      Maintenance and services revenue for the fiscal year ended September 30, 2004 was $6,893,000 or approximately 36% of total revenue, as compared to $5,502,000 or approximately 31% of total revenue for the fiscal year ended September 30, 2003. This represents an increase of $1,391,000 or approximately 25% from fiscal 2003 to fiscal 2004. This increase is primarily attributable to increases in Visual|QSM and Visual|HD maintenance and services revenue of $1,012,000, Datawatch|ES (including Monarch|RMS and iMergence iStore) maintenance and services revenue of $320,000 and Monarch maintenance and services revenue of $58,000. The increase in Visual|QSM and Visual|HD maintenance and services revenue is the result of increases in both professional services (increase of $843,000) and maintenance (increase of $169,000) revenues. The increase in Datawatch|ES maintenance and services revenue is also the result of increases in both professional services (increase of $215,000) and maintenance (increase of $105,000) revenues. The Company attributes the increases in maintenance and services revenue to continued customer loyalty resulting in increased demand for professional services due to upgrades and expanded use of the Company's products and a high percentage of maintenance renewals. Additionally, the Datawatch|ES revenue includes iMergence iStore services revenue of $116,000 resulting from the Mergence acquisition (professional services revenue of $110,000 and maintenance revenue of $6,000) for the period from August 11, 2004 to September 30, 2004.

      Cost of software licenses and subscriptions for the fiscal year ended September 30, 2004 was $2,583,000 or approximately 21% of software license and subscription revenues, as compared to $2,563,000 or approximately 21% of software license revenues for the fiscal year ended September 30, 2003.

      Cost of maintenance and services for the fiscal year ended September 30, 2004 was $2,710,000 or approximately 39% of maintenance and service revenues, as compared to $2,369,000 or approximately 43% of maintenance and service revenues, for the fiscal year ended September 30, 2003. While gross margins on maintenance and services improved in fiscal 2004 when compared to fiscal 2003, overall costs increased primarily due to the use of third-party consultants to supplement the Company's internal consulting and training staff in revenue-generating activities (increase of $217,000) and increased technical support staff salaries and related expenses (increase of $133,000).

      Sales and marketing expenses were $7,629,000 for the fiscal year ended September 30, 2004, which represents an increase of $1,500,000, or approximately 24%, from $6,129,000 for the fiscal year ended September 30, 2003. This increase is primarily attributable to increased sales staff salaries and related expenses (increase of $1,409,000) and increased marketing expenses for lead generation (increase of $168,000), trade show expense (increase of $49,000) and web site development (increase of $44,000), partially offset by a decrease in advertising expenses (decrease of $166,000).

      Engineering and product development expenses were $1,452,000 for the fiscal year ended September 30, 2004, which represents a decrease of $55,000 or approximately 4% from $1,507,000 for the fiscal year ended September 30, 2003. This decrease is attributable to reduced engineering and development expenses related to the Visual|HD product (decrease of $128,000) and decreased costs for employee severance payments (decrease of $90,000), partially offset by increased development costs outsourced to third party developers (increase of $172,000). During fiscal 2004, the Company capitalized $191,000 in software development costs. This compares to $109,000 capitalized during fiscal 2003. This increase in capitalized costs is primarily due to increased capitalized costs associated with development projects to increase the functionality and improve the performance of the Company's enterprise products.

      General and administrative expenses were $4,037,000 for the fiscal year ended September 30, 2004, which represents a decrease of $100,000 or approximately 2% from $4,137,000 for the fiscal year ended September 30, 2003. This decrease is primarily attributable to reductions in international general and administrative expenses (decrease of $118,000).

      As a result of the foregoing, income before income taxes for the year ended September 30, 2004 was $958,000, which compares to income before taxes of $852,000 for the year ended September 30, 2003. In 2004, the Company recorded a benefit for income taxes of approximately $126,650 which included the recognition of a $148,000 reduction in the valuation allowance as a result of realizing the tax benefit of certain of the Company's deferred tax assets due to deferred tax liabilities associated with the Mergence acquisition, partially offset by the recording of a provision for income taxes primarily due to an estimated federal tax liability for alternative minimum tax due. In fiscal 2003, the Company recorded a provision for income taxes of $5,500, primarily due to an estimated federal tax liability for alternative minimum tax due. No tax benefits or provisions were recorded in either fiscal 2004 or fiscal 2003 in any other jurisdiction due to the Company's current estimate that it will not be in a significant taxable position in any other jurisdiction owing primarily to the availability of loss carryforwards for which valuation allowances had previously been provided. At September 30, 2004, the Company had federal tax loss carryforwards available to offset future taxable income of approximately $5 million (plus approximately $2 million in state tax loss carryforwards and $6 million in tax loss carryforwards in foreign jurisdictions); a full valuation reserve has been established against these assets as uncertainty continues to exist regarding the Company's ability to generate sufficient future taxable income for the utilization of these losses and the Company has determined that it is not more likely than not that future taxable income will be sufficient to realize a tax benefit from its loss carryforwards.

      Net income for the year ended September 30, 2004 was $1,085,000, which compares to net income of $847,000 for the year ended September 30, 2003.

               FISCAL YEAR ENDED SEPTEMBER 30, 2003 AS COMPARED TO
               ---------------------------------------------------
                      FISCAL YEAR ENDED SEPTEMBER 30, 2002
                      ------------------------------------

      Revenue from continuing operations for the fiscal year ended September 30, 2003 was $17,712,000, which represents a decrease of $1,729,000 or approximately 9% from revenue of $19,441,000 for the fiscal year ended September 30, 2002. For fiscal 2003 Monarch, Visual|QSM and Visual|HD, and Datawatch|ES sales accounted for 59%, 29% and 12% of total revenue, respectively, as compared to 59%, 26% and 15%, respectively, for fiscal 2002.

      Software license and subscription revenue for the fiscal year ended September 30, 2003 was $12,210,000 or approximately 69% of total revenue, as compared to $13,814,000 or approximately 71% of total revenue for the fiscal year ended September 30, 2002. This represents a decrease of $1,604,000 or approximately 12% from fiscal 2002 to fiscal 2003. In fiscal 2003, Datawatch|ES license revenue decreased by $911,000 and Monarch license revenue (including Monarch Data Pump, VorteXML and Redwing) decreased by $909,000 when compared to fiscal 2002. These decreases were partially offset by an increase in Visual|QSM and Visual|HD license revenue of $216,000 (Visual|HD license revenue increased by $232,000 and Visual|QSM license revenue decreased by $16,000). The Company attributes the decreases in software license and subscription revenue to concerns regarding the possible effects of war and terrorism on an uncertain worldwide economy and the resulting reduction in corporate spending on software solutions.

      Maintenance and services revenue for the fiscal year ended September 30, 2003 was $5,502,000 or approximately 31% of total revenue, as compared to $5,627,000 or approximately 29% of total revenue for the fiscal year ended September 30, 2002. This represents a decrease of $125,000 or approximately 2% from fiscal 2002 to fiscal 2003. This decrease is primarily attributable to a net decrease for Visual|QSM maintenance and services revenue of $386,000 and a net decrease in Monarch maintenance and services revenue of $101,000. This was partially offset by Visual|HD and Datawatch|ES maintenance and services revenue increases of $219,000 and $143,000, respectively. The decrease in Visual|QSM maintenance and services revenue is the result of reduced revenue from the Company's Visual|QSM professional services (decrease of $570,000), partially offset by increased Visual|QSM maintenance revenue (increase of $184,000 for fiscal 2003). The increase in Datawatch|ES maintenance and services revenue is the result of increased revenue from Datawatch|ES maintenance (increase of $228,000) partially offset by reduced revenue from Datawatch|ES professional services (decrease of $85,000). The Company believes the lower professional services revenues are the result of a reduced demand for such services due to a weakened worldwide economy. The Company attributes the increased maintenance revenues to increasing customer loyalty for its products, resulting in a higher percentage of maintenance contract renewals.

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

      Sales and marketing expenses were $6,129,000 for the fiscal year ended September 30, 2003, which represents a decrease of $768,000, or approximately 11%, from $6,897,000 for the fiscal year ended September 30, 2002. This decrease is primarily attributable to decreases in marketing expenses for direct mail (decrease of $395,000), lead generation (decrease of $250,000) and advertising (decrease of $152,000), partially offset by an increase in show expense (increase of $28,000).

      Engineering and product development expenses were $1,507,000 for the fiscal year ended September 30, 2003, which represents an increase of $231,000 or approximately 18% from $1,276,000 for the fiscal year ended September 30, 2002. This increase is attributable to engineering and development expenses of $167,000 related to the Visual|HD product acquired in the Auxilor purchase during fiscal 2003 and increased severance charges for product development personnel totaling $90,000. During fiscal 2003, the Company capitalized $233,000 in purchased software and software development costs. This compares to $272,000 capitalized during fiscal 2002. This decrease in capitalized costs is due to reduced capitalized costs associated with a development project for a new version of Visual|QSM which was completed during the Company's fiscal 2003 second quarter.

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

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

      The Company leases various facilities, equipment and automobiles in the U.S. and overseas under noncancelable operating leases which expire through 2008. The lease agreements generally provide for the payment of minimum annual rentals, pro-rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $679,000, $766,000 and $810,000 for the years ended September 30, 2004, 2003 and 2002, respectively.

       As of September 30, 2004, minimum rental commitments under noncancelable operating leases are as follows:

          YEAR ENDING SEPTEMBER 30

          2005                             $  575,991
          2006                                183,723
          2007                                 21,105
          2008                                  8,794
          2009                                   --
          Thereafter                             --
                                           ----------

          Total minimum lease payments     $  789,613
                                           ==========

      The Company is also committed to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses and subscriptions was approximately $1,677,000, $1,584,000 and $1,802,000 for the years ended September 30, 2004, 2003 and 2002, respectively. The Company is not obligated to pay any minimum royalty amounts.

      On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product until September 30, 2010. There were no sales of the Datawatch|Researcher product from the date of acquisition to September 30, 2004. Accordingly, the Company expensed no such amounts during fiscal 2004. See Note 2 to the Consolidated Financial Statements which appear elsewhere herein for more detailed financial information on the acquisition of Mergence.

      The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2004 and 2004.

      The Company is required by the lease related to its Lowell, Massachusetts facility to provide a letter of credit in the amount of $143,299 as a security deposit to provide credit support for payment to the landlord of amounts due under the lease. Cash on deposit providing security in the amount of this letter of credit is classified as part of restricted cash in the Company's consolidated balance sheets at September 30, 2004 and 2003. No amount has ever been drawn against the letter of credit by the landlord to provide rent payments and no such action is anticipated in the future. As it is anticipated that this and any other lease arrangement will continue to be paid in a timely manner, no contingent liability has been recorded by the Company for such leases as of September 30, 2004 and 2003. See
Note 7 to the Consolidated Financial Statements included elsewhere herein for disclosure of minimum rental commitments under noncancelable operating leases.

      As a result of the sale of the Company's former subsidiary Guildsoft Limited in September 2001, the Company made certain warranties to the purchaser regarding, among other things, the financial condition and accuracy of the records of Guildsoft at the time of the sale and against future claims against Guildsoft related to periods prior to the purchase and sale. As a guarantee of payment for any such claims or inaccuracies, the equivalent of approximately $160,000 was placed in escrow in a joint account controlled by both the Company's and purchaser's United Kingdom attorneys. Under the terms of the purchase and sale agreement, 50% of the escrow amount was to be released to the Company on the one year anniversary of the sale and 50% released on the third anniversary of the sale, if there were no warranty claims made by the purchaser. No warranty claims were made by the purchaser and 50% of the funds were released to Datawatch in September 2002 and the remaining 50% in September 2004. As there were no claims made against the warranties, no contingent liability was recorded by the Company for these warranties at September 30, 2004 and 2003.

       In the August 2004 Stock Purchase Agreement for the acquisition of Mergence, the Company made certain warranties regarding, among other things, its legal authority to enter into the agreement consummating the acquisition and its ability to continue in its business. The Company further agreed to indemnify the sellers of Mergence and hold them harmless for any damages incurred of suffered arising out of any misrepresentation or breach of such warranties made by the Company in the agreement. The Company believes that no such misrepresentations or breaches of warranty exist, or are likely to exist in the future, and, accordingly, has recorded no liabilities related to such indemnification.

      The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company's products. The term of these indemnification agreements is generally perpetual and the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004 and 2003.

      Certain of the Company's agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004 and 2003.

      As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company's request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company's director and officer insurance policy limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had net income of $1,085,000 for the year ended September 30, 2004 as compared to net income of $847,000 and $863,000 in fiscal 2003 and 2002, respectively. Working capital decreased by $860,000 during fiscal 2004. During fiscal 2004, approximately $1,665,000 of cash was provided by the Company's operations as compared to approximately $1,747,000 of cash provided by operations during fiscal 2003. During fiscal 2001, 2002 and 2003, management took a series of steps to reduce operating expenses and to restructure operations. See Note 4 to the Consolidated Financial Statements included elsewhere herein for a further discussion of the reductions in the workforce as well as other restructuring actions taken to reduce operating expenses. These restructurings significantly reduced the Company's operating expenses allowing the Company to generate previously noted operating income for fiscal 2004, 2003 and 2002. The Company continues to closely monitor its operating expenses and capital expenditures, as exhibited by its slightly decreased engineering and product development and general and administrative expenses in fiscal 2004 as compared to fiscal 2003. In an effort to increase revenue, the Company increased its sales and marketing expenditures by approximately 24% in fiscal 2004 as compared to fiscal 2003. The Company expects to continue the increases in sales and marketing expenses during fiscal 2005, but will continue to closely monitor its operating expenses and capital expenditures against anticipated revenue.

      Net cash provided by operating activities for fiscal 2004 of $1,665,000 is primarily the result of profitable operations and an increase in accrued expenses and accounts payable ($597,000), offset by an increase in accounts receivable ($347,000) and a decrease in deferred revenue ($222,000). The increase in accrued expenses is primarily the result of increased accruals for employee bonuses and sales commission (increase of $277,000 compared to September 30, 2003), outside professional services (increase of $125,000 compared to September 30, 2003), employee benefits principally for accrued vacation and sick time (increase of $86,000 compared to September 30, 2003), and royalties due to outside developers (increase of $56,000 compared to September 30, 2003). The increase in accounts payable is primarily due to increased expense levels in the fourth quarter of fiscal 2004 compared to the same period of fiscal 2003. The increase in accounts receivable is primarily the result of increased sales in the fourth quarter of fiscal 2004 compared to the same period of fiscal 2003, while the decrease in deferred revenue is primarily the result of decreased maintenance deferrals for the Company's international subsidiaries, partially offset by an increase in maintenance deferrals for the Company's domestic operations.

      Net cash used in investing activities for fiscal 2004 of $2,774,000 is primarily the result of the acquisition of Mergence Technologies (net cash used of $2,515,000); the purchase of fixed assets, primarily computer equipment and software ($217,000) and the investment in capitalized software development ($191,000), partially offset by a decrease in other assets ($108,000), primarily from changes in restricted cash and rent deposits.

      Net cash provided by financing activities for fiscal 2004 of $125,000 is primarily the result of the cash received from the exercise of employee stock options.

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

      During fiscal 2004, the Company introduced a subscription sales model for the sale of its enterprise products. This new pricing model allows customers to begin using the Company's products at a lower initial cost of software acquisition when compared to the more traditional perpetual license sale. While this initiative is designed to increase the number of enterprise solutions sold and also reduce dependency on short-term sales by building a recurring revenue stream, it introduces increased risks for the Company primarily associated with the timing of revenue recognition and reduced cash flows. The subscription model delays revenue recognition when compared to the typical perpetual license sale and also, as the Company allows termination of certain subscriptions with 90 days notice, could result in decreased revenue for solutions sold under the model if the Company experiences a high percentage of subscription cancellations during the first two years of the subscription. Further, as amounts due from customers are invoiced over the life of the subscription, there are delayed cash flows from subscription sales when compared to perpetual license sales.

      The Mergence purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product for a period of six years. As the cash payments are based on recognized revenue and no minimum payments are required, they are not expected to have a significant impact on the Company's liquidity or cash flows. See the section titled OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS included elsewhere herein for a more complete disclosure of the Company's commitments and contingent liabilities.

      Management believes based on its current cash position and by continuing to closely monitor operating expenses and capital expenditures, the Company will have sufficient liquidity through at least September 30, 2005 to fund its cash requirements.

      Management believes that the Company's current operations have not been materially impacted by the effects of inflation.

RECENT ACCOUNTING PRONOUCEMENTS

        On December 16, 2004, the Financial Accounting Standards Board (the "FASB") issued a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," which is titled "Share-Based Payment." This revision requires that all share-based payments to employees, including grants of employee stock options, be recognized in the consolidated statement of operations based on their fair values. The revision will be effective for public companies for fiscal periods beginning after June 15, 2005. The standard offers the Company alternative methods of adopting the proposed final rule. The Company has not yet determined which alternative method it will use.

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

Subscription Sales Model Risk

      During fiscal 2004, the Company introduced a subscription sales model for the sale of its enterprise products. This new pricing model allows customers to begin using the Company's products at a lower initial cost of software acquisition when compared to the more traditional perpetual license sale. While this initiative is designed to increase the number of enterprise solutions sold and also reduce dependency on short-term sales by building a recurring revenue stream, it introduces increased risks for the Company primarily associated with the timing of revenue recognition and reduced cash flows. The subscription model delays revenue recognition when compared to the typical perpetual license sale and also, as the Company allows termination of certain subscriptions with 90 days notice, could result in decreased revenue for solutions sold under the model if the Company experiences a high percentage of subscription cancellations during the first two years of the subscription. Further, as amounts due from customers are invoiced over the life of the subscription, there are delayed cash flows from subscription sales when compared to perpetual license sales.

Fluctuations in Quarterly Operating Results

      The Company's future operating results could vary substantially from quarter-to-quarter because of uncertainties and/or risks associated with such things as technological change, competition, and delays in the introduction of products or product enhancements and general market trends. Historically, the Company has operated with little backlog of orders because its software products are generally shipped as orders are received. As a result, net sales in any quarter are substantially dependent on orders booked and shipped in that quarter. Further, the Company's introduction of the subscription sales model could result in decreased revenues over the short term. Because the Company's staffing and operating expenses are based on anticipated revenue levels and a high percentage of the Company's costs are fixed in the short-term, small variations in the timing of revenues can cause significant variations in operating results from quarter-to-quarter. Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will not experience such variations in operating results in the future or that such variations will not have a material adverse effect on the Company's business, financial condition or results of operation.

Weakening of World Wide Economic Conditions and the Computer Software Market May Result in Lower Revenue Growth Rates or Decreased Revenues

      The revenue growth and profitability of the Company's business depends on the overall demand for computer software and services, particularly in the markets in which it competes. Because the Company's sales are primarily to major corporate customers, its business also depends on general economic and business conditions. A softening of demand for computer software and services, caused by a weakening of the economy in the United States or abroad, may result in lower revenue growth rates, decreased revenues and reduced profitability. In addition, terrorist attacks against the United States, and the United States military response to these attacks have added to economic and political uncertainty which may adversely affect worldwide demand for computer software and services and result in significant fluctuations in the value of foreign currencies. In a weakened economy, the Company cannot be assured that it will be able to effectively promote future growth in its software and services revenues or maintain profitability.

Dependence on Principal Products

      In fiscal 2004, Monarch, Visual|QSM and Visual|HD, and Datawatch|ES accounted for approximately 56%, 30% and 14%, respectively, of the Company's total revenue. The Company is wholly dependent on the Monarch, Visual|QSM, Visual|HD, Datawatch|ES and the recently acquired Datawatch|Researcher products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

International Sales

      In fiscal 2004, 2003 and 2002, international sales, including export sales from domestic operations, accounted for approximately 41%, 39% and 42%, respectively, of the Company's total revenue. The Company anticipates that international sales will continue to account for a significant percentage of its total revenue. A significant portion of the Company's total revenue will therefore be subject to risks associated with international sales, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company's intellectual property overseas, seasonality of sales and potentially adverse tax consequences.

Acquisition Strategy

      As evidenced by its August 2004 acquisition of Mergence Technologies Corporation and its October 2002 acquisition of Auxilor Inc., the Company continues to address the need to develop new products, in part, through the acquisition of other companies. Acquisitions involve numerous risks including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. Achieving and maintaining the anticipated benefits of an acquisition will depend in part upon whether the integration of the companies' business is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries.

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

Competition in the PC Software Industry

      The software market for personal computers is highly competitive and characterized by continual change and improvement in technology. Several of the Company's existing and potential competitors, including BMC Software, Actuate Corporation, Mobius Management Systems, Inc., and others, have substantially greater financial, marketing and technological resources than the Company. No assurance can be given that the Company will have the resources required to compete successfully in the future.

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

Dependence on the Ability to Hire and Retain Skilled Personnel

     Qualified personnel are in great demand throughout the software industry. The Company's success depends, in large part, upon its ability to attract, train, motivate and retain highly skilled employees, particularly, technical personnel such and product development and professional services personnel, sales and marketing personnel and other senior personnel. The Company's failure to attract and retain the highly trained technical personnel that are integral to the Company's product development, professional services and direct sales teams may limit the rate at which the Company can generate sales and develop new products or product enhancements. A change in key management could result in transition and attrition in the affected department. This could have a material adverse effect on the Company's business, operating results and financial condition.

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


ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------------------

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

      At September 30, 2004, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments. The Company holds no investment securities that possess significant market risk.

Primary Market Risk Exposures

      The Company's primary market risk exposure is currency exchange rate risk. International revenues and expenses are generally translated by the Company's foreign subsidiaries in their respective countries and are denominated in local currency. Approximately 39%, 38% and 41% of the Company's revenues for 2004, 2003 and 2002, respectively, were from foreign subsidiaries. In addition, approximately 37%, 36% and 40% of the Company's expenses for fiscal 2004, 2003 and 2002, respectively, were from foreign subsidiaries.

      The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies and dollar advances to the Company's international subsidiaries, if any, are usually considered to be of a long-term investment nature. Therefore, the majority of currency movements are reflected in the Company's other comprehensive income. There are, however, certain situations where the Company will invoice customers in currencies other than its own. Such gains or losses, when realized , are reflected in income. These have not been material in the past nor does management believe that they will be material in the future. Currently the Company does not engage in foreign currency hedging activities.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

      The following consolidated financial statements and the related notes thereto of Datawatch Corporation and the Report of Independent Registered Public Accounting Firm thereon are filed as part of this Annual Report on Form 10-K.

                                                                            PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      24

CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2004 and 2003
  AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2004:

   Consolidated Balance Sheets                                               25

   Consolidated Statements of Operations                                     26

   Consolidated Statements of Shareholders' Equity                           27

   Consolidated Statements of Cash Flows                                     28

   Notes to Consolidated Financial Statements                                29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Shareholders of Datawatch Corporation
Lowell, Massachusetts

We have audited the accompanying consolidated balance sheets of Datawatch Corporation and subsidiaries as of September 30, 2004 and 2003 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datawatch Corporation and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

Boston, Massachusetts
December 27, 2004

DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND 2003

-----------------------------------------------------------------------------------------------
ASSETS                                                               2004              2003
CURRENT ASSETS:
  Cash and equivalents                                           $  4,260,632      $  5,070,850
  Accounts receivable, less allowances for doubtful accounts and sales returns of approximately $416,000 in 2004
   and $443,000 in 2003                                             3,672,218         3,041,322
  Inventories                                                          67,955           105,258
  Prepaid expenses                                                    614,566           552,921
                                                                 ------------      ------------

           Total current assets                                     8,615,371         8,770,351
                                                                 ------------      ------------

PROPERTY AND EQUIPMENT:
  Office furniture and equipment                                    1,711,772         1,685,132
  Manufacturing and engineering equipment                             204,799           164,201
                                                                 ------------      ------------

                                                                    1,916,571         1,849,333

  Less accumulated depreciation and amortization                   (1,483,004)       (1,388,427)
                                                                 ------------      ------------

           Net property and equipment                                 433,567           460,906
                                                                 ------------      ------------

OTHER ASSETS:
  Goodwill                                                          1,632,646              --
  Amortizing intangible assets, net                                 1,305,355           696,861
  Trademarks                                                          345,152           285,152
  Restricted cash                                                     268,299           226,514
  Other                                                                28,404            64,158
                                                                 ------------      ------------

          Total other assets                                        3,579,856         1,272,685
                                                                 ------------      ------------

TOTAL                                                            $ 12,628,794      $ 10,503,942
                                                                 ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $  1,137,539      $    918,734
  Accrued expenses                                                  2,026,830         1,503,621
  Deferred revenue                                                  2,903,123         2,940,357
                                                                 ------------      ------------

           Total current liabilities                                6,067,492         5,362,712
                                                                 ------------      ------------

ESCROW FOR MERGENCE SHAREHOLDERS                                      125,373              --
ACCRUED SEVERANCE, less current portion                                  --               3,115
                                                                 ------------      ------------

COMMITMENTS AND CONTINGENCIES  (Notes 1, 2, 7 and 8)

SHAREHOLDERS' EQUITY:

  Preferred stock, par value $.01- authorized,
    1,000,000 shares; none issued                                        --                --
  Common stock, par value $.01- authorized,
    20,000,000 shares; issued, 5,315,108 shares and
    5,244,328 shares in 2004 and 2003, respectively;
    outstanding, 5,300,862 shares and 5,230,082
    shares in 2004 and 2003, respectively                              53,151            52,443
  Additional paid-in capital                                       21,828,621        21,701,297
  Accumulated deficit                                             (14,987,462)      (16,072,238)
  Accumulated other comprehensive loss                               (317,993)         (402,999)
                                                                 ------------      ------------

                                                                    6,576,317         5,278,503

  Less treasury stock, at cost - 14,246 shares                       (140,388)         (140,388)
                                                                 ------------      ------------

          Total shareholders' equity                                6,435,929         5,138,115
                                                                 ------------      ------------

TOTAL                                                            $ 12,628,794      $ 10,503,942
                                                                 ============      ============

See notes to consolidated financial statements.

DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

--------------------------------------------------------------------------------------------------

                                                      2004              2003              2002
REVENUE:
  Software licenses and subscriptions             $ 12,441,667      $ 12,209,857      $ 13,814,192
  Maintenance and services                           6,893,479         5,502,349         5,626,551
                                                  ------------      ------------      ------------

           Total Revenue                            19,335,146        17,712,206        19,440,743
                                                  ------------      ------------      ------------

COSTS AND EXPENSES:
  Cost of software licenses and subscriptions        2,582,627         2,563,400         2,795,110
  Cost of maintenance and services                   2,710,562         2,368,556         2,679,379
  Sales and marketing                                7,629,058         6,128,640         6,897,176
  Engineering and product development                1,451,533         1,507,223         1,275,997
  General and administrative                         4,036,680         4,136,740         4,763,696
  Restructuring and centralization costs                  --             181,459            87,651
                                                  ------------      ------------      ------------

           Total costs and expenses                 18,410,460        16,886,018        18,499,009
                                                  ------------      ------------      ------------

INCOME FROM OPERATIONS                                 924,686           826,188           941,734

INTEREST EXPENSE                                          (622)           (7,243)         (120,953)

INTEREST INCOME                                         61,062            40,568            22,761

FOREIGN CURRENCY TRANSACTION (LOSSES) GAINS            (27,000)           (7,468)            2,837
                                                  ------------      ------------      ------------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                  958,126           852,045           846,379

(BENEFIT) PROVISION FOR INCOME TAXES                  (126,650)            5,500              --
                                                  ------------      ------------      ------------

INCOME FROM CONTINUING OPERATIONS                    1,084,776           846,545           846,379
                                                  ------------      ------------      ------------

DISCONTINUED OPERATIONS -
  Gain on sale of Guildsoft                               --                --              17,096
                                                  ------------      ------------      ------------

NET INCOME                                           1,084,776           846,545           863,475
                                                  ============      ============      ============

NET INCOME PER COMMON SHARE-Basic:
  Continuing operations                           $       0.21      $       0.16      $       0.17
  Discontinued operations                                 --                --                0.00
                                                  ------------      ------------      ------------

NET INCOME PER COMMON SHARE - Basic               $       0.21      $       0.16      $       0.17
                                                  ============      ============      ============

WEIGHTED-AVERAGE NUMBER OF
  SHARES OUTSTANDING - Basic                         5,267,520         5,196,824         5,127,670
                                                  ============      ============      ============

NET INCOME PER COMMON SHARE - Diluted:
  Continuing operations                           $       0.19      $       0.16      $       0.16
  Discontinued operations                                 --                --                0.00
                                                  ------------      ------------      ------------

NET INCOME PER COMMON SHARE - Diluted             $       0.19      $       0.16      $       0.16
                                                  ============      ============      ============

WEIGHTED-AVERAGE NUMBER OF
  SHARES OUTSTANDING - Diluted                       5,753,433         5,444,692         5,393,416
                                                  ============      ============      ============

See notes to consolidated financial statements.

DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

--------------------------------------------------------------------------------------------------------------------
                                                                                                        ACCUMULATED
                                                 COMMON STOCK            ADDITIONAL                        OTHER
                                          ---------------------------     PAID-IN       ACCUMULATED    COMPREHENSIVE
                                             SHARES         AMOUNT        CAPITAL         DEFICIT           LOSS
                                          ------------   ------------   ------------    ------------    ------------
BALANCE, SEPTEMBER 30, 2001                  5,095,590   $     50,956   $ 21,470,019    $(17,782,258)   $   (613,040)
  Issuance of common stock for services         30,624            306         37,194            --              --
  Issuance of warrant                             --             --           76,956            --              --
  Warrants exercised                            48,996            490           (490)           --              --
  Comprehensive income:
    Translation adjustments                       --             --             --              --            96,992
    Net income                                    --             --             --           863,475            --
                                          ------------   ------------   ------------    ------------    ------------

           Total comprehensive income

BALANCE, SEPTEMBER 30, 2002                  5,175,210         51,752     21,583,679     (16,918,783)       (516,048)
  Issuance of common stock for
    Auxilor acquisition                         29,528            295         49,705            --              --
  Stock options exercised                       39,590            396         64,102            --              --
  Director stock option acceleration              --             --            3,811            --              --
  Comprehensive income:
    Translation adjustments                       --             --             --              --           113,049
    Net income                                    --             --             --           846,545            --
                                          ------------   ------------   ------------    ------------    ------------

           Total comprehensive income

BALANCE, SEPTEMBER 30, 2003                  5,244,328         52,443     21,701,297     (16,072,238)       (402,999)
  Stock options exercised                       70,780            708        127,324            --              --
  Comprehensive income:
    Translation adjustments                       --             --             --              --            85,006
    Net income                                    --             --             --         1,084,776            --
                                          ------------   ------------   ------------    ------------    ------------

           Total comprehensive income

BALANCE, SEPTEMBER 30, 2004                  5,315,108   $     53,151   $ 21,828,621    $(14,987,462)   $   (317,993)
                                          ============   ============   ============    ============    ============

                                                                    TREASURY STOCK
                                            COMPREHENSIVE    ----------------------------
                                                INCOME          SHARES          AMOUNT         TOTAL
                                             ------------    ------------    ------------   ------------
BALANCE, SEPTEMBER 30, 2001                                       (14,246)   $   (140,388)  $  2,985,289
  Issuance of common stock for services                              --              --           37,500
  Issuance of warrant                                                --              --           76,956
  Warrants exercised                                                 --              --             --
  Comprehensive income:
    Translation adjustments                  $     96,992            --              --           96,992
    Net income                                    863,475            --              --          863,475
                                             ------------    ------------    ------------   ------------

           Total comprehensive income        $    960,467
                                             ============
BALANCE, SEPTEMBER 30, 2002                                       (14,246)       (140,388)     4,060,212
  Issuance of common stock for
    Auxilor acquisition                                              --              --           50,000
  Stock options exercised                                            --              --           64,498
  Director stock option acceleration                                 --              --            3,811
  Comprehensive income:
    Translation adjustments                  $    113,049            --              --          113,049
    Net income                                    846,545            --              --          846,545
                                             ------------    ------------    ------------   ------------

           Total comprehensive income        $    959,594
                                             ============
BALANCE, SEPTEMBER 30, 2003                                       (14,246)       (140,388)     5,138,115
  Stock options exercised                                            --              --          128,032
  Comprehensive income:
    Translation adjustments                  $     85,006            --              --           85,006
    Net income                                  1,084,776            --              --        1,084,776
                                             ------------    ------------    ------------   ------------

           Total comprehensive income        $  1,169,782
                                             ============
BALANCE, SEPTEMBER 30, 2004                                       (14,246)   $   (140,388)  $  6,435,929
                                                             ============    ============   ============

See notes to consolidated financial statements.

DATAWATCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       2004              2003              2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $  1,084,776      $    846,545      $    863,475
  Adjustments to reconcile net income to cash used in operating activities:
      Depreciation and amortization                                                     728,189           847,068           929,603
      Allowances for doubtful accounts and sales returns                                (29,425)         (137,904)          (21,951)
      Gain on sale of Guildsoft                                                            --                --             (17,096)
      (Gain) loss on disposal of equipment                                               (9,862)           89,107            22,293
      Stock-based compensation                                                             --               3,811            37,500
      Deferred income taxes                                                            (148,000)             --                --
      Changes in current assets and liabilities, net of effects of the acquisitions of Auxilor and Mergence Technologies:
        Accounts receivable                                                            (347,499)          501,871         1,358,682
        Inventories                                                                      38,852            68,139            64,120
        Prepaid expenses and other                                                      (27,568)           35,360           303,993
        Accounts payable and accrued expenses                                           596,922        (1,051,460)         (452,550)
        Deferred revenue                                                               (221,809)          544,356           (15,759)
                                                                                   ------------      ------------      ------------

           Cash provided by operating activities                                      1,664,576         1,746,893         3,072,310
                                                                                   ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and fixtures                                                   (216,825)         (123,495)         (167,344)
  Proceeds from sale of equipment                                                        15,188             9,977               569
  Net proceeds from sale of Guildsoft                                                      --                --              20,509
  Purchase of Auxilor, including direct costs of $59,855, net of cash acquired             --            (172,150)             --
  Purchase of Mergence Technologies, including direct costs of $98,691, net of
   cash acquired                                                                     (2,515,284)             --                --
  Capitalized software development costs                                               (190,825)         (108,600)         (271,943)
  Other assets                                                                          133,829            64,284           (14,470)
                                                                                   ------------      ------------      ------------

           Cash used in investing activities                                         (2,773,917)         (329,984)         (432,679)
                                                                                   ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from exercise of stock options                                           128,032            64,498              --
  Principal payments on long-term obligations                                            (3,115)           (9,680)         (113,326)
  Payments under credit lines - net                                                        --                --            (635,000)
  Decrease in restricted cash                                                               373              --              76,063
                                                                                   ------------      ------------      ------------

           Cash provided by (used in) financing activities                              125,290            54,818          (672,263)
                                                                                   ------------      ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS                                 173,833            (5,921)           68,985
                                                                                   ------------      ------------      ------------

(DECREASE) INCREASE IN CASH AND EQUIVALENTS                                            (810,218)        1,465,806         2,036,353

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                               5,070,850         3,605,044         1,568,691
                                                                                   ------------      ------------      ------------

CASH AND EQUIVALENTS, END OF YEAR                                                  $  4,260,632      $  5,070,850      $  3,605,044
                                                                                   ============      ============      ============

SUPPLEMENTAL INFORMATION:
  Interest paid                                                                    $        622      $      7,243      $     21,732
                                                                                   ============      ============      ============
  Income taxes paid                                                                $     43,000      $      5,000      $       --
                                                                                   ============      ============      ============
  Income tax refunds received                                                      $      1,500      $       --        $       --
                                                                                   ============      ============      ============

NONCASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of 30,624 shares of common stock for services and software in 2002      $       --        $       --        $     37,500
                                                                                   ============      ============      ============
  Issuance of warrants                                                             $       --        $       --        $     76,956
                                                                                   ============      ============      ============
  Issuance of common stock for acquisition of Auxilor                              $       --        $     50,000      $       --
                                                                                   ============      ============      ============

See notes to consolidated financial statements.

DATAWATCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS - Datawatch Corporation (the "Company" or "Datawatch") develops, markets and distributes commercial software products. The Company also provides a wide range of consulting services, including implementation and support of its software products, as well as training on their use and administration.

     ACQUISITION - On August 11, 2004, the Company acquired 100% of the outstanding shares of Mergence Technologies Corporation ("Mergence") for an acquisition cost of $2,598,691 comprised of $2,500,000 in cash and direct costs of $98,691. The Mergence purchase agreement also includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of the revenues, as defined, of Mergence's Researcher product for a period of six years. Payment amounts will be expensed as a cost of revenue as the Researcher product is sold. Coincident with the acquisition, the Company renamed the acquired subsidiary Datawatch Technologies Corporation ("DTC") and consolidated the general and administrative functions into its headquarters in Lowell Massachusetts, but retained the DTC sales and support office in Rutherford, NJ to provide services to customers in the metropolitan NY area. DTC also has a software development and testing faciltity in the Philippines. The acquistion adds an ongoing revenue stream from the existing DTC products, principally iMergence iStore, and a new DTC product which Datawatch will market as Datawatch|Researcher.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Datawatch Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     STOCK SPLIT - On March 4, 2004, the Board of Directors approved a two-for-one stock split, distributed in the form of a stock dividend, of the Company's common shares. The stock split entitled each shareholder of record at the close of business on March 19, 2004 (record date) to receive one additional share for every share of Datawatch common stock held on that date. Shares resulting from the split were distributed by the transfer agent on April 8, 2004 (payment date). All share and per share amounts, for all periods presented, have been retroactively restated to reflect the effect of the stock split.

     REVENUE RECOGNITION - The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are generally sold directly to end-users. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Sales to distributors and resellers accounted for approximately 29%, 29% and 27%, respectively, of total sales for the fiscal years ended September 30, 2004, 2003 and 2002. Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company's software product offerings are "off-the-shelf" as such term is defined by Statement of Position No. 97-2, "Software Revenue Recognition." The Company's products are relatively straightforward and the software can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

     REVENUE RECOGNITION (CONTINUED) - Desktop and Server Software products are generally not sold in multiple element arrangements. Accordingly, the price paid by the customer is considered the vendor specific objective evidence ("VSOE") of fair value for those products. Enterprise Software sales are generally multiple element arrangements which include software license deliverables, professional services and post-contract customer support. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to a software license. In applying the residual method, the Company deducts from the sale proceeds the VSOE of fair value of the services and post-contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and do not involve modification or customization of the software or any other unusual acceptance clauses or terms. Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post-contract customer support services is deferred and recognized ratably over the contract period (generally one year).

     The Company also sells its Enterprise Software using a subscription model. At the time a customer enters into a binding agreement to purchase a subscription, the customer is invoiced for an initial term of the subscription (generally ninety days) and an account receivable and deferred revenue are recorded. Beginning on the date the software is installed at the customer site and available for use by the customer, the deferred revenue amount is recognized ratably over the initial term of the agreement provided all other criteria for revenue recognition are met. Prior to completion of the initial or any subsequent term, the customer is invoiced for each subsequent term (generally ninety days), and revenue is then recognized ratably over such subsequent term.

     RETURNS RESERVES - The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, VorteXML and Redwing sold directly to end-users, include a guarantee under which such customers may return products within 30 to 60 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists." Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company's experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by management.

     For the fiscal years ended September 30, 2004, 2003 and 2002, changes to the returns reserve were approximately as follows:

                                                             2004           2003           2002
          Returns Reserve Balance - Beginning of Year     $  213,000     $  285,000     $  245,000
          Amounts Accrued for the Returns Reserve            165,000        379,000        255,000
          Returns Applied Against the Returns Reserve        192,000        451,000        215,000
                                                          ----------     ----------     ----------
          Returns Reserve Balance - End of Year           $  186,000     $  213,000     $  285,000
                                                          ==========     ==========     ==========

     ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on the Company's financial position and results of operations.

     For the fiscal years ended September 30, 2004, 2003 and 2002, changes to and ending balances of the allowance for doubtful accounts were approximately as follows:

                                                                             2004           2003           2002
          Allowance for Doubtful Accounts Balance - Beginning of Year     $  230,000     $  260,000     $  317,000
          Additions to the Allowance of Doubtful Accounts                    105,000        120,000         48,000
          Amounts Applied Against the Allowance for Doubtful Accounts        105,000        150,000        105,000
                                                                          ----------     ----------     ----------
          Allowance for Doubtful Accounts Balance - End of Year           $  230,000     $  230,000     $  260,000
                                                                          ==========     ==========     ==========

     CAPITALIZED SOFTWARE DEVELOPMENT COSTS - The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of software licenses and subscriptions using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), generally 24 to 72 months.

     For the fiscal years ended September 30, 2004, 2003 and 2002 amounts related to capitalized software development costs and purchased software were approximately as follows:

                                                                  2004           2003           2002
          Capitalized Software Balance - Beginning of Year     $  697,000     $  962,000     $1,084,000
          Capitalized Software Development Costs                  191,000        109,000        272,000
          Capitalized Purchased Software                          520,000        124,000           --
          Amortization of Capitalized Software Development
              Costs and Purchased Software                        471,000        498,000        394,000
                                                               ----------     ----------     ----------
          Capitalized Software Balance - End of Year           $  937,000     $  697,000     $  962,000
                                                               ==========     ==========     ==========

     CASH AND EQUIVALENTS - Cash and equivalents include cash on hand, cash deposited with banks and highly liquid securities with remaining maturities, when purchased, of 90 days or less.

     CONCENTRATION OF CREDIT RISKS AND MAJOR CUSTOMERS - The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary and normal credit terms. One customer, Ingram Micro Inc., individually accounted for 20%, 19% and 18% of total revenue in 2004, 2003 and 2002, respectively. Ingram Micro Inc. accounted for 31% and 23% of outstanding gross trade receivables as of September 30, 2004 and 2003, respectively. The Company sells to Ingram Micro Inc. under a distribution agreement, which automatically renews for successive one-year terms unless terminated. Other than this customer, no other customer constitutes a significant portion (more than 10%) of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

     DEFERRED REVENUE - Deferred revenue consisted of the following at September 30:

                              2004             2003

          Maintenance     $  2,440,719     $  2,456,296
          Other                462,404          484,061
                          ------------     ------------

          Total           $  2,903,123     $  2,940,357
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

     INVENTORIES - Inventories consist of software components, primarily software manuals, compact disks and retail packaging materials. Inventories are valued at the lower of cost (first-in, first-out) method or market.

     PROPERTY AND EQUIPMENT - Purchased equipment and fixtures are recorded at cost. Leased equipment accounted for as capital leases is recorded at the present value of the minimum lease payments required during the lease terms. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or over the terms, if shorter, of the related leases. Useful lives and lease terms range from one to seven years. Depreciation and amortization expense related to property and equipment was $255,634, $338,125 and $456,977, respectively, for the years ended September 30, 2004, 2003 and 2002. There were no items under capital leases as of September 30, 2004, 2003 or 2002.

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

     NON-AMORTIZING INTANGIBLE ASSETS - The Company reviews the valuation of intangible assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," intangible assets determined to have an indefinite life are required to be tested for impairment annually or when events warrant.

     The Company has the following intangible assets which it has determined have indefinite lives as of September 30, 2004 and 2003 and are, therefore, not being amortized:

                                                                   2004             2003
          Goodwill                                             $  1,632,646     $       --
          Trademarks                                                345,152          285,152
                                                               ------------     ------------

             Total intangible assets with indefinite lives     $  1,977,798     $    285,152
                                                               ============     ============

     Goodwill at September 30, 2004 relates to the excess of the purchase price over the net assets acquired in connection with the Company's acquisition of Mergence completed in fiscal 2004 (see Note 2). Trademarks at September 30, 2004 relates to the iMergence trademark acquired as part of the acquisition of Mergence and the Visual Help Desk trademark acquired in fiscal 2003 as part of the acquisition of Auxilor (see Note 2). The total amount recorded for trademarks at September 30, 2003 is for the Visual Help Desk trademark.

     AMORTIZING INTANGIBLE ASSETS - Capitalized software development costs and certain acquired intangible assets that the Company has determined have determinable finite lives are amortized to cost of software licenses and subscriptions over the estimated life of the intangible asset. Such acquired intangible assets include technology (software), patents, customer lists and non-compete agreements. The Company has the following intangible assets, net which it has determined have finite lives as of September 30, 2004 and 2003 and are, therefore, being amortized:

                                                              2004             2003
          Capitalized software development                $    428,189     $    634,915
          Purchased software                                   508,333           61,946
          Patents                                              138,833             --
          Customer lists                                       130,000             --
          Non-compete agreements                               100,000             --
                                                          ------------     ------------

             Total amortizing intangible assets, net      $  1,305,355     $    696,861
                                                          ============     ============

     The amount recorded for purchased software at September 30, 2004 was for the iMergence and Researcher technology acquired in fiscal 2004 as part of the acquisition of Mergence (see Note 2), which are being amortized over periods of three and six years, respectively. The amount recorded for purchased software at September 30, 2003 was for the Visual Help Desk technology acquired in fiscal 2003 as part of the acquisition of Auxilor (see Note 2) and is fully amortized as of September 30, 2004. The amounts recorded for patents, customer lists and non-compete agreements at September 30, 2004 represent the unamortized value of those intangible assets acquired in fiscal 2004 as part of the acquisition of Mergence. As of September 30, 2004, the weighted-average amortization period of the Company's amortizing intangible assets was approximately as follows:

                                                                      WEIGHTED-AVERAGE
          INTANGIBLE ASSET CLASS                                    AMORTIZATION PERIOD
          Capitalized software development                                3 years
          Purchased software                                              5 years
          Patents                                                        20 years
          Customer lists                                                  4 years
          Non-compete agreements                                          5 years
                                                                        -----------

          Weighted-average useful life of amortizing intangible assets    5 years
                                                                        ===========

     As of September 30, 2004, the estimated future amortization expense related to amortizing intangible assets was as follows:

          YEAR ENDING SEPTEMBER 30,

          2005                                            $  450,288
          2006                                               307,102
          2007                                               171,884
          2008                                               120,788
          2009                                                87,833
          Thereafter                                         167,460
                                                          ----------

          Total estimated future amortization expense     $1,305,355
                                                          ==========


     The intangible asset amounts amortized to cost of software licenses and subscriptions totaled $472,331, $508,943 and $395,670, for fiscal 2004, 2003 and 2002, respectively.

     RESTRICTED CASH - At September 30, 2004, amounts of $143,299 for a security deposit to provide credit support for the rent payments to the landlord of the Company's Massachusetts offices and $125,000 held for the escrow amount for the sellers of Mergence (see Note 2) were classified in the Company's consolidated balance sheet as restricted cash. At September 30, 2003, amounts of $143,299 for the security deposit to provide credit support for the rent payments to the landlord of the Company's Massachusetts offices and $83,215 held as escrow for the warranties provided to the purchaser of Guildsoft (see Note 3) were classified in the Company's consolidated balance sheet as restricted cash.

     FAIR VALUE DISCLOSURE - The carrying amounts of cash and equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue and escrow for Mergence shareholders approximate fair value because of their short-term nature. The carrying amounts of current and long-term obligations approximate fair value.

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

     NET INCOME PER SHARE - Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the impact, when dilutive, of the exercise of options and warrants using the treasury-stock method.

     The following table presents the options and warrants that were not included in the computation of diluted net income per share, because the exercise price of the options or warrants was greater than the average market price of the common stock for the years ended September 30, 2004, 2003 and 2002:

                                                                       2004            2003            2002
          Quantity of option shares and warrants not included         120,818         233,414         271,870
          Weighted-average exercise price                             $  6.24         $  4.76         $  4.81

     FOREIGN CURRENCY TRANSLATIONS AND TRANSACTIONS - Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at rates in effect at each balance sheet date. Revenues, expenses and cash flows are translated into U.S. dollars at average rates prevailing when transactions occur. The related translation adjustments are reported as a separate component of shareholders' equity under the heading "Accumulated Other Comprehensive Loss." Gains and losses resulting from transactions that are denominated in currencies other than the applicable unit's functional currency are included in the operating results of the Company.

     ADVERTISING AND PROMOTIONAL MATERIALS - Advertising costs are expensed as incurred and amounted to $254,001, $419,781 and $571,374 in 2004, 2003 and
     2002, respectively. Direct mail/direct response costs are expensed as the associated revenue is recognized. The amortization period is based on historical results of previous mailers (generally three to six months from the date of the mailing). Direct mail expense was $130,289, $170,335 and $565,004 in 2004, 2003 and 2002, respectively. At September 30, 2004 and 2003, deferred direct mail/direct response costs were $701 and $6,153, respectively, and are included under the caption "prepaid expenses and other" in the accompanying consolidated balance sheets.

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

     STOCK-BASED COMPENSATION (CONTINUED) - Had the Company recognized compensation for its stock options and purchase plans based on the fair value for awards under those plans, pro forma net income and pro forma net income per share would have been as follows:

                                                                        Years Ended September 30,
                                                            ------------------------------------------------
                                                                2004              2003              2002
          Net income, as reported                           $  1,084,776      $    846,545      $    863,475
          Add: Stock-based employee compensation
             expense included in reported net income                --               3,811              --
          Less: Total stock-based employee compensation
             determined under fair-value based method
             for all shares                                     (231,242)         (262,912)         (277,138)
                                                            ------------      ------------      ------------
          Pro forma net income                              $    853,534      $    587,444      $    586,337
                                                            ============      ============      ============

          Earnings per share:
            Basic - as reported                             $       0.21      $       0.16      $       0.17
            Basic - pro forma                               $       0.16      $       0.11      $       0.11

            Diluted - as reported                           $       0.19      $       0.16      $       0.16
            Diluted - pro forma                             $       0.15      $       0.11      $       0.11


     The fair values used to compute pro forma net income and pro forma net income per share were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                            Years Ended September 30,
                                                     ------------------------------------
                                                        2004         2003         2002
          Risk-free interest rate                        3.1 %        3.1 %        4.3 %
          Expected life of option grants (years)           4.1          4.0          3.0
          Expected volatility of underlying stock      114.7 %      116.9 %      112.9 %
          Expected dividend payment rate                 0.0 %        0.0 %        0.0 %

        The weighted-average fair value of stock options granted was $2.57, $1.28 and $0.62 for the years ended September 30, 2004, 2003 and 2002, respectively.

     The Company records the fair value of stock options and warrants granted to nonemployees in exchange for services under the fair-value method in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," in the statements of operations. Under this method, the resulting compensation is measured at the fair value of the equity instrument on the date of vesting and recognized as a charge to operations over the service period, which is usually the vesting period. There were no such equity awards outstanding during fiscal 2004 and 2003 and, therefore, no there were no such charges during fiscal 2004 or 2003.

     On December 16, 2004, FASB issued a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" titled "Share-Based Payment." This revision requires that all share-based payments to employees, including grants of employee stock options, be recognized in the consolidated statement of operations based on their fair values. The revision will be effective for public companies for fiscal periods beginning after June 15, 2005. The standard offers the Company alternative methods of adopting the proposed final rule. The Company has not yet determined which alternative method it will use.

     COMPREHENSIVE INCOME - Currently, the only item, in addition to net income, that is included in comprehensive income is cumulative foreign currency translation adjustments. Foreign currency translation gains arising during 2004, 2003 and 2002 were $85,006, $113,049 and $96,992, respectively.

     SEGMENT INFORMATION - The Company has determined that it has only one reportable segment meeting the criteria established under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's chief operating decision maker, as defined (determined to be the Chief Executive Officer), does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company's consolidated operations and operating results. See Note 13 for information about the Company's revenue by product lines and continuing geographic operations.

     GUARANTEES AND INDEMNIFICATIONS - The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2004 and 2003.

     The Company is required by the lease related to its Lowell, Massachusetts facility to provide a letter of credit in the amount of $143,299 as a security deposit to provide credit support for payment to the landlord of amounts due under the lease. Cash on deposit providing security in the amount of this letter of credit is classified as part of restricted cash in the Company's consolidated balance sheets at September 30, 2004 and 2003. No amount has ever been drawn against the letter of credit by the landlord to provide rent payments and no such action is anticipated in the future. As it is anticipated that this and any other lease arrangement will continue to be paid in a timely manner, no contingent liability has been recorded by the Company for such leases as of September 30, 2004 and 2003. See Note 7 for disclosure of minimum rental commitments under noncancelable operating leases.

     As a result of the sale of the Company's former subsidiary Guildsoft Limited in September 2001, the Company made certain warranties to the purchaser regarding, among other things, the financial condition and accuracy of the records of Guildsoft at the time of the sale and against future claims against Guildsoft related to periods prior to the purchase and sale. As a guarantee of payment for any such claims or inaccuracies, the equivalent of approximately $160,000 was placed in escrow in a joint account controlled by both the Company's and purchaser's United Kingdom attorneys. Under the terms of the purchase and sale agreement, 50% of the escrow amount was to be released to the Company on the one year anniversary of the sale and 50% released on the third anniversary of the sale, if there were no warranty claims made by the purchaser. No warranty claims were made by the purchaser and 50% of the funds were released to Datawatch in September 2002 and the remaining 50% in September 2004. As there were no claims made against the warranties, no contingent liability was recorded by the Company for these warranties at September 30, 2004 and 2003.

     In August 2004, the Company entered into a Stock Purchase Agreement for the acquisition of Mergence in which the Company made certain warranties regarding, among other things, its legal authority to enter into the agreement consummating the acquisition and its ability to continue in its business. The Company further agreed to indemnify the sellers of Mergence and hold them harmless for any damages incurred of suffered arising out of any misrepresentation or breach of such warranties made by the Company in the agreement. The Company believes that no such misrepresentations or breaches of warranty exist, or are likely to exist in the future, and, accordingly, has recorded no liabilities related to such indemnification.

     The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company's products. The term of these indemnification agreements is generally perpetual and the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004 and 2003.

     GUARANTEES AND INDEMNIFICATIONS (CONTINUED) - Certain of the Company's agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004 and 2003.

     As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company's request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company's director and officer insurance policy limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2004 and 2003.

     RECENT ACCOUNTING PRONOUNCEMENTS - On December 16, 2004, FASB issued a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" titled "Share-Based Payment." This revision requires that all share-based payments to employees, including grants of employee stock options, be recognized in the consolidated statement of operations based on their fair values. The revision will be effective for public companies for fiscal periods beginning after June 15, 2005. The standard offers the Company alternative methods of adopting the proposed final rule. The Company has not yet determined which alternative method it will use.

2.   ACQUISITIONS

     MERGENCE TECHNOLOGIES CORPORATION

     On August 11, 2004, the Company acquired 100% of the outstanding shares of Mergence Technologies Corporation for an acquisition cost of $2,598,691 comprised of $2,500,000 in cash and direct costs of $98,691. The Mergence purchase agreement also includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of the revenues, as defined, of Mergence's Researcher product for a period of six years. Payment amounts will be expensed as a cost of revenue as the Researcher product is sold. The Company did not expense any such payments during fiscal 2004 as no Researcher products were sold from the date of acquisition through September 30, 2004.

     Mergence was acquired to broaden and expand the Company's product offerings. Mergence's results are included with those of the Company from the date of acquisition.

     The following table presents the allocation of the purchase price paid for Mergence based on the estimated fair values of the acquired assets and assumed liabilities of Mergence as of August 11, 2004:

          Cash, receivables and other current assets              $    238,797
          Property and equipment, and other noncurrent assets           16,242
          Current liabilities                                          (90,994)
          Deferred tax liabilities, net                               (148,000)
          Goodwill                                                   1,632,646
          Acquired intangible assets:
                Existing technology                                    520,000
                Patents                                                140,000
                Customer list                                          130,000
                Non-compete agreements                                 100,000
                Trademark                                               60,000
                                                                  ------------

          Total purchase price                                    $  2,598,691
                                                                  ============

     The allocation of the purchase price was based on an evaluation of assets acquired and liabilities assumed. The valuation of the intangible assets is based in part on assistance from an independent valuation firm. The valuation method used to determine the intangible asset values was the income approach. The income approach presumes that the value of an asset can be estimated by the net economic benefit (i.e. cash flows) to be received over the life of the asset, discounted to present value. The discounting process uses a rate of return that accounts for both the time value of money and investment risk factors. The weighted-average discount rate (or rate of return) used to determine the value of the identifiable intangible assets was 30%.

     The intangible asset for existing technology is for two technologies developed and owned by Mergence. Datawatch has estimated the life of these products as three years and six years, respectively. The patents have an estimated life of twenty years, which represents the legal life. The customer list and non-compete agreements have estimated lives of four years and five years, respectively. The fair values for the existing technology, patents, customer list and non-compete agreements will be amortized over the estimated life, unless, in the future it is determined that the assets are impaired. Amortization of the intangible assets acquired as part of the Mergence acquisition totaled $12,833 from the date of acquisition through September 30, 2004.

     Datawatch has determined that the trademark has an indefinite life and, in accordance with SFAS No. 142, such trademark is not being amortized. The trademark and goodwill will be tested for impairment annually, or on an interim basis, if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. No portion of the goodwill is deductible for tax purposes.

     The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Mergence had occurred at October 1, 2002:

                                             Years Ended September 30,
                                           -----------------------------
                                               2004             2003 (A)

          Sales                            $ 20,307,380     $ 18,776,446

          Net income                       $    743,054     $    705,687

          Earnings per share - basic       $       0.14     $       0.14
          Earnings per share - diluted     $       0.13     $       0.13


          (a) Based on the historical statement of operations of Datawatch for the year ended September 30, 2003 and the historical statement of operations of Mergence for the year ended December 31, 2003.

     The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

     AUXILOR, INC.

     On October 16, 2002, the Company acquired 100% of the outstanding shares of Auxilor, Inc. for a total consideration of approximately $561,000 comprised of $127,000 in cash, 29,528 shares of Datawatch common stock valued at approximately $50,000, direct costs of approximately $60,000, and assumed liabilities totaling approximately $324,000. In exchange, the Company received Auxilor tangible assets valued at approximately $152,000. An independent valuation analysis subsequently allocated approximately $285,000 and $124,000, respectively, to trademarks and purchased software. No goodwill was recorded as a result of the transaction. The amount recorded as purchased software was amortized over two years. Amortization expense was $62,000 during both fiscal 2004 and 2003 and as of September 30, 2004 the purchased software was fully amortized.

     The Auxilor purchase agreement also includes a clause, which provided for a cash payout equal to 10% of the sales of Auxilor products in fiscal 2003. Such amounts were expensed as a cost of revenue as Auxilor products and services were sold. The Company expensed payments of approximately $45,000 during fiscal 2003.

     Auxilor was acquired to broaden and expand the Company's product offerings. Auxilor's results are included with those of the Company from the date of acquisition. The results of operations of Auxilor for periods prior to its acquisition by the Company are not significant.

3.   DISCONTINUED OPERATION

     On September 20, 2001, the Company sold the operations of Guildsoft, a United Kingdom distribution subsidiary, to a third party, as part of a restructuring plan (Note 4). The sale resulted in gross proceeds of $1,179,000 and a gain of approximately $413,000 in the year ended September 30, 2001. Additional proceeds of $17,096 were received in 2002 as final settlement of the purchase price.

     As a result of the sale of Guildsoft Limited, the Company made certain warranties to the purchaser regarding, among other things, the financial condition and accuracy of the records of Guildsoft at the time of the sale and against future claims against Guildsoft related to periods prior to the purchase and sale. As a guarantee of payment for any such claims or inaccuracies, the equivalent of approximately $160,000 was placed in escrow in a joint account controlled by both the Company's and purchaser's United Kingdom attorneys. Under the terms of the purchase and sale agreement, 50% of the escrow amount was to be released to the Company on the one year anniversary of the sale and 50% released on the third anniversary of the sale, if there were no warranty claims made by the purchaser. No warranty claims have been made by the purchaser and 50% of the funds were released to Datawatch in September 2002 and the remaining 50% in September 2004.

4.   RESTRUCTURING AND CENTRALIZATION COSTS

     During the fourth quarter of fiscal 2001, the Company approved and completed a corporate-wide restructuring plan in an effort to reduce costs and centralize administrative operations. The restructuring plan resulted in charges of approximately $763,000 for severance benefits and related costs for 42 terminated employees. Of these charges, $377,000 was paid during fiscal 2001 with the balance of $386,000 accrued as of September 30, 2001. Additional amounts of $12,000, $153,000 and $217,000 were paid during fiscal 2004, 2003 and 2002, respectively, leaving a balance of approximately $4,000 accrued as of September 30, 2004. The balance is expected to be fully paid by January 2005.

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

     The following table summarizes the restructuring activity related to the above restructurings:

          Fiscal 2001 Restructuring Charge                         $  763,000
          Cash Payments - Fiscal 2001                                (377,000)
                                                                   ----------
          Restructuring Reserve as of September 30, 2001              386,000
          Fiscal 2002 Restructuring Charge                             88,000
          Cash Payments - Fiscal 2002                                (305,000)
                                                                   ----------
          Restructuring Reserve as of September 30, 2002              169,000
          Fiscal 2003 Restructuring Charge                            181,000
          Cash Payments - Fiscal 2003                                (334,000)
                                                                   ----------
          Restructuring Reserve as of September 30, 2003               16,000
          Cash Payments - Fiscal 2004                                 (12,000)
                                                                   ----------

          Restructuring Reserve as of September 30, 2004           $    4,000
                                                                   ==========

     At September 30, 2004 there was an additional accrued severance amount of approximately $1,000, which was not related to restructuring activities.


5.   INVENTORIES

     Inventories consisted of the following at September 30:

                                                  2004           2003

          Materials                            $   46,931     $   77,127
          Finished goods                           21,024         28,131
                                               ----------     ----------

          Total                                $   67,955     $  105,258
                                               ==========     ==========


6.   ACCRUED EXPENSES

     Accrued expenses consisted of the following at September 30:

                                                    2004             2003

          Accrued salaries and benefits         $    221,541     $    135,451
          Accrued royalties and commissions        1,165,553          832,941
          Accrued professional fees                  305,636          178,837
          Accrued severance                            5,401           19,035
          Other                                      328,699          337,357
                                                ------------     ------------

          Total                                 $  2,026,830     $  1,503,621
                                                ============     ============

7.   COMMITMENTS

     LEASES - The Company leases various facilities, equipment and automobiles in the U.S. and overseas under noncancelable operating leases which expire through 2008. The lease agreements generally provide for the payment of minimum annual rentals, pro-rata share of taxes, and maintenance expenses. Rental expense for all operating leases was $678,677, $766,416 and $810,027 for the years ended September 30, 2004, 2003 and 2002, respectively. Certain of the Company's facility leases include options to renew.

     As of September 30, 2004, minimum rental commitments under noncancelable operating leases are as follows:

          YEAR ENDING SEPTEMBER 30,

          2005                             $  575,991
          2006                                183,723
          2007                                 21,105
          2008                                  8,794
          2009                                   --
          Thereafter                             --
                                           ----------

          Total minimum lease payments     $  789,613
                                           ==========

     ROYALTIES - The Company is committed to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses and subscriptions was $1,677,231, $1,583,921 and $1,801,514 for the years ended September 30,
     2004, 2003 and 2002, respectively. The Company is not obligated to pay minimum royalty amounts.

     EARN-OUT ROYALTIES - As a result of the acquisition of Mergence (see Note
     2), the Company is required to make quarterly cash payments equal to 10% of the revenues, as defined, of Mergence's Researcher product for a period of six years. The Company is not required to pay any minimum amounts unless the Company ceases to compete in the markets, as defined, in which the Researcher product competes. The Company fully intends to continue to compete in these markets.

8.   LITIGATION

     In May 2004, the Company was served with a charge of discrimination filed with the Massachusetts Commission Against Discrimination (MCAD) by a current employee. In addition to the Company, the employee has named an executive of the Company as well as the employee's former supervisor as defendants. The employee alleges that her former supervisor engaged in sexually harassing conduct. The employee accuses the executive of engaging in retaliation upon learning of the employee's complaint. The complaint was withdrawn from the MCAD in August 2004, with the stated intent of pursuing the claim in Superior Court in the state of Massachusetts. To date, the Company has not been notified of any further filing. Given the early stage and current status of the claim, the Company is unable to predict the ultimate outcome. The Company intends to vigorously defend the claims.

     From time to time, the Company receives other claims and may be party to other actions that arise in the normal course of business. Other than as noted above, the Company does not believe the eventual outcome of any other pending matters will have a material effect on the Company's consolidated financial condition or results of operations.

9.   FINANCING ARRANGEMENTS

     LINE OF CREDIT - Until October 29, 2003, the Company maintained a bank line of credit. The credit line contained customary covenants, which required, among other items, that the Company maintain a minimum level of consolidated tangible net worth. In October 2003, the Company decided, based on its positive cash flow during the past two fiscal years and the current level of its cash holdings, it was in the Company's best interest to forego the expense required to continue the line of credit and, therefore, did not renew this line of credit.

     LETTER OF CREDIT - The Company has an irrevocable standby letter of credit with a bank securing performance of a five-year property lease. The Company has reserved a cash term deposit in the amount of $143,299 to secure the letter of credit. This amount is included as part of restricted cash in the Company's consolidated balance sheets at September 30, 2004 and 2003.

10.  INCOME TAXES

     Income (loss) from continuing operations before income taxes consists of the following for the years ended September 30:


                           2004              2003              2002

          Domestic     $    980,486      $  1,140,752      $  1,454,280
          Foreign           (22,360)         (288,707)         (607,901)
                       ------------      ------------      ------------

          Total        $    958,126      $    852,045      $    846,379
                       ============      ============      ============

     The (benefit) provision for income taxes consisted of the following for the years ended September 30:

                                                  2004              2003              2002
          Current:
            Federal                           $     21,350      $      5,500      $       --
            State                                     --                --                --
            Foreign                                   --                --                --
                                              ------------      ------------      ------------

                                                    21,350             5,500              --
                                              ------------      ------------      ------------

          Deferred:
            Federal                                  9,000           285,000           445,000
            State                                  171,000            48,500            76,000
            Foreign                                120,000          (140,500)         (322,000)
            Change in valuation allowance         (448,000)         (193,000)         (199,000)
                                              ------------      ------------      ------------

                                                  (148,000)             --                --
                                              ------------      ------------      ------------

          Total                               $   (126,650)     $      5,500      $       --
                                              ============      ============      ============

     At September 30, 2004, the Company had U.S. federal tax loss carryforwards of approximately $5 million, expiring at various dates through 2020, including $520,000 resulting from the Mergence acquisition undertaken during 2004 which are subject to additional annual limitations as a result of the changes in Mergence's ownership, and had approximately $2 million in state tax loss carryforwards, which commence expiration in 2005. An alternative minimum tax credit of approximately $148,000 is available to offset future regular federal taxes. Research and development credits of approximately $503,000 expire beginning in 2013. In addition, tax loss carryforwards in certain foreign jurisdictions total approximately $6 million.

     The components of the Company's net deferred tax assets are as follows at September 30:

                                                           2004              2003
          Deferred tax liabilities:
             Depreciation and amortization             $   (141,000)     $       --
             Other                                             --            (183,000)
             Prepaid expenses                               (37,000)         (121,000)
                                                       ------------      ------------

                                                           (178,000)         (304,000)
                                                       ------------      ------------
          Deferred tax assets:
            Net operating loss carryforwards              3,914,000         4,370,000
            Research and development credits                503,000           482,000
            Accounts and notes receivable reserves          204,000           287,000
            Accrued severance                                 7,000            70,000
            Alternative minimum tax credits                 148,000           132,000
            Depreciation and amortization                      --              94,000
            Other                                            85,000              --
                                                       ------------      ------------

                                                          4,861,000         5,435,000
                                                       ------------      ------------

          Total                                           4,683,000         5,131,000

          Valuation allowance                            (4,683,000)       (5,131,000)
                                                       ------------      ------------

          Deferred taxes, net                          $       --        $       --
                                                       ============      ============

     The Company had profitable domestic operations but continued to have operating losses from international operations for the years ended September 30, 2004, 2003 and 2002. This followed significant losses from operations, both domestically and internationally, over several prior years. Accordingly, management does not believe the tax assets are more likely than not to be realized and a full valuation allowance has been provided. The valuation allowance decreased by approximately $448,000 in 2004 and $193,000 in 2003 primarily because the Company maintains a full valuation allowance against the tax assets and such assets decreased primarily as a result of utilization of net operating loss carryforwards in each respective year. In both 2004 and 2003, domestic net operating loss carryforwards decreased as a result of income recorded domestically, partially offset by an increase in international loss carryforwards as a result of operating losses, resulting in an overall decrease in the related asset.

     SFAS No. 109, "Accounting for Income Taxes," requires recognition of deferred tax liabilities and deferred tax assets (and related valuation allowances, if necessary) for the deferred tax consequences of differences between the assigned values and the tax bases of the assets and liabilities recognized in a business combination. As Datawatch has deferred tax assets, against which a full valuation allowance has been provided, and the acquisition of Mergence resulted in the recording of a net deferred tax liability, the Company recorded a benefit for income taxes of $148,000 for the recognition of a reduction in the valuation allowance as a result of realizing the benefit of certain of the Company's deferred tax assets resulting from the deferred tax liabilities associated with the Mergence acquisition.

     The following table reconciles the Company's tax provision based on its effective tax rate to its tax provision based on the federal statutory rate of 34% for the years ended September 30, 2004, 2003 and 2002:

                                                       2004              2003              2002
          Provision at federal statutory rate      $    326,000      $    289,000      $    288,000
          State, net of federal impact                  113,000            59,500            86,000
          Foreign taxes                                (137,000)         (150,000)         (166,000)
          Valuation allowance released                 (448,000)         (193,000)         (199,000)
          Other                                          19,350              --              (9,000)
                                                   ------------      ------------      ------------

          (Benefit) provision for income taxes     $   (126,650)     $      5,500      $       --
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

     On December 10, 1996, the Company established the Datawatch Corporation 1996 Stock Plan (the "1996 Stock Plan"), which provides for the granting of both incentive stock options and nonqualified options, the award of Company common stock, and opportunities to make direct purchases of Company common stock (collectively, "Stock Rights"), as determined by a committee appointed by the Board of Directors. Options pursuant to this plan may be granted through December 10, 2006 and shall vest as specified by this committee.

     Selected information regarding the above stock option plans as of and for the year ended September 30, 2004 is as follows:

                                                                                    SHARES
                                                                                    ------
                                                                           AUTHORIZED      RESERVED FOR
                                                                            FOR GRANT     FUTURE ISSUANCE
          1996 International Employee Non-Qualified Stock Option Plan           88,888           10,706
          Datawatch Corporation 1996 Stock Plan                              1,248,000          145,210
                                                                          ------------     ------------

                                                                             1,336,888          155,916
                                                                          ============     ============

     The following table is a summary of combined activity for all of the Company's stock option plans:

                                                                       WEIGHTED-
                                                   NUMBER OF           AVERAGE
                                                    OPTIONS            EXERCISE
                                                  OUTSTANDING           PRICE

          Outstanding, October 1, 2001               500,010          $     3.63

              Granted                                402,882                0.90
              Canceled                               (98,398)               3.46
              Exercised                                 --                  --
                                                  ----------          ----------

          Outstanding, September 30, 2002            804,494                2.28

              Granted                                283,334                1.66
              Canceled                              (100,776)               2.51
              Exercised                              (39,590)               1.63
                                                  ----------          ----------

          Outstanding, September 30, 2003            947,462                2.10

              Granted                                127,000                3.38
              Canceled                               (83,712)               3.46
              Exercised                              (70,780)               1.81
                                                  ----------          ----------

          Outstanding, September 30, 2004            919,970          $     2.17
                                                  ==========

          Exercisable, September 30, 2004            635,934          $     2.21
                                                  ==========

          Exercisable, September 30, 2003            509,814          $     2.74
                                                  ==========

          Exercisable, September 30, 2002            381,478          $     3.55
                                                  ==========

     The following table presents weighted-average price and life information regarding options outstanding and exercisable at September 30, 2004:

                            Options Outstanding                          Options Exercisable
          --------------------------------------------------------      ----------------------
                                       Weighted-Average  Weighted-                   Weighted-
                                           Remaining      Average                     Average
            Exercise       Number of      Contractual     Exercise                    Exercise
             Prices         Shares        Life(Years)      Price        Shares          Price
          $ 0.73-1.08       270,914              8        $ 0.75        229,972        $ 0.75
            1.27-1.80       357,252              8          1.55        211,680          1.49
            2.60-3.38       148,896              7          2.70         81,382          2.71
            3.80-5.49        94,822              6          4.78         64,814          4.74
            5.76-7.59        40,974              5          6.90         40,974          6.90
               9.70           1,778              3          9.70          1,778          9.70
              15.89           5,334              2         15.89          5,334         15.89
                            -------        -------        ------        -------        ------

                            919,970              8        $ 2.17        635,934        $ 2.21
                            =======        =======        ======        =======        ======

     STOCK-BASED COMPENSATION - In November 2001, the Company issued 30,624 shares of common stock with and aggregate fair value of $37,500 to a director for services. The fair value of the stock issued to the director was expensed as the services were provided.

     On January 17, 2001, the Company renewed its line of credit agreements with a bank. In connection therewith, the Company issued the bank a warrant to purchase 31,112 shares of the Company's common stock at an exercise price of $1.125 per share. The fair market value of the warrant (determined using the Black-Scholes pricing model and the following assumptions: 116% volatility, 10-year estimated life and 6.2% risk-free interest rate) was determined to be $76,333, which was recorded as an increase in additional paid-in capital and was amortized to interest expense over the one-year renewal period.

     On October 30, 2001, the Company again renewed its line of credit agreements with a bank. In connection therewith, the Company issued the bank a warrant to purchase 99,338 shares of the Company's common stock at an exercise price of $0.755 per share. The fair market value of the warrant (determined using the Black-Scholes option-pricing model and the following assumptions: 134.3% volatility, 7-year estimated life and 4.8% risk-free interest rate) was determined to be $76,956, which was recorded as an increase in additional paid-in capital and was amortized to interest expense over the one-year renewal period.

     On May 3, 2002 the Company issued 48,996 shares of its common stock to the bank pursuant to the cashless exercise of the bank's warrants as allowed by the underlying agreements. There are no warrants outstanding at September 30, 2004.

     There were no issuances of equity instruments to non-employees in fiscal 2004 or 2003.

12.  RETIREMENT SAVINGS PLAN

     The Company has a 401(k) retirement savings plan covering substantially all of the Company's full-time domestic employees. Under the provisions of the plan, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company has not made any contributions during 2004, 2003 or 2002.

13.  SEGMENT INFORMATION

     The following table presents information about the Company's revenue by product lines for the years ended September 30, 2004, 2003 and 2002:

                                                                   2004      2003      2002
          Desktop (primarily Monarch)                                56 %      59 %      59 %
          Visual|QSM and Visual|HD                                   30        29        26
          Datawatch|ES (including Datawatch|RMS & iMergence)         14        12        15
                                                                  -----     -----     -----

                                                                    100 %     100 %     100 %
                                                                  =====     =====     =====

     The Company conducts operations in the U.S. and internationally (principally in the United Kingdom). The following table presents information about the Company's continuing geographic operations:

                                                             INTERNATIONAL
                                                             (PRINCIPALLY
                                              DOMESTIC            U.K.)       ELIMINATIONS         TOTAL
          Year Ended September 30, 2004
            Total revenue                   $ 12,782,198     $  7,573,558     $ (1,020,610)     $ 19,335,146
            Long-lived assets                  3,896,946          116,477             --           4,013,423

          Year Ended September 30, 2003
            Total revenue                   $ 12,014,158     $  6,745,762     $ (1,047,714)     $ 17,712,206
            Long-lived assets                  1,544,382          189,209             --           1,733,591

          Year Ended September 30, 2002
            Total revenue                   $ 12,659,607     $  7,904,520     $ (1,123,384)     $ 19,440,743
            Long-lived assets                  1,614,134          436,171             --           2,050,305

     The reconciliations of total long-lived assets to the amounts contained in the Company's consolidated financial statements at September 30, 2004 and 2003 are as follows:

                                                              2004***          2003***
          Property and equipment, net                     $    433,567     $    460,906
          Capitalized software development costs, net*         428,189          696,861
          Acquired software, net*                              508,333             --
          Patents, net*                                        138,833             --
          Goodwill                                           1,632,646             --
          Restricted cash                                      268,299          226,514
          Trademarks                                           345,152          285,152
          Customer list*                                       130,000             --
          Non -compete agreements*                             100,000             --
          Long-term notes receivable**                            --             25,832
          Deposits**                                            28,404           38,326
                                                          ------------     ------------

             Total long-lived assets                      $  4,013,423     $  1,733,591
                                                          ============     ============

     * Included in amortizing intangible assets, net in the accompanying consolidated financial statements.
    ** Included in other assets in the accompanying consolidated financial statements.
   ***  International amounts are not material.

     Export revenue aggregated $3,261,252, $3,292,638 and $4,276,732 in 2004,
     2003 and 2002, respectively.

14.  QUARTERLY RESULTS (UNAUDITED)

     Supplementary Information:

                                                               FIRST            SECOND             THIRD            FOURTH
          YEAR ENDED SEPTEMBER 30, 2004:
            Software license and subscription revenue       $  2,953,896     $  3,483,773      $  2,933,547     $  3,070,451
            Maintenance and service revenue                    1,453,192        1,710,830         1,775,807        1,953,650
            Cost of software licenses and subscriptions          630,093          760,288           590,786          601,460
            Cost of maintenance and services                     611,677          661,190           681,089          756,606
            Expenses                                           2,854,496        3,363,184         3,317,948        3,581,643
            Income from operations                               310,822          409,941           119,531           84,392
            Net income                                           323,525          395,563            99,650          266,038

            Net income per share - basic                    $       0.06     $       0.08      $       0.02     $       0.05
            Net income per share - diluted                  $       0.06     $       0.07      $       0.02     $       0.05

          YEAR ENDED SEPTEMBER 30, 2003:
            Software license and subscription revenue       $  3,292,881     $  2,627,221      $  3,603,543     $  2,686,212
            Maintenance and service revenue                    1,208,739        1,480,781         1,497,113        1,315,716
            Cost of software licenses and subscriptions          567,029          577,716           774,824          643,831
            Cost of maintenance and services                     614,357          615,886           563,485          574,828
            Expenses                                           3,298,171        2,968,754         3,066,475        2,620,662
            Income (loss) from operations                         22,063          (54,354)          695,872          162,607
            Net income (loss)                                     17,035          (50,290)          698,173          181,627

            Net income (loss) per share - basic                    $0.00           ($0.01)            $0.13            $0.03
            Net income (loss) per share - diluted                  $0.00           ($0.01)            $0.13            $0.03


                                   * * * * * *

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not Applicable.


ITEM 9A. INTERNAL CONTROLS AND PROCEDURES
-----------------------------------------

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

      Information with respect to Directors may be found under the caption "Election of Directors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2004. Such information is incorporated herein by reference. Information with respect to the Company's executive officers may be found under the caption "Executive Officers of the Registrant" appearing in Part I of this Annual Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

      The information set forth under the captions "Compensation and Other Information Concerning Directors and Officers" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2004 is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

      The information set forth under the caption "Principal Holders of Voting Securities" and "Equity Compensation Plans" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2004 is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

      The information set forth under the caption "Certain Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2004 is incorporated herein by reference.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

      The information set forth under the caption "Principal Accountant Fees and Services" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2004 is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     The following documents are filed as part of this report:

     (a) 1. CONSOLIDATED FINANCIAL STATEMENTS

            Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets as of September 30, 2004 and 2003 Consolidated Statements of Operations for the Years Ended September 30, 2004, 2003 and 2002
            Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2004, 2003 and 2002
            Consolidated Statements of Cash Flows for the Years Ended September 30, 2004, 2003 and 2002
            Notes to Consolidated Financial Statements

         2. FINANCIAL STATEMENT SCHEDULE

            All schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

         3. LIST OF EXHIBITS

    EX. NO.          DESCRIPTION
--------------------------------------------------------------------------------
  (1)      3.1       Restated Certificate of Incorporation of the Registrant
                     (Exhibit 3.2)
  (7)      3.2       Certificate of Amendment of Restated Certificate of
                     Incorporation of the Registrant (Exhibit 3.2)
  (1)      3.3       By-Laws, as amended, of the Registrant (Exhibit 3.3)
  (1)      4.1       Specimen certificate representing the Common Stock (Exhibit
                     4.4)
  (5)      4.2       Warrant to Purchase Stock issued to Silicon Valley Bank,
                     dated January 17, 2001 (Exhibit 4.1)
  (7)      4.3       Warrant to Purchase Stock issued to Silicon Valley Bank,
                     dated October 30, 2001 (Exhibit 4.3)
  (1)     10.1*      1987 Stock Plan (Exhibit 10.7)
  (1)     10.2*      Form of Incentive Stock Option Agreement of the Registrant
                     (Exhibit 10.8)
  (1)     10.3*      Form of Nonqualified Stock Option Agreement of the
                     Registrant (Exhibit 10.9)
  (1)     10.4       Software Development and Marketing Agreement by and between
                     Personics Corporation and Raymond Huger, dated January 19,
                     1989 (Exhibit 10.12)
  (11)    10.5       Option Purchase Agreement by and among Datawatch
                     Corporation, Personics Corporation and Raymond J. Huger
                     dated April 29, 2004. (Exhibit 10.1)
  (10)    10.6       Distribution Agreement, dated December 10, 1992, by and
                     between Datawatch Corporation and Ingram Micro Inc.
                     (Exhibit 10.2)
  (2)     10.7*      1996 Non-Employee Director Stock Option Plan, as amended on
                     December 10, 1996 (Exhibit 10.30)
  (2)     10.8*      1996 International Employee Non-Qualified Stock Option Plan
                     (Exhibit 10.31)
  (10)    10.9*      1996 Stock Plan as amended as of March 7, 2003 (Exhibit
                     10.1)
  (3)     10.10      Lease, dated August 31, 2000, by and between Fortune
                     Wakefield, LLC and Datawatch Corporation (Exhibit 10.27)
  (4)     10.11      Indemnification Agreement between Datawatch Corporation and
                     James Wood, dated January 12, 2001 (Exhibit 10.1)
  (4)     10.12      Indemnification Agreement between Datawatch Corporation and
                     Richard de J. Osborne, dated January 12,2001 (Exhibit 10.2)
  (6)     10.13      Form of Indemnification Agreement between Datawatch
                     Corporation and each of its Non-Employee Directors (Exhibit
                     10.1)
  (6)     10.14*     Advisory Agreement, dated April 5, 2001, by and between
                     Datawatch Corporation and Richard de J. Osborne (Exhibit
                     10.2)
  (7)     10.15*     Executive Agreement, dated July 9, 2001, between the
                     Company and Robert W. Hagger (Exhibit 10.24)
  (7)     10.16*     Management Transition Agreement, dated July 6, 2001,
                     between the Company and Bruce R. Gardner (Exhibit 10.25)
  (8)     10.17*     Executive Agreement, dated December 1, 2001, by and between
                     Datawatch Corporation and Calvin MacKay (Exhibit 10.1)

  (9)     10.18*     Executive Agreement, dated April 25, 2002, by and between
                     Datawatch Corporation and Alan R. MacDougall (Exhibit 10.1)
  (9)     10.19*     Executive Agreement, dated April 25, 2002, by and between
                     Datawatch Corporation and John Kitchen (Exhibit 10.2)
  (9)     10.20*     Professional Services Agreement, dated May 16, 2002, by and between Vested Development Inc. and Datawatch Corporation
                     (Exhibit 10.3)
  (12)    10.21      Stock Purchase Agreement among Datawatch Corporation,
                     Mergence Technologies Corporation and the Management
                     Sellers, dated as of August 11, 2004 (Exhibit 2.1).
  (12)    10.22      Form of Stock Purchase Agreement among Datawatch
                     Corporation, Mergence Technologies Corporation and the
                     Non-Management Sellers, dated as of August 11, 2004
                     (Exhibit 2.2)
          21.1       Subsidiaries of the Registrant (filed herewith)
          23.1       Consent of Independent Registered Pubic Accounting Firm
                     (filed herewith)
          31.1       Certification of the Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002. (filed
                     herewith)
          31.2       Certification of the Chief Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002. (filed
                     herewith)
          32.1       Certification of the Chief Executive Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
          32.2       Certification of the Chief Financial Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
--------------------------------------------------------------------------------

  * Indicates a management contract or compensatory plan or contract.

(1) Previously filed as an exhibit to Registration Statement 33-46290 on Form S-1 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form S-1).
(2) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).
(3) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).
(4) Previously filed as an exhibit to Registrant's Current Report on Form 8-K dated February 2, 2001 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 8-K).
(5) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(6) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(7) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).
(8) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(9) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(10) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(11) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit is such Form 10.Q).
(12) Previously filed as an exhibit to Registrant's Current Report on Form 8-K dated August 20, 2004 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 8-K).

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

                                         Datawatch Corporation

Date:  December 28, 2004                 By:  /s/ Robert W. Hagger
                                              -----------------------------
                                              Robert W. Hagger
                                              President, Chief Executive Officer
                                              and Director


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                                               DATE
/s/ Robert W. Hagger             President, Chief Executive Officer and Director     December 28, 2004
-----------------------------    (Principal Executive Officer)
Robert W. Hagger


/s/ Alan R. MacDougall           Senior Vice President of Finance, Chief             December 28, 2004
-----------------------------    Financial Officer, Treasurer and
Alan R. MacDougall               Assistant Secretary
                                 (Principal Financial and Accounting Officer)

/s/ Richard de J. Osborne        Chairman of the Board                               December 28, 2004
-----------------------------
Richard de J. Osborne


/s/ Thomas H. Kelly              Director                                            December 28, 2004
-----------------------------
Thomas Kelly


/s/ Terry W. Potter              Director                                            December 28, 2004
-----------------------------
Terry W. Potter


/s/ David T. Riddiford           Director                                            December 28, 2004
-----------------------------
David T. Riddiford


/s/ James Wood                   Director                                            December 28, 2004
-----------------------------
James Wood

                                  EXHIBIT INDEX

  (1)      3.1       Restated Certificate of Incorporation of the Registrant
                     (Exhibit 3.2)
  (7)      3.2       Certificate of Amendment of Restated Certificate of
                     Incorporation of the Registrant (Exhibit 3.2)
  (1)      3.3       By-Laws, as amended, of the Registrant (Exhibit 3.3)
  (1)      4.1       Specimen certificate representing the Common Stock (Exhibit
                     4.4)
  (5)      4.2       Warrant to Purchase Stock issued to Silicon Valley Bank,
                     dated January 17, 2001 (Exhibit 4.1)
  (7)      4.3       Warrant to Purchase Stock issued to Silicon Valley Bank,
                     dated October 30, 2001 (Exhibit 4.3)
  (1)     10.1*      1987 Stock Plan (Exhibit 10.7)
  (1)     10.2*      Form of Incentive Stock Option Agreement of the Registrant
                     (Exhibit 10.8)
  (1)     10.3*      Form of Nonqualified Stock Option Agreement of the
                     Registrant (Exhibit 10.9)
  (1)     10.4       Software Development and Marketing Agreement by and between
                     Personics Corporation and Raymond Huger, dated January 19,
                     1989 (Exhibit 10.12)
  (11)    10.5       Option Purchase Agreement by and among Datawatch
                     Corporation, Personics Corporation and Raymond J. Huger
                     dated April 29, 2004. (Exhibit 10.1)
  (10)    10.6       Distribution Agreement, dated December 10, 1992, by and
                     between Datawatch Corporation and Ingram Micro Inc.
                     (Exhibit 10.2)
  (2)     10.7*      1996 Non-Employee Director Stock Option Plan, as amended on
                     December 10, 1996 (Exhibit 10.30)
  (2)     10.8*      1996 International Employee Non-Qualified Stock Option Plan
                     (Exhibit 10.31)
  (10)    10.9*      1996 Stock Plan as amended as of March 7, 2003 (Exhibit
                     10.1)
  (3)     10.10      Lease, dated August 31, 2000, by and between Fortune
                     Wakefield, LLC and Datawatch Corporation (Exhibit 10.27)
  (4)     10.11      Indemnification Agreement between Datawatch Corporation and
                     James Wood, dated January 12, 2001 (Exhibit 10.1)
  (4)     10.12      Indemnification Agreement between Datawatch Corporation and
                     Richard de J. Osborne, dated January 12,2001 (Exhibit 10.2)
  (6)     10.13      Form of Indemnification Agreement between Datawatch
                     Corporation and each of its Non-Employee Directors (Exhibit
                     10.1)
  (6)     10.14*     Advisory Agreement, dated April 5, 2001, by and between
                     Datawatch Corporation and Richard de J. Osborne (Exhibit
                     10.2)
  (7)     10.15*     Executive Agreement, dated July 9, 2001, between the
                     Company and Robert W. Hagger (Exhibit 10.24)
  (7)     10.16*     Management Transition Agreement, dated July 6, 2001,
                     between the Company and Bruce R. Gardner (Exhibit 10.25)
  (8)     10.17*     Executive Agreement, dated December 1, 2001, by and between
                     Datawatch Corporation and Calvin MacKay (Exhibit 10.1)
  (9)     10.18*     Executive Agreement, dated April 25, 2002, by and between
                     Datawatch Corporation and Alan R. MacDougall (Exhibit 10.1)
  (9)     10.19*     Executive Agreement, dated April 25, 2002, by and between
                     Datawatch Corporation and John Kitchen (Exhibit 10.2)
  (9)     10.20*     Professional Services Agreement, dated May 16, 2002, by and between Vested Development Inc. and Datawatch Corporation
                     (Exhibit 10.3)
  (12)    10.21      Stock Purchase Agreement among Datawatch Corporation,
                     Mergence Technologies Corporation and the Management
                     Sellers, dated as of August 11, 2004 (Exhibit 2.1).
  (12)    10.22      Form of Stock Purchase Agreement among Datawatch
                     Corporation, Mergence Technologies Corporation and the
                     Non-Management Sellers, dated as of August 11, 2004
                     (Exhibit 2.2)
          21.1       Subsidiaries of the Registrant (filed herewith)
          23.1       Consent of Independent Registered Pubic Accounting Firm
                     (filed herewith)
          31.1       Certification of the Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002. (filed
                     herewith)
          31.2       Certification of the Chief Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002. (filed
                     herewith)
          32.1       Certification of the Chief Executive Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
          32.2       Certification of the Chief Financial Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
--------------------------------------------------------------------------------

  * Indicates a management contract or compensatory plan or contract.

(1) Previously filed as an exhibit to Registration Statement 33-46290 on Form S-1 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form S-1).
(2) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).
(3) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).
(4) Previously filed as an exhibit to Registrant's Current Report on Form 8-K dated February 2, 2001 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 8-K).
(5) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(6) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(7) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).
(8) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(9) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(10) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).
(11) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit is such Form 10.Q).
(12) Previously filed as an exhibit to Registrant's Current Report on Form 8-K dated August 20, 2004 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 8-K).