Form 10-Q
period 2004-12-31
DATAWATCH CORP
filed 2005-02-09
CIK 792130

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

                            Yes [_]    No  [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                          Outstanding at January 31, 2005
           -----                          -------------------------------

  Common Stock $.01 par value                        5,303,344


================================================================================

                              DATAWATCH CORPORATION
                              ---------------------
                          QUARTERLY REPORT ON FORM 10-Q
                          -----------------------------
                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2004
                 ----------------------------------------------

                                TABLE OF CONTENTS
                                -----------------




PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements                                             Page #

      a) Consolidated Condensed Balance Sheets:
         December 31, 2004 (unaudited) and September 30, 2004 .............   3

      b) Consolidated Condensed Statements of Operations:
         Three Months Ended December 31, 2004 and 2003 (unaudited) ........   4

      c) Consolidated Condensed Statements of Cash Flows:
         Three months Ended December 31, 2004 and 2003 (unaudited) ........   5

      d) Notes to Consolidated Condensed Financial Statements (unaudited)..   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................  15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......  27

Item 4.  Internal Controls and Procedures .................................  27

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings ................................................  29
Item 6.  Exhibits .........................................................  29


SIGNATURES ................................................................  30

                         PART I. - FINANCIAL INFORMATION

Item 1:  Financial Statements
         --------------------



                              DATAWATCH CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                          DECEMBER 31,     SEPTEMBER 30,
                                                                              2004             2004
                                                                          ------------     ------------
                                                                           (Unaudited)
                                                 ASSETS
CURRENT ASSETS:
  Cash and equivalents                                                    $  3,440,944     $  4,260,632
  Accounts receivable, net                                                   4,076,231        3,672,218
  Inventories                                                                   48,287           67,955
  Prepaid expenses                                                             648,337          614,566
                                                                          ------------     ------------
           Total current assets                                              8,213,799        8,615,371
                                                                          ------------     ------------

Property and equipment, net                                                    421,709          433,567
Goodwill                                                                     1,630,646        1,632,646
Other intangible assets, net                                                 1,544,105        1,650,507
Restricted cash                                                                268,299          268,299
Other                                                                           35,043           28,404
                                                                          ------------     ------------

                                                                          $ 12,113,601     $ 12,628,794
                                                                          ============     ============


                                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $    995,240     $  1,137,539
  Accrued expenses                                                           1,717,787        2,026,830
  Deferred revenue                                                           2,929,093        2,903,123
  Escrow for Mergence shareholders                                             126,080          125,373
                                                                          ------------     ------------
           Total current liabilities                                         5,768,200        6,192,865
                                                                          ------------     ------------

COMMITMENTS AND CONTINGENCIES  (Note 8)
SHAREHOLDERS' EQUITY:
  Common stock, par value $.01- 20,000,000 shares authorized;
    issued, 5,317,590 shares and 5,315,108 shares, respectively;
    outstanding, 5,303,344 shares and 5,300,862 shares, respectively            53,176           53,151
  Additional paid-in capital                                                21,831,076       21,828,621
  Accumulated deficit                                                      (15,141,244)     (14,987,462)
  Accumulated other comprehensive loss                                        (257,219)        (317,993)
                                                                          ------------     ------------
                                                                             6,485,789        6,576,317
  Less treasury stock, at cost - 14,246 shares                                (140,388)        (140,388)
                                                                          ------------     ------------
           Total shareholders' equity                                        6,345,401        6,435,929
                                                                          ------------     ------------

                                                                          $ 12,113,601     $ 12,628,794
                                                                          ============     ============

                THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF
               THESE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                              DATAWATCH CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                         THREE MONTHS ENDED DECEMBER 31,
                                                                         ------------------------------
                                                                             2004              2003
                                                                         ------------      ------------
REVENUE:
  Software licenses and subscriptions                                    $  3,216,938      $  2,953,896
  Maintenance and services                                                  1,870,390         1,453,192
                                                                         ------------      ------------
           Total Revenue                                                    5,087,328         4,407,088
                                                                         ------------      ------------

COSTS AND EXPENSES:
  Cost of software licenses and subscriptions                                 593,915           630,093
  Cost of maintenance and services                                            915,937           611,677
  Sales and marketing                                                       2,178,400         1,538,951
  Engineering and product development                                         549,963           279,644
  General and administrative                                                1,029,074         1,035,901
                                                                         ------------      ------------

           Total costs and expenses                                         5,267,289         4,096,266
                                                                         ------------      ------------
(LOSS) INCOME FROM OPERATIONS                                                (179,961)          310,822
INTEREST EXPENSE                                                                 (713)               --
INTEREST INCOME AND OTHER                                                      26,892            18,203
                                                                         ------------      ------------
(LOSS) INCOME BEFORE INCOME TAXES                                            (153,782)          329,025
PROVISION FOR INCOME TAXES                                                         --             5,500
                                                                         ------------      ------------

NET (LOSS) INCOME                                                        $   (153,782)     $    323,525
                                                                         ============      ============

NET (LOSS) INCOME PER SHARE - Basic and Diluted                          $      (0.03)     $       0.06
                                                                         ============      ============

WEIGHTED AVERAGE  SHARES OUTSTANDING - Basic                                5,301,804         5,230,846
                                                                         ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING - Diluted                               5,301,804         5,710,836
                                                                         ============      ============

                THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF
               THESE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                              DATAWATCH CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                         THREE MONTHS ENDED DECEMBER 31,
                                                                         ------------------------------
                                                                             2004              2003
                                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                      $   (153,782)     $    323,525
  Adjustments to reconcile net (loss) income to cash (used in)
  provided by operating activities:
      Depreciation and amortization                                           164,347           205,053
      Allowances for doubtful accounts and sales returns                       18,895             9,544
      Loss on disposition of equipment                                         21,286                --
      Changes in current assets and liabilities:
         Accounts receivable                                                 (349,348)          217,761
         Inventories                                                           20,437            19,718
         Prepaid expenses and other                                           (14,170)          (77,018)
         Accounts payable and accrued expenses                               (506,169)         (221,777)
         Deferred revenue                                                     (71,161)          126,626
                                                                         ------------      ------------
            Cash (used in) provided by operating activities                  (869,665)          603,432
                                                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and fixtures                                          (54,508)          (51,094)
  Proceeds from sale of equipment                                               2,047                --
  Capitalized software development costs                                       (9,040)               --
  Other assets                                                                 (5,180)           25,832
                                                                         ------------      ------------
            Cash used in investing activities                                 (66,681)          (25,262)
                                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from exercise of stock options                                   2,479             1,308
  Principal payments on long-term obligations                                      --            (2,651)
  Restricted cash                                                                 707                --
                                                                         ------------      ------------
            Cash provided by (used in) financing activities                     3,186            (1,343)
                                                                         ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS                       113,472           145,740
                                                                         ------------      ------------

(DECREASE) INCREASE IN CASH AND EQUIVALENTS                                  (819,688)          722,567
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                   4,260,632         5,070,850
                                                                         ------------      ------------

CASH AND EQUIVALENTS, END OF PERIOD                                      $  3,440,944      $  5,793,417
                                                                         ============      ============
SUPPLEMENTAL INFORMATION:
  Interest paid                                                          $        713      $         --
                                                                         ============      ============

                THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF
               THESE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                              DATAWATCH CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

        The accompanying consolidated condensed financial statements include the accounts of Datawatch Corporation (the "Company") and its wholly owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2004 filed with the Securities and Exchange Commission (the "SEC"). All significant intercompany accounts and transactions have been eliminated.

        In the opinion of management, the accompanying consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. Presentation of certain amounts for the period ended December 31, 2003 and as of September 30, 2004 have been changed to conform to the December 31, 2004 presentation.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the Company's consolidated condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, sales returns reserve, useful lives of property and equipment, valuation of deferred tax assets, business combinations, and valuation of goodwill and intangible assets.

REVENUE RECOGNITION

        The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are generally sold directly to end-users. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Sales to distributors and resellers accounted for approximately 30% and 29%, respectively, of total sales for the three months ended December 31, 2004 and 2003. Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company's software product offerings are "off-the-shelf" as such term is defined by Statement of Position No. 97-2, "SOFTWARE REVENUE RECOGNITION." The Company's products are relatively straightforward and the software can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

                              DATAWATCH CORPORATION
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


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

        The Company also sells its Enterprise Software using a subscription model. At the time a customer enters into a binding agreement to purchase a subscription, the customer is invoiced for an initial 90 day service period and an account receivable and deferred revenue are recorded. Beginning on the date the software is installed at the customer site and available for use by the customer, and provided that all other criteria for revenue recognition are met, the deferred revenue amount is recognized ratably over the period the service is provided. The customer is then invoiced every 90 days and revenue is recognized ratably over the period the service is provided. Subscriptions can be cancelled by the customer at any time by providing 90 days written notice.

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

                              DATAWATCH CORPORATION
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


STOCK OPTIONS

        The Company uses the intrinsic-value method of valuing its stock options to measure compensation expense associated with grants of stock options to employees and directors. As permitted under SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE," that amended SFAS No. 123 ("SFAS 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION," the Company has elected to continue to follow the intrinsic-value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had the Company recognized compensation for its stock options and purchase plans based on the fair value for awards under those plans, pro forma net (loss) income and pro forma net
(loss) income per share would have been as follows:

                                               THREE MONTHS ENDED DECEMBER 31,
                                               -------------------------------
                                                   2004               2003
                                               ------------       ------------
                                                         (unaudited)

Net (loss) income, as reported                 $   (153,782)      $    323,525
Less: Total stock-based employee
    compensation expense determined under
    fair value based method for all awards          (67,213)           (53,756)
                                               ------------       ------------
Pro forma net (loss) income                    $   (220,995)      $    269,769
                                               ============       ============

Net (loss) income per share:
  Basic - as reported                                ($0.03)             $0.06
  Basic - pro forma                                  ($0.04)             $0.05

  Diluted - as reported                              ($0.03)             $0.06
  Diluted - pro forma                                ($0.04)             $0.05


        The fair values used to compute pro forma net (loss) income and pro forma net (loss) income per share were estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                               THREE MONTHS ENDED DECEMBER 31,
                                               -------------------------------
                                                   2004               2003
                                               ------------       ------------
Risk-free interest rate                                3.4%               3.2%
Expected life of option grants (years)                 5.0                4.0
Expected volatility of underlying stock              110.3%             119.4%
Expected dividend payment rate                         0.0%               0.0%


        On December 16, 2004, FASB issued a revision to SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" titled "SHARE-BASED PAYMENT." This revision requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on the grant-date fair value. The revised standard will be effective for public companies for fiscal periods beginning after June 15, 2005. The standard offers the Company alternative methods of adopting the standard. The Company has not yet determined which alternative method it will use. See Note 10 for further explanation.

                              DATAWATCH CORPORATION
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


CONCENTRATION OF CREDIT RISKS AND MAJOR CUSTOMERS

        The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary and normal credit terms. One customer, Ingram Micro Inc., individually accounted for 22% and 17% of total revenue for the three months ended December 31, 2004 and 2003, respectively. Ingram Micro Inc. accounted for 25% and 31% of outstanding gross trade receivables as of December 31, 2004 and September 30, 2004, respectively. The Company sells to Ingram Micro Inc. under a distribution agreement, which automatically renews for successive one-year terms unless terminated. Other than this customer, no other customer constitutes a significant portion (more than 10%) of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

GOODWILL AND OTHER INTANGIBLE ASSETS

        Intangible assets consist of capitalized software cost, acquired technology, patents, customer relationships, trademarks and trade names acquired through business combinations. The values allocated to these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in cost of software license and subscriptions. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

        Goodwill and certain trademarks are not subject to amortization and are tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired, but if the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, must be measured. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.


NOTE 2. BUSINESS COMBINATIONS

        MERGENCE TECHNOLOGIES CORPORATION

        On August 11, 2004, the Company acquired 100% of the outstanding shares of Mergence Technologies Corporation for an acquisition cost of $2,596,691 comprised of $2,500,000 in cash and direct costs of $96,691. The Mergence purchase agreement also includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of the revenues, as defined, of Mergence's Researcher product for a period of six years. Payment amounts will be expensed as a cost of revenue as the Researcher product is recognized as revenue. The Company did not expense any such payments during fiscal 2004 and as of the three months ended December 31, 2004 as no Researcher products were recognized as revenue from the date of acquisition through December 31, 2004.

        Mergence was acquired to broaden and expand the Company's product offerings. Mergence's results are included with those of the Company from the date of acquisition.

                              DATAWATCH CORPORATION
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


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

        Datawatch has determined that the trademark has an indefinite life and as such the trademark is not being amortized. The trademark and goodwill will be tested for impairment annually, or on an interim basis, if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. No portion of the goodwill is deductible for tax purposes.


NOTE 3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

        Other intangible assets, net were comprised of the following as of December 31, 2004 (unaudited) and September 30, 2004:

                                                   DECEMBER 31, 2004                        SEPTEMBER 30, 2004
                                         --------------------------------------   --------------------------------------
                            WEIGHTED       GROSS                        NET         GROSS                        NET
IDENTIFIED               AVERAGE USEFUL   CARRYING    ACCUMULATED     CARRYING     CARRYING    ACCUMULATED     CARRYING
INTANGIBLE ASSET         LIFE IN YEARS     AMOUNT     AMORTIZATION     AMOUNT       AMOUNT     AMORTIZATION     AMOUNT
-------------------------------------------------------------------------------   --------------------------------------
Capitalized software            3        $1,632,160   $ (1,263,672)  $  368,488   $1,623,120   $ (1,194,931)  $  428,189
Purchased software              5           520,000        (37,222)     482,778      520,000        (11,667)     508,333
Patents                        20           140,000         (2,625)     137,375      140,000         (1,167)     138,833
Customer lists                  4           130,000        (12,188)     117,812      130,000             --      130,000
Non-compete agreements          5           100,000         (7,500)      92,500      100,000             --      100,000
Trademarks                 indefinite       345,152             --      345,152      345,152             --      345,152
                                         --------------------------------------   --------------------------------------
Total                                    $2,867,312   $ (1,323,207)  $1,544,105   $2,858,272   $ (1,207,765)  $1,650,507
                                         ==========   ============   ==========   ==========   ============   ==========

        For the three months ended December 31, 2004 and 2003, amortization expense related to identified intangible assets was $115,442 and $140,343, respectively.

                              DATAWATCH CORPORATION
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


        The estimated future amortization expense related to other intangible assets as of December 31, 2004 was as follows:

FISCAL YEAR
------------------------
Remainder of fiscal 2005                              $  343,657
2006                                                     317,675
2007                                                     163,557
2008                                                     118,771
2009                                                      87,833
2010                                                      70,335
Thereafter                                                97,125
                                                      ----------
Total                                                 $1,198,953
                                                      ==========


        The carrying amount of goodwill and certain trademarks that have been determined to have indefinite lives as of December 31, 2004 was $1,630,646 and $345,152, respectively.


NOTE 4. INVENTORIES

        Inventories consisted of the following at December 31, 2004 and September 30, 2004:

                                                     DECEMBER 31,  SEPTEMBER 30,
                                                         2004          2004
                                                      ----------    ----------
                                                      (unaudited)

        Raw materials                                 $   28,757    $   46,931
        Finished goods                                    19,530        21,024
                                                      ----------    ----------
        Total                                         $   48,287    $   67,955
                                                      ==========    ==========


NOTE 5. DEFERRED REVENUE

        Deferred revenue consisted of the following at December 31, 2004 and September 30, 2004:

                                                     DECEMBER 31,  SEPTEMBER 30,
                                                         2004          2004
                                                      ----------    ----------
                                                      (unaudited)

        Maintenance                                   $2,373,782    $2,440,719
        Other                                            555,311       462,404
                                                      ----------    ----------
        Total                                         $2,929,093    $2,903,123
                                                      ==========    ==========

                              DATAWATCH CORPORATION
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

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

NOTE 6. COMPREHENSIVE (LOSS) INCOME

        The following table sets forth the reconciliation of net (loss) income to comprehensive (loss) income:
                                                         THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                      ------------------------
                                                         2004          2003
                                                      ----------    ----------
        Net (loss) income                             $ (153,782)   $  323,525
        Other comprehensive income:
           Foreign currency translation adjustments       60,774        75,728
                                                      ----------    ----------
        Comprehensive (loss) income                   $  (93,008)   $  399,253
                                                      ==========    ==========

        Accumulated other comprehensive (loss) income reported in the consolidated condensed balance sheets consists only of foreign currency translation adjustments.

NOTE 7. BASIC AND DILUTED NET (LOSS) INCOME PER SHARE

        Basic net (loss) income per common share is computed by dividing net
(loss) income by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share reflects the impact, when dilutive, of the exercise of options and warrants using the treasury stock method.

        Potential dilutive common stock options aggregating 603,198 and 111,578 shares for the three months ended December 31, 2004 and 2003, respectively, have been excluded from the computation of diluted net (loss) income per share because their inclusion would be antidilutive.


NOTE 8. COMMITMENTS AND CONTINGENCIES

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

                              DATAWATCH CORPORATION
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 9. SEGMENT INFORMATION

        The Company has determined that it has only one reportable segment. The Company's chief operating decision maker, as defined, (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company's consolidated operations and operating results.

        The following table presents information about the Company's revenue by product lines:
                                                       THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                      ---------------------
                                                        2004         2003
                                                      --------     --------
        Desktop and Server Software
           (primarily Monarch)                           56%          62%
        Report Management Solutions
           (including Datawatch|ES & iMergence)          15%           8%
        Service Management Solutions
           (including Visual|QSM & Visual|HD)            29%          30%
                                                      --------     --------
        Total                                           100%         100%
                                                      ========     ========


        The Company's operations are conducted in the U.S. and internationally (principally in the United Kingdom). The following tables present information about the Company's geographic operations:

                                                                 INTERNATIONAL
                                                                 (PRINCIPALLY
                                                  DOMESTIC           U.K.)        ELIMINATIONS        TOTAL
                                                ------------     ------------     ------------     ------------
        TOTAL REVENUE
        ------------------------------------
        Three months ended December 31, 2004    $  3,152,071     $  2,194,190     $   (258,933)    $  5,087,328
        Three months ended December 31, 2003    $  2,980,590     $  1,672,829     $   (246,331)    $  4,407,088

        TOTAL OPERATING (LOSS) INCOME
        ------------------------------------
        Three months ended December 31, 2004    $    (59,410)    $   (120,551)    $         --     $   (179,961)
        Three months ended December 31, 2003    $    323,783     $    (12,961)    $         --     $    310,822

        NON-CURRENT ASSETS
        ------------------------------------
        At December 31, 2004                    $  3,770,303     $    129,499                      $  3,899,802
        At September 30, 2004                   $  3,896,946     $    116,477                      $  4,013,423

                              DATAWATCH CORPORATION
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


        The reconciliation of total non-current assets to the amounts contained in the Company's financial statements is as follows:

                                                     DECEMBER 31,  SEPTEMBER 30,
                                                         2004          2004
                                                     ------------  ------------
                                                      (unaudited)

        Property and equipment, net                  $    421,709  $    433,567
        Capitalized software development costs, net       368,488       428,189
        Acquired software, net                            482,778       508,333
        Patents, net                                      137,375       138,833
        Goodwill                                        1,630,646     1,632,646
        Restricted cash                                   268,299       268,299
        Trademarks                                        345,152       345,152
        Customer list, net                                117,812       130,000
        Non -compete agreements, net                       92,500       100,000
        Deposits *                                         35,043        28,404
                                                     ------------  ------------
           Total long-lived assets                   $  3,899,802  $  4,013,423
                                                     ============  ============


        * Included in other assets in the accompanying consolidated condensed financial statements.


NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

        In December 16, 2004, the FASB issued SFAS No. 123R, SHARE-BASED PAYMENT ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. We are evaluating the two methods of adoption allowed by SFAS No. 123R; the modified-prospective transition method and the modified-retrospective transition method.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------
GENERAL

         Datawatch is engaged in the design, development, manufacture, marketing, and support of business computer software primarily for the Windows-based market. Its products address the enterprise content management and reporting, business intelligence, data replication, service management and help desk markets.

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

         On August 11, 2004, Datawatch acquired 100% of the shares of Mergence Technologies Corporation in exchange for $2.5 million in cash. The purchase agreement also included a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product for a period of six years. The activities of Mergence from August 11, 2004 are included in the Company's consolidated financial statements. See Note 2 to the Consolidated Condensed Financial Statements which appear elsewhere herein for more detailed financial information on the acquisition of Mergence.

         During the first quarter of fiscal 2004, the Company introduced a subscription sales model for the sale of its enterprise products. The Company continues to offer its enterprise products through the sale of perpetual licenses and introduced the subscription pricing model to allow customers to begin using the Company's products at a lower initial cost of software acquisition. Subscriptions automatically renew unless terminated with 90 days notice. During fiscal 2004 and the three months ended December 31, 2004, revenues under the subscription model were not significant, however, customer interest in the model and sales under the model have been increasing.

CRITICAL ACCOUNTING POLICIES

         In the preparation of financial statements and other financial data, management applies certain accounting policies to transactions that, depending on choices made by management, can result in different outcomes. In order for a reader to understand the following information regarding the financial performance and condition of the Company, an understanding of those accounting policies is important. Certain of those policies are comparatively more important to the Company's financial results and condition than others. The policies that the Company believes are most important for a reader's understanding of the financial information provided in this report are described below.

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

         The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are generally sold directly to end-users. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Sales to distributors and resellers accounted for approximately 30% and 29%, respectively, of total sales for the three months ended December 31, 2004 and 2003. Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company's software product offerings are "off-the-shelf" as such term is defined by Statement of Position No. 97-2, "SOFTWARE REVENUE RECOGNITION." The Company's products are relatively straightforward and the software can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations of the Company.

         Desktop and Server Software products are generally not sold in multiple element arrangements. Accordingly, the price paid by the customer is considered the vendor specific objective evidence ("VSOE") of fair value for those products.

         Enterprise Software sales are generally multiple element arrangements which include software license deliverables, professional services and post-contract customer support. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to a software license. In applying the residual method, the Company deducts from the sale proceeds the VSOE of fair value of the services and post-contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and do not involve modification or customization of the software or any other unusual acceptance clauses or terms. Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post-contract customer support services is deferred and recognized ratably over the contract period (generally one year). Such deferred amounts are recorded as part of deferred revenue in the Company's Consolidated Condensed Balance Sheets included elsewhere herein.

         The Company also sells its Enterprise Software using a subscription model. At the time a customer enters into a binding agreement to purchase a subscription, the customer is invoiced for an initial 90 day service period and an account receivable and deferred revenue are recorded. Beginning on the date the software is installed at the customer site and available for use by the customer, and provided that all other criteria for revenue recognition are met, the deferred revenue amount is recognized ratably over the period the service is provided. The customer is then invoiced every 90 days and revenue is recognized ratably over the period the service is provided. Subscriptions can be cancelled by the customer at any time by providing 90 days written notice.

         The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, and VorteXML sold directly to end-users, include a guarantee under which such customers may return products within 30 to 60 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in SFAS No. 48, "REVENUE RECOGNITION WHEN RIGHT OF RETURN EXISTS." Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company's experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by the Company. The Company's returns reserve was $194,670 and $186,277 for the period as of December 31, 2004 and September 30, 2004, respectively.

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on the Company's financial position and results of operations. The Company's allowance for doubtful accounts was $244,295 and $230,034 for the period as of December 31, 2004 and September 30, 2004, respectively.

Deferred Tax Assets

         The Company has deferred tax assets related to net operating loss carryforwards and tax credits that expire at different times through and until 2020. Significant judgment is required in determining the Company's provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company's deferred tax assets will be recoverable are considered in making these determinations. The Company's domestic operations have been profitable during the past three years while international operations have continued to generate operating losses. During fiscal 2004, the Company increased sales and marketing expense by approximately 24% and introduced a subscription sales model, both of which could have an adverse effect on profitability in the near term. Accordingly, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance, previously provided against the deferred tax assets, continues to be provided. Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in the Company concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes. Total net deferred tax asset subject to a valuation allowance was approximately $4.7 million as of December 31, 2004.

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

Goodwill, other intangible assets and other long-lived assets.

         The Company performs an evaluation of whether goodwill is impaired annually or when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Fair value is determined using market comparables for similar businesses or forecasts of discounted future cash flows. The Company also reviews other intangible assets and other long-lived assets when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Should the fair value of the Company's long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2004 and 2003
---------------------------------------------

         The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from the unaudited consolidated condensed financial statements contained in this Quarterly Report on Form 10-Q. The operating results for any period should not be considered indicative of the results expected for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

                                                Three Months Ended December 31,
                                                    2004              2003
                                                  --------          --------
REVENUE:
  Software licenses and subscriptions                 63.2%             67.0%
  Maintenance and services                            36.8%             33.0%
                                                  --------          --------
           Total Revenue                             100.0%            100.0%
                                                  --------          --------

COSTS AND EXPENSES:
  Cost of software licenses and subsriptions          11.7%             14.3%
  Cost of maintenance and services                    18.0%             13.9%
  Sales and marketing                                 42.8%             34.9%
  Engineering and product development                 10.8%              6.3%
  General and administrative                          20.2%             23.5%
                                                  --------          --------

           Total costs and expenses                  103.5%             92.9%
                                                  --------          --------
(LOSS) INCOME FROM OPERATIONS                         (3.5)%             7.1%
INTEREST EXPENSE
INTEREST INCOME AND OTHER                              0.5%              0.4%
                                                  --------          --------
(LOSS) INCOME BEFORE INCOME TAXES                     (3.0)%             7.5%
PROVISION FOR INCOME TAXES                             0.0%              0.1%
                                                  --------          --------
NET (LOSS) INCOME                                     (3.0)%             7.4%
                                                  ========          ========

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

TOTAL REVENUES

            The following table presents total revenue, change in total revenue and total revenue growth for the three months ended December 31, 2004 and 2003:

                                          THREE MONTHS ENDED                  PERCENTAGE
                                             DECEMBER 31,        INCREASE      INCREASE
                                         2004         2003      (DECREASE)    (DECREASE)
                                      ----------   ----------   ----------    ----------
Software licenses and subscriptions   $3,216,938   $2,953,896      263,042       8.9%
Maintenance and services               1,870,390    1,453,192      417,198      28.7%
                                      ----------   ----------   ----------
Total revenue                         $5,087,328   $4,407,088   $  680,240      15.4%
                                      ==========   ==========   ==========

         Software licenses and subscription revenue increased by approximately $263,000 or 8.9% as compared to the three months ended December 31, 2003. Revenues from Datawatch|ES license and subscription revenue and iMergence iStore revenue, resulting from the inclusion of Mergence products subsequent to the Mergence acquisition, represented the majority of the increase for the three months ended December 31, 2004. These increases were partially offset by a decrease in Visual|QSM and Visual|HD license revenue for the quarter. The Company attributes the increases in Datawatch|ES and Monarch software license and subscription revenue to increased capital spending and an improved domestic and international economic outlook. The decrease in Visual|QSM and Visual|HD software license and subscription revenue is related to increased competitive pressures and product pricing for products in this mature market.

         Maintenance and services revenues increased approximately $417,000 or 28.7% as compared to the three months ended December 31, 2003. This increase is primarily attributable to increases in service revenues from Visual|QSM solutions. Additionally, the Datawatch|ES revenue includes iMergence iStore maintenance and services revenue of approximately $112,000 resulting from the inclusion of Mergence products subsequent to the Mergence acquisition. The Company attributes the increases in maintenance and services revenue to continued customer loyalty resulting in increased demand for professional services and a high percentage of maintenance renewals.

         COSTS AND OPERATING EXPENSES

            The following table presents costs and operating expenses, changes in costs and operating expenses and costs and operating expenses growth for the three months ended December 31, 2004 and 2003:

                                                        THREE MONTHS ENDED                      PERCENTAGE
                                                           DECEMBER 31,           INCREASE       INCREASE
                                                        2004          2003       (DECREASE)     (DECREASE)
                                                    -----------   -----------   -----------    -----------
Costs of software licenses and subscriptions        $   593,915   $   630,093       (36,178)          (5.7)%
Costs of maintenance and services                       915,937       611,677       304,260           49.7%
Sales and marketing expenses                          2,178,400     1,538,951       639,449           41.6%
Engineering and product development expenses            549,963       279,644       270,319           96.7%
General and administrative expenses                   1,029,074     1,035,901        (6,827)          (0.7)%
                                                    -----------   -----------   -----------
Total costs and operating expenses                  $ 5,267,289   $ 4,096,266   $ 1,171,023           28.6%
                                                    ===========   ===========   ===========

         Cost of software licenses and subscriptions for the three months ended December 31, 2004 was 18.5% of software license and subscription revenues, as compared to 21.3% of software license revenues for the three months ended December 31, 2003.

         Cost of maintenance and services for the three months ended December 31, 2004 was 49% of maintenance and service revenues, as compared to 42% for the three months ended December 31, 2003. Cost of maintenance and services as a percentage of maintenance and service revenues increased for the three months ended December 31, 2004 when compared to the three months ended December 31, 2003, primarily due to the use of third-party consultants to supplement the Company's internal consulting and training staff. During Fiscal year 2004, the Company implemented a Sales Performance Strategy and increased the consulting staff as well as the Company's sales staff. We have temporarily increased service costs as the Company transitions outsourced service activities in-house. Another factor is that as the Company's product model has changed. The Company begins to see a shift in selling more subscriptions, the revenues are recognized over future periods rather than at the point of sale. Due to an increase in subscription orders over the last 6 months, extra professional services expenses, and systems installation costs, were incurred in the quarter for project work associated with the implementation of the systems for these customers.

         Sales and marketing expenses increased approximately $639,000, or 42%. This increase is primarily attributable to increased sales staff salaries and related expenses. During fiscal year 2004, the Company implemented a Sales Performance Strategy to increase its sales and marketing team in order to focus on driving our top line revenue growth.

         Engineering and product development expenses increased approximately $270,000 or 97%. This increase is primarily attributable to increased costs of product development expenses resulting from the Datawatch Technologies subsidiary (formerly Mergence Technologies) acquired in August 2004. As part of this acquisition, the Company intends to transition some outsourced development activities in-house, but currently continues to use third-party development activities as well as in-house development.

         General and administrative expenses decreased approximately $7,000 or 1%. General and administrative expenses remained relatively consistent for the three months ended December 31, 2004.

         The Company's current estimate is that it will not be in a significant taxable position in any jurisdiction primarily as a result of the availability of loss carryforwards for which valuation allowances had previously been provided. At December 31, 2004, the Company had federal tax loss carryforwards available to offset future taxable income of approximately $5 million; a full valuation reserve has been established against these assets as uncertainty continues to exist regarding the Company's ability to generate sufficient future taxable income for the utilization of these losses. (See the section titled Critical Accounting Policies included elsewhere in this Part I, Item 2 for a further discussion of the Company's income tax policy.)

         Net (loss) for the three months ended December 31, 2004 was approximately $(154,000), which compares to net income of approximately $324,000 for the three months ended December 31, 2003.

         OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

         The Company leases various facilities, equipment and automobiles in the U.S. and overseas under noncancelable operating leases that expire through 2008. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $162,000 and $150,000 for the three months ended December 31, 2004 and 2003, respectively.

         As of December 31, 2004, minimum rental commitments under noncancelable operating leases are as follows:

          Fiscal Year
          -----------
          Remainder of 2005                   $467,943
          2006                                 192,693
          2007                                  21,105
          2008                                   8,794
                                              --------
          Total minimum lease payments        $690,535
                                              ========

         The Company is also committed to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $372,000 and $393,000, respectively, for the three months ended December 31, 2004 and 2003. The Company is not obligated to pay any minimum royalty amounts.

         On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product until September 30, 2010. There was no revenue recognized from the sale of the Datawatch|Researcher product from the date of acquisition to December 31, 2004. Accordingly, the Company expensed no such amounts during fiscal 2004 and the three months ended December 31, 2004. See Note 2 to the Consolidated Condensed Financial Statements which appear elsewhere herein for more detailed financial information on the acquisition of Mergence.

         The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of December 31, 2004.

         The Company is required by the lease related to its Lowell, Massachusetts facility to provide a letter of credit in the amount of approximately $143,000 as a security deposit to provide credit support payment to the landlord of amounts due under the lease. Cash on deposit providing security in the amount of this letter of credit is classified as part of restricted cash in the Company's consolidated condensed balance sheets as of December 31, 2004 and September 30, 2004.

         In the August 2004 Stock Purchase Agreement for the acquisition of Mergence, the Company made certain warranties regarding, among other things, its legal authority to enter into the agreement consummating the acquisition and its ability to continue in its business. The Company further agreed to indemnify the sellers of Mergence and hold them harmless for any damages incurred or suffered arising out of any misrepresentation or breach of such warranties made by the Company in the agreement. The Company believes that no such misrepresentations or breaches of warranty exist, or are likely to exist in the future, and, accordingly, has recorded no liabilities related to such indemnification.

         The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company's products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004.

         Certain of the Company's agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004.

         As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company's request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company's director and officer insurance policy limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2004.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company had net loss of approximately $(154,000) for the three months ended December 31, 2004 as compared to net income of approximately $324,000 for the three months ended December 31, 2003. During the three months ended December 31, 2004, approximately $(870,000) of cash was used by the Company's operations as compared to approximately $603,000 of cash provided by operations during the three months ended December 31, 2003. The main use of cash from operations for the three months ended December 31, 2004 was a result of the payment of accrued expenses and accounts payables related to accounting fees, legal fees and year-end bonus amounts, as well as an increase in the accounts receivable balances due to the timing of invoicing and cash collections.

         Net cash used in investing activities for the three months ended December 31, 2004 of $(67,000) is primarily the result of the purchase of fixed assets.

         Net cash provided by financing activities for the three months ended December 31, 2004 of $3,000 is primarily the result of the cash received from the exercise of employee stock options.

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

         Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company's cash needs for working capital and anticipated capital expenditures for at least the next twelve months. The Company does not currently anticipate any cash requirements, during that time, to fund significant growth, capital expenditures or the acquisition of complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements.

         Management believes that the Company's current operations have not been materially impacted by the effects of inflation.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In December 16, 2004, the FASB issued SFAS No. 123R, SHARE-BASED PAYMENT ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. We are evaluating the two methods of adoption allowed by SFAS No. 123R; the modified-prospective transition method and the modified-retrospective transition method.

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

         Weakening of World Wide Economic Conditions and the Computer Software Market May Result in Lower Revenue Growth Rates or Decreased Revenues

         The revenue growth and profitability of the Company's business depends on the overall demand for computer software and services, particularly in the markets in which it competes. Because the Company's sales are primarily to major corporate customers, its business also depends on general economic and business conditions. A softening of demand for computer software and services caused by a weakening of the economy in the United States or abroad, may result in lower revenue growth rates, decreased revenues and reduced profitability. In addition, terrorist attacks against the United States, and the United States military response to these attacks have added to economic and political uncertainty which may adversely affect worldwide demand for computer software and services and result in significant fluctuations in the value of foreign currencies. In a weakened economy, the Company cannot be assured that it will be able to effectively promote future growth in its software and services revenues or maintain profitability.

         Dependence on Principal Products

         In the three months ended December 31, 2004, Monarch, Visual|QSM and Visual|HD, and Datawatch|ES accounted for approximately 56%, 29% and 15%, respectively, of the Company's total revenue. The Company is wholly dependent on the Monarch, Visual|QSM, Visual|HD, Datawatch|ES and the recently acquired Datawatch|Researcher products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

         International Sales

         In the three months ended December 31, 2004, and fiscal years 2004 and 2003, international sales, including export sales from domestic operations, accounted for approximately 44%, 41% and 39%, respectively, of the Company's total revenue. The Company anticipates that international sales will continue to account for a significant percentage of its total revenue. A significant portion of the Company's total revenue will therefore be subject to risks associated with international sales, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company's intellectual property overseas, seasonality of sales and potentially adverse tax consequences.

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

         Dependence on Proprietary Software Technology

         The Company's success is dependent upon proprietary software technology. Although the Company does not own all patents on any such technology, it does hold exclusive licenses to such technology and relies principally on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its rights to such proprietary technology. Despite such precautions, there can be no assurance that such steps will be adequate to deter misappropriation of such technology.

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

         Dependence on the Ability to Hire and Retain Skilled Personnel

         Qualified personnel are in great demand throughout the software industry. The Company's success depends, in large part, upon its ability to attract, train, motivate and retain highly skilled employees, particularly, technical personnel and product development and professional services personnel, sales and marketing personnel and other senior personnel. The Company's failure to attract and retain the highly trained technical personnel that are integral to the Company's product development, professional services and direct sales teams may limit the rate at which the Company can generate sales and develop new products or product enhancements. A change in key management could result in transition and attrition in the affected department. This could have a material adverse effect on the Company's business, operating results and financial condition.

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

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                 ----------------------------------------------------------

         Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

         At December 31, 2004, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments. The Company holds no investment securities that possess significant market risk.

         Primary Market Risk Exposures

         The Company's primary market risk exposure is in the area of foreign currency exchange rate risk. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to the Company's international subsidiaries, if any, are usually considered to be of a long-term investment nature. Therefore, the majority of currency movements are reflected in the Company's other comprehensive loss. There are, however, certain situations where the Company will invoice customers in currencies other than its own. Such gains or losses, whether realized or unrealized, are reflected in income. These have not been material in the past nor does management believe that they will be material in the future. Currently the Company does not engage in foreign currency hedging activities.

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

         From time to time, the Company receives other claims and may be party to other actions that arise in the normal course of business. Other than as noted above, the Company does not believe the eventual outcome of any other pending matters will have a material effect on the Company's consolidated condensed financial condition or results of operations.

         Item 6. Exhibits
                 --------


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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 8, 2005.


                           DATAWATCH CORPORATION

                           /s/ Robert W. Hagger
                           --------------------------
                           Robert W. Hagger.
                           President, Chief Executive Officer, and
                           Director (Principal Executive Officer)

                           /s/ John J. Hulburt
                           --------------------------
                           John J. Hulburt
                           Vice President of Finance and Chief Financial Officer (Principal Financial Officer)