Form 10-Q
period 2005-03-31
DATAWATCH CORP
filed 2005-05-10
CIK 792130

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                                 Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                                   Outstanding at April 29, 2005
           -----                                   -----------------------------
Common Stock $.01 par value                                  5,311,846

================================================================================

                              DATAWATCH CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2005

                                TABLE OF CONTENTS
                                -----------------




PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.     Financial Statements                                          Page #

      a)    Consolidated Condensed Balance Sheets:
            March 31, 2005 (unaudited) and September 30, 2004                3

      b)    Consolidated Condensed Statements of Operations:
            Three and Six Months Ended March 31, 2005 and 2004
            (unaudited)                                                      4

      c)    Consolidated Condensed Statements of Cash Flows:
            Six Months Ended March 31, 2005 and 2004 (unaudited)             5

      d)    Notes to Consolidated Condensed Financial Statements
            (unaudited)                                                      6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             15

Item 3.     Quantitative and Qualitative Disclosures About Market Risk      28

Item 4.     Internal Controls and Procedures                                28

PART II. OTHER INFORMATION
--------------------------

Item 1.     Legal Proceedings                                               30
Item 4.     Submission of Matters to a Vote of Security Holders             30
Item 6.     Exhibits                                                        30

SIGNATURES                                                                  31

                         PART I. - FINANCIAL INFORMATION

Item 1: Financial Statements
        --------------------

                              DATAWATCH CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                           March 31,       September 30,
                                                                             2005              2004
                                                                         ------------      ------------
                                                                         (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and equivalents                                                   $  3,540,264      $  4,260,632
  Accounts receivable, net                                                  4,152,187         3,672,218
  Inventories                                                                  81,335            67,955
  Prepaid expenses                                                            776,306           614,566
           Total current assets                                             8,550,092         8,615,371

Property and equipment, net                                                   460,600           433,567
Goodwill                                                                    1,630,646         1,632,646
Other intangible assets, net                                                1,429,554         1,650,507
Restricted cash                                                               268,299           268,299
Other                                                                          31,427            28,404
                                                                         ------------      ------------
                                                                         $ 12,370,618      $ 12,628,794
                                                                         ============      ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                       $  1,075,834      $  1,137,539
  Accrued expenses                                                          1,795,902         2,026,830
  Deferred revenue                                                          3,058,313         2,903,123
  Escrow for Mergence shareholders                                            126,790           125,373
                                                                         ------------      ------------
           Total current liabilities                                        6,056,839         6,192,865
                                                                         ------------      ------------

COMMITMENTS AND CONTINGENCIES  (Note 8)
SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 - 20,000,000 shares authorized;
    issued, 5,323,892 shares and 5,315,108 shares, respectively;
    outstanding, 5,309,646 shares and 5,300,862 shares, respectively           53,239            53,151
  Additional paid-in capital                                               21,838,857        21,828,621
  Accumulated deficit                                                     (15,134,480)      (14,987,462)
  Accumulated other comprehensive loss                                       (303,449)         (317,993)
                                                                         ------------      ------------
                                                                            6,454,167         6,576,317
  Less treasury stock, at cost - 14,246 shares                               (140,388)         (140,388)
                                                                         ------------      ------------
          Total shareholders' equity                                        6,313,779         6,435,929
                                                                         ------------      ------------

                                                                         $ 12,370,618      $ 12,628,794
                                                                         ============      ============

             The accompanying notes are an intergral part of these
                  consolidated condensed financial statements.

                              DATAWATCH CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      Three Months Ended March 31,   Six Months Ended March 31,
                                                          2005           2004           2005           2004
                                                       ----------     ----------     ----------     ----------
REVENUE:
  Software licenses and subscriptions                  $3,307,340     $3,480,205     $6,524,278     $6,430,534
  Maintenance and services                              1,801,407      1,714,398      3,671,797      3,171,157
                                                       ----------     ----------     ----------     ----------
           Total Revenue                                5,108,747      5,194,603     10,196,075      9,601,691

COSTS AND EXPENSES:
  Cost of software licenses and subscriptions             566,311        760,285      1,160,226      1,390,375
  Cost of maintenance and services                        840,503        661,193      1,756,440      1,272,873
  Sales and marketing                                   2,183,138      1,954,977      4,361,538      3,493,928
  Engineering and product development                     548,143        341,481      1,098,106        621,125
  General and administrative                              986,836      1,066,726      2,015,910      2,102,627
                                                       ----------     ----------     ----------     ----------
           Total costs and expenses                     5,124,931      4,784,662     10,392,220      8,880,928
                                                       ----------     ----------     ----------     ----------
(LOSS) INCOME FROM OPERATIONS                             (16,184)       409,941       (196,145)       720,763
Interest expense                                             (752)           --          (1,465)           --
Interest income and other income (expense), net            23,700        (14,378)        50,592          3,825
                                                       ----------     ----------     ----------     ----------
INCOME (LOSS) BEFORE INCOME TAXES                           6,764        395,563       (147,018)       724,588
Provision for income taxes                                    --             --             --           5,500
                                                       ----------     ----------     ----------     ----------
NET INCOME (LOSS)                                      $    6,764     $  395,563     $ (147,018)    $  719,088
                                                       ==========     ==========     ==========     ==========

Net income (loss) per share - Basic                    $     0.00     $     0.08     $    (0.03)    $     0.14
Net income (loss) per share - Diluted                  $     0.00     $     0.07     $    (0.03)    $     0.13

Weighted-Average
  Shares Outstanding - Basic                            5,306,869      5,244,305      5,304,309      5,237,539
                                                       ==========     ==========     ==========     ==========
Weighted-Average
  Shares Outstanding - Diluted                          5,847,500      5,779,465      5,304,309      5,738,526
                                                       ==========     ==========     ==========     ==========

             The accompanying notes are an intergral part of these
                  consolidated condensed financial statements.

                              DATAWATCH CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                  Six Months Ended March 31,
                                                                    2005             2004
                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                             $  (147,018)     $   719,088
  Adjustments to reconcile net (loss) income to cash
   (used in) provided by operating activities:
      Depreciation and amortization                                 329,604          393,493
      Allowances for doubtful accounts and sales returns            (33,673)         119,035
      Loss (gain) on disposition of equipment                        20,502             (737)
      Changes in current assets and liabilities:
         Accounts receivable                                       (405,600)        (676,140)
         Inventories                                                (12,848)          14,970
         Prepaid expenses and other                                (150,124)         (65,556)
         Accounts payable and accrued expenses                     (329,844)         365,357
         Deferred revenue                                            90,646         (120,689)
                                                                -----------      -----------
            Cash (used in) provided by operating activities        (638,355)         748,821
                                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                               (146,110)         (89,920)
  Proceeds from sale of equipment                                     2,831              737
  Capitalized software development costs                             (9,040)         (19,096)
  Other assets                                                       (2,179)          33,278
                                                                -----------      -----------
            Cash used in investing activities                      (154,498)         (75,001)
                                                                -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from exercise of stock options                        10,323          102,626
  Principal payments on long-term obligations                          --             (3,115)
  Restricted cash                                                     1,417             --
                                                                -----------      -----------
            Cash provided by financing activities                    11,740           99,511
                                                                -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS              60,745          261,725

(DECREASE) INCREASE IN CASH AND EQUIVALENTS                        (720,368)       1,035,056
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                         4,260,632        5,070,850
                                                                -----------      -----------
CASH AND EQUIVALENTS, END OF PERIOD                             $ 3,540,264      $ 6,105,906
                                                                ===========      ===========
SUPPLEMENTAL INFORMATION:
  Interest paid                                                 $     1,465      $      --
                                                                ===========      ===========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

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

        In the opinion of management, the accompanying consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. Presentation of certain amounts for the period ended March 31, 2004 and as of September 30, 2004 have been changed to conform to the March 31, 2005 presentation.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the Company's consolidated condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, sales returns reserve, useful lives of property and equipment, valuation of net deferred tax assets, business combinations, and valuation of goodwill and other intangible assets.

REVENUE RECOGNITION

        The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are generally sold directly to end-users. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Sales to distributors and resellers accounted for approximately 31% and 27%, respectively, of total sales for the three months ended March 31, 2005 and 2004, and 31% and 28%, respectively, of total sales for the six months ended March 31, 2005 and 2004. Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company's software product offerings are "off-the-shelf" as such term is defined by Statement of Position No. 97-2, "SOFTWARE REVENUE RECOGNITION." The Company's software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

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


        The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump and VorteXML sold directly to end-users, include a guarantee under which such customers may return products within 30 to 60 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in Statement of Financial Accounting Standards ("SFAS") No. 48, "REVENUE RECOGNITION WHEN RIGHT OF RETURN EXISTS." Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company's experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by management.

                              DATAWATCH CORPORATION
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

STOCK OPTIONS

        The Company uses the intrinsic-value method of valuing its stock options to measure compensation expense associated with grants of stock options to employees and directors. As permitted under SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE," that amended SFAS No. 123 ("SFAS 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION," the Company has elected to continue to follow the intrinsic-value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had the Company recognized compensation for its stock options and purchase plans based on the fair value for awards under those plans, pro forma net (loss) income and pro forma net
(loss) income per share would have been as follows:

                                               Three Months Ended March 31,      Six Months Ended March 31,
                                                   2005            2004             2005            2004
                                               -----------     -----------      -----------     -----------
                                                        (unaudited)                     (unaudited)
Net income (loss), as reported                 $     6,764     $   395,563      $  (147,018)    $   719,088
Less: Total stock-based employee
    compensation expense determined under
    fair value based method for all awards         (74,327)        (53,445)        (141,540)       (107,201)
                                               -----------     -----------      -----------     -----------
Pro forma net (loss) income                    $   (67,563)    $   342,118      $  (288,558)    $   611,887
                                               ===========     ===========      ===========     ===========

Net (loss) income per share:
  Basic - as reported                          $      0.00     $      0.08      $     (0.03)    $      0.14
  Basic - pro forma                            $     (0.01)    $      0.07      $     (0.05)    $      0.12

  Diluted - as reported                        $      0.00     $      0.07      $     (0.03)    $      0.13
  Diluted - pro forma                          $     (0.01)    $      0.06      $     (0.05)    $      0.11

        The fair values used to compute pro forma net (loss) income and pro forma net (loss) income per share were estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                            Three Months Ended March 31,     Six Months Ended March 31,
                                                2005            2004             2005          2004
                                             ---------       ---------        ---------     ---------
Risk-free interest rate                          4.2 %           2.8 %            3.7 %         3.0 %
Expected life of option grants (years)           5.0             4.0              5.0           4.0
Expected volatility of underlying stock        103.0 %         107.2 %          107.6 %       115.0 %
Expected dividend payment rate                   0.0 %           0.0 %            0.0 %         0.0 %

        On December 16, 2004, FASB issued a revision to SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" titled "SHARE-BASED PAYMENT." This revision requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on the grant-date fair value. On April 14, 2005, the Securities and Exchange Commission adopted a rule amending SFAS 123(R) "SHARE-BASED PAYMENT" deferring the effective date of SFAS 123(R) for public companies to fiscal years beginning after June 15, 2005. The standard offers the Company

                              DATAWATCH CORPORATION
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


alternative methods of adopting the standard. The Company has not yet determined which alternative method it will use. See Note 10 for further explanation.

CONCENTRATION OF CREDIT RISKS AND MAJOR CUSTOMERS

        The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary and normal credit terms. One customer, Ingram Micro Inc., individually accounted for 20% and 21% of total revenue for the three months ended March 31, 2005 and 2004, respectively, and 21% and 19% of total revenue for the six months ended March 31, 2005 and 2004, respectively. Ingram Micro Inc. accounted for 23% and 31% of outstanding gross trade receivables as of March 31, 2005 and September 30, 2004, respectively. The Company sells to Ingram Micro Inc. under a distribution agreement, which automatically renews for successive one-year terms unless terminated. Other than this customer, no other customer constitutes a significant portion (more than 10%) of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

GOODWILL AND OTHER INTANGIBLE ASSETS

        Other intangible assets consist of capitalized software cost, acquired technology, patents, customer relationships, trademarks and trade names acquired through business combinations. The values allocated to these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in cost of sales for software license and subscriptions. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

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

NOTE 2. BUSINESS COMBINATIONS

        MERGENCE TECHNOLOGIES CORPORATION

        On August 11, 2004, the Company acquired 100% of the outstanding shares of Mergence Technologies Corporation for an acquisition cost of $2,596,691 comprised of $2,500,000 in cash and direct costs of $96,691. The Mergence purchase agreement also includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of the revenues, as defined, of Mergence's Researcher product for a period of six years. Payment amounts will be expensed as a cost of revenue as the Researcher product is recognized as revenue. The Company expensed $10,400 during the three months ended March 31, 2005.

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

NOTE 3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

        Other intangible assets, net were comprised of the following as of March 31, 2005 (unaudited) and September 30, 2004:

                                                         March 31, 2005                              September 30, 2004
                                            ---------------------------------------      ---------------------------------------
                                Weighted
                                Average        Gross                        Net             Gross                        Net
                              Useful Life     Carrying    Accumulated     Carrying         Carrying    Accumulated     Carrying
Identified Intangible Asset    in Years        Amount    Amortization      Amount           Amount    Amortization      Amount
-----------------------------------------------------------------------------------      ---------------------------------------
Capitalized software              3         $ 1,632,160   $(1,335,849)  $   296,311      $ 1,623,120   $(1,194,931)  $   428,189
Purchased software                5             520,000       (64,722)      455,278          520,000       (11,667)      508,333
Patents                           20            140,000        (4,375)      135,625          140,000        (1,167)      138,833
Customer lists                    4             130,000       (20,312)      109,688          130,000           --        130,000
Non-compete agreements            5             100,000       (12,500)       87,500          100,000           --        100,000
Trademarks                    indefinite        345,152           --        345,152          345,152           --        345,152
                                            ---------------------------------------      ---------------------------------------
Total                                       $ 2,867,312   $(1,437,758)  $ 1,429,554      $ 2,858,272   $(1,207,765)  $ 1,650,507
                                            ===========   ===========   ===========      ===========   ===========   ===========

        For the three months ended March 31, 2005 and 2004, amortization expense related to identified intangible assets was $114,552 and $125,858, respectively, and $229,993 and $266,201 for the six months ended March 31, 2005 and 2004, respectively.

                              DATAWATCH CORPORATION
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

        The estimated future amortization expense related to other intangible assets as of March 31, 2005 was as follows:

FISCAL YEAR
------------------------
Remainder of fiscal 2005                                  $   229,106
2006                                                          317,675
2007                                                          163,557
2008                                                          118,771
2009                                                           87,833
2010                                                           70,335
Thereafter                                                     97,125
                                                          -----------
Total                                                     $ 1,084,402
                                                          ===========

        The carrying amount of goodwill and certain trademarks that have been determined to have indefinite lives as of March 31, 2005 was $1,630,646 and $345,152, respectively.

NOTE 4. INVENTORIES

        Inventories consisted of the following at March 31, 2005 and September 30, 2004:


                                                March 31,     September 30,
                                                  2005            2004
                                               ---------      ------------
                                              (unaudited)

        Raw materials                           $ 57,427        $ 46,931
        Finished goods                            23,908          21,024
                                                --------        --------
        Total                                   $ 81,335        $ 67,955
                                                ========        ========

NOTE 5. DEFERRED REVENUE

        Deferred revenue consisted of the following at March 31, 2005 and September 30, 2004:


                                               March 31,     September 30,
                                                  2005            2004
                                              -----------     -----------
                                              (unaudited)
        Maintenance                           $ 2,353,809     $ 2,440,719
        Other                                     704,504         462,404

        Total                                 $ 3,058,313     $ 2,903,123

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

        Other consists of deferred license, subscription and professional services revenue generated from arrangements that are invoiced in accordance with the terms and conditions of the arrangement but do not meet all the criteria for revenue recognition, and are, therefore, deferred until all revenue recognition criteria are met.

NOTE 6. COMPREHENSIVE (LOSS) INCOME

        The following table sets forth the reconciliation of net income (loss) to comprehensive (loss) income:

                                              Three Months Ended March 31,   Six Months Ended March 31,
                                                   2005          2004            2005          2004
                                                ----------    ----------      ----------    ----------
Net income (loss)                               $    6,764    $  395,563      $ (147,018)   $  719,088
Other comprehensive income:
  Foreign currency translation adjustments         (46,230)       30,447          14,544       106,175
                                                ----------    ----------      ----------    ----------
Comprehensive (loss) income                     $  (39,466)   $  426,010      $ (132,474)   $  825,263
                                                ==========    ==========      ==========    ==========

        Accumulated other comprehensive (loss) income reported in the consolidated condensed balance sheets consists only of foreign currency translation adjustments.

NOTE 7. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

        Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the impact, when dilutive, of the exercise of options and warrants using the treasury stock method.

        Potential dilutive common stock options aggregating 105,870 and 128,650 shares for the three months ended March 31, 2005 and 2004, respectively, and 659,533 and 150,576 shares for the six months ended March 31, 2005 and 2004, respectively, have been excluded from the computation of diluted net income
(loss) per share because their inclusion would be antidilutive.

NOTE 8. COMMITMENTS AND CONTINGENCIES

        In May 2004, the Company was served with a charge of discrimination filed with the Massachusetts Commission Against Discrimination (MCAD) by a current employee. In addition to the Company, the employee named an executive of the Company as well as the employee's former supervisor as defendants. The employee alleged that her former supervisor engaged in sexually harassing conduct. The employee accused the executive of engaging in retaliation upon learning of the employee's complaint. The complaint was withdrawn from the MCAD in August 2004, with the stated intent of pursuing the claim in Superior Court in the state of Massachusetts. To date, the Company has not been notified of any further filing. Given the early stage and current status of the claim, the Company is unable to predict the ultimate outcome. The Company intends to vigorously defend the claims.

                              DATAWATCH CORPORATION
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

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

        The following table presents information about the Company's revenue by product lines:

                                                                      Three Months Ended   Six Months Ended
                                                                           March 31,           March 31,
                                                                         2005     2004       2005     2004
                                                                       -------  -------    -------  -------
Desktop and Server Software (primarily Monarch)                           56%      52%        56%      57%
Report Management Solutions (including Datawatch|ES & iMergence)          15%      17%        15%      13%
Service Management Solutions (including Visual|QSM & Visual|HD)           29%      31%        29%      30%
                                                                       -------  -------    -------  -------
Total                                                                    100%     100%       100%     100%
                                                                       =======  =======    =======  =======

        The Company's operations are conducted in the U.S. and internationally (principally in the United Kingdom). The following tables present information about the Company's geographic operations:

                                                       International
                                                       (Principally
                                          Domestic          U.K.)      Eliminations      Total
                                        -----------     -----------    ------------   -----------
Total Revenue
----------------------------------
Three months ended  March 31, 2005      $ 3,426,496     $ 1,964,140     $(281,889)    $ 5,108,747
Three months ended March 31, 2004       $ 3,450,998     $ 2,025,553     $(281,948)    $ 5,194,603

Six months ended  March 31, 2005        $ 6,578,567     $ 4,158,330     $(540,822)    $10,196,075
Six months ended March 31, 2004         $ 6,431,588     $ 3,698,382     $(528,279)    $ 9,601,691

Total Operating Income (Loss)
----------------------------------
Three months ended  March 31, 2005        $ 201,131     $  (217,315)       $  --      $   (16,184)
Three months ended March 31, 2004         $ 485,613     $   (75,672)       $  --      $   409,941

Six months ended  March 31, 2005          $ 141,721     $  (337,866)       $  --      $  (196,145)
Six months ended March 31, 2004           $ 809,396     $   (88,633)       $  --      $   720,763

Non-current Assets
----------------------------------
At March 31, 2005                       $ 3,703,671     $   116,855                   $ 3,820,526
At September 30, 2004                   $ 3,896,946     $   116,477                   $ 4,013,423

                              DATAWATCH CORPORATION
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

        On December 16, 2004, the FASB issued SFAS No. 123R, SHARE-BASED PAYMENT ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). On April 14, 2005, the Securities and Exchange Commission adopted a rule amending SFAS 123(R) "SHARE-BASED PAYMENT" deferring the effective date of SFAS 123(R) for public companies to fiscal years beginning after June 15, 2005. We are evaluating the two methods of adoption allowed by SFAS No. 123R; the modified-prospective transition method and the modified-retrospective transition method.

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

        Datawatch's principal products are: Monarch, a desktop report mining and business intelligence application that lets users extract and manipulate data from ASCII report files, PDF files or HTML files produced on any mainframe, midrange, client/server or PC system; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; Monarch|RMS, a web-based report mining and analysis solution that integrates with any existing COLD/ERM, document or content management archiving solution; Datawatch|ES, a web-enabled business information portal, providing complete report management, business intelligence and content management, and the ability to analyze data within reports derived from existing reporting systems with no new programming or report writing; Datawatch|Researcher, a .NET based content and data aggregation solution that searches inter-related data, documents, and communications scattered over multiple and disparate repositories, then merges and analyzes the results into comprehensive actionable case records; Visual|QSM, a fully internet-enabled IT support solution that incorporates workflow and network management capabilities and provides web access to multiple databases via a standard browser; Visual|Help Desk or Visual|HD, a web-based help desk and call center solution operating on the IBM Lotus Domino platform; and VorteXML, a data transformation product for the emerging XML market that easily and quickly converts structured text output from any system into valid XML for web services and more using any DTD or XDR schema without programming.

        On August 11, 2004, Datawatch acquired 100% of the shares of Mergence Technologies Corporation, subsequently changed to Datawatch Technologies, in exchange for $2,500,000 in cash and $96,691 in direct costs. The purchase agreement also included a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product for a period of six years. The activities of Mergence from August 11, 2004 are included in the Company's consolidated condensed financial statements. See Note 2 to the consolidated condensed financial statements which appear elsewhere herein for more detailed financial information on the acquisition of Mergence.

        During the first quarter of fiscal 2004, the Company introduced a subscription sales model for the sale of its enterprise products. The Company continues to offer its enterprise products through the sale of perpetual licenses and introduced the subscription pricing model to allow customers to begin using the Company's products at a lower initial cost of software acquisition. Subscriptions automatically renew unless terminated with 90 days notice. During fiscal 2004 and the six months ended March 31, 2005, revenues under the subscription model were not significant, however, customer interest in the model and sales under the model have been increasing.

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

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

        The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are generally sold directly to end-users. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Sales to distributors and resellers accounted for approximately 31% and 27%, respectively, of total sales for the three months ended March 31, 2005 and 2004, and 31% and 28%, respectively, of total sales for the six months ended March 31, 2005 and 2004. Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company's software product offerings are "off-the-shelf" as such term is defined by Statement of Position No. 97-2, "SOFTWARE REVENUE RECOGNITION." The Company's software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations of the Company.

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

        The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, and VorteXML sold directly to end-users, include a guarantee under which such customers may return products within 30 to 60 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in SFAS No. 48, "REVENUE RECOGNITION WHEN RIGHT OF RETURN EXISTS." Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company's experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by the Company. The Company's returns reserve was $132,965 and $186,277 for the period as of March 31, 2005 and September 30, 2004, respectively.

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on the Company's financial position and results of operations. The Company's allowance for doubtful accounts was $252,007 and $230,034 for the period as of March 31, 2005 and September 30, 2004, respectively.

Deferred Tax Assets

        The Company has deferred tax assets related to net operating loss carryforwards and tax credits that expire at different times through and until 2020. Significant judgment is required in determining the Company's provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company's deferred tax assets will be recoverable are considered in making these determinations. The Company's domestic operations have been profitable during the past three years while international operations have continued to generate operating losses. During fiscal 2004, the Company increased sales and marketing expense by approximately 24% and introduced a subscription sales model, both of which could have an adverse effect on profitability. Accordingly, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance, previously provided against the deferred tax assets, continues to be provided. Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in the Company concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes. Total net deferred tax asset subject to a valuation allowance was approximately $5.0 million as of March 31, 2005.

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


Goodwill, Other Intangible Assets and Other Long-Lived Assets

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

RESULTS OF OPERATIONS

Three and Six Months Ended March 31, 2005 and 2004
--------------------------------------------------

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

                                                    Three Months Ended March 31,     Six Months Ended March 31,
                                                       2005             2004            2005           2004
                                                    ----------       ----------      ----------     ----------
REVENUE:
  Software licenses and subscriptions                   64.7%            67.1%           64.0%          67.0%
  Maintenance and services                              35.3%            32.9%           36.0%          33.0%
                                                    ----------       ----------      ----------     ----------
           Total Revenue                               100.0%           100.0%          100.0%         100.0%
                                                    ----------       ----------      ----------     ----------

COSTS AND EXPENSES:
  Cost of software licenses and subscriptions           11.1%            14.6%           11.4%          14.5%
  Cost of maintenance and services                      16.5%            12.7%           17.2%          13.3%
  Sales and marketing                                   42.7%            37.6%           42.8%          36.4%
  Engineering and product development                   10.7%             6.6%           10.8%           6.5%
  General and administrative                            19.3%            20.5%           19.8%          21.9%
                                                    ----------       ----------      ----------     ----------

           Total costs and expenses                    100.3%            92.0%          102.0%          92.6%
                                                    ----------       ----------      ----------     ----------
(LOSS) INCOME FROM OPERATIONS                           (0.3)%           8.0%            (2.0)%          7.4%
Interest expense
Interest income and other income (expense), net          0.4%             (0.3)%          0.5%           0.0%
                                                    ----------       ----------      ----------     ----------
INCOME (LOSS) BEFORE INCOME TAXES                        0.1%             7.7%           (1.5)%          7.4%
Provision for income taxes                               0.0%             0.0%            0.0%           0.1%
                                                    ----------       ----------      ----------     ----------
NET INCOME (LOSS)                                        0.1%             7.7%           (1.5)%          7.3%
                                                    ==========       ==========      ==========     ==========

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

TOTAL REVENUES

        The following table presents total revenue, change in total revenue and total revenue growth for the three months ended March 31, 2005 and 2004:

                                  Three Months Ended                    Percentage
                                        March 31,           Increase     Increase
                                  2005          2004       (Decrease)   (Decrease)
                               ----------    ----------     --------     --------
  Software licenses and
    subscriptions              $3,307,340    $3,483,773     (176,433)      (5.1)%
  Maintenance and services      1,801,407     1,710,830       90,577        5.3%
                               ----------    ----------     --------
  Total revenue                $5,108,747    $5,194,603     $(85,856)      (1.7)%
                               ==========    ==========     ========

        Software licenses and subscription revenue decreased by approximately $176,000 or 5.1% as compared to the three months ended March 31, 2004. The decrease was mainly in Datawatch|ES software license revenue. During the three months ended March 31, 2004 the Company recognized approximately $348,000 of previously deferred domestic software license revenue. Deferred software license revenue is the result of contractual obligations or liabilities that delay the recognition of revenue under the Company's revenue recognition policies. Such deferred software license revenue can result in significant quarter-to-quarter fluctuations in software license revenue.

        Maintenance and services revenues increased approximately $91,000 or 5.3% as compared to the three months ended March 31, 2004. This increase is primarily attributable to increases in service revenues from Datawatch|ES solutions. Additionally, the Datawatch|ES revenue includes iMergence iStore maintenance and services revenue of approximately $109,000 resulting from the inclusion of Mergence products subsequent to the Mergence acquisition. The Company attributes the increases in maintenance and services revenue resulting in increased demand for professional services.

COSTS AND OPERATING EXPENSES

        The following table presents costs and operating expenses, changes in costs and operating expenses and costs and operating expenses growth for the three months ended March 31, 2005 and 2004:

                                                       Three Months Ended                     Percentage
                                                            March 31,            Increase      Increase
                                                       2005          2004       (Decrease)    (Decrease)
                                                    ----------    ----------    ----------    ----------
  Costs of software licenses and subscriptions      $  566,311    $  760,288      (193,977)     (25.5)%
  Costs of maintenance and services                    840,503       661,190       179,313        27.1%
  Sales and marketing expenses                       2,183,138     1,954,977       228,161        11.7%
  Engineering and product development expenses         548,143       341,481       206,662        60.5%
  General and administrative expenses                  986,836     1,066,726       (79,890)       (7.5)%
                                                    ----------    ----------    ----------
  Total costs and operating expenses                $5,124,931    $4,784,662    $  340,269         7.1%
                                                    ==========    ==========    ==========

        Cost of software licenses and subscriptions for the three months ended March 31, 2005 was 17% of software license and subscription revenues, as compared to 22% of software license revenues for the three months ended March 31, 2004. The decrease in costs of software licenses and subscriptions as a percentage of software licenses and subscription revenue is due to the decreasing amortization expense of capitalized software costs and the mix of selling more software products that were internally developed and such has no royalty expenses.

        Cost of maintenance and services for the three months ended March 31, 2005 was 47% of maintenance and service revenues, as compared to 39% for the three months ended March 31, 2004. Cost of maintenance and services as a percentage of maintenance and service revenues increased for the three months ended March 31, 2005 when compared to the three months ended March 31, 2004, primarily due to the increase in headcount associated with consulting and training staff. During fiscal year 2004, the Company implemented a sales performance strategy, under which the Company increased the consulting staff as well as the Company's sales staff. The Company has also changed its sales model to sell products via a subscription term. As the Company begins to see a shift in selling more subscription term licenses, the revenues are recognized over future periods rather than at the point of sale and the professional services expenses and systems installation costs, were incurred in the quarter for the project work associated with the implementation of the systems for these customers. Revenues from subscription sales were not significant for the three months ended March 31, 2005.

        Sales and marketing expenses increased approximately $228,000, or 12%. This increase is primarily attributable to increased sales staff salaries and related expenses. During fiscal year 2004, the Company implemented a sales performance strategy to increase its sales and marketing team in order to focus on driving top line revenue growth.

        Engineering and product development expenses increased approximately $207,000 or 61%. This increase is primarily attributable to increased costs of approximately $172,000 in product development expenses resulting from the acquisition of the Datawatch Technologies subsidiary. The Company intends to transition some existing outsourced development activities in-house, but currently continues to use third-party development activities as well as in-house development.

        General and administrative expenses decreased approximately $80,000 or 8%. General and administrative expenses remained relatively consistent for the three months ended March 31, 2005.

        The Company's current estimate is that it will not be in a significant taxable position in any jurisdiction primarily as a result of the availability of loss carryforwards for which valuation allowances had previously been provided. At March 31, 2005, the Company had federal tax loss carryforwards available to offset future taxable income of approximately $5 million; a full valuation reserve has been established against these net deferred tax assets as uncertainty continues to exist regarding the Company's ability to generate sufficient future taxable income for the utilization of these losses. (See the section titled Critical Accounting Policies included elsewhere in this Part I,
Item 2 for a further discussion of the Company's income tax policy.)

        Net income for the three months ended March 31, 2005 was approximately $7,000, which compares to net income of approximately $396,000 for the three months ended March 31, 2004.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

TOTAL REVENUES

        The following table presents total revenue, change in total revenue and total revenue growth for the six months ended March 31, 2005 and 2004:

                                   Six Months Ended                     Percentage
                                        March 31,           Increase     Increase
                                  2005          2004       (Decrease)   (Decrease)
                               ----------    ----------     --------     --------
  Software licenses and
    subscriptions             $ 6,524,278    $6,437,669       86,609        1.3%
  Maintenance and services      3,671,797     3,164,022      507,775       16.0%

  Total revenue               $10,196,075    $9,601,691     $594,384        6.2%

        Software licenses and subscription revenue increased by approximately $87,000 or 1.3% as compared to the six months ended March 31, 2004. The increase was mainly in Datawatch|ES and Visual|QSM subscription license revenue. Subscription revenue for Datawatch|ES and Visual|QSM product was $178,000 for the six months ended March 31, 2005 as compared to $7,000 for the six month ended March 31, 2004.

        Maintenance and services revenues increased approximately $508,000 or 16% as compared to the six months ended March 31, 2004. This increase is primarily attributable to increases in both service revenues and maintenance revenues from Datawatch|ES and Desktop solutions. Additionally, the Datawatch|ES revenue includes iMergence iStore maintenance and services revenue of approximately $220,000 resulting from the inclusion of Mergence products subsequent to the Mergence acquisition.

COSTS AND OPERATING EXPENSES

        The following table presents costs and operating expenses, changes in costs and operating expenses and costs and operating expenses growth for the six months ended March 31, 2005 and 2004:

                                                        Six Months Ended                      Percentage
                                                            March 31,            Increase      Increase
                                                       2005          2004       (Decrease)    (Decrease)
                                                    ----------    ----------    ----------    ----------
Costs of software licenses and subscriptions       $ 1,160,226   $ 1,390,381      (230,155)     (16.6)%
Costs of maintenance and services                    1,756,440     1,272,867       483,573       38.0%
Sales and marketing expenses                         4,361,538     3,493,928       867,610       24.8%
Engineering and product development expenses         1,098,106       621,125       476,981       76.8%
General and administrative expenses                  2,015,910     2,102,627       (86,717)      (4.1)%
                                                   -----------   -----------   -----------
Total costs and operating expenses                 $10,392,220   $ 8,880,928   $ 1,511,292       17.0%
                                                   ===========   ===========   ===========

        Cost of software licenses and subscriptions for the six months ended March 31, 2005 was 18% of software license and subscription revenues, as compared to 22% of software license revenues for the six months ended March 31, 2004. The decrease in costs of software licenses and subscriptions as a percentage of software licenses and subscription revenue is due to the decreasing amortization expense of capitalized software costs.

        Cost of maintenance and services for the six months ended March 31, 2005 was 48% of maintenance and service revenues, as compared to 40% for the six months ended March 31, 2004. Cost of maintenance and services as a percentage of maintenance and service revenues increased for the six months ended March 31, 2005 when compared to the six months ended March 31, 2004, primarily due to the increase in headcount associated with consulting and training staff. During Fiscal year 2004, the Company implemented a sales performance strategy and increased the consulting staff as well as the Company's sales staff. The Company has also changed its sales model to sell products via a subscription term. The Company begins to see a shift in selling more subscription term licenses, the revenues are recognized over future periods rather than at the point of sale and the extra professional services expenses and systems installation costs, were incurred in the quarter for the project work associated with the implementation of the systems for these customers. Revenues from subscription sales were not significant for the six months ended March 31, 2005.

        Sales and marketing expenses increased approximately $868,000, or 25%. This increase is primarily attributable to increased sales staff salaries and related expenses.

        Engineering and product development expenses increased approximately $477,000 or 77%. This increase is primarily attributable to increased costs of product development expenses resulting from the acquisition of the Datawatch Technologies subsidiary. Datawatch Technologies represented approximately $332,000 of this increase.

        General and administrative expenses decreased approximately $87,000 or 4%. General and administrative expenses remained relatively consistent for the six months ended March 31, 2005.

        Net (loss) for the six months ended March 31, 2005 was approximately $(147,000), which compares to net income of approximately $719,000 for the six months ended March 31, 2004.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

        The Company leases various facilities, equipment and automobiles in the U.S. and overseas under noncancelable operating leases that expire through 2009. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $168,000 and $152,000 for the three months ended March 31, 2005 and 2004, respectively, and $330,000 and $301,000 for the six months ended March 31, 2005 and 2004, respectively.

        As of March 31, 2005, minimum rental commitments under noncancelable operating leases are as follows:

        Fiscal Year
        -----------
        Remainder of 2005                                   $ 317,006
        2006                                                  196,884
        2007                                                   26,221
        2008                                                   13,909
        2009                                                    3,837
                                                            ---------
        Total minimum lease payments                        $ 557,857
                                                            =========

        The Company is also committed to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $375,000 and $495,000, respectively, for the three months ended March 31, 2005 and 2004, and $747,000 and $888,000 for the six months ended March 31, 2005 and 2004, respectively. The Company is not obligated to pay any minimum amounts for royalties.

        On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product until September 30, 2010. The Company expensed approximately $10,400 for the three months ended March 31, 2005. See Note 2 to the Consolidated Condensed Financial Statements which appear elsewhere herein for more detailed financial information on the acquisition of Mergence.

        The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of March 31, 2005.

        The Company is required by the lease related to its Lowell, Massachusetts facility to provide a letter of credit in the amount of approximately $143,000 as a security deposit to provide credit support payment to the landlord of amounts due under the lease. Cash on deposit providing security in the amount of this letter of credit is classified as part of restricted cash in the Company's consolidated condensed balance sheets as of March 31, 2005 and September 30, 2004.

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

        The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company's products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2005.

        Certain of the Company's agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2005.

        As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company's request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company's director and officer insurance policy limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2005.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company had net loss of approximately $(147,000) for the six months ended March 31, 2005 as compared to net income of approximately $719,000 for the six months ended March 31, 2004. During the six months ended March 31, 2005, approximately $(638,000) of cash was used by the Company's operations as compared to approximately $749,000 of cash provided by operations during the six months ended March 31, 2004. The main use of cash from operations for the six months ended March 31, 2005 was a result of the payment of Fiscal 2004 year end accrued expenses and accounts payables related to accounting fees, legal fees and year-end bonus amounts, as well as an increase in the accounts receivable balances due to the timing of invoicing and cash collections.

        Net cash used in investing activities for the six months ended March 31, 2005 of $(154,000) is primarily the result of the purchase of fixed assets.

        Net cash provided by financing activities for the six months ended March 31, 2005 of $12,000 is primarily the result of the cash received from the exercise of employee stock options.

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

        RECENT ACCOUNTING PRONOUNCEMENTS

        On December 16, 2004, the FASB issued SFAS No. 123R, SHARE-BASED PAYMENT ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). On April 14, 2005, the Securities and Exchange Commission adopted a rule amending SFAS 123(R) "SHARE-BASED PAYMENT" deferring the effective date of SFAS 123(R) for public companies to fiscal years beginning after June 15, 2005. We are evaluating the two methods of adoption allowed by SFAS No. 123R; the modified-prospective transition method and the modified-retrospective transition method.

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

        Dependence on Principal Products

        In the six months ended March 31, 2005, Monarch, Visual|QSM and Visual|HD, and Datawatch|ES accounted for approximately 56%, 29% and 15%, respectively, of the Company's total revenue. The Company is wholly dependent on the Monarch, Visual|QSM, Visual|HD, Datawatch|ES and the recently acquired Datawatch|Researcher products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

        International Sales

        In the six months ended March 31, 2005, and fiscal years 2004 and 2003, international sales, including export sales from domestic operations, accounted for approximately 42%, 41% and 39%, respectively, of the Company's total revenue. The Company anticipates that international sales will continue to account for a significant percentage of its total revenue. A significant portion of the Company's total revenue will therefore be subject to risks associated with international sales, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company's intellectual property overseas, seasonality of sales and potentially adverse tax consequences.

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

        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                ----------------------------------------------------------

        Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

        At March 31, 2005, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments. The Company holds no investment securities that possess significant market risk.

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

                           PART II. OTHER INFORMATION

        Item 1. Legal Proceedings
                -----------------

        In May 2004, the Company was served with a charge of discrimination filed with the Massachusetts Commission Against Discrimination (MCAD) by a current employee. In addition to the Company, the employee named an executive of the Company as well as the employee's former supervisor as defendants. The employee alleged that her former supervisor engaged in sexually harassing conduct. The employee accused the executive of engaging in retaliation upon learning of the employee's complaint. The complaint was withdrawn from the MCAD in August 2004, with the stated intent of pursuing the claim in Superior Court in the state of Massachusetts. To date, the Company has not been notified of any further filing. Given the early stage and current status of the claim, the Company is unable to predict the ultimate outcome. The Company intends to vigorously defend the claims.

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

        Item 4. Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------

A. The Annual Meeting of Stockholders of Datawatch Corporation was held on March 11, 2005.

B. The directors elected at the meeting are Robert W. Hagger, Thomas H. Kelly, Richard de J. Osborne, Terry W. Potter, David T. Riddiford and James Wood, which constitute all of the directors of the Company.

C. A vote was proposed to elect the following nominees to the Board of Directors to serve for the ensuing year or until their respective successor are duly elected and qualified:

     ------------------------- ------------------- ------------------------ ------------------------
     Nominee                   Total Vote For:     Total Votes Against:     Total Vote Abstaining:
     ------------------------- ------------------- ------------------------ ------------------------
     Robert W. Hagger          5,082,193           0                        111,412
     ------------------------- ------------------- ------------------------ ------------------------
     Thomas H. Kelly           5,082,193           0                        111,412
     ------------------------- ------------------- ------------------------ ------------------------
     Richard de J. Osborne     5,081,451           0                        112,154
     ------------------------- ------------------- ------------------------ ------------------------
     Terry W. Potter           5,081,451           0                        112,154
     ------------------------- ------------------- ------------------------ ------------------------
     David T. Riddiford        5,077,195           0                        116,410
     ------------------------- ------------------- ------------------------ ------------------------
     James Wood                5,081,251           0                        112,354
     ------------------------- ------------------- ------------------------ ------------------------

D.   No information provided due to inapplicability of item.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2005.




                                   DATAWATCH CORPORATION

                                   /s/ Robert W. Hagger
                                   ---------------------------
                                   Robert W. Hagger.
                                   President, Chief Executive Officer, and
                                   Director (Principal Executive Officer)



                                   /s/ John J. Hulburt
                                   ---------------------------
                                   John J. Hulburt
                                   Vice President of Finance and Chief Financial Officer (Principal Financial Officer)