Form 10-Q
period 2005-06-30
DATAWATCH CORP
filed 2005-08-09
CIK 792130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER:  000-19960

DATAWATCH CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	02-0405716
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

175 CABOT STREET

SUITE 503

LOWELL, MASSACHUSETTS 01854

(Address of principal executive office)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:  (978) 441-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                               No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐                               No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 29, 2005

Common Stock $.01 par value	5,344,504

DATAWATCH CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

a)	Consolidated Condensed Balance Sheets:
June 30, 2005 (unaudited) and September 30, 2004

b)	Consolidated Condensed Statements of Operations:
Three and Nine Months Ended June 30, 2005 and 2004 (unaudited)

c)	Consolidated Condensed Statements of Cash Flows:
Nine Months Ended June 30, 2005 and 2004 (unaudited)

d)	Notes to Consolidated Condensed Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.      OTHER INFORMATION

Item 1.	Legal Proceedings
Item 6.	Exhibits

SIGNATURES

PART I. – Financial Information

Item 1:  Financial Statements

DATAWATCH CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2005	September 30, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$4,358,416	$4,260,632
Accounts receivable, net	3,904,944	3,672,218
Inventories	50,251	67,955
Prepaid expenses	602,145	614,566
Total current assets	8,915,756	8,615,371

Property and equipment, net	424,687	433,567
Goodwill	1,630,646	1,632,646
Other intangible assets, net	1,334,711	1,650,507
Restricted cash	268,299	268,299
Other	30,431	28,404

	$12,604,530	$12,628,794

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$983,822	$1,137,539
Accrued expenses	1,969,314	2,026,830
Deferred revenue	2,901,124	2,903,123
Escrow for Mergence shareholders	127,505	125,373
Total current liabilities	5,981,765	6,192,865

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Common stock, par value $.01— 20,000,000 shares authorized; issued, 5,336,270 shares and 5,315,108 shares, respectively; outstanding, 5,322,024 shares and 5,300,862 shares, respectively	53,363	53,151
Additional paid-in capital	21,857,411	21,828,621
Accumulated deficit	(14,804,416)	(14,987,462)
Accumulated other comprehensive loss	(343,205)	(317,993)
	6,763,153	6,576,317
Less treasury stock, at cost – 14,246 shares	(140,388)	(140,388)
Total shareholders’ equity	6,622,765	6,435,929

	$12,604,530	$12,628,794

The accompanying notes are an intergral part of these consolidated condensed financial statements.

DATAWATCH CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
REVENUE:
Software licenses and subscriptions	$3,757,458	$2,933,547	$10,281,736	$9,371,216
Maintenance and services	1,861,474	1,775,807	5,533,271	4,939,829
Total Revenue	5,618,932	4,709,354	15,815,007	14,311,045

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	698,675	590,786	1,858,901	1,981,167
Cost of maintenance and services	822,671	681,089	2,579,111	1,953,956
Sales and marketing	2,168,532	2,021,418	6,530,070	5,515,346
Engineering and product development	514,446	311,062	1,612,552	932,187
General and administrative	1,094,901	985,468	3,110,811	3,088,095
Total costs and expenses	5,299,225	4,589,823	15,691,445	13,470,751
INCOME FROM OPERATIONS	319,707	119,531	123,562	840,294
Interest expense	(715)	(187)	(2,180)	(187)
Interest income and other income (expense), net	11,072	(2,344)	61,664	1,481
INCOME BEFORE INCOME TAXES	330,064	117,000	183,046	841,588
Provision for income taxes	—	17,350	—	22,850

NET INCOME	$330,064	$99,650	$183,046	$818,738

Net income per share - Basic	$0.06	$0.02	$0.03	$0.16
Net income per share - Diluted	$0.06	$0.02	$0.03	$0.14

Weighted-Average
Shares Outstanding – Basic	5,314,685	5,294,187	5,307,768	5,256,353
Weighted-Average
Shares Outstanding – Diluted	5,806,768	5,829,724	5,807,744	5,758,009

The accompanying notes are an intergral part of these consolidated condensed financial statements.

DATAWATCH CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$183,046	$818,738
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	498,799	561,089
Allowances for doubtful accounts and sales returns	1,139	110,045
Loss (gain) on disposition of equipment	20,841	(9,502)
Changes in current assets and liabilities:
Accounts receivable	(243,616)	(663,430)
Inventories	17,745	24,442
Prepaid expenses and other	9,610	53,077
Accounts payable and accrued expenses	(206,761)	282,311
Deferred revenue	12,381	(221,641)
Cash provided by operating activities	293,184	955,129

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(169,033)	(150,797)
Proceeds from sale of equipment	4,410	14,673
Capitalized software development costs	(9,040)	(101,456)
Restricted cash	2,132	—
Other assets	(22,139)	37,800

Cash used in investing activities	(193,670)	(199,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	29,001	127,221
Principal payments on long-term obligations	—	(3,115)
Cash provided by financing activities	29,001	124,106

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	(30,731)	276,170

INCREASE IN CASH AND EQUIVALENTS	97,784	1,155,625
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	4,260,632	5,070,850

CASH AND EQUIVALENTS, END OF PERIOD	$4,358,416	$6,226,475

SUPPLEMENTAL INFORMATION:
Interest paid	$2,180	$187

The accompanying notes are an integral part of these consolidated condensed financial statements.

DATAWATCH CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated condensed financial statements include the accounts of Datawatch Corporation (the “Company”) and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 filed with the Securities and Exchange Commission (the “SEC”).  All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. Presentation of certain amounts for the period ended June 30, 2004 and as of September 30, 2004 have been changed to conform to the June 30, 2005 presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, sales returns reserve, useful lives of property and equipment, valuation of net deferred tax assets, business combinations, and valuation of goodwill and other intangible assets.

Revenue Recognition

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are generally sold directly to end-users. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers.  Sales to distributors and resellers accounted for approximately 26% and 28%, respectively, of total sales for the three months ended June 30, 2005 and 2004, and 29% and 28%, respectively, of total sales for the nine months ended June 30, 2005 and 2004.  Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by Statement of Position No. 97-2, “Software Revenue Recognition.”  The Company’s software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

Desktop and Server Software products are generally not sold in multiple element arrangements.  Accordingly, the price paid by the customer is considered the vendor specific objective evidence (“VSOE”) of fair value for those products. Enterprise Software sales are generally multiple element arrangements which include software license deliverables, professional services and post-contract customer support. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to a software license. In applying the residual method, the Company deducts from the sale proceeds the VSOE of fair value of the services and post-contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and do not involve modification or customization of the software or any other unusual acceptance clauses or terms. Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post-contract customer support services is deferred and recognized ratably over the contract period (generally one year).

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

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump and VorteXML sold directly to end-users, include a guarantee under which such customers may return products within 30 to 60 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists.” Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required.  Adjustments are recorded as increases or decreases in revenue in the period of adjustment.  Actual returns have historically been within the range estimated by management.

Stock Options

The Company uses the intrinsic-value method of valuing its stock options to measure compensation expense associated with grants of stock options to employees and directors. As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” that amended SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” the Company has elected to continue to follow the intrinsic-value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had the Company recognized compensation for its stock options and purchase plans based on the fair value for awards under those plans, pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net income, as reported	$330,064	$99,650	$183,046	$818,738
Add: Total stock-based employee compensation expense included in net income	—	—	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(75,392)	(58,908)	(219,191)	(166,109)
Pro forma net income (loss)	$254,672	$40,742	$(36,145)	$652,629

Net income (loss) per share:
Basic - as reported	$0.06	$0.02	$0.03	$0.16
Basic - pro forma	$0.05	$0.01	$(0.01)	$0.12

Diluted - as reported	$0.06	$0.02	$0.03	$0.14
Diluted - pro forma	$0.04	$0.01	$(0.01)	$0.11

The fair values used to compute pro forma net income (loss) and pro forma net income (loss) per share were estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended June 30,
	2005	2004
Risk-free interest rate	3.7%	3.0%
Expected life of option grants (years)	5	4
Expected volatility of underlying stock	107.6%	115.0%
Expected dividend payment rate	0.0%	0.0%

No stock options were granted during either the three months ended June 30, 2005 or the three months ended June 30, 2004.

On December 16, 2004, FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” titled “Share-Based Payment”, SFAS No. 123(R).  This revision requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on the grant-date fair value.  On April 14, 2005, the Securities and Exchange Commission adopted a rule amending SFAS 123(R) “Share-Based Payment” deferring the effective date of SFAS 123(R) for public companies to fiscal years beginning after June 15, 2005.  The standard offers the Company alternative methods of adoption.  The Company has not yet determined which alternative method it will use.  See Note 10 for further explanation.

Concentration of Credit Risks and Major Customers

The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary credit terms. One customer, Ingram Micro Inc., individually accounted for 14% and 18% of total revenue for the three months ended June 30, 2005 and 2004, respectively, and 19% of total revenue for the nine months ended June 30, 2005 and 2004.  Ingram Micro Inc. accounted for 22% and 31% of outstanding gross trade receivables as of June 30, 2005 and September 30, 2004, respectively.  The Company sells to Ingram Micro Inc. under a distribution agreement, which automatically renews for successive one-year terms unless terminated. Other than this customer, no other customer constitutes a significant portion (more than 10%) of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

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

Goodwill and certain trademarks are not subject to amortization and are tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired, but if the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, must be measured. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Note 2.          Business Combinations

Mergence Technologies Corporation

On August 11, 2004, the Company acquired 100% of the outstanding shares of Mergence Technologies Corporation for an acquisition cost of $2,596,691 comprised of $2,500,000 in cash and direct costs of $96,691. The Mergence purchase agreement also includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of the revenues, as defined, of Mergence’s Researcher product for a period of six years, not all Mergence products are subject to royalties.  Payment amounts will be expensed as a cost of revenue as the Researcher product is recognized as revenue.  The Company expensed $10,400 during the nine months ended June 30, 2005.

Mergence was acquired to broaden and expand the Company’s product offerings.  Mergence’s results are included with those of the Company from the date of acquisition.

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

Note 3.          Goodwill and Other Intangible Assets, Net

Other intangible assets, net were comprised of the following as of June 30, 2005 (unaudited) and September 30, 2004:

Identified Intangible Asset	Weighted Average Useful Life in Years	June 30, 2005			September 30, 2004
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	3	$1,632,160	$(1,408,026)	$224,134	$1,623,120	$(1,194,931)	$428,189
Purchased software	5	520,000	(92,222)	427,778	520,000	(11,667)	508,333
Patents	20	159,967	(6,382)	153,585	140,000	(1,167)	138,833
Customer lists	4	130,000	(28,438)	101,562	130,000	—	130,000
Non-compete agreements	5	100,000	(17,500)	82,500	100,000	—	100,000
Trademarks	indefinite	345,152	—	345,152	345,152	—	345,152

Total		$2,887,279	$(1,552,568)	$1,334,711	$2,858,272	$(1,207,765)	$1,650,507

For the three months ended June 30, 2005 and 2004, amortization expense related to identified intangible assets was $114,809 and $108,785, respectively, and $344,803 and $374,986 for the nine months ended June 30, 2005 and 2004, respectively.

The estimated future amortization expense related to other intangible assets as of June 30, 2005 was as follows:

Fiscal Year
Remainder of fiscal 2005	$114,810
2006	318,703
2007	164,585
2008	119,799
2009	88,861
2010	71,363
Thereafter	111,438
Total	$989,559

The carrying amount of goodwill as of June 30, 2005 was $1,630,646.

Note 4.          Inventories

Inventories consisted of the following at June 30, 2005 and September 30, 2004:

	June 30, 2005	September 30, 2004
	(unaudited)

Raw materials	$23,599	$46,931
Finished goods	26,652	21,024

Total	$50,251	$67,955

Note 5.          Deferred Revenue

Deferred revenue consisted of the following at June 30, 2005 and September 30, 2004:

	June 30, 2005	September 30, 2004
	(unaudited)
Maintenance	$2,376,908	$2,440,719
Other	524,216	462,404

Total	$2,901,124	$2,903,123

Maintenance consists of the unearned portion of post-contract customer support services provided by the Company to customers who purchase maintenance agreements for the Company’s products. Maintenance revenues are recognized on a straight-line basis over the term of the maintenance period, generally 12 months.

Other consists of deferred license, subscription and professional services revenue generated from arrangements that are invoiced in accordance with the terms and conditions of the arrangement but do not meet all the criteria for revenue recognition, and are, therefore, deferred until all revenue recognition criteria are met.

Note 6.          Comprehensive Income

The following table sets forth the reconciliation of net income to comprehensive income:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Net income	$330,064	$99,650	$183,046	$818,738
Other comprehensive (loss) income:
Foreign currency translation adjustments	(39,756)	(24,372)	(25,212)	81,803

Comprehensive income	$290,308	$75,278	$157,834	$900,541

Accumulated other comprehensive loss reported in the consolidated condensed balance sheets consists only of foreign currency translation adjustments.

Note 7.          Basic and Diluted Net Income Per Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the impact, when dilutive, of the exercise of options and warrants using the treasury stock method.

Potential dilutive common stock options aggregating 145,870 and 122,152 shares for the three and nine months ended June 30, 2005 and 2004, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be antidilutive.

Note 8.          Commitments and Contingencies

In May 2004, the Company was served with a charge of discrimination filed with the Massachusetts Commission Against Discrimination (MCAD) by a current employee. In addition to the Company, the employee named an executive of the Company as well as the employee’s former supervisor as defendants. The employee alleged that her former supervisor engaged in sexually harassing conduct. The employee accused the executive of engaging in retaliation upon learning of the employee’s complaint.  The complaint was withdrawn from the MCAD in August 2004, with the stated intent of pursuing the claim in Superior Court in the state of Massachusetts. To date, the Company has not been notified of any further filing. Given the early stage and current status of the claim, the Company is unable to predict the ultimate outcome. The Company intends to vigorously defend the claims.

From time to time, the Company receives other claims and may be party to other actions that arise in the normal course of business. Other than as noted above, the Company does not believe the eventual outcome of any other pending matters will have a material effect on the Company’s consolidated financial condition or results of operations.

Note 9.          Segment Information

The Company has determined that it has only one reportable segment. The Company’s chief operating decision maker, as defined, (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and operating results.

The following table presents information about the Company’s revenue by product lines:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Desktop and Server Software (primarily Monarch)	61%	55%	58%	56%
Report Management Solutions (including Datawatch|ES & iMergence)	15%	12%	15%	13%
Service Management Solutions (including Visual|QSM & Visual|HD)	24%	33%	27%	31%

Total	100%	100%	100%	100%

The Company’s operations are conducted in the U.S. and internationally (principally in the United Kingdom). The following tables present information about the Company’s geographic operations:

	Domestic	International (Principally U.K.)	Intercompany Eliminations	Total
Total Revenue
Three months ended June 30, 2005	$4,065,850	$1,809,111	$(256,029)	$5,618,932
Three months ended June 30, 2004	2,950,891	1,982,690	(224,227)	4,709,354

Nine Months ended June 30, 2005	10,644,417	5,967,441	(796,851)	15,815,007
Nine Months ended June 30, 2004	9,382,479	5,681,072	(752,506)	14,311,045

Total Operating Income (Loss)
Three months ended June 30, 2005	$643,045	$(323,338)	$—	$319,707
Three months ended June 30, 2004	75,524	44,007	—	119,531

Nine Months ended June 30, 2005	784,766	(661,204)	—	123,562
Nine Months ended June 30, 2004	884,920	(44,626)	—	840,294

Non-current Assets
At June 30, 2005	$3,587,008	$101,766		$3,688,774
At September 30, 2004	3,896,946	116,477		4,013,423

Note 10.   Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”).  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). On April 14, 2005, the Securities and Exchange Commission adopted a rule amending SFAS 123(R) “Share-Based Payment” deferring the effective date of SFAS 123(R) for public companies to fiscal years beginning after June 15, 2005.  We are evaluating the two methods of adoption allowed by SFAS No. 123R; the modified-prospective transition method and the modified-retrospective transition method.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Datawatch is engaged in the design, development, manufacture, marketing, and support of business computer software primarily for the Windows-based market.  Its products address the enterprise content management and reporting, business intelligence, data replication, service management and help desk markets.

Datawatch’s principal products are:  Monarch, a desktop report mining and business intelligence application that lets users extract and manipulate data from ASCII report files, PDF files or HTML files produced on any mainframe, midrange, client/server or PC system; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; Monarch|RMS, a web-based report mining and analysis solution that integrates with any existing COLD/ERM, document or content management archiving solution; Datawatch|ES, a web-enabled business information portal, providing complete report management, business intelligence and content management, and the ability to analyze data within reports derived from existing reporting systems with no new programming or report writing; Datawatch|Researcher, a .NET based content and data aggregation solution that searches inter-related data, documents, and communications scattered over multiple and disparate repositories, then merges and analyzes the results into comprehensive actionable case records; Visual|QSM, a fully internet-enabled IT support solution that incorporates workflow and network management capabilities and provides web access to multiple databases via a standard browser; Visual|Help Desk or Visual|HD, a web-based help desk and call center solution operating on the IBM Lotus Domino platform; and VorteXML, a data transformation product for the emerging XML market that easily and quickly converts structured text output from any system into valid XML for web services and more using any DTD or XDR schema without programming.

On August 11, 2004, Datawatch acquired 100% of the shares of Mergence Technologies Corporation, subsequently changed to Datawatch Technologies, in exchange for $2,500,000 in cash and $96,691 in direct costs.  The purchase agreement also included a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product for a period of six years, not all Mergence products are subject to royalties.  The activities of Mergence from August 11, 2004 are included in the Company’s consolidated condensed financial statements.  See Note 2 to the consolidated condensed financial statements which appear elsewhere herein for more detailed financial information on the acquisition of Mergence.

During the first quarter of fiscal 2004, the Company introduced a subscription sales model for the sale of its enterprise products.  The Company continues to offer its enterprise products through the sale of perpetual licenses and introduced the subscription pricing model to allow customers to begin using the Company’s products at a lower initial cost of software acquisition.  Subscriptions automatically renew unless terminated with 90 days notice.  During fiscal 2004 and the nine months ended June 30, 2005, revenues under the subscription model were not significant, however, customer interest in the model and sales under the model have been increasing.

CRITICAL ACCOUNTING POLICIES

In the preparation of financial statements and other financial data, management applies certain accounting policies to transactions that, depending on choices made by management, can result in different outcomes. In order for a reader to understand the following information regarding the financial performance and condition of the Company, an understanding of those accounting policies is important. Certain of those policies are comparatively more important to the Company’s financial results and condition than others. The policies that the Company believes are most important for a reader’s understanding of the financial information provided in this report are described below.

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are generally sold directly to end-users. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers.  Sales to distributors and resellers accounted for approximately 26% and 28%, respectively, of total sales for the three months ended June 30, 2005 and 2004, and 29% and 28%, respectively, of total sales for the nine months ended June 30, 2005 and 2004.  Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining.  Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by Statement of Position No. 97-2, “Software Revenue Recognition.”  The Company’s software products can be installed and used by customers on their own with little or no customization required.  Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold.  Upon delivery, the licensing fee is payable without further delivery obligations of the Company.

Desktop and Server Software products are generally not sold in multiple element arrangements.  Accordingly, the price paid by the customer is considered the vendor specific objective evidence (“VSOE”) of fair value for those products.

Enterprise Software sales are generally multiple element arrangements which include software license deliverables, professional services and post-contract customer support.  In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to a software license.  In applying the residual method, the Company deducts from the sale proceeds the VSOE of fair value of the services and post-contract customer support in determining the residual fair value of the software license.  The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and do not involve modification or customization of the software or any other unusual acceptance clauses or terms.  Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis.  Revenue from post-contract customer support services is deferred and recognized ratably over the contract period (generally one year).  Such deferred amounts are recorded as part of deferred revenue in the Company’s Consolidated Condensed Balance Sheets included elsewhere herein.

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

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, and VorteXML sold directly to end-users, include a guarantee under which such customers may return products within 30 to 60 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in SFAS No. 48, “Revenue Recognition when Right of Return Exists.”  Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated.  The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently.  Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by the Company.  The Company’s returns reserve was $148,558 and $186,277 for the period as of June 30, 2005 and September 30, 2004, respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Based upon the analysis and estimates of the uncollectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on the Company’s financial position and results of operations. The Company’s allowance for doubtful accounts was $268,872 and $230,034 for the period as of June 30, 2005 and September 30, 2004, respectively.

Deferred Tax Assets

The Company has deferred tax assets related to net operating loss carryforwards and tax credits that expire at different times through and until 2020.  Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets.  Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations.  The Company’s domestic operations have been profitable during the past three years while international operations have continued to generate operating losses.  During fiscal 2004, the Company increased sales and marketing expense by approximately 24% and introduced a subscription sales model, both of which could have an adverse effect on profitability.  Accordingly, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance, previously provided against the deferred tax assets, continues to be provided.  Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in the Company concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes.  Total net deferred tax assets subject to a valuation allowance was approximately $5.0 million as of June 30, 2005.

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

Goodwill, Other Intangible Assets and Other Long-Lived Assets

The Company performs an evaluation of whether goodwill is impaired annually or when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Fair value is determined using market comparables for similar businesses or forecasts of discounted future cash flows. The Company also reviews other intangible assets and other long-lived assets when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Should the fair value of the Company’s long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary.

RESULTS OF OPERATIONS

Three and Nine months Ended June 30, 2005 and 2004

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from the unaudited consolidated condensed financial statements contained in this Quarterly Report on Form 10-Q. The operating results for any period should not be considered indicative of the results expected for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
REVENUE:
Software licenses and subscriptions	66.9%	62.3%	65.0%	65.5%
Maintenance and services	33.1%	37.7%	35.0%	34.5%
Total Revenue	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	12.4%	12.5%	11.8%	13.8%
Cost of maintenance and services	14.6%	14.5%	16.3%	13.7%
Sales and marketing	38.6%	42.9%	41.3%	38.5%
Engineering and product development	9.2%	6.6%	10.2%	6.5%
General and administrative	19.5%	20.9%	19.7%	21.6%

Total costs and expenses	94.3%	97.4%	99.3%	94.1%
INCOME FROM OPERATIONS	5.7%	2.6%	0.7%	5.9%
Interest expense	0.0%	0.0%	0.0%	0.0%
Interest income and other income (expense), net	0.2%	-0.1%	0.4%	0.0%
INCOME BEFORE INCOME TAXES	5.9%	2.5%	1.1%	5.9%
Provision for income taxes	0.0%	0.4%	0.0%	0.2%
NET INCOME	5.9%	2.1%	1.1%	5.7%

Comparison of the Three Months Ended June 30, 2005 and June 30, 2004

Total Revenues

The following table presents total revenue, change in total revenue and total revenue growth for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Increase	Percentage Increase

	2005	2004
Software licenses and subscriptions	$3,757,458	$2,933,547	823,911	28.1%
Maintenance and services	1,861,474	1,775,807	85,667	4.8%

Total revenue	$5,618,932	$4,709,354	$909,578	19.3%

Software licenses and subscription revenue increased by approximately $824,000 or 28.1% as compared to the three months ended June 30, 2004.  The increase was mainly in Desktop software license revenue.  Software license revenue related to the Monarch product, for which the new version 8 was released in March 2005, increased approximately $699,000 as compared to the three months ended June 30, 2004.  The Company has seen an increase in Subscription revenue within the Enterprise solutions group which increased approximately $126,000 as compared to the three months ended June 30, 2004.  The Company continues to increase the number of customers purchasing via our subscription model and the number of subscription cancellations has been less than 20%.

Maintenance and services revenues increased approximately $86,000 or 4.8% as compared to the three months ended June 30, 2004.   This increase is primarily attributable to increases in maintenance and service revenues from Desktop solutions.  The increases in maintenance and services revenue is attributable to the increased demand for professional services and an overall increase in the customer base that continues to purchase our maintenance service plans.

Costs and Operating Expenses

The following table presents costs and operating expenses, changes in costs and operating expenses and costs and operating expenses growth for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Increase	Percentage Increase

	2005	2004
Costs of software licenses and subscriptions	$698,675	$590,786	107,889	18.3%
Costs of maintenance and services	822,671	681,089	141,582	20.8%
Sales and marketing expenses	2,168,532	2,021,418	147,114	7.3%
Engineering and product development expenses	514,446	311,062	203,384	65.4%
General and administrative expenses	1,094,901	985,468	109,433	11.1%

Total costs and operating expenses	$5,299,225	$4,589,823	$709,402	15.5%

Cost of software licenses and subscriptions for the three months ended June 30, 2005 as a percentage of software license and subscription revenues was 19%, as compared to 20% of software license revenues for the three months ended June 30, 2004.  The decrease in costs of software licenses and subscriptions as a percentage of software licenses and subscription revenue is due to the decreasing amortization expense of capitalized software costs and the mix of software products sold that were internally developed and do not have any associated royalty expenses.

Cost of maintenance and services for the three months ended June 30, 2005 as a percentage of maintenance and service revenues was 44%, as compared to 38% for the three months ended June 30, 2004.  Cost of maintenance and services as a percentage of maintenance and service revenues increased for the three months ended June 30, 2005 when compared to the three months ended June 30, 2004, primarily due to the increase in headcount associated with consulting and training staff.  During fiscal year 2004, the Company implemented a sales performance strategy, under which the Company increased the consulting staff as well as the sales staff.  The Company also changed our sales model to sell products via a subscription term.  There has been a slight shift in selling more subscription term licenses, which in turn will effect the cost of maintenance and services.  The revenues are recognized over future periods rather than at the point of sale and the professional services expenses and systems installation costs, were incurred in the quarter for the project work associated with the implementation of the systems for these customers.

Sales and marketing expenses increased approximately $147,000, or 7%.  This increase is primarily attributable to increased sales staff head-count, salaries and related expenses.  The increase is in-line with the overall growth of the business.  Revenue grew 19% quarter over quarter.  The Company continues to invest in the sales and marketing group in order to focus on driving top line revenue growth.

Engineering and product development expenses increased approximately $203,000 or 65%.  This increase is primarily attributable to an increase of  $171,000 in product development expenses resulting from the acquisition of the Datawatch Technologies subsidiary.  The Company continues to transition some existing outsourced development activities in-house, but currently expects to continue to use third-party development activities as well as in-house development.

General and administrative expenses increased approximately $109,000 or 11%.  This increase is primarily attributable to salaries, benefits and the overall increase in business.

Our current estimate is that the Company will not be in a significant taxable position in any jurisdiction primarily as a result of the availability of loss carryforwards for which valuation allowances had previously been provided. At June 30, 2005, the Company had federal, foreign and state tax loss carryforwards available to offset future taxable income of approximately $5 million; a full valuation reserve has been established against these net deferred tax assets as uncertainty continues to exist regarding the Company’s ability to generate sufficient future taxable income for the utilization of these losses. (See the section titled Critical Accounting Policies included elsewhere in this Part I, Item 2 for a further discussion of the Company’s income tax policy.)

Net income for the three months ended June 30, 2005 was approximately $330,000, which compares to net income of approximately $100,000 for the three months ended June 30, 2004.

Comparison of the Nine months Ended June 30, 2005 and June 30, 2004

Total Revenues

The following table presents total revenue, change in total revenue and total revenue growth for the nine months ended June 30, 2005 and 2004:

	Nine Months Ended June 30,		Increase	Percentage Increase

	2005	2004
Software licenses and subscriptions	$10,281,736	$9,371,216	910,520	9.7%
Maintenance and services	5,533,271	4,939,829	593,442	12.0%

Total revenue	$15,815,007	$14,311,045	$1,503,962	10.5%

Software licenses and subscription revenue increased by approximately $911,000 or 9.7% as compared to the nine months ended June 30, 2004.  The increase was mainly in Desktop software license revenue.  Software license revenue for the Monarch product, for which the new version 8 was released in March 2005, increased approximately $692,000 as compared to the nine months ended June 30, 2004.  Subscription revenue within the Enterprise solutions group increased approximately $296,000 as compared to the nine months ended June 30, 2004.

Maintenance and services revenues increased approximately $593,000 or 12% as compared to the nine months ended June 30, 2004.   This increase is primarily attributable to increases in both service revenues and maintenance revenues from Datawatch|ES and Desktop solutions.  Additionally, the Datawatch|ES revenue for the 2005 fiscal year includes iMergence iStore maintenance and services revenue of approximately $356,000 resulting from the inclusion of Mergence products subsequent to the Mergence acquisition.

Costs and Operating Expenses

The following table presents costs and operating expenses, changes in costs and operating expenses and costs and operating expenses growth for the nine months ended June 30, 2005 and 2004:

	Nine Months Ended June 30,			Percentage
			Increase	Increase
	2005	2004	(Decrease)	(Decrease)
Costs of software licenses and subscriptions	$1,858,901	$1,981,167	(122,266)	(6.2)%
Costs of maintenance and services	2,579,111	1,953,956	625,155	32.0%
Sales and marketing expenses	6,530,070	5,515,346	1,014,724	18.4%
Engineering and product development expenses	1,612,552	932,187	680,365	73.0%
General and administrative expenses	3,110,811	3,088,095	22,716	0.7%

Total costs and operating expenses	$15,691,445	$13,470,751	$2,220,694	16.5%

Cost of software licenses and subscriptions for the nine months ended June 30, 2005 as a percentage of software licenses and subscriptions revenues was 19%, as compared to 21% of software license revenues for the nine months ended June 30, 2004.  The decrease in costs of software licenses and subscriptions as a percentage of software licenses and subscription revenue is due to the decreasing amortization expense of capitalized software costs.

Cost of maintenance and services for the nine months ended June 30, 2005 as a percentage of maintenance and service revenues was 47%, as compared to 40% for the nine months ended June 30, 2004.  Cost of maintenance and services as a percentage of maintenance and service revenues increased for the nine months ended June 30, 2005 when compared to the nine months ended June 30, 2004, primarily due to the increase in headcount associated with consulting and training staff.  During fiscal year 2004, the Company implemented a sales performance strategy and increased the consulting staff as well as the sales staff as well as changed our sales model to sell products via a subscription term.  The Company has begun to see a shift in selling more subscription term licenses, as the revenues are recognized over future periods rather than at the point of sale and the extra professional services expenses and systems installation costs, were incurred in the quarter for the project work associated with the implementation of the systems for these customers.

Sales and marketing expenses increased approximately $1,015,000, or 18%.  This increase is primarily attributable to increased sales staff head-count, salaries and related expenses in order to grow the business.  Revenue grew approximately 11% for the year to date.  The Company continues to invest in the sales and marketing group in order to focus on driving top line revenue growth.

Engineering and product development expenses increased approximately $680,000 or 73%.  This increase is primarily attributable to increased costs of product development expenses resulting from the acquisition of the Datawatch Technologies subsidiary.  Datawatch Technologies represented approximately $504,000 of this increase.

General and administrative expenses increased approximately $23,000 or 1%.  General and administrative expenses remained relatively consistent for the nine months ended June 30, 2005.

Net income for the nine months ended June 30, 2005 was approximately $183,000, which compares to net income of approximately $819,000 for the nine months ended June 30, 2004.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities, equipment and automobiles in the U.S. and overseas under noncancelable operating leases that expire through 2009.  The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses.  Rental expense for all operating leases was approximately $164,000 and $151,000 for the three months ended June 30, 2005 and 2004, respectively, and $495,000 and $452,000 for the nine months ended June 30, 2005 and 2004, respectively.  The U.S. facilities lease is due to expire in January 2006 and the Company is currently evaluating new facility locations.

As of June 30, 2005, minimum rental commitments under noncancelable operating leases are as follows:

Fiscal Year
Remainder of 2005	$154,440
2006	215,978
2007	26,221
2008	13,909
2009	3,837

Total minimum lease payments	$414,385

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $474,000 and $374,000, respectively, for the three months ended June 30, 2005 and 2004, and $1,221,000 and $1,262,000 for the nine months ended June 30, 2005 and 2004, respectively.  The Company is not obligated to pay any minimum amounts for royalties.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product until September 30, 2010.  The Company expensed approximately $10,400 for the nine months ended June 30, 2005.  See Note 2 to the Consolidated Condensed Financial Statements which appear elsewhere herein for more detailed financial information on the acquisition of Mergence.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of June 30, 2005.

The Company is required by the lease related to its Lowell, Massachusetts facility to provide a letter of credit in the amount of approximately $143,000 as a security deposit to provide credit support payment to the landlord of amounts due under the lease. Cash on deposit providing security in the amount of this letter of credit is classified as part of restricted cash in the Company’s consolidated condensed balance sheets as of June 30, 2005 and September 30, 2004.

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

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2005.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2005.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy limits the Company’s exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company had net income of approximately $183,000 for the nine months ended June 30, 2005 as compared to net income of approximately $819,000 for the nine months ended June 30, 2004.  During the nine months ended June 30, 2005, approximately $293,000 of cash was provided by the Company’s operations as compared to approximately $955,000 of cash provided by operations during the nine months ended June 30, 2004.  The main provider of cash from operations was net income before depreciation and amortization.  The main use of cash from operations for the nine months ended June 30, 2005 was a result of the payment of fiscal 2004 year end accrued expenses and accounts payables related to accounting fees, legal fees and year-end bonus amounts, as well as an increase in the accounts receivable balances due to the timing of invoicing and cash collections.

Net cash used in investing activities for the nine months ended June 30, 2005 of $196,000 is primarily the result of the purchase of fixed assets.

Net cash provided by financing activities for the nine months ended June 30, 2005 of $31,000 is primarily the result of the cash received from the exercise of employee stock options.

During fiscal 2004, the Company introduced a subscription sales model for the sale of its enterprise products.  This new pricing model allows customers to begin using the Company’s products at a lower initial cost of software acquisition when compared to the more traditional perpetual license sale.  While this initiative is designed to increase the number of enterprise solutions sold and also reduce dependency on short-term sales by building a recurring revenue stream, it introduces increased risks for the Company primarily associated with the timing of revenue recognition and reduced cash flows.  The subscription model delays revenue recognition when compared to the typical perpetual license sale and also, as the Company allows termination of certain subscriptions with 90 days notice, could result in decreased revenue for solutions sold under the model if the Company experiences a high percentage of subscription cancellations during the first two years of the subscription.  Further, as amounts due from customers are invoiced over the life of the subscription, there are delayed cash flows from subscription sales when compared to perpetual license sales.

The Mergence purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product for a period of six years.  As the cash payments are based on recognized revenue and no minimum payments are required, they are not expected to have a significant impact on the Company’s liquidity or cash flows.  See the section titled OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS included elsewhere herein for a more complete disclosure of the Company’s commitments and contingent liabilities.

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

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. The Company does not currently anticipate any cash requirements, during that time, to fund significant growth, capital expenditures or the acquisition of complementary technology or businesses.  However, if in the future, such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements.

Management believes that the Company’s current operations have not been materially impacted by the effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”).  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). On April 14, 2005, the Securities and Exchange Commission adopted a rule amending SFAS 123(R) “Share-Based Payment” deferring the effective date of SFAS 123(R) for public companies to fiscal years beginning after June 15, 2005.  We are evaluating the two methods of adoption allowed by SFAS No. 123R; the modified-prospective transition method and the modified-retrospective transition method.

RISK FACTORS

The Company does not provide forecasts of its future financial performance.  However, from time to time, information provided by the Company or statements made by its employees may contain “forward looking” information that involves risks and uncertainties.  In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts (including, but not limited to statements contained in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this Quarterly Report on Form 10-Q relating to liquidity and capital resources) may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995.  The Company cautions readers not to place undue reliance on any such forward looking-statements, which speak only as of the date they are made.  The Company disclaims any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in the Company’s expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.  The Company’s actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements.  Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below and within this Quarterly Report on Form 10-Q, as well as the accuracy of the Company’s internal estimates of revenue and operating expense levels.  The following discussion of the Company’s risk factors should be read in conjunction with the financial statements contained herein and related notes thereto.  Such factors, among others, may have a material adverse effect upon the Company’s business, results of operations and financial condition.

Subscription Sales Model Risk

During fiscal 2004, the Company introduced a subscription sales model for the sale of its enterprise products.  This new pricing model allows customers to begin using the Company’s products at a lower initial cost of software acquisition when compared to the more traditional perpetual license sale.  While this initiative is designed to increase the number of enterprise solutions sold and also reduce dependency on short-term sales by building a recurring revenue stream, it introduces increased risks for the Company primarily associated with the timing of revenue recognition and reduced cash flows.  The subscription model delays revenue recognition when compared to the typical perpetual license sale and also, as the Company allows termination of certain subscriptions with 90 days notice, could result in decreased revenue for solutions sold under the model if the Company experiences a high percentage of subscription cancellations during the first two years of the subscription.  Further, as amounts due from customers are invoiced over the life of the subscription, there are delayed cash flows from subscription sales when compared to perpetual license sales.

Fluctuations in Quarterly Operating Results

The Company’s future operating results could vary substantially from quarter-to-quarter because of uncertainties and/or risks associated with such things as technological change, competition, and delays in the introduction of products or product enhancements and general market trends.  Historically, the Company has operated with little backlog of orders because its software products are generally shipped as orders are received.  As a result, net sales in any quarter are substantially dependent on orders booked and shipped in that quarter.  Further, the Company’s introduction of the subscription sales model could result in decreased revenues over the short term.  Because the Company’s staffing and operating expenses are based on anticipated revenue levels and a high percentage of the Company’s costs are fixed in the short-term, small variations in the timing of revenues can cause significant variations in operating results from quarter-to-quarter.  Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.  There can be no assurance that the Company will not experience such variations in operating results in the future or that such variations will not have a material adverse effect on the Company’s business, financial condition or results of operation.

Weakening of World Wide Economic Conditions and the Computer Software Market May Result in Lower Revenue Growth Rates or Decreased Revenues

The revenue growth and profitability of the Company’s business depends on the overall demand for computer software and services, particularly in the markets in which it competes.  Because the Company’s sales are primarily to major corporate customers, its business also depends on general economic and business conditions.  A softening of demand for computer software and services caused by a weakening of the economy in the United States or abroad, may result in lower revenue growth rates, decreased revenues and reduced profitability.  In addition, terrorist attacks against the United States, and the United States military response to these attacks have added to economic and political uncertainty which may adversely affect worldwide demand for computer software and services and result in significant fluctuations in the value of foreign currencies.  In a weakened economy, the Company cannot be assured that it will be able to effectively promote future growth in its software and services revenues or maintain profitability.

Dependence on Principal Products

In the nine months ended June 30, 2005, Monarch, Visual|QSM and Visual|HD, and Datawatch|ES accounted for approximately 58%, 27% and 15%, respectively, of the Company’s total revenue.  The Company is wholly dependent on the Monarch, Visual|QSM, Visual|HD, Datawatch|ES and the recently acquired Datawatch|Researcher products.  As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company.  The Company’s future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products.  In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

International Sales

In the nine months ended June 30, 2005, and fiscal years 2004 and 2003, international sales, including export sales from domestic operations, accounted for approximately 39%, 41% and 39%, respectively, of the Company’s total revenue.  The Company anticipates that international sales will continue to account for a significant percentage of its total revenue.  A significant portion of the Company’s total revenue will therefore be subject to risks associated with international sales, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company’s intellectual property overseas, seasonality of sales and potentially adverse tax consequences.

Acquisition Strategy

As evidenced by its August 2004 acquisition of Mergence Technologies Corporation and its October 2002 acquisition of Auxilor Inc., the Company continues to address the need to develop new products, in part, through the acquisition of other companies.  Acquisitions involve numerous risks including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management’s attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company.  Achieving and maintaining the anticipated benefits of an acquisition will depend in part upon whether the integration of the companies’ business is accomplished in an efficient and effective manner, and there can be no assurance that this will occur.  The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries.

Dependence on New Introductions; New Product Delays

Growth in the Company’s business depends in substantial part on the continuing introduction of new products.  The length of product life cycles depends in part on end-user demand for new or additional functionality in the Company’s products. If the Company fails to accurately anticipate the demand for, or encounters any significant delays in developing or introducing, new products or additional functionality on its products, there could be a material adverse effect on the Company’s business. Product life cycles can also be affected by the introduction by suppliers of operating systems of comparable functionality within their products.  The failure of the Company to anticipate the introduction of additional functionality in products developed by such suppliers could have a material adverse effect on the Company’s business.  In addition, the Company’s competitors may introduce products with more features and lower prices than the Company’s products.  Such increase in competition could adversely affect the life cycles of the Company’s products, which in turn could have a material adverse effect on the Company’s business.

Software products may contain undetected errors or failures when first introduced or as new versions are released.  There can be no assurance that, despite testing by the Company and by current and potential end-users, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance.  Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, could have a material adverse effect on the Company’s business.

Rapid Technological Change

The markets in which the Company competes have undergone, and can be expected to continue to undergo, rapid and significant technological change.  The ability of the Company to grow will depend on its ability to successfully update and improve its existing products and market and license new products to meet the changing demands of the marketplace and that can compete successfully with the existing and new products of the Company’s competitors.  There can be no assurance that the Company will be able to successfully anticipate and satisfy the changing demands of the personal computer software marketplace, that the Company will be able to continue to enhance its product offerings, or that technological changes in hardware platforms or software operating systems, or the introduction of a new product by a competitor, will not render the Company’s products obsolete.

Competition in the PC Software Industry

The software market for personal computers is highly competitive and characterized by continual change and improvement in technology.  Several of the Company’s existing and potential competitors, including BMC Software, Actuate Corporation, Mobius Management Systems, Inc., and others, have substantially greater financial, marketing and technological resources than the Company.  No assurance can be given that the Company will have the resources required to compete successfully in the future.

Dependence on Proprietary Software Technology

The Company’s success is dependent upon proprietary software technology.  Although the Company does not own all patents on any such technology, it does hold exclusive licenses to such technology and relies principally on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its rights to such proprietary technology.  Despite such precautions, there can be no assurance that such steps will be adequate to deter misappropriation of such technology.

Reliance on Software License Agreements

Substantially all of the Company’s products incorporate third-party proprietary technology which is generally licensed to the Company on an exclusive, worldwide basis. Failure by such third-parties to continue to develop technology for the Company and license such technology to the Company could have a material adverse effect on the Company’s business and results of operations.

Dependence on the Ability to Hire and Retain Skilled Personnel

Qualified personnel are in great demand throughout the software industry.  The Company’s success depends, in large part, upon its ability to attract, train, motivate and retain highly skilled employees, particularly, technical personnel and product development and professional services personnel, sales and marketing personnel and other senior personnel. The Company’s failure to attract and retain the highly trained technical personnel that are integral to the Company’s product development, professional services and direct sales teams may limit the rate at which the Company can generate sales and develop new products or product enhancements. A change in key management could result in transition and attrition in the affected department.  This could have a material adverse effect on the Company’s business, operating results and financial condition.

Indirect Distribution Channels

The Company sells a significant portion of its products through resellers, none of which are under the direct control of the Company. The loss of major resellers of the Company’s products, or a significant decline in their sales, could have a material adverse effect on the Company’s operating results. There can be no assurance that the Company will be able to attract or retain additional qualified resellers or that any such resellers will be able to effectively sell the Company’s products. The Company seeks to select and retain resellers on the basis of their business credentials and their ability to add value through expertise in specific vertical markets or application programming expertise. In addition, the Company relies on resellers to provide post-sales service and support, and any deficiencies in such service and support could adversely affect the Company’s business.

Volatility of Stock Price

As is frequently the case with the stocks of high technology companies, the market price of the Company’s common stock has been, and may continue to be, volatile. Factors such as quarterly fluctuations in results of operations, increased competition, the introduction of new products by the Company or its competitors, expenses or other difficulties associated with assimilating companies acquired by the Company, changes in the mix of sales channels, the timing of significant customer orders, and macroeconomic conditions generally, may have a significant impact on the market price of the stock of the Company. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant adverse effect on the market price of the Company’s common stock in any given period. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market price for many high technology companies and which, on occasion, have appeared to be unrelated to the operating performance of such companies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At June 30, 2005, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments. The Company holds no investment securities that possess significant market risk.

Primary Market Risk Exposures

The Company’s primary market risk exposure is in the area of foreign currency exchange rate risk. The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to the Company’s international subsidiaries, if any, are usually considered to be of a long-term investment nature. Therefore, the majority of currency movements are reflected in the Company’s other comprehensive loss. There are, however, certain situations where the Company will invoice customers in currencies other than its own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in interest income and other income (expense), net in our consolidated condensed statement of operations. These have not been material in the past nor does management believe that they will be material in the future. Currently the Company does not engage in foreign currency hedging activities.

Item 4.  Controls and Procedures

The principal executive officer and principal financial officer, with the participation of the Company’s management, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13(a)-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, they have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures are operating in an effective manner and are designed to ensure that information required to be disclosed in the Company’s filings and submissions under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances.  The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at a level that provides such reasonable assurances.

There were no changes in the Company’s internal controls over financial reporting, or in other factors that could significantly affect these controls, during the fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In May 2004, the Company was served with a charge of discrimination filed with the Massachusetts Commission Against Discrimination (MCAD) by a current employee. In addition to the Company, the employee named an executive of the Company as well as the employee’s former supervisor as defendants. The employee alleged that her former supervisor engaged in sexually harassing conduct. The employee accused the executive of engaging in retaliation upon learning of the employee’s complaint.  The complaint was withdrawn from the MCAD in August 2004, with the stated intent of pursuing the claim in Superior Court in the state of Massachusetts. To date, the Company has not been notified of any further filing. Given the early stage and current status of the claim, the Company is unable to predict the ultimate outcome. The Company intends to vigorously defend the claims.

From time to time, the Company receives other claims and may be party to other actions that arise in the normal course of business. Other than as noted above, the Company does not believe the eventual outcome of any other pending matters will have a material effect on the Company’s consolidated condensed financial condition or results of operations.

Item 6.  Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2005.

DATAWATCH CORPORATION

/s/ Robert W. Hagger
Robert W. Hagger.
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ John J. Hulburt
John J. Hulburt
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)