Form 10-K
period 2005-09-30
DATAWATCH CORP
filed 2005-12-12
CIK 792130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒                           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005 OR

☐                           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM                          TO

COMMISSION FILE NUMBER: 000-19960

DATAWATCH CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	02-0405716
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

175 CABOT STREET

SUITE 503

LOWELL, MASSACHUSETTS 01854

(Address of principal executive office)

Telephone Number: (978) 441-2200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK $0.01 PAR VALUE

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐   No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐   No  ☒

Aggregate market value of voting stock held by non-affiliates: $15,328,423 (based on the closing price of the registrant’s Common Stock of $5.09 per share on March 31, 2005, the last business day of the Company’s most recently completed second fiscal quarter, as reported by the NASDAQ SmallCap Market).

Number of shares of common stock outstanding at December 1, 2005:      5,464,071

Documents Incorporated By Reference

Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2005.  Portions of such Proxy Statement are incorporated by reference in Part III of this report.

DATAWATCH CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

Item 1.  BUSINESS

GENERAL

Datawatch Corporation (the “Company” or “Datawatch”), founded in 1985, is a leading vendor in the emerging Information Services market space. By providing solutions that build on a Service Oriented Architecture (SOA) framework, Datawatch allows organizations to access, enhance and deliver information from wherever it resides inside or outside the enterprise to solve business problems. The ability to maximize an organization’s investment in existing systems, databases, and content management archives allows Datawatch to rapidly implement business intelligence, performance management, report mining, ETL (Extract, Transform, Load) and business service management solutions with very high return on investment. Datawatch products are used in more than 20,000 companies, institutions and government agencies worldwide.

During the first quarter of fiscal 2004, the Company introduced a subscription sales model for the sale of its enterprise products.  The Company continues to offer its enterprise products through the sale of perpetual licenses and introduced the subscription pricing model to allows customers to begin using the Company’s products at a lower initial cost of software acquisition.  Subscription terms typically run 90 days or 24 months and automatically renew unless terminated with 90 days notice.  During fiscal 2005, sales under the subscription model were not significant, however, customer interest in the model and revenues resulting from sales under the model increased during the fiscal year.

The Company is a Delaware corporation, with executive offices located at 175 Cabot Street, Lowell, Massachusetts 01854 and the Company’s telephone number is (978) 441-2200.  In September 2005, the Company entered into a new sublease agreement and its executive offices will be relocating to 271 Mill Road, Quorum Office Park, Chelmsford, MA 01824 on December 17, 2005.  Periodic reports are made available to the public, free of charge, on the Datawatch website, www.Datawatch.Com and through the SEC’s website, www.SEC.Gov as soon as reasonably practicable after they have been filed with the SEC.

PRODUCTS

Monarch - Datawatch is best known for its popular desktop report mining and business intelligence application called Monarch.  More than 450,000 copies of Monarch have been sold, with localized versions in English, French, German and Spanish.  Monarch transforms structured text files (reports, statements, etc.) into a live database that users can sort, filter, summarize, graph and export to other applications such as Microsoft Corporation’s Excel or Access.  Monarch Professional Edition lets users extract and work with data in PDF and HTML files, databases, spreadsheets and ODBC sources as well as reports.  The Monarch product line represented approximately 56% of total revenues for the fiscal year 2005.

Monarch Data Pump - Monarch Data Pump (“MDP”) provides powerful information delivery and data ETL capabilities in one automated solution, without programming.  Combining Datawatch’s Monarch Report Mining/Data Mining engine with the Microsoft .NET framework, MDP delivers a highly scalable and easily administered enterprise solution to acquire, combine, and monitor customized data, and deliver that data in a wide variety of formats, on an automatic, scheduled basis.

Monarch|RMS - Monarch|RMS (Report Mining Server) is a web-based report mining and analysis solution that integrates with any existing COLD/ERM, document or content management archiving solution.  Monarch|RMS opens up the corporate data locked in stored, static reports, enabling dynamic business-driven analysis of information in users’ web browsers or favorite productivity tools with no programming.

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

Datawatch|Researcher - Datawatch|Researcher, acquired as part of the Mergence Technologies Corporation acquisition during fiscal 2004, is a .NET based content and data aggregation SOA technology. It finds and gathers inter-related data, documents, and communications scattered over multiple and disparate repositories, then merges, analyzes and delivers the

results for use in business processes or applications. Datawatch|Researcher is the basis for many new Datawatch|ES and Visual|QSM modules including performance management, balanced scorecard, workflow, and collaboration. Datawatch|Researcher is also being used by Datawatch partners as a SOA ready means to extend the capabilities of their own systems for compliance, auditing, performance management and more.

Visual|QSM  - Visual|QSM is a fully internet-enabled IT support solution that can scale from a basic help desk system to a full business management solution that incorporates workflow and network management capabilities and provides web access to multiple databases while enabling customers to interact via a standard browser.  Visual|QSM, a market leader in Europe, also provides advanced service level management capabilities, integrated change management features, business process automation tools and one of the industry’s easiest to learn and use interfaces.  The Visual|QSM product line represented approximately 24% of total revenues for fiscal year 2005.

Visual|Help Desk - Visual|Help Desk (“Visual|HD”), leverages the IBM Lotus Domino platform to provide a 100% web-based help desk and call center solution.  Cost effective and easy to deploy, Visual|HD is an enterprise-wide support solution that supports an organization’s existing IT infrastructure.  Visual|HD has the additional ability to utilize XML-based Web Services as well as the ability to integrate directly with IBM enterprise applications.

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

PRICING

The Company’s desktop products are sold under single and multi-user licenses.  A single user license for Monarch Standard Edition is priced at $659.  Multi-user licenses for Monarch Standard Edition are typically priced from $340 to $550 per user, depending upon the number of users.  A single user license for Monarch Professional Edition is priced at $799.  Multi-user licenses for Monarch Professional Edition are typically priced from $450 to $685 per user, depending upon the number of users.  Monarch Data Pump is typically priced at $7,999 per server.  A single user license for VorteXML Designer is priced at $499 and VorteXML Server is typically priced at $7,999 per server.

The Company’s enterprise report management and business service center products are primarily sold under server-based licenses with named-user and concurrent-user client licenses.  An entry-level Monarch|RMS system is priced at $15,000, with typical configurations priced in the $25,000 to $50,000 range.  Entry-level Datawatch|ES and Datawatch|Researcher systems are priced at approximately $30,000 and $40,000, respectively.  Typical configurations are priced in the range of $60,000 to $450,000.  An entry-level Visual|QSM system is priced at approximately $20,000.  Typical configurations sell in the range of $35,000 to $200,000.  An entry-level Visual|HD system sells for less than $10,000, with typical configurations priced in the $10,000 to $60,000 range.  Maintenance agreements, training and implementation services are sold separately.

The Company also sells its Enterprise Software using a subscription model. Subscription terms typically run 90 days or 24 months and automatically renew unless terminated with 90 days notice.  The subscription pricing does not include professional services beyond the installation of the software and such professional services are invoiced separately.   Prices for Datawatch|ES subscriptions typically range from approximately $1,750 to $7,000 per month.  Visual|QSM subscriptions typically range from approximately $1,000 to $2,500 per month, and Visual|HD subscriptions typically range from $500 to $1,200 per month.

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

During fiscal 2005, 2004 and 2003, one distributor, Ingram Micro Inc., represented approximately 19%, 20% and 19%, respectively, of the Company’s total revenue.  No other customer accounted for more than 10% of the Company’s total revenue in fiscal 2005, 2004 or 2003.  Datawatch’s revenues from outside of the U.S. are primarily the result of sales through the direct sales force of its wholly-owned subsidiary, Datawatch International Limited and its subsidiaries (“Datawatch International”) and through international resellers.  Such international sales (which are primarily in the UK), not including export sales from domestic operations, represented approximately 36%, 39% and 38% of the Company’s total revenue for fiscal 2005, 2004 and 2003, respectively.  See Note 11 to the Consolidated Financial Statements which appear elsewhere herein.

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

Datawatch’s product development efforts are conducted through in-house software development engineers and by external developers.  External developers are compensated either through royalty or commission payments based on product sales levels achieved or under contracts based on services provided.  Datawatch has established long-term relationships with several development engineering firms, providing flexibility, stability and reliability in its development process.

Datawatch’s product managers work closely with developers, whether independent or in-house, to define product specifications.  The initial concept for a product originates from this cooperative effort.  The developer is generally responsible for coding the development project.  Datawatch’s product managers maintain close technical control over the products, giving the Company the freedom to designate which modifications and enhancements are most important and when they should be implemented.  The product managers and their staff work in parallel with the developers to produce printed documentation, on-line help files, tutorials and installation software.  In some cases, Datawatch may choose to subcontract a portion of this work on a project basis to third-party suppliers under contracts.  Datawatch personnel also perform extensive quality assurance testing for all products and coordinate external beta test programs.

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

Other Datawatch products have been developed through in-house software development or by independent software engineers hired under contract.  Datawatch maintains source code and full product control for these products, which include Datawatch|ES, Visual|QSM, and Visual|HD products. Datawatch|ES, Visual|QSM, and Visual|HD are trademarks of Datawatch Corporation.  Visual|Help Desk is a registered trademark of Auxilor, Inc. (“Auxilor”), a wholly-owned subsidiary of Datawatch Corporation.

During fiscal 2004, the Company acquired Mergence Technologies Corporation which has a branch software development and testing office in the Philippines.  Mergence, which was renamed Datawatch Technologies Corporation coincident with the acquisition, developed the iMergence iStore and Datawatch|Researcher products at its facilities in the United States and the Philippines prior to the acquisition.  The Company has integrated  the Philippines development branch as an alternative development facility for its other enterprise products.  iMergence is a registered trademark of Datawatch Technologies Corporation.

Research and development expense was $2,031,280, $1,451,533 and $1,507,223 for fiscal years 2005, 2004 and 2003, respectively.

BACKLOG

The Company’s software products are generally shipped within three business days of receipt of an order.  Accordingly, the Company does not believe that backlog for its products is a meaningful indicator of future business.  The Company does maintain a backlog of services related to its Datawatch|ES, Visual|QSM, and Visual|HD business.  While this services backlog will provide future revenue to the Company, the Company believes that it is not a meaningful indicator of future business.

COMPETITION

The software industry is highly competitive and is characterized by rapidly changing technology and evolving industry standards.  Datawatch competes with a number of companies including Hyperion, Actuate Corporation, Mobius Management Systems, Inc. and others that have substantially greater financial, marketing and technological resources than the Company.  Competition in the industry is likely to intensify as current competitors expand their product lines and as new competitors enter the market.

PRODUCT PROTECTION

In addition to having certain patents pending on its software technologies, Datawatch relies on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements, and technical measures to protect its rights in its products.  Despite these precautions, unauthorized parties may attempt to copy aspects of Datawatch’s products or to obtain and use information that Datawatch regards as proprietary.  Datawatch believes that, because of the rapid pace of technological change in the software industry, the legal protections for its products are less significant than the knowledge, ability and experience of its employees and developers, the frequency of product enhancements and the timeliness and quality of its support services.  Datawatch believes that none of its products, trademarks, patents, and other proprietary rights infringe on the proprietary rights of third parties, but there can be no assurance that third parties will not assert infringement claims against it or its developers in the future.

PRODUCTION

Production of Datawatch’s products involves the duplication of compact and floppy disks, and the printing of user manuals, packaging and other related materials.  High volume compact disk duplication is performed by non-affiliated subcontractors, while low volume compact disk duplication is performed in-house.  Floppy disk duplication is performed in-house with high-capacity disk duplication equipment.  Printing work is also performed by non-affiliated subcontractors.  To date, Datawatch has not experienced any material difficulties or delays in production of its software and related documentation and believes that, if necessary, alternative production sources could be secured at a commercially reasonable cost.

EMPLOYEES

As of December 1, 2005, Datawatch had  121 full-time and 6 contract, temporary or part-time employees, including  48 engaged in marketing, sales, and customer service;  33 engaged in product consulting, training and technical support;  26 engaged in product management, development and quality assurance;  18 providing general, administrative, accounting, and IT functions; and 2 engaged in software production and warehousing.

Item 2.  PROPERTIES

The Company is currently headquartered in 20,492 square feet of leased office space in Lowell, Massachusetts.  The lease expires in January 2006.  The Company’s Datawatch Technologies subsidiary is headquartered in New Jersey and leases serviced offices on an annual basis.  The Company also maintains international sales and administrative offices in the United Kingdom and Australia, sales offices in France and Germany, and a software development and testing facility in the Philippines.

On September 28, 2005, The Company entered into a sublease agreement as sublessee with sublessor. Under the terms of the Sublease, the Company’s US headquarters will move from its present location at 175 Cabot Street, Lowell, Massachusetts to 271 Mill Road, Quorum Office Park, Chelmsford, Massachusetts. The new headquarters will consist of approximately 14,683 square feet. The Sublease is for a period of sixty-six (66) months. The aggregate rent for the term of the Sublease is approximately $735,985. In addition to rent, the Sublease requires the Company to pay certain taxes, insurance and operating costs related to the leased building based on the Company’s pro-rata share. The Company is also responsible for the costs of certain tenant improvements associated with the new facility but will be entitled to reimbursement for certain costs from sublessor.

Item 3.  LEGAL PROCEEDINGS

In May 2004, the Company was served with a charge of discrimination filed with the Massachusetts Commission Against Discrimination (MCAD) by a current employee.  In addition to the Company, the employee has named an executive of the Company as well as the employee’s former supervisor as defendants.  The employee alleges that her former supervisor engaged in sexually harassing conduct.  The employee accuses the executive of engaging in retaliation upon learning of the employee’s complaint.  The complaint was withdrawn from the MCAD in August 2004, with the stated intent of pursuing the claim in Superior Court in the state of Massachusetts.  To date, the Company has not been notified of any further filing.  Given the early stage and current status of the claim, the Company is unable to predict the ultimate outcome.  The Company intends to vigorously defend the claims.

The Company is occasionally involved in legal proceedings and other claims arising out of our operations in the normal course of business.  The Company is not party to any other litigation that management believes will have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Registrant’s security holders during the last quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and titles of the executive officers of the Company as of December 1, 2005 are as follows:

Robert W. Hagger	57	President, Chief Executive Officer and Director
John H. Kitchen, III	49	Senior Vice President of Desktop & Server Solutions and Secretary
John J. Hulburt	39	Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary

Officers are elected by, and serve at the discretion of, the Board of Directors.

ROBERT W. HAGGER, President, Chief Executive Officer and Director.  Mr. Hagger assumed the positions of President, Chief Executive Officer and Director on July 9, 2001.  Prior thereto, and since November 1, 1997, Mr. Hagger was Senior Vice President of International Operations of the Company.  Prior to that and since March 1997, Mr. Hagger was Managing

Director of the Company’s wholly-owned subsidiary Datawatch International Limited.  Prior to joining Datawatch, from 1993 to March 1997, Mr. Hagger was founder and Managing Director of Insight Strategy Management Ltd.  Prior to that he was Managing Director of Byrne Fleming Ltd.

JOHN H. KITCHEN, III, Senior Vice President of Desktop & Server Solutions and Secretary.  Mr. Kitchen assumed the position of Senior Vice President of Desktop & Server Solutions on July 9, 2001.  Prior thereto, and since July 2000, Mr. Kitchen was the Company’s Vice President of Marketing.  Prior to July 2000, and since March 1998, Mr. Kitchen was the Company’s Director of Marketing.  Prior to that, Mr. Kitchen was a marketing consultant to the Company.

JOHN J. HULBURT, Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary.  Mr. Hulburt assumed the position of Vice President of Finance on January 11, 2005.  Prior to joining Datawatch, Mr. Hulburt was Director of Audit and SEC Compliance at Bruker Biosciences Corporation, a publicly traded medical device company, a position he held since July 2003. Mr. Hulburt served as Chief Financial Officer and Treasurer of Bruker Daltonics Inc. before its merger with Bruker AXS. Mr. Hulburt is a Certified Public Accountant and from 1994 to 2000 he began his career with the accounting firms Ernst & Young LLP and Arthur Andersen LLP.

PART II

Item 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Registrant’s common stock is listed and traded on the Nasdaq SmallCap Market under the symbol DWCH.  The range of high and low closing prices during each fiscal quarter for the last two fiscal years is set forth below:

For the Year Ended	Common Stock
September 30, 2005	High	Low

4th Quarter	4.31	3.51
3rd Quarter	5.12	3.53
2nd Quarter	5.28	4.10
1st Quarter	5.30	3.22

For the Year Ended	Common Stock
September 30, 2004	High	Low

4th Quarter	4.690	3.010
3rd Quarter	6.875	3.910
2nd Quarter	5.905	2.815
1st Quarter	4.210	2.600

There are approximately 110 shareholders of record as of December 1, 2005.  The Company believes that the number of beneficial holders of common stock exceeds 2,000.  The last reported sale of the Company’s common stock on December 1, 2005 was at $4.16.

The Company has not paid any cash dividends and it is anticipated that none will be declared in the foreseeable future.  The Company intends to retain future earnings, if any, to provide funds for the operation, development and expansion of its business.

The information set forth under the caption “Equity Compensation Plans” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2005 is incorporated herein by reference.

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for the periods indicated.  The selected consolidated financial data for and as of the end of the years in the five-year period ended September 30, 2005 are derived from the Consolidated Financial Statements of the Company.  The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes which appears elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data
Years Ended September 30,	2005	2004	2003	2002	2001

Revenue	$21,511,595	$19,335,146	$17,712,206	$19,440,743	$18,321,251
Costs and Expenses	20,823,225	18,410,460	16,886,018	18,499,009	23,638,923
Income (Loss) from Operations	688,370	924,686	826,188	941,734	(5,317,672)
Income (Loss) from Continuing Operations	800,414	1,084,776	846,545	846,379	(5,385,051)
Discontinued Operations Income (Loss) from Guildsoft operations, net	—	—	—	—	(143,856)
Gain on sale of Guildsoft	—	—	—	17,096	413,013
Income from Discontinued Operations	—	—	—	17,096	269,157
Net Income (Loss)	$800,414	$1,084,776	$846,545	$863,475	$(5,115,894)

Net Income (Loss) from Continuing Operations per Common Share:
Basic	$0.15	$0.21	$0.16	$0.17	$(1.12)
Diluted	$0.14	$0.19	$0.16	$0.16	$(1.12)

Net Income (Loss) per Common Share:
Basic	$0.15	$0.21	$0.16	$0.17	$(1.07)
Diluted	$0.14	$0.19	$0.16	$0.16	$(1.07)

Balance Sheet Data September 30,	2005	2004	2003	2002	2001

Total Assets	$13,412,256	$12,628,794	$10,503,942	$9,454,466	$9,423,894
Working Capital	3,487,484	2,547,879	3,407,639	2,022,702	596,136
Long-Term Obligations	—	125,373	3,115	12,795	126,121
Shareholders’ Equity	7,305,764	6,435,929	5,138,115	4,060,212	2,985,289

During the first quarter of fiscal 2003, the Company approved and completed a restructuring undertaken to reduce costs related to its international operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a restructuring charge of approximately $181,000 for severance benefits for five terminated employees and costs resulting from the cancellation of leases and the disposal of fixed assets related to a relocation to smaller facilities.  The charges for this restructuring were fully paid in February 2003.  At September 30, 2004 there was an additional accrued severance amount of approximately $1,000, which was not related to restructuring activities.  At September 30, 2005 the restructuring reserve was $0.

The following table summarizes the restructuring activity related to the Company’s restructurings:

Restructuring Reserve as of September 30, 2002	$169,000
Fiscal 2003 Restructuring Charge	181,000
Cash Payments - Fiscal 2003	(334,000)
Restructuring Reserve as of September 30, 2003	16,000
Cash Payments - Fiscal 2004	(12,000)
Restructuring Reserve as of September 30, 2004	4,000
Cash Payments - Fiscal 2005	(4,000)
Restructuring Reserve as of September 30, 2005	$—

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of Datawatch and its subsidiaries which appear elsewhere in this Annual Report on Form 10-K.

GENERAL

Datawatch is engaged in the design, development, manufacture, marketing, and support of business computer software primarily for the Windows-based market.  Its products address the enterprise content management and reporting, business intelligence, data replication, business service management and help desk markets.

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

On August 11, 2004, Datawatch acquired 100% of the shares of Mergence Technologies Corporation, which subsequently changed its name to Datawatch Technologies, in exchange for $2,500,000 in cash and $96,691 in direct costs.  The purchase agreement also included a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product for a period of six years, not all Mergence products are subject to royalties.  The activities of Mergence from August 11, 2004 are included in the Company’s consolidated financial statements.  See Note 2 to the consolidated financial statements which appear elsewhere herein for more detailed financial information on the acquisition of Mergence.

During the first quarter of fiscal 2004, the Company introduced a subscription sales model for the sale of its enterprise products.  The Company continues to offer its enterprise products through the sale of perpetual licenses and introduced the subscription pricing model to allow customers to begin using the Company’s products at a lower initial cost of software acquisition.  Subscriptions automatically renew unless terminated with 90 days notice.  During fiscal 2004 and fiscal 2005, revenues under the subscription model were not significant, however, customer interest in the model and sales under the model have been increasing.

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

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are generally sold directly to end-users. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers.  Sales to distributors and resellers accounted for approximately 31%, 29% and 29%, of total sales for fiscal years 2005, 2004 and 2003, respectively.  Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining.  Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by Statement of Position No. 97-2, “Software Revenue Recognition.”  The Company’s software products can be installed and used by customers on their own with little or no customization required.  Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold.  Upon delivery, the licensing fee is payable without further delivery obligations of the Company.

Desktop and Server Software products are generally not sold in multiple element arrangements.  Accordingly, the price paid by the customer is considered the vendor specific objective evidence (“VSOE”) of fair value for those products.

Enterprise Software sales are generally multiple element arrangements which include software license deliverables, professional services and post-contract customer support.  In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to a software license.  In applying the residual method, the Company deducts from the sale proceeds the VSOE of fair value of the services and post-contract customer support in determining the residual fair value of the software license.  The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and do not involve modification or customization of the software or any other unusual acceptance clauses or terms.  Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis.  Revenue from post-contract customer support services is deferred and recognized ratably over the contract period (generally one year).  Such deferred amounts are recorded as part of deferred revenue in the Company’s Consolidated Balance Sheets included elsewhere herein.

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

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, and VorteXML sold directly to end-users, include a guarantee under which such customers may return products within 30 to 60 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in SFAS No. 48, “Revenue Recognition when Right of Return Exists.”  Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated.  The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently.  Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by the Company.  The Company’s returns reserve was $123,315 and $186,277 for the period ended as of September 30, 2005 and 2004, respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Based upon the analysis and estimates of the uncollectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on the Company’s financial position and results of operations. The Company’s allowance for doubtful accounts was $293,943 and $230,034 for the period ended as of September 30, 2005 and 2004, respectively.

Deferred Tax Assets

The Company has deferred tax assets related to net operating loss carryforwards and tax credits that expire at different times through and until 2020, as well as book and tax temporary differences.  Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets.  Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations.  The Company’s domestic operations have been profitable during the past three years while international operations have continued to generate operating losses.  During fiscal 2004, the Company increased sales and marketing expense by approximately 24% and introduced a subscription sales model, both of which could have an adverse effect on profitability.  Accordingly, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance continues to be provided against these net deferred tax assets.    Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in the Company concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes.  Total net deferred tax assets subject to a valuation allowance was approximately $4.7 million as of September 30, 2005.

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products.  Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred.  Commencing upon initial product release, capitalized costs are amortized to the cost of software licenses using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), generally 24 to 72 months.  The Company’s capitalized software was $583,158 and $936,522 for the period ended as of September 30, 2005 and 2004, respectively.

Goodwill, Other Intangible Assets and Other Long-Lived Assets

The Company performs an evaluation of whether goodwill and indefinite lived intangible assets are impaired annually or when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our annual impairment analysis is performed each May of the applicable fiscal year.  Fair value is determined using market comparables for similar businesses or forecasts of discounted future cash flows. The Company also reviews other intangible assets and other long-lived assets when an indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Should the fair value of the Company’s long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary.  No impairment charges were taken during fiscal 2005.

Accounting for stock-based compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company’s policy is to grant options with an exercise price equal to the estimated fair value of the Company’s stock on the grant date.  The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, as amended by SFAS No 148, “Accounting for stock-based compensation, transition and disclosure”.

Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the estimated fair value of the Company’s stock and the exercise price. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity instrument.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from our consolidated financial statements.  The operating results for any period should not be considered indicative of the results expected for any future period.

	Year Ended September 30,
	2005	2004	2003
REVENUE:
Software licenses and subscriptions	66.2%	64.3%	68.9%
Maintenance and services	33.8%	35.7%	31.1%
Total Revenue	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	11.7%	13.4%	14.5%
Cost of maintenance and services	16.0%	14.0%	13.4%
Sales and marketing	40.4%	39.5%	34.6%
Engineering and product development	9.4%	7.5%	8.5%
General and administrative	19.3%	20.9%	23.4%
Restructuring costs	0.0%	0.0%	1.0%
Total costs and expenses	96.8%	95.3%	95.4%
INCOME FROM OPERATIONS	3.2%	4.7%	4.6%
Interest expense	0.0%	0.0%	0.0%
Interest income and other income, net	0.4%	0.2%	0.2%
INCOME BEFORE INCOME TAXES	3.6%	4.9%	4.8%
Provision (benefit) for income taxes	(0.1)%	(0.7)%	0.0%
NET INCOME	3.7%	5.6%	4.8%

Fiscal Year Ended September 30, 2005 as Compared to

Fiscal Year Ended September 30, 2004

Total Revenues

The following table presents total revenue, change in total revenue and total revenue growth for the year ended September 30, 2005 and 2004:

	Year Ended September 30,			Percentage
	2005	2004	Increase	Increase
Software licenses and subscriptions	$14,232,946	$12,441,667	1,791,279	14.4%
Maintenance and services	7,278,649	6,893,479	385,170	5.6%

Total revenue	$21,511,595	$19,335,146	$2,176,449	11.3%

Revenue for the fiscal year ended September 30, 2005 was $21,511,595, which represents an increase of $2,176,449 or approximately 11% from revenue of $19,335,146 for the fiscal year ended September 30, 2004.   For fiscal 2005 Monarch (including Monarch Data Pump and VorteXML and Redwing), Datawatch|ES (including Monarch|RMS, Datawatch|Researcher and iMergence iStore) and Visual|QSM and Visual|HD sales accounted for 59%, 15% and 26% of total revenue, respectively, as compared to 56%, 14% and 30%, respectively, for fiscal 2004.

Software license and subscription revenue for the fiscal year ended September 30, 2005 was $14,232,946 or approximately 66% of total revenue, as compared to $12,441,667 or approximately 64% of total revenue for the fiscal year ended September 30, 2004.  This represents an increase of $1,791,279 or approximately 14% from fiscal 2004 to fiscal 2005.

The overall increase in license revenue during fiscal 2005 consists of a $1,421,000 increase in Monarch license revenue (which also includes the Monarch Data Pump and VorteXML products), a $324,000 increase in the Report Management license and subscription revenue, and a $46,000 increase in Business Service Management license and subscription revenue.  The $324,000 net increase in the Report Management license and subscription revenue includes an increase of $532,000 from the Researcher and iMergence iStore products, which were new products from the Mergence acquisition.  This increase offsets a $208,000 decrease in revenues from Datawatch|ES.  The $46,000 net increase in Business Service Management license and subscription revenue consists of a $113,000 increase in Visual|QSM revenue, which offset a $67,000 decrease in Visual|HD revenue.  The Company attributes the increase in Monarch software license revenue to the release of a new version of Monarch V8 in March 2005, and also to customers who increased their capital spending as a result of a an improved domestic economic outlook.  The Company attributes the decrease in Visual|HD software license and subscription revenue to intensified competitive pressure to reduce pricing for a product in a mature market.

Maintenance and services revenue for the fiscal year ended September 30, 2005 was $7,278,649 or approximately 34% of total revenue, as compared to $6,893,479 or approximately 36% of total revenue for the fiscal year ended September 30, 2004.  This represents an increase of $385,170 or approximately 6% from fiscal 2004 to fiscal 2005. The overall increase in maintenance and service revenue consists of a $401,000 increase in Monarch revenue, and a $303,000 increase in Report Management revenue (which includes maintenance for Datawatch|ES, Monarch|RMS, Datawatch|Researcher and iMergence iStore).  These increases were partially offset by decreases in Business Service Management maintenance and services revenues of $319,000.  The $303,000 net increase in Report Management revenue includes both a $409,000 increase related to Researcher and iMergence iStore products, which were new products from the Mergence acquisition, offset by a $106,000 decrease in Datawatch|ES revenue.  The Company attributes the overall increases in maintenance and services revenue to continued customer loyalty, which has resulted in high renewal rates for annual maintenance service contracts and an increased demand for professional services from existing customers, which also includes upgrades and additional training.   The decrease in maintenance revenue for the Business Service Management product line was the result of lower renewal rates of annual maintenance contracts from existing customers due a mature market for the product.  The decrease in Business Service Management maintenance and services also resulted in less demand for professional services work related to this product line.  No significant product upgrades were introduced within the Visual product lines during fiscal year 2005.

Costs and Operating Expenses

The following table presents costs and operating expenses, changes in costs and operating expenses and costs and operating expenses growth for the year ended September 30, 2005 and 2004:

	Year Ended September 30,		Increase /	Percentage Increase /
	2005	2004	(Decrease)	(Decrease)
Costs of software licenses and subscriptions	$2,515,060	$2,582,627	(67,567)	(2.6)%
Costs of maintenance and services	3,438,319	2,710,562	727,757	26.8%
Sales and marketing expenses	8,686,672	7,629,058	1,057,614	13.9%
Engineering and product development expenses	2,031,280	1,451,533	579,747	39.9%
General and administrative expenses	4,151,894	4,036,680	115,214	2.9%

Total costs and operating expenses	$20,823,225	$18,410,460	$2,412,765	13.1%

Cost of software licenses and subscriptions for the fiscal year ended September 30, 2005 was $2,515,060 or approximately 18% of software license and subscription revenues, as compared to $2,582,627 or approximately 21% of software license revenues for the fiscal year ended September 30, 2004.  The decrease in costs of software licenses and subscriptions as a percentage of software licenses and subscription revenue is due to the decreasing amortization expense of capitalized software costs and the increased sales of internally-developed  products, which do not have any associated royalty expenses.

Cost of maintenance and services for the fiscal year ended September 30, 2005 was $3,438,319 or approximately 47% of maintenance and service revenues, as compared to $2,710,562 or approximately 39% of maintenance and service revenues, for the fiscal year ended September 30, 2004.  During fiscal 2005, gross margins on maintenance and services decreased and overall costs increased  primarily due to the use of third-party consultants to supplement the Company’s internal consulting and training staff in revenue-generating activities and due to increased salaries for technical support staff.  During fiscal year 2005, the Company hired additional consulting staff and training the new staff resulted in lower utilization rates per person as compared to fiscal year 2004.

Sales and marketing expenses were $8,686,672 for the fiscal year ended September 30, 2005, which represents an increase of $1,057,614 or approximately 14%, from $7,629,058 for the fiscal year ended September 30, 2004.  This increase is primarily attributable to increased sales staff personnel, increased salaries and other related expenses, increased marketing expenses for lead generation, and trade show expense.  Mid-way through fiscal year 2004 the Company made a strategic decision for additional investments within the sales and marketing programs to improve upon the Company’s top-line revenue growth initiatives.  This additional investment focus was continued throughout the entire 2005 fiscal  year.

Engineering and product development expenses were $2,031,280 for the fiscal year ended September 30, 2005, which represents an increase of $579,747 or approximately 40% from $1,451,533 for the fiscal year ended September 30, 2004.  This increase is primarily attributable to an increase of approximately $600,000 in product development expenses resulting from the acquisition of the Datawatch Technologies subsidiary.  The Company continues to transition some existing outsourced development activities in-house, but currently expects to continue to use third-party development activities, as well as in-house development, in the foreseeable future.

General and administrative expenses were $4,151,894 for the fiscal year ended September 30, 2005, which represents an increase of $115,214 or approximately 3% from $4,036,680 for the fiscal year ended September 30, 2004.  This increase is primarily attributable to overall growth in the business and certain costs incurred during the year in relation to the Company preparing for its Sarbanes-Oxley 404 Internal Control documentation and preparation (“SOX 404”) and acceleration of un-vested stock options.  The Company’s external SOX 404 costs were approximately $35,000.  In September 2005 the Company accelerated all un-vested stock options and incurred a charge of approximately $47,000.  See Note 9 to the consolidated financial statements which appear elsewhere herein for more detailed information on the stock option acceleration.

Net income for the year ended September 30, 2005 was $800,414, which compares to net income of $1,084,776 for the year ended September 30, 2004.  Net income for fiscal year 2005 and fiscal year 2004 include a tax benefit of $22,000 and $126,650, respectively.

Fiscal Year Ended September 30, 2004 as Compared to

Fiscal Year Ended September 30, 2003

Total Revenues

The following table presents total revenue, change in total revenue and total revenue growth for the year ended September 30, 2004 and 2003:

	Year Ended September 30,			Percentage
	2004	2003	Increase	Increase
Software licenses and subscriptions	$12,441,667	$12,209,857	231,810	1.9%
Maintenance and services	6,893,479	5,502,349	1,391,130	25.3%

Total revenue	$19,335,146	$17,712,206	$1,622,940	9.2%

Revenue from continuing operations for the fiscal year ended September 30, 2004 was $19,335,146, which represents an increase of $1,622,940 or approximately 9% from revenue of $17,712,206 for the fiscal year ended September 30, 2003.   For fiscal 2004 Monarch (including Monarch Data Pump and VorteXMLand Redwing), Visual|QSM and Visual|HD, and Datawatch|ES (including Monarch|RMS and iMergence iStore) sales accounted for 56%, 30% and 14% of total revenue, respectively, as compared to 59%, 29% and 12%, respectively, for fiscal 2003.

Software license and subscription revenue for the fiscal year ended September 30, 2004 was $12,441,667 or approximately 64% of total revenue, as compared to $12,209,857 or approximately 69% of total revenue for the fiscal year ended September 30, 2003.  This represents an increase of $231,810 or approximately 2% from fiscal 2003 to fiscal 2004.  In fiscal 2004, Datawatch|ES license and subscription revenue increased by $276,000 ($58,000 was iMergence iStore revenue resulting from the Mergence acquisition for the period August 11, 2004 through September 30, 2004) and Monarch license revenue (including Monarch Data Pump and VorteXML) increased by $241,000, when compared to fiscal 2003.  These increases were partially offset by a decrease in Visual|QSM and Visual|HD license revenue of $285,000 (Visual|QSM license and subscription revenue decreased by $276,000 and Visual|HD license and subscription revenue decreased by $9,000). The Company attributes the increases in Datawatch|ES and Monarch software license and subscription revenue to increased capital spending in fiscal 2004 resulting from an improved domestic economic outlook and the decrease in Visual|QSM and Visual|HD software license and subscription revenue to increased competitive pressure to reduce product pricing for products in that mature market.

Maintenance and services revenue for the fiscal year ended September 30, 2004 was $6,893,479 or approximately 36% of total revenue, as compared to $5,502,349 or approximately 31% of total revenue for the fiscal year ended September 30, 2003.  This represents an increase of $1,391,130 or approximately 25% from fiscal 2003 to fiscal 2004. This increase is primarily attributable to increases in Visual|QSM and Visual|HD maintenance and services revenue of $1,012,000, Datawatch|ES (including Monarch|RMS and iMergence iStore) maintenance and services revenue of $320,000 and Monarch maintenance and services revenue of $58,000.  The increase in Visual|QSM and Visual|HD maintenance and services revenue is the result of increases in both professional services (increase of $843,000) and maintenance (increase of $169,000) revenues. The increase in Datawatch|ES maintenance and services revenue is also the result of increases in both professional services (increase of $215,000) and maintenance (increase of $105,000) revenues.  The Company attributes the increases in maintenance and services revenue to continued customer loyalty resulting in increased demand for professional services due to upgrades and expanded use of the Company’s products and a high percentage of maintenance renewals.  Additionally, the Datawatch|ES revenue includes iMergence iStore services revenue of $116,000 resulting from the Mergence acquisition (professional services revenue of $110,000 and maintenance revenue of $6,000) for the period from August 11, 2004 to September 30, 2004.

Costs and Operating Expenses

The following table presents costs and operating expenses, changes in costs and operating expenses and costs and operating expenses growth for the year ended September 30, 2004 and 2003:

	Year Ended September 30,		Increase /	Percentage Increase /
	2004	2003	(Decrease)	(Decrease)
Costs of software licenses and subscriptions	$2,582,627	$2,563,400	19,227	0.8%
Costs of maintenance and services	2,710,562	2,368,556	342,006	14.4%
Sales and marketing expenses	7,629,058	6,128,640	1,500,418	24.5%
Engineering and product development expenses	1,451,533	1,507,223	(55,690)	(3.7)%
General and administrative expenses	4,036,680	4,136,740	(100,060)	(2.4)%
Restructuring and centralization costs	—	181,459	(181,459)	(100.0)%

Total costs and operating expenses	$18,410,460	$16,886,018	$1,524,442	9.0%

Cost of software licenses and subscriptions for the fiscal year ended September 30, 2004 was $2,582,627 or approximately 21% of software license and subscription revenues, as compared to $2,563,400 or approximately 21% of software license revenues for the fiscal year ended September 30, 2003.

Cost of maintenance and services for the fiscal year ended September 30, 2004 was $2,710,562 or approximately 39% of maintenance and service revenues, as compared to $2,368,556 or approximately 43% of maintenance and service revenues, for the fiscal year ended September 30, 2003.  While gross margins on maintenance and services improved in fiscal 2004 when compared to fiscal 2003, overall costs increased primarily due to the use of third-party consultants to supplement the Company’s internal consulting and training staff in revenue-generating activities (increase of $217,000) and increased technical support staff salaries and related expenses (increase of $133,000).

Sales and marketing expenses were $7,629,058 for the fiscal year ended September 30, 2004, which represents an increase of $1,500,418, or approximately 24%, from $6,128,640 for the fiscal year ended September 30, 2003.  This increase is primarily attributable to increased sales staff salaries and related expenses (increase of $1,409,000) and increased marketing expenses for lead generation (increase of $168,000), trade show expense (increase of $49,000) and web site development (increase of $44,000), partially offset by a decrease in advertising expenses (decrease of $166,000).

Engineering and product development expenses were $1,451,533 for the fiscal year ended September 30, 2004, which represents a decrease of $(55,690) or approximately 4% from $1,507,223 for the fiscal year ended September 30, 2003.  This decrease is attributable to reduced engineering and development expenses related to the Visual|HD product (decrease of $128,000) and decreased costs for employee severance payments (decrease of $90,000), partially offset by increased development costs outsourced to third party developers (increase of $172,000).  During fiscal 2004, the Company capitalized $191,000 in software development costs.  This compares to $109,000 capitalized during fiscal 2003.  This increase in capitalized costs is primarily due to increased capitalized costs associated with development projects to increase the functionality and improve the performance of the Company’s enterprise products.

General and administrative expenses were $4,036,680 for the fiscal year ended September 30, 2004, which represents a decrease of $(100,060) or approximately 2% from $4,136,740 for the fiscal year ended September 30, 2003.  This decrease is primarily attributable to reductions in international general and administrative expenses (decrease of $118,000).

As a result of the foregoing, income before income taxes for the year ended September 30, 2004 was $958,000, which compares to income before taxes of $852,000 for the year ended September 30, 2003.  In 2004, the Company recorded a benefit for income taxes of approximately $126,650 which included the recognition of a $148,000 reduction in the valuation allowance as a result of realizing the tax benefit of certain of the Company’s deferred tax assets due to deferred tax liabilities associated with the Mergence acquisition, partially offset by the recording of a provision for income taxes primarily due to an estimated federal tax liability for alternative minimum tax due.  In fiscal 2003, the Company recorded a provision for income taxes of $5,500, primarily due to an estimated federal tax liability for alternative minimum tax due.  No tax benefits or provisions were recorded in either fiscal 2004 or fiscal 2003 in any other jurisdiction due to the Company’s current estimate that it will not be in a significant taxable position in any other jurisdiction owing primarily to the availability of loss carryforwards for which valuation allowances had previously been provided.  At September 30, 2004, the Company had federal tax loss carryforwards available to offset future taxable income of approximately $5 million (plus approximately $2 million in state tax loss carryforwards and $6 million in tax loss carryforwards in foreign jurisdictions); a full valuation reserve has been established against these assets as uncertainty continues to exist regarding the Company’s ability to generate sufficient future taxable income for the utilization of these losses and the Company has determined that it is not more likely than not that future taxable income will be sufficient to realize a tax benefit from its loss carryforwards.

Net income for the year ended September 30, 2004 was $1,084,776, which compares to net income of $846,545 for the year ended September 30, 2003.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities, equipment and automobiles in the U.S. and overseas under noncancelable operating leases that expire through 2011.  The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses.  Rental expense for all operating leases was approximately $663,664, $678,677 and $766,416 for Fiscal 2005, 2004 and 2003, respectively.  The current U.S. facilities lease is due to expire in January 2006.

On September 28, 2005, The Company entered into a sublease agreement (the “Sublease”). Under the terms of the Sublease, the Company’s U.S. headquarters will move from its present location at 175 Cabot Street, Lowell, Massachusetts to 271 Mill Road, Chelmsford, Massachusetts. The new headquarters will consist of approximately 14,683 square feet. The Sublease is for a period of sixty-six (66) months. The aggregate rent for the term of the Sublease is approximately $735,985. In addition to rent, the Sublease requires the Company to pay certain taxes, insurance and operating costs related to the leased building based on the Company’s pro-rata share. The Company is also responsible for the costs of certain tenant improvements associated with the new facility but will be entitled to reimbursement for certain costs from sublessor.

As of September 30, 2005, minimum rental commitments under noncancelable operating leases are as follows:

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$1,033,539	253,587	309,012	337,875	133,065

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $1,659,308, $1,677,231 and $1,583,921, respectively, for the year ended September 30, 2005, 2004 and 2003.  The Company is not obligated to pay any minimum amounts for royalties.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product until September 30, 2010, not all Mergence products are subject to royalties.  The Company expensed approximately $10,400 for the year ended September 30, 2005.    See Note 2 to the Consolidated Financial Statements which appear elsewhere herein for more detailed financial information on the acquisition of Mergence.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2005.

The Company is required by the lease related to its Lowell, Massachusetts facility to provide a letter of credit in the amount of approximately $143,000 as a security deposit to the landlord of amounts due under the lease. Cash on deposit providing security in the amount of this letter of credit is classified as part of restricted cash in the Company’s consolidated balance sheets as of September 30, 2005 and 2004.

The Company is also required by the new sublease agreement related to its Chelmsford, Massachusetts facility to provide a letter of credit in the amount of approximately $125,000 as a security deposit to the landlord of amounts due under the lease. Cash on deposit providing security in the amount of this letter of credit is classified as part of restricted cash in the Company’s consolidated balance sheets as of September 30, 2005.

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

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2005.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2005.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy limits the Company’s exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company had net income of approximately $800,000 for the year ended September 30, 2005 as compared to net income of approximately $1,085,000 and $847,000, respectively, for the years ended September 30, 2004 and 2003.  During the years ended September 30, 2005, and 2004, approximately $1,163,000 and $1,665,000 cash was provided by the Company’s operations, respectively.  During fiscal year 2005, the main source of cash from operations was net income before depreciation and amortization.  Net operating cash flow was reduced by cash payments made in fiscal 2005 for accrued expenses and accounts payable recorded in fiscal 2004 related to accounting fees, legal fees and year-end bonus amounts.  Net operating cash flow was also reduced by an increase in the accounts receivable balances, due to the timing of invoicing and cash collections at year end.

Net cash used in investing activities for the year ended September 30, 2005 of $523,000 is primarily the result of the purchase of fixed assets such as computer hardware and software, the purchase of new telecommunication equipment for the U.S. facility and the cash outlay for the security deposit on the new sublease.

Net cash provided by financing activities for the year ended September 30, 2005 of $82,000 is related to  cash received from the exercise of employee stock options.

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

The Mergence purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product for a period of six years, but not all Mergence products are subject to royalties.  As the cash payments are based on recognized revenue and no minimum payments are required, they are not expected to have a significant impact on the Company’s liquidity or cash flows.  See the section titled OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS included elsewhere herein for a more complete disclosure of the Company’s commitments and contingent liabilities.

An existing agreement between Datawatch and Math Strategies grants the Company exclusive worldwide rights to use and distribute certain intellectual property owned by Math Strategies and incorporated by the Company in its Monarch, Monarch Data Pump, VorteXML and certain other products. In April 2004, the Company entered into an Option Purchase Agreement with Math Strategies giving the Company the option to purchase these intellectual property rights for $8 million. This option, if exercised, would provide the Company with increased flexibility to utilize the purchased technology in the future. The option can be exercised by Datawatch at any time during the two years following the effective date of the Option Purchase Agreement.

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. The Company currently anticipates approximately $400,000 of cash requirements, during that time, to fund capital expenditures for the new U.S. facility.  The Company does not currently anticipate cash requirements to fund significant growth or the acquisition of complementary technology or businesses.  However, if in the future, such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements.

Management believes that the Company’s current operations have not been materially impacted by the effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”).  SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). On April 14, 2005, the Securities and Exchange Commission adopted a rule amending SFAS 123(R) “Share-Based Payment” deferring the effective date of SFAS 123(R) for public companies to fiscal years beginning after June 15, 2005.  The Company will be required to adopt SFAS 123(R) beginning October 1, 2005 for new awards of stock-based compensation granted after that date. At September 30, 2005, all outstanding options were fully vested, therefore management does not anticipate future compensation expense, related to existing options or future option grants, to be significant under SFAS 123(R).  Future grants of stock-based awards will be recorded at fair value in the financial statements.

RISK FACTORS

The Company does not provide forecasts of its future financial performance.  However, from time to time, information provided by the Company or statements made by its employees may contain “forward looking” information that involves risks and uncertainties.  In particular, statements contained in this Annual Report on Form 10-K that are not historical facts (including, but not limited to statements contained in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this Annual Report on Form 10-K relating to liquidity and capital resources) may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995.  The Company cautions readers not to place undue reliance on any such forward looking-statements, which speak only as of the date they are made.  The Company disclaims any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in the Company’s expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.  The Company’s actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements.  Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below and within this Annual Report on Form 10-K, as well as the accuracy of the Company’s internal estimates of revenue and operating expense levels.  The following discussion of the Company’s risk factors should be read in conjunction with the financial statements contained herein and related notes thereto.  Such factors, among others, may have a material adverse effect upon the Company’s business, results of operations and financial condition.

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

Dependence on Principal Products

In the year ended September 30, 2005, Monarch, Datawatch|ES and Visual|QSM and Visual|HD accounted for approximately 59%, 15% and 26%, respectively, of the Company’s total revenue.  The Company is wholly dependent on the Monarch, Datawatch|ES, Visual|QSM, Visual|HD and the recently acquired Datawatch|Researcher and iMergence products.  As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company.  The Company’s future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products.  In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

International Sales

In the year ended September 30, 2005, 2004 and 2003, international sales, including export sales from domestic operations, accounted for approximately 38%, 41% and 39%, respectively, of the Company’s total revenue.  The Company anticipates that international sales will continue to account for a significant percentage of its total revenue.  A significant portion of the Company’s total revenue will therefore be subject to risks associated with international sales, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company’s intellectual property overseas, seasonality of sales and potentially adverse tax consequences.

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

Item 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At September 30, 2005, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments.  The Company holds no investment securities that possess significant market risk.

Primary Market Risk Exposures

The Company’s primary market risk exposure is currency exchange rate risk.  International revenues and expenses are generally transacted by the Company’s foreign subsidiaries in their respective countries and are denominated in local currency.  Approximately 36%, 39% and 38% of the Company’s revenues for 2005, 2004 and 2003, respectively, were from foreign subsidiaries.  In addition, approximately 37%, 37% and 36% of the Company’s expenses for fiscal 2005, 2004 and 2003, respectively, were from foreign subsidiaries.

The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to the Company’s international subsidiaries, if any, are usually considered to be of a long-term investment nature. Therefore, the majority of currency movements are reflected in the Company’s other comprehensive income. There are, however, certain situations where the Company will invoice customers in currencies other than its own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in other income (expense), net in our consolidated statement of operations. These have not been material in the past nor does management believe that they will be material in the future. Currently the Company does not engage in foreign currency hedging activities.

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
Lowell, Massachusetts

We have audited the accompanying consolidated balance sheets of Datawatch Corporation and subsidiaries (the “Company”) as of September 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Datawatch Corporation and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

December 12, 2005

DATAWATCH CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2005	2004

ASSETS
CURRENT ASSETS:
Cash and equivalents	$4,900,873	$4,260,632
Restricted cash	268,299	—
Accounts receivable, less allowance for doubtful accounts and sales returns of $417,000 in 2005 and $416,000 in 2004	4,097,283	3,672,218
Inventories	54,712	67,955
Prepaid expenses	541,108	614,566
Total current assets	9,862,275	8,615,371

Property and Equipment:
Office furniture and equipment	1,569,875	1,711,772
Manufacturing and engineering equipment	205,595	204,799
	1,775,470	1,916,571
Less accumulated depreciation and amortization	(1,259,058)	(1,483,004)
Net property and equipment	516,412	433,567

Goodwill	1,630,646	1,632,646
Other intangible assets, net	1,250,825	1,650,507
Restricted cash	125,000	268,299
Other	27,098	28,404
	$13,412,256	$12,628,794

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,042,755	$1,137,539
Accrued expenses	2,013,994	2,026,830
Deferred revenue	2,921,519	2,903,123
Escrow for Mergence shareholders	128,224	—
Total current liabilities	6,106,492	6,067,492

ESCROW FOR MERGENCE SHAREHOLDERS (Note 2)	—	125,373
COMMITMENTS AND CONTINGENCIES (Note 1, 2, 5, 6 and 7)
SHAREHOLDERS’ EQUITY:
Common stock, par value $.01- 20,000,000 shares authorized; issued, 5,383,084 shares and 5,315,108 shares, respectively; outstanding, 5,368,838 shares and 5,300,862 shares, respectively	53,831	53,151
Additional paid-in capital	21,957,409	21,828,621
Accumulated deficit	(14,187,048)	(14,987,462)
Accumulated other comprehensive loss	(378,040)	(317,993)
	7,446,152	6,576,317
Less treasury stock, at cost - 14,246 shares	(140,388)	(140,388)
Total shareholders’ equity	7,305,764	6,435,929

	$13,412,256	$12,628,794

See notes to consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2005	2004	2003
REVENUE:
Software licenses and subscriptions	$14,232,946	$12,441,667	$12,209,857
Maintenance and services	7,278,649	6,893,479	5,502,349
Total Revenue	21,511,595	19,335,146	17,712,206
COSTS AND EXPENSES:
Cost of software licenses and subscriptions	2,515,060	2,582,627	2,563,400
Cost of maintenance and services	3,438,319	2,710,562	2,368,556
Sales and marketing	8,686,672	7,629,058	6,128,640
Engineering and product development	2,031,280	1,451,533	1,507,223
General and administrative	4,151,894	4,036,680	4,136,740
Restructuring costs	—	—	181,459
Total costs and expenses	20,823,225	18,410,460	16,886,018
INCOME FROM OPERATIONS	688,370	924,686	826,188
Interest expense	(2,899)	(622)	(7,243)
Interest income	84,687	61,062	40,568
Foreign currency transaction gains (losses)	8,256	(27,000)	(7,468)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	778,414	958,126	852,045
(BENEFIT) PROVISION FOR INCOME TAXES	(22,000)	(126,650)	5,500

NET INCOME	$800,414	$1,084,776	$846,545

Net income per share -Basic:	$0.15	$0.21	$0.16
Net income per share -Diluted:	$0.14	$0.19	$0.16

Weighted-Average Shares Outstanding - Basic	5,317,400	5,267,520	5,196,824
Weighted-Average Shares Outstanding - Diluted	5,773,585	5,753,433	5,444,692

See notes to consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended September 30, 2005, 2004 and 2003

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Income	Shares	Amount	Total

BALANCE, SEPTEMBER 30, 2002	5,175,210	$51,752	$21,583,679	$(16,918,783)	$(516,048)		(14,246)	$(140,388)	$4,060,212
Issuance of common stock for Auxilor acquisition	29,528	295	49,705	—	—		—	—	50,000
Stock options exercised	39,590	396	64,102	—	—		—	—	64,498
Director stock option acceleration	—	—	3,811	—	—		—	—	3,811
Comprehensive income:
Translation adjustments	—	—	—	—	113,049	$113,049	—	—	113,049
Net income	—	—	—	846,545	—	846,545	—	—	846,545

Total comprehensive income						$959,594

BALANCE, SEPTEMBER 30, 2003	5,244,328	52,443	21,701,297	(16,072,238)	(402,999)		(14,246)	(140,388)	5,138,115
Stock options exercised	70,780	708	127,324	—	—		—	—	128,032
Comprehensive income:
Translation adjustments	—	—	—	—	85,006	$85,006	—	—	85,006
Net income	—	—	—	1,084,776	—	1,084,776	—	—	1,084,776

Total comprehensive income						$1,169,782
BALANCE, SEPTEMBER 30, 2004	5,315,108	53,151	21,828,621	(14,987,462)	(317,993)		(14,246)	(140,388)	6,435,929
Stock options exercised	67,976	680	81,788	—	—		—	—	82,468
Stock option acceleration expense	—	—	47,000	—	—		—	—	47,000
Comprehensive income:
Translation adjustments	—	—	—	—	(60,047)	$(60,047)	—	—	(60,047)
Net income	—	—	—	800,414	—	800,414	—	—	800,414

Total comprehensive income						$740,367
BALANCE, SEPTEMBER 30, 2005	5,383,084	$53,831	$21,957,409	$(14,187,048)	$(378,040)		(14,246)	$(140,388)	$7,305,764

See notes to consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$800,414	$1,084,776	$846,545
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	697,373	728,189	847,068
Allowances for doubtful accounts and sales returns	3,404	(29,425)	(137,904)
Loss (gain) on disposal of equipment	20,863	(9,862)	89,107
Stock-based compensation	47,000	—	3,811
Deferred income taxes	—	(148,000)	—
Changes in current assets and liabilities, net of effects of the acquisitions of Auxilor and Mergence Technologies:
Accounts receivable	(479,533)	(347,499)	501,871
Inventories	12,592	38,852	68,139
Prepaid expenses and other	69,295	(27,568)	35,360
Accounts payable and accrued expenses	(74,766)	596,922	(1,051,460)
Deferred revenue	66,535	(221,809)	544,356
Cash provided by operating activities	1,163,177	1,664,576	1,746,893
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and fixtures	(343,309)	(216,825)	(123,495)
Proceeds from sale of equipment	4,364	15,188	9,977
Purchase of Auxilor, including direct costs of $59,855, net of cash acquired	—	—	(172,150)
Purchase of Mergence Technologies, including direct costs of $98,691, net of cash acquired	—	(2,515,284)	—
Capitalized software development costs	(42,775)	(190,825)	(108,600)
(Increase) decrease in restricted cash	(122,149)	373	—
Other assets	(19,212)	133,829	64,284
Cash used in investing activities	(523,081)	(2,773,544)	(329,984)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	82,468	128,032	64,498
Principal payments on long-term obligations	—	(3,115)	(9,680)
Cash provided by financing activities	82,468	124,917	54,818

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	(82,323)	173,833	(5,921)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	640,241	(810,218)	1,465,806
CASH AND EQUIVALENTS, BEGINNING OF YEAR	4,260,632	5,070,850	3,605,044
CASH AND EQUIVALENTS, END OF YEAR	$4,900,873	$4,260,632	$5,070,850
SUPPLEMENTAL INFORMATION:
Interest paid	$2,899	$622	$7,243
Income taxes paid	$—	$43,000	$5,000
Income tax refunds received	$63,226	$1,500	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for acquisition of Auxilor	$—	$—	$50,000

See notes to consolidated financial statements.

DATAWATCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Datawatch Corporation (the “Company” or “Datawatch”) designs, develops, markets and distributes business computer software products. The Company also provides a wide range of consulting services, including implementation and support of its software products, as well as training on their use and administration.

Summary of Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include the accounts of Datawatch Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts and disclosures reported in the Company’s consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, sales returns reserve, useful lives of property and equipment, valuation of net deferred tax assets, business combinations, and valuation of goodwill and other intangible assets.

Revenue Recognition - The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are generally sold directly to end-users. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers.  Sales to distributors and resellers accounted for approximately 31%, 29% and 29%, of total sales for the year ended September 30, 2005, 2004 and 2003, respectively.  Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by Statement of Position No. 97-2, “Software Revenue Recognition.”  The Company’s software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

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

Allowance for Doubtful Accounts – The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on the Company’s financial position and results of operations.

For the fiscal years ended September 30, 2005, 2004 and 2003, changes to and ending balances of the allowance for doubtful accounts were approximately as follows:

	2005	2004	2003

Allowance for Doubtful Accounts Balance - Beginning of Year	$230,000	$230,000	$260,000
Additions to the Allowance of Doubtful Accounts	75,000	105,000	120,000
Amounts Applied Against the Allowance for Doubtful Accounts	(11,000)	(105,000)	(150,000)
Allowance for Doubtful Accounts Balance - End of Year	$294,000	$230,000	$230,000

Capitalized Software Development Costs – The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of software licenses and subscriptions using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), generally 24 to 72 months.

For the fiscal years ended September 30, 2005, 2004 and 2003 amounts related to capitalized software development costs and purchased software were approximately as follows:

	2005	2004	2003

Capitalized Software Balance - Beginning of Year	$937,000	$697,000	$962,000
Capitalized Software Development Costs	42,000	191,000	109,000
Capitalized Purchased Software	—	520,000	124,000
Amortization of Capitalized Software Development Costs and Purchased Software	(396,000)	(471,000)	(498,000)
Capitalized Software Balance - End of Year	$583,000	$937,000	$697,000

Cash and Equivalents – Cash and equivalents include cash on hand, cash deposited with banks and highly liquid securities with remaining maturities, when purchased, of 90 days or less.

Concentration of Credit Risks and Major Customers – The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary and normal credit terms. One customer, Ingram Micro Inc., individually accounted for 19%, 20% and 19% of total revenue in 2005, 2004 and 2003, respectively. Ingram Micro Inc. accounted for 17% and 31% of outstanding gross trade receivables as of September 30, 2005 and 2004, respectively. The Company sells to Ingram Micro Inc. under a distribution agreement, which automatically renews for successive one-year terms unless terminated. Other than this customer, no other customer constitutes a significant portion (more than 10%) of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

Deferred Revenue – Deferred revenue consisted of the following at September 30:

	2005	2004

Maintenance	$2,531,973	$2,440,719
Other	389,546	462,404

Total	$2,921,519	$2,903,123

Maintenance consists of the unearned portion of post-contract customer support services provided by the Company to customers who purchase maintenance agreements for the Company’s products. Maintenance revenues are recognized on a straight-line basis over the term of the maintenance period, generally 12 months. Other consists of deferred license, subscription and professional services revenue generated from arrangements that are invoiced in accordance with the terms and conditions of the arrangement but do not meet all the criteria of the Company’s revenue recognition policies, and are, therefore, deferred until all revenue recognition criteria are met.

Inventories – Inventories consist of software components, primarily software manuals, compact disks and retail packaging materials. Inventories are valued at the lower of cost (first-in, first-out) method or market.

Property and Equipment – Purchased equipment and fixtures are recorded at cost. Leased equipment accounted for as capital leases is recorded at the present value of the minimum lease payments required during the lease terms. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or over the terms, if shorter, of the related leases. Useful lives and lease terms range from one to seven years. Depreciation and amortization expense related to property and equipment was $234,620, $255,634 and $338,125, respectively, for the years ended September 30, 2005, 2004 and 2003. There were no items under capital leases as of September 30, 2005 or 2004.

Long-Lived Assets  – The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful lives of long-lived assets and certain identifiable intangibles may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the respective assets are compared to the carrying value. To the extent that the undiscounted future cash flows are less than the carrying value, the fair value of the asset is determined. If such fair value is less than the current carrying value, the asset is written down to its estimated fair value. During fiscal 2003, the Company determined that the Company’s Quetzal trademark was impaired and the full carrying value of $11,000 was written off and expensed.  This expense is included as part of general and administrative expenses in the Company’s consolidated statement of operations for fiscal 2003.

Goodwill and Other Intangible Assets - Other intangible assets consist of capitalized software cost, acquired technology, patents, customer relationships, trademarks and trade names acquired through business combinations.  The values allocated to these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in cost of sales for software license and subscriptions.  Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

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

The Company has the following goodwill and intangible assets, as of September 30, 2005 and 2004:

	Weighted	September 30, 2005			September 30, 2004
Identified Intangible Asset	Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	3	$1,665,895	$(1,483,015)	$182,880	$1,623,120	$(1,194,931)	$428,189
Purchased software	5	520,000	(119,722)	400,278	520,000	(11,667)	508,333
Patents	20	159,967	(8,389)	151,578	140,000	(1,167)	138,833
Customer lists	4	130,000	(36,563)	93,437	130,000	—	130,000
Non-compete agreements	5	100,000	(22,500)	77,500	100,000	—	100,000
Trademarks	indefinite	345,152	—	345,152	345,152	—	345,152

Total	5 Years	$2,921,014	$(1,670,189)	$1,250,825	$2,858,272	$(1,207,765)	$1,650,507

The intangible asset amounts amortized to cost of software licenses and subscriptions totaled $462,424, $472,331 and $508,943, for fiscal 2005, 2004 and 2003, respectively.

As of September 30, 2005, the estimated future amortization expense related to amortizing intangible assets was as follows:

Year Ending September 30,

2006	$335,571
2007	177,236
2008	121,204
2009	88,861
2010	71,363
Thereafter	111,438

Total estimated future amortization expense	$905,673

Restricted Cash – At September 30, 2005, amounts of $268,299 for security deposits to provide credit support for the rent payments to the landlord of the Company’s Massachusetts offices and $125,000 held for the escrow amount for the sellers of Mergence (see Note 2) were classified in the Company’s consolidated balance sheet as restricted cash.

Fair Value Disclosure  – The carrying amounts of cash and equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue and escrow for Mergence shareholders approximate fair value because of their short-term nature.

Income Taxes – Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards and credits. Valuation allowances are recorded to reduce the net deferred tax assets to amounts the Company believes are more likely than not to be realized.

Net Income Per Share – Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted net income per share reflects the impact, when dilutive, of the exercise of options and warrants using the treasury-stock method.

The following table presents the options and warrants that were not included in the computation of diluted net income per share, because the exercise price of the options or warrants was greater than the average market price of the common stock for the years ended September 30, 2005, 2004 and 2003:

	2005	2004	2003

Quantity of option shares and warrants not included	145,870	120,818	233,414
Weighted-average exercise price	$5.86	$6.24	$4.76

Foreign Currency Translations and Transactions – Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at rates in effect at each balance sheet date. Revenues, expenses and cash flows are translated into U.S. dollars at average rates prevailing when transactions occur. The related translation adjustments are reported as a separate component of shareholders’ equity under the heading “Accumulated Other Comprehensive Loss.” Gains and losses resulting from transactions that are denominated in currencies other than the applicable unit’s functional currency are included in the operating results of the Company.

Advertising and Promotional Materials – Advertising costs are expensed as incurred and amounted to $372,813, $254,001 and $419,781 in 2005, 2004 and 2003, respectively. Direct mail/direct response costs are expensed as the associated revenue is recognized. The amortization period is based on historical results of previous mailers (generally three to six months from the date of the mailing). Direct mail expense was $112,480, $130,289 and $170,335 in 2005, 2004 and 2003, respectively. At September 30, 2005 and 2004, deferred direct mail/direct response costs were $6,157 and $701, respectively, and are included under the caption “prepaid expenses and other” in the accompanying consolidated balance sheets.

Stock-Based Compensation - The Company uses the intrinsic-value method of valuing its stock options to measure compensation expense associated with grants of stock options to employees and directors.  As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue to follow the intrinsic-value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant, except for the impact of acceleration of vesting as discussed below.

In September 2005, the Compensation Committee of our Board of Directors approved the full vesting of all outstanding options with vesting dates occurring after September 30, 2005. This action was taken to reduce the expense related to unvested stock option awards upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). The vesting of approximately 169,040 options was accelerated, of which approximately 64,000 options had an exercise price greater than our closing stock price on the modification date. As we estimated that certain of these awards would not have vested absent the acceleration, we recognized stock-based compensation charge of approximately $47,000, which is included in our results for the year ended September 30, 2005 (See Note 9).

Had the Company recognized compensation for its stock options and purchase plans based on the fair value for awards under those plans, pro forma net income and pro forma net income per share would have been as follows:

	Years Ended September 30,
	2005	2004	2003

Net income, as reported	$800,414	$1,084,776	$846,545
Add: Stock-based employee compensation expense included in reported net income	47,000	—	3,811
Less: Total stock-based employee compensation determined under fair-value based method for all shares	(589,693)	(231,242)	(262,912)
Pro forma net income	$257,721	$853,534	$587,444

Earnings per share:
Basic - as reported	$0.15	$0.21	$0.16
Basic - pro forma	$0.05	$0.16	$0.11

Diluted - as reported	$0.14	$0.19	$0.16
Diluted - pro forma	$0.04	$0.15	$0.11

The fair values used to compute pro forma net income and pro forma net income per share were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended September 30,
	2005	2004	2003

Risk-free interest rate	3.7%	3.1%	3.1%
Expected life of option grants (years)	5.0	4.1	4.0
Expected volatility of underlying stock	107.0%	114.7%	116.9%
Expected dividend payment rate	0.0%	0.0%	0.0%

The weighted-average fair value of stock options granted was $2.98, $2.57 and $1.28 for the years ended September 30, 2005, 2004 and 2003, respectively.

The Company records the fair value of stock options and warrants granted to nonemployees in exchange for services under the fair-value method in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” in the statements of operations. Under this method, the resulting compensation is measured at the fair value of the equity instrument on the date of vesting and recognized as a charge to operations over the service period, which is usually the vesting period.  There were no such equity awards outstanding during fiscal 2005 and 2004 and, therefore, no there were no such charges during fiscal 2005 or 2004.

On December 16, 2004, FASB issued a revision to SFAS No. 123(R).  This revision requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values.  The revision is effective for public companies for fiscal years beginning after June 15, 2005.  The standard offers the Company alternative methods of adopting the standard.  The Company will be required to adopt SFAS 123(R) beginning October 1, 2005 for new awards of stock-based compensation granted after that date. At September 30, 2005, all outstanding options were fully vested, therefore management does not anticipate future compensation expense, related to existing options or future option grants, to be significant under SFAS 123(R).

Comprehensive Income – Currently, the only item, in addition to net income, that is included in comprehensive income is foreign currency translation adjustments. Foreign currency translation (losses) gains arising during 2005, 2004 and 2003 were ($60,047), $85,006 and $113,049, respectively.

Segment Information  – The Company has determined that it has only one reportable segment meeting the criteria established under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  The

Company’s chief operating decision maker, as defined (determined to be the Chief Executive Officer), does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operating results. See Note 11 for information about the Company’s revenue by product lines and continuing geographic operations.

Guarantees and Indemnifications – The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2005 and 2004.

The Company is required by the lease related to its Lowell, Massachusetts facility to provide a letter of credit in the amount of $143,299 as a security deposit to provide credit support for payment to the landlord of amounts due under the lease.  Cash on deposit providing security in the amount of this letter of credit is classified as part of restricted cash in the Company’s consolidated balance sheets at September 30, 2005 and 2004.  See Note 5 for disclosure of minimum rental commitments under noncancelable operating leases.

In August 2004, the Company entered into a Stock Purchase Agreement for the acquisition of Mergence in which the Company made certain warranties regarding, among other things, its legal authority to enter into the agreement consummating the acquisition and its ability to continue in its business.  The Company further agreed to indemnify the sellers of Mergence and hold them harmless for any damages incurred of suffered arising out of any misrepresentation or breach of such warranties made by the Company in the agreement.  The Company believes that no such misrepresentations or breaches of warranty exist, or are likely to exist in the future, and, accordingly, has recorded no liabilities related to such indemnification as of September 30, 2005 and 2004.

The Company enters into indemnification agreements in the ordinary course of business.  Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products.  The term of these indemnification agreements is generally perpetual and the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2005 and 2004.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2005 and 2004.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy limits the Company’s exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2005 and 2004.

2.  ACQUISITIONS

Mergence Technologies Corporation

On August 11, 2004, the Company acquired 100% of the outstanding shares of Mergence Technologies Corporation for an acquisition cost of $2,596,691 comprised of $2,500,000 in cash and direct costs of $96,691. The Mergence purchase agreement also includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of the revenues, as defined, of Mergence’s Researcher product for a period of six years, not all Mergence products are subject to royalties.  Payment amounts will be expensed as a cost of revenue as the Researcher product is sold.  The Company did not expense any such payments during fiscal 2004 as no Researcher products were sold from the date of acquisition through September 30, 2004.  The Company expensed $10,400 for the year ended September 30, 2005.

The Mergence purchase agreement included an amount of $125,000 to be held in escrow for the sellers of Mergence and was to be paid 55 days after September 30, 2005, unless the sellers owe any damages or unresolved claims to the buyer.  As of September 30, 2005 there were no unresolved claims or damages.

Mergence was acquired to broaden and expand the Company’s product offerings.  Mergence’s results are included with those of the Company from the date of acquisition.

The following table presents the allocation of the purchase price paid for Mergence based on the estimated fair values of the acquired assets and assumed liabilities of Mergence as of August 11, 2004:

Cash, receivables and other current assets	$238,797
Property and equipment, and other noncurrent assets	16,242
Current liabilities	(90,994)
Deferred tax liabilities, net	(148,000)
Goodwill	1,630,646
Acquired intangible assets:
Existing technology	520,000
Patents	140,000
Customer list	130,000
Non-compete agreements	100,000
Trademark	60,000

Total purchase price	$2,596,691

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

Auxilor was acquired to broaden and expand the Company’s product offerings. Auxilor’s results are included with those of the Company from the date of acquisition. The results of operations of Auxilor for periods prior to its acquisition by the Company are not significant.

3.                    INVENTORIES

Inventories consisted of the following at September 30:

	2005	2004

Materials	$28,406	$46,931
Finished goods	26,306	21,024

Total	$54,712	$67,955

4.                      ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30:

	2005	2004

Accrued salaries and benefits	$280,136	$221,541
Accrued royalties and commissions	1,095,758	1,165,553
Accrued professional fees	312,606	305,636
Accrued severance	—	5,401
Other	325,494	328,699

Total	$2,013,994	$2,026,830

5.       COMMITMENTS

Leases – The Company leases various facilities, equipment and automobiles in the U.S. and overseas under noncancelable operating leases which expire through 2011. The lease agreements generally provide for the payment of minimum annual rentals, pro-rata share of taxes, and maintenance expenses. Rental expense for all operating leases was $663,664, $678,677 and $766,416 for the years ended September 30, 2005, 2004 and 2003, respectively.  Certain of the Company’s facility leases include options to renew.

As of September 30, 2005, minimum rental commitments under noncancelable operating leases are as follows:

Year Ending September 30,

2006	$253,587
2007	139,096
2008	169,916
2009	167,185
2010	170,690
Thereafter	133,065

Total minimum lease payments	$1,033,539

Royalties – The Company is committed to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products.  Royalty expense included in cost of software licenses and subscriptions was $1,659,308, $1,677,231 and $1,583,921 for the years ended September 30, 2005, 2004 and 2003, respectively. The Company is not obligated to pay minimum royalty amounts.

Mergence Royalties – As a result of the acquisition of Mergence (see Note 2), the Company is required to make quarterly cash payments equal to 10% of the revenues, as defined, of Mergence’s Researcher product for a period of six years, but not all Mergence products are subject to royalties.  The Company is not required to pay any minimum amounts unless the Company ceases to compete in the markets, as defined, in which the Researcher product competes.  The Company fully intends to continue to compete in these markets.

6.       LITIGATION

In May 2004, the Company was served with a charge of discrimination filed with the Massachusetts Commission Against Discrimination (MCAD) by a current employee. In addition to the Company, the employee has named an executive of the Company as well as the employee’s former supervisor as defendants. The employee alleges that her former supervisor engaged in sexually harassing conduct. The employee accuses the executive of engaging in retaliation upon learning of the employee’s complaint.  The complaint was withdrawn from the MCAD in August 2004, with the stated intent of pursuing the claim in Superior Court in the state of Massachusetts. To date, the Company has not been notified of any further filing. Given the early stage and current status of the claim, the Company is unable to predict the ultimate outcome. The Company intends to vigorously defend the claims.

From time to time, the Company receives other claims and may be party to other actions that arise in the normal course of business. Other than as noted above, the Company does not believe the eventual outcome of any other pending matters will have a material effect on the Company’s consolidated financial condition or results of operations.

7.       FINANCING ARRANGEMENTS

Letter of Credit – The Company has an irrevocable standby letter of credit with a bank securing performance of a five-year property lease. The Company has reserved a cash term deposit in the amount of $143,299 to secure the letter of credit.  This amount is included as part of restricted cash in the Company’s consolidated balance sheets at September 30, 2005 and 2004.

The Company is also required by the new sublease agreement entered into in September 2005 related to its Chelmsford, Massachusetts facility to provide an irrevocable standby letter of credit with a bank securing performance of a sixty-six month property lease.   The Company has reserved a cash term deposit in the amount of $125,000 to secure the letter of credit.  This amount is included as part of restricted cash in the Company’s consolidated balance sheets at September 30, 2005.

8.       INCOME TAXES

Income (loss) from operations before income taxes consists of the following for the years ended September 30:

	2005	2004	2003

Domestic	$1,645,322	$980,486	$1,140,752
Foreign	(866,908)	(22,360)	(288,707)

Total	$778,414	$958,126	$852,045

The (benefit) provision for income taxes consisted of the following for the years ended September 30:

	2005	2004	2003

Current:
Federal	$(12,000)	$21,350	$5,500
State	(10,000)	—	—
Foreign	—	—	—

	(22,000)	21,350	5,500

Deferred:
Federal	(18,000)	9,000	285,000
State	11,000	171,000	48,500
Foreign	—	120,000	(140,500)
Change in valuation allowance	7,000	(448,000)	(193,000)

	—	(148,000)	—

Total	$(22,000)	$(126,650)	$5,500

At September 30, 2005, the Company had cumulative U.S. federal tax loss carryforwards of approximately $5.6 million, expiring at various dates through 2020, including $520,000 resulting from the Mergence acquisition undertaken during 2004 which are subject to additional annual limitations as a result of the changes in Mergence’s ownership, and had approximately $2 million in state tax loss carryforwards, which commence expiration in 2006. An alternative minimum tax credit of approximately $148,000 is available to offset future regular federal taxes. Research and development credits of approximately $512,000 expire beginning in 2013. In addition, tax loss carryforwards in certain foreign jurisdictions total approximately $6 million.

The components of the Company’s net deferred tax assets are as follows at September 30:

	2005	2004
Deferred tax liabilities:
Depreciation and amortization	$—	$(141,000)
Prepaid expenses	(66,000)	(37,000)
Acquired intangibles	(356,000)	—

	(422,000)	(178,000)
Deferred tax assets:
Net operating loss carryforwards	4,062,000	3,914,000
Research and development credits	512,000	503,000
Accounts and notes receivable reserves	150,000	204,000
Accrued severance	15,000	7,000
Alternative minimum tax credits	148,000	148,000
Depreciation and amortization	176,000	—
Other	49,000	85,000

	5,112,000	4,861,000

Total	4,690,000	4,683,000

Valuation allowance	(4,690,000)	(4,683,000)

Deferred taxes, net	$—	$—

The Company had profitable domestic operations but continued to have operating losses from international operations for the years ended September 30, 2005, 2004 and 2003.  This followed significant losses from operations, both domestically and internationally, over several prior years.  Accordingly, management does not believe the tax assets are more likely than not to be realized and a full valuation allowance has been provided.  The valuation allowance increased by approximately $7,000 in 2005 and decreased by $448,000 in 2004 primarily because the Company maintains a full valuation allowance against the tax assets and such assets increased or decreased primarily as a result of utilization of net operating loss carryforwards in each respective year.  In both 2005 and 2004, domestic net operating loss carryforwards decreased as a result of income recorded domestically, partially offset by an increase in international loss carryforwards as a result of operating losses, resulting in an overall increase in the related asset.

SFAS No. 109, “Accounting for Income Taxes,” requires recognition of deferred tax liabilities and deferred tax assets (and related valuation allowances, if necessary) for the deferred tax consequences of differences between the assigned values and the tax bases of the assets and liabilities recognized in a business combination. As Datawatch has deferred tax assets, against which a full valuation allowance has been provided, and the acquisition of Mergence resulted in the recording of a net deferred tax liability, the Company during fiscal year 2004 recorded a benefit for income taxes of $148,000 for the recognition of a reduction in the valuation allowance as a result of realizing the benefit of certain of the Company’s deferred tax assets resulting from the deferred tax liabilities associated with the Mergence acquisition.

The following table reconciles the Company’s tax provision based on its effective tax rate to its tax provision based on the federal statutory rate of 34% for the years ended September 30, 2005, 2004 and 2003:

	2005	2004	2003

Provision at federal statutory rate	$265,000	$326,000	$289,000
State, net of federal impact	(7,000)	113,000	59,500
Foreign taxes	(60,000)	(137,000)	(150,000)
Valuation allowance increase (decreased)	7,000	(448,000)	(193,000)
Extra-territorial income exclusion	(120,000)	—	—
Effect of prior year permanent differences	(116,000)	—	—
Other	9,000	19,350	—

(Benefit) provision for income taxes	$(22,000)	$(126,650)	$5,500

9.       SHAREHOLDERS’ EQUITY

Stock Option Plans – The Company’s two stock option plans described below provide for granting of options and other stock rights to purchase common stock of the Company to employees, officers, consultants, and directors who are not otherwise employees. The options granted are exercisable as specified at the date of grant and generally expire five to ten years from the date of grant.  Generally, options and other stock rights are granted at exercise prices not less than fair market value at the date of the grant.

On October 4, 1996, the Company established the 1996 International Employee Non-Qualified Stock Option Plan (the “1996 International Plan”). Pursuant to this plan, nonqualified options may be granted to any employee or consultant of any of the Company’s foreign subsidiaries through October 4, 2006.

On December 10, 1996, the Company established the Datawatch Corporation 1996 Stock Plan (the “1996 Stock Plan”), which provides for the granting of both incentive stock options and nonqualified options, the award of Company common stock, and opportunities to make direct purchases of Company common stock (collectively, “Stock Rights”), as determined by a committee appointed by the Board of Directors. Options pursuant to this plan may be granted through December 10, 2006 and shall vest as specified by this committee.

On September 26, 2005, the Compensation and Stock Committee (the “Committee”) of the Board of Directors of the Company approved the immediate and full acceleration of the vesting of each otherwise unvested stock option granted under the 1996 Stock Plan and the 1996 International Plan (collectively, the “1996 Plans”). Stock options granted from 2002 through 2005 with respect to 169,040 shares of the Company’s Common Stock, including an aggregate of approximately 98,120 options held by executive officers and directors, are subject to this acceleration. Based on the closing price of the Company’s common stock of $3.55 per share on September 26, 2005, approximately 105,000 of the accelerated options were in-the-money (i.e., the option exercise price was less than $3.55 per share) including an aggregate of 63,165 options held by directors and executive officers. Each director and executive officer has agreed pursuant to a lock-up agreement (a “Lock-up Agreement”) to refrain from selling Common Shares acquired upon the exercise of accelerated options (other than shares needed to cover the exercise price and satisfy withholding taxes) until the date on which the exercise would have been permitted under the option’s pre-acceleration vesting terms or, if earlier, the officer’s last day of service or upon an “Acquisition” as defined in the 1996 Plans.

Selected information regarding the above stock option plans as of and for the year ended September 30, 2005 is as follows:

	Shares
	Authorized	Reserved for
	for Grant	Future Issuance

1996 International Employee Non-Qualified Stock Option Plan	88,888	8,042
Datawatch Corporation 1996 Stock Plan	1,248,000	87,849

	1,336,888	95,891

The following table is a summary of combined activity for all of the Company’s stock option plans:

		Weighted-
	Number of	Average
	Options	Exercise
	Outstanding	Price

Outstanding, September 30, 2002	804,494	2.28
Granted	283,334	1.66
Canceled	(100,776)	2.51
Exercised	(39,590)	1.63
Outstanding, September 30, 2003	947,462	2.10
Granted	127,000	3.38
Canceled	(83,712)	3.46
Exercised	(70,780)	1.81
Outstanding, September 30, 2004	919,970	2.17
Granted	115,334	3.78
Canceled	(55,286)	3.06
Exercised	(67,976)	1.21
Outstanding, September 30, 2005	912,042	$2.39

Exercisable, September 30, 2005	912,042	$2.39
Exercisable, September 30, 2004	635,934	$2.21

The following table presents weighted-average price and life information regarding options outstanding and exercisable at September 30, 2005:

Options Outstanding				Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise		Exercise
Prices	Shares	Life (Years)	Price	Shares	Price

$ 0.55-3.62	724,246	7	$1.61	724,246	$1.61
3.62-6.69	156,896	6	4.67	156,896	4.67
6.69-9.75	25,566	4	7.74	25,566	7.74
12.82-15.89	5,334	1	15.89	5,334	15.89

	912,042	7	$2.39	912,042	$2.39

10.    RETIREMENT SAVINGS PLAN

The Company has a 401(k) retirement savings plan covering substantially all of the Company’s full-time domestic employees. Under the provisions of the plan, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company has not made any contributions during 2005, 2004 or 2003.

11.    SEGMENT INFORMATION

The following table presents information about the Company’s revenue by product lines for the years ended September 30, 2005, 2004 and 2003:

	2005	2004	2003

Desktop (primarily Monarch)	59%	56%	59%
Datawatch|ES (including Datawatch|RMS, Datawatch|Researcher & iMergence)	15	14	12
Visual|QSM and Visual|HD	26	30	29

	100%	100%	100%

The Company conducts operations in the U.S. and internationally (principally in the United Kingdom).  The following table presents information about the Company’s continuing geographic operations:

		International
		(Principally
	Domestic	U.K.)	Eliminations	Total

Year Ended September 30, 2005
Total revenue	$14,726,803	$7,847,803	$(1,063,011)	$21,511,595
Operating income (loss)	1,639,882	(951,512)	—	688,370
Non-current assets	3,456,146	93,835	—	3,549,981

Year Ended September 30, 2004
Total revenue	$12,782,198	$7,573,558	$(1,020,610)	$19,335,146
Operating income (loss)	1,166,971	(242,285)	—	924,686
Non-current assets	3,896,946	116,477	—	4,013,423

Year Ended September 30, 2003
Total revenue	$12,014,158	$6,745,762	$(1,047,714)	$17,712,206
Operating income (loss)	1,188,102	(361,914)	—	826,188
Non-current assets	1,544,382	189,209	—	1,733,591

The reconciliations of total long-lived assets to the amounts contained in the Company’s consolidated financial statements at September 30, 2005 and 2004 are as follows:

	2005	2004

Property and equipment, net	$516,412	$433,567
Goodwill	1,630,646	1,632,646
Acquired software, net *	400,278	508,333
Trademarks *	345,152	345,152
Capitalized software development costs, net *	182,880	428,189
Patents, net *	151,578	138,833
Customer list *	93,437	130,000
Non -compete agreements *	77,500	100,000
Restricted cash	125,000	268,299
Deposits **	27,098	28,404

Total long-lived assets	$3,549,981	$4,013,423

*	Included in other intangible assets, net in the accompanying consolidated financial statements.
**	Included in other assets in the accompanying consolidated financial statements.

Export revenue aggregated $3,386,650, $3,261,252 and $3,292,638 in 2005, 2004 and 2003, respectively.

12.     RESTRUCTURING COSTS

During the first quarter of fiscal 2003, the Company approved and completed a restructuring undertaken to reduce costs related to its international operations. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a restructuring charge of approximately $181,000 for severance benefits for five terminated employees and costs resulting from the cancellation of leases and the disposal of fixed assets related to a relocation to smaller facilities. The charges for this restructuring were fully paid in February 2003.

The following table summarizes the restructuring activity related to the Company’s restructurings:

Restructuring Reserve as of September 30, 2002	$169,000
Fiscal 2003 Restructuring Charge	181,000
Cash Payments - Fiscal 2003	(334,000)
Restructuring Reserve as of September 30, 2003	16,000
Cash Payments - Fiscal 2004	(12,000)
Restructuring Reserve as of September 30, 2004	4,000
Cash Payments - Fiscal 2005	(4,000)
Restructuring Reserve as of September 30, 2005	$—

At September 30, 2004 there was an additional accrued severance amount of approximately $1,000, which was not related to restructuring activities.

13.    QUARTERLY RESULTS (UNAUDITED)

Supplementary Information:

	First	Second	Third	Fourth

Year Ended September 30, 2005:
Software license and subscription revenue	$3,216,938	$3,307,340	$3,757,458	$3,951,210
Maintenance and service revenue	1,870,390	1,801,407	1,861,474	1,745,378
Cost of software licenses and subscriptions	593,915	566,311	698,675	656,159
Cost of maintenance and services	915,937	840,503	822,671	859,208
Expenses	3,757,437	3,718,117	3,777,879	3,616,413
(Loss) income from operations	(179,961)	(16,184)	319,707	564,808
Net (loss) income	(153,782)	6,764	330,064	617,368

Net (loss) income per share - basic	$(0.03)	$0.00	$0.06	$0.12
Net (loss) income per share - diluted	$(0.03)	$0.00	$0.06	$0.11

Year Ended September 30, 2004:
Software license and subscription revenue	$2,953,896	$3,483,773	$2,933,547	$3,070,451
Maintenance and service revenue	1,453,192	1,710,830	1,775,807	1,953,650
Cost of software licenses and subscriptions	630,093	760,288	590,786	601,460
Cost of maintenance and services	611,677	661,190	681,089	756,606
Expenses	2,854,496	3,363,184	3,317,948	3,581,643
Income (loss) from operations	310,822	409,941	119,531	84,392
Net income (loss)	323,525	395,563	99,650	266,038

Net income (loss) per share - basic	$0.06	$0.08	$0.02	$0.05
Net income (loss) per share - diluted	$0.06	$0.07	$0.02	$0.05

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A. CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures

As of a date (the “Evaluation Date”) within ninety days prior to the filing date of this Annual Report on Form 10-K, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances.  Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls are effective at a level that provides such reasonable assurances.

(b)     Changes in internal controls

There were no changes in the Company’s internal controls or, to the knowledge of the Company, in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors may be found under the caption “Election of Directors” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2005.  Such information is incorporated herein by reference.   Information with respect to the Company’s executive officers may be found under the caption “Executive Officers of the Registrant” appearing in Part I of this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

The information set forth under the captions “Compensation and Other Information Concerning Directors and Officers” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2005 is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption “Principal Holders of Voting Securities” and “Equity Compensation Plans” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2005 is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Transactions” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2005 is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Principal Accountant Fees and Services” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2005 is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)   1.  Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2005 and 2004

Consolidated Statements of Operations for the Years Ended September 30, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended September 30, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2.  Financial Statement Schedule

All schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

3.  List of Exhibits

Ex. No.		Description

(1)	3.1	Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(7)	3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(1)	3.3	By-Laws, as amended, of the Registrant (Exhibit 3.3)
(1)	4.1	Specimen certificate representing the Common Stock (Exhibit 4.4)
(5)	4.2	Warrant to Purchase Stock issued to Silicon Valley Bank, dated January 17, 2001 (Exhibit 4.1)
(7)	4.3	Warrant to Purchase Stock issued to Silicon Valley Bank, dated October 30, 2001 (Exhibit 4.3)
(1)	10.1*	1987 Stock Plan (Exhibit 10.7)
(13)	10.2*	Form of Incentive Stock Option Agreement of the Registrant (Exhibit 10.2)
(13)	10.3*	Form of Nonqualified Stock Option Agreement of the Registrant (Exhibit 10.3)
(1)	10.4	Software Development and Marketing Agreement by and between Personics Corporation and Raymond Huger, dated January 19, 1989 (Exhibit 10.12)
(11)	10.5	Option Purchase Agreement by and among Datawatch Corporation, Personics Corporation and Raymond J. Huger dated April 29, 2005. (Exhibit 10.1)
(10)	10.6	Distribution Agreement, dated December 10, 1992, by and between Datawatch Corporation and Ingram Micro Inc. (Exhibit 10.2)
(2)	10.7*	1996 Non-Employee Director Stock Option Plan, as amended on December 10, 1996 (Exhibit 10.30)
(2)	10.8*	1996 International Employee Non-Qualified Stock Option Plan (Exhibit 10.31)
(10)	10.9*	1996 Stock Plan as amended as of March 7, 2003 (Exhibit 10.1)
(3)	10.10	Lease, dated August 31, 2000, by and between Fortune Wakefield, LLC and Datawatch Corporation (Exhibit 10.27)
(4)	10.11	Indemnification Agreement between Datawatch Corporation and James Wood, dated January 12, 2001 (Exhibit 10.1)
(4)	10.12	Indemnification Agreement between Datawatch Corporation and Richard de J. Osborne, dated January 12,2001 (Exhibit 10.2)
(6)	10.13	Form of Indemnification Agreement between Datawatch Corporation and each of its Non-Employee Directors (Exhibit 10.1)
(6)	10.14*	Advisory Agreement, dated April 5, 2001, by and between Datawatch Corporation and Richard de J. Osborne (Exhibit 10.2)
(7)	10.15*	Executive Agreement, dated July 9, 2001, between the Company and Robert W. Hagger (Exhibit 10.24)
(7)	10.16*	Management Transition Agreement, dated July 6, 2001, between the Company and Bruce R. Gardner (Exhibit 10.25)
(9)	10.17*	Executive Agreement, dated April 25, 2002, by and between Datawatch Corporation and John Kitchen (Exhibit 10.2)

(9)	10.18	Professional Services Agreement, dated May 16, 2002, by and between Vested Development Inc. and Datawatch Corporation (Exhibit 10.3)
	10.19*	Severance Agreement between Datawatch Corporation and John Hulburt, dated November 19, 2004. (filed herewith)
(12)	10.20	Stock Purchase Agreement among Datawatch Corporation, Mergence Technologies Corporation and the Management Sellers, dated as of August 11, 2005 (Exhibit 2.1).
(12)	10.22	Form of Stock Purchase Agreement among Datawatch Corporation, Mergence Technologies Corporation and the Non-Management Sellers, dated as of August 11, 2005 (Exhibit 2.2)
(13)	10.22*	Description of Fiscal Executive Sales Incentive Plan (Exhibit 10.4)
(14)	10.23*	Management Transition Agreement, dated February 1, 2005, between the Company and Alan R. MacDougall (Exhibit 10.1)
(15)	10.24*	Form of Lock-up Agreement between Datawatch Corporation and each Executive Officer of Datawatch Corporation, dated September 26, 2005 (Exhibit 99.1)
(15)	10.25	Sublease Agreement, dated September 28, 2005, between Tellabs Operations, Inc., and Datawatch Corporation (Exhibit 99.2)
	21.1	Subsidiaries of the Registrant (filed herewith)
	23.1	Consent of Independent Registered Pubic Accounting Firm (filed herewith)
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*             Indicates a management contract or compensatory plan or contract.

(1)

Previously filed as an exhibit to Registration Statement 33-46290 on Form S-1 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form S-1).

(2)

Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).

(3)

Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).

(4)

Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated February 2, 2001 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 8-K).

(5)

Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).

(6)

Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).

(7)

Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).

(8)

Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).

(9)

Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).

(10)

Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).

(11)

Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit is such Form 10.Q).

(12)

Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated August 20, 2004 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 8-K).

(13)

Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated November 2, 2004 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 8-K).

(14)

Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated February 4, 2005 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 8-K).

(15)

Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated September 26, 2005 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 8-K).

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

Datawatch Corporation

Date:	December 12, 2005	By:	/s/ Robert W. Hagger
Robert W. Hagger
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert W. Hagger	President, Chief Executive Officer and Director	December 12, 2005
Robert W. Hagger	(Principal Executive Officer)

/s/ John J. Hulburt	Vice President of Finance, Chief Financial Officer,	December 12, 2005
John J. Hulburt	Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

/s/ Richard de J. Osborne	Chairman of the Board	December 12, 2005
Richard de J. Osborne

/s/ Thomas H. Kelly	Director	December 12, 2005
Thomas H. Kelly

/s/ Terry W. Potter	Director	December 12, 2005
Terry W. Potter

/s/ David T. Riddiford	Director	December 12, 2005
David T. Riddiford

/s/ James Wood	Director	December 12, 2005
James Wood

EXHIBIT INDEX

(1)	3.1	Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(7)	3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(1)	3.3	By-Laws, as amended, of the Registrant (Exhibit 3.3)
(1)	4.1	Specimen certificate representing the Common Stock (Exhibit 4.4)
(5)	4.2	Warrant to Purchase Stock issued to Silicon Valley Bank, dated January 17, 2001 (Exhibit 4.1)
(7)	4.3	Warrant to Purchase Stock issued to Silicon Valley Bank, dated October 30, 2001 (Exhibit 4.3)
(1)	10.1*	1987 Stock Plan (Exhibit 10.7)
(13)	10.2*	Form of Incentive Stock Option Agreement of the Registrant (Exhibit 10.2)
(13)	10.3*	Form of Nonqualified Stock Option Agreement of the Registrant (Exhibit 10.3)
(1)	10.4	Software Development and Marketing Agreement by and between Personics Corporation and Raymond Huger, dated January 19, 1989 (Exhibit 10.12)
(11)	10.5	Option Purchase Agreement by and among Datawatch Corporation, Personics Corporation and Raymond J. Huger dated April 29, 2005. (Exhibit 10.1)
(10)	10.6	Distribution Agreement, dated December 10, 1992, by and between Datawatch Corporation and Ingram Micro Inc. (Exhibit 10.2)
(2)	10.7*	1996 Non-Employee Director Stock Option Plan, as amended on December 10, 1996 (Exhibit 10.30)
(2)	10.8*	1996 International Employee Non-Qualified Stock Option Plan (Exhibit 10.31)
(10)	10.9*	1996 Stock Plan as amended as of March 7, 2003 (Exhibit 10.1)
(3)	10.10	Lease, dated August 31, 2000, by and between Fortune Wakefield, LLC and Datawatch Corporation (Exhibit 10.27)
(4)	10.11	Indemnification Agreement between Datawatch Corporation and James Wood, dated January 12, 2001 (Exhibit 10.1)
(4)	10.12	Indemnification Agreement between Datawatch Corporation and Richard de J. Osborne, dated January 12,2001 (Exhibit 10.2)
(6)	10.13	Form of Indemnification Agreement between Datawatch Corporation and each of its Non-Employee Directors (Exhibit 10.1)
(6)	10.14*	Advisory Agreement, dated April 5, 2001, by and between Datawatch Corporation and Richard de J. Osborne (Exhibit 10.2)
(7)	10.15*	Executive Agreement, dated July 9, 2001, between the Company and Robert W. Hagger (Exhibit 10.24)
(7)	10.16*	Management Transition Agreement, dated July 6, 2001, between the Company and Bruce R. Gardner (Exhibit 10.25)
(9)	10.17*	Executive Agreement, dated April 25, 2002, by and between Datawatch Corporation and John Kitchen (Exhibit 10.2)
(9)	10.18	Professional Services Agreement, dated May 16, 2002, by and between Vested Development Inc. and Datawatch Corporation (Exhibit 10.3)
	10.19*	Severance Agreement between Datawatch Corporation and John Hulburt, dated November 19, 2004. (filed herewith)
(12)	10.20	Stock Purchase Agreement among Datawatch Corporation, Mergence Technologies Corporation and the Management Sellers, dated as of August 11, 2005 (Exhibit 2.1).
(12)	10.22	Form of Stock Purchase Agreement among Datawatch Corporation, Mergence Technologies Corporation and the Non-Management Sellers, dated as of August 11, 2005 (Exhibit 2.2)
(13)	10.22*	Description of Fiscal Executive Sales Incentive Plan (Exhibit 10.4)
(14)	10.23*	Management Transition Agreement, dated February 1, 2005, between the Company and Alan R. MacDougall (Exhibit 10.1)
(15)	10.24*	Form of Lock-up Agreement between Datawatch Corporation and each Executive Officer of Datawatch Corporation, dated September 26, 2005 (Exhibit 99.1)
(15)	10.25	Sublease Agreement, dated September 28, 2005, between Tellabs Operations, Inc., and Datawatch Corporation (Exhibit 99.2)
	21.1	Subsidiaries of the Registrant (filed herewith)
	23.1	Consent of Independent Registered Pubic Accounting Firm (filed herewith)
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Indicates a management contract or compensatory plan or contract.

(1)

Previously filed as an exhibit to Registration Statement 33-46290 on Form S-1 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form S-1).

(2)

Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).

(3)

Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).

(4)

Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated February 2, 2001 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 8-K).

(5)

Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).

(6)

Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).

(7)

Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).

(8)

Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).

(9)

Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).

(10)

Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-Q).

(11)

Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit is such Form 10.Q).

(12)

Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated August 20, 2004 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 8-K).

(13)

Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated November 2, 2004 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 8-K).

(14)

Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated February 4, 2005 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 8-K).

(15)

Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated September 26, 2005 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 8-K).