Form 10-Q
period 2005-12-31
DATAWATCH CORP
filed 2006-02-09
CIK 792130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER:      000-19960

DATAWATCH CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	02-0405716
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

271 MILL ROAD

QUORUM OFFICE PARK

CHELMSFORD, MASSACHUSETTS 01824

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

Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated   ☐    Accelerated ☐  Non-accelerated   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2006
Common Stock $.01 par value	5,493,907

DATAWATCH CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (unaudited)

a)	Consolidated Condensed Balance Sheets:
December 31, 2005 and September 30, 2005

b)	Consolidated Condensed Statements of Operations:
Three Months Ended December 31, 2005 and 2004

c)	Consolidated Condensed Statements of Cash Flows:
Three Months Ended December 31, 2005 and 2004

d)	Notes to Consolidated Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 6.	Exhibits

SIGNATURES

PART I. – Financial Information

Item 1:  Financial Statements

DATAWATCH CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2005	September 30, 2005
ASSETS
CURRENT ASSETS:
Cash and equivalents	$5,381,314	$4,900,873
Restricted cash	143,299	268,299
Accounts receivable, net	3,082,760	4,097,283
Inventories	36,337	54,712
Prepaid expenses	540,423	541,108
Total current assets	9,184,133	9,862,275

Property and equipment, net	931,662	516,412
Goodwill	1,630,646	1,630,646
Other intangible assets, net	1,137,325	1,250,825
Restricted cash	125,000	125,000
Other	28,294	27,098

	$13,037,060	$13,412,256

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,030,256	$1,042,755
Accrued expenses	1,764,905	2,013,994
Deferred revenue	2,798,265	2,921,519
Escrow for Mergence shareholders	—	128,224
Total current liabilities	5,593,426	6,106,492

COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS’ EQUITY:
Common stock, par value $.01—20,000,000 shares authorized; issued, 5,481,653 shares and 5,383,084 shares, respectively; outstanding, 5,467,407 shares and 5,368,838 shares, respectively	54,817	53,831
Additional paid-in capital	22,063,667	21,957,409
Accumulated deficit	(14,122,908)	(14,187,048)
Accumulated other comprehensive loss	(411,554)	(378,040)
	7,584,022	7,446,152
Less treasury stock, at cost—14,246 shares	(140,388)	(140,388)
Total shareholders’ equity	7,443,634	7,305,764

	$13,037,060	$13,412,256

The accompanying notes are an intergral part of these consolidated condensed financial statements.

DATAWATCH CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,
	2005	2004
REVENUE:
Software licenses and subscriptions	$3,154,717	$3,216,938
Maintenance and services	1,592,840	1,870,390
Total Revenue	4,747,557	5,087,328

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	572,890	593,915
Cost of maintenance and services	840,649	915,937
Sales and marketing	1,968,385	2,178,400
Engineering and product development	427,753	549,963
General and administrative	888,195	1,029,074
Total costs and expenses	4,697,872	5,267,289
INCOME FROM OPERATIONS	49,685	(179,961)
Interest expense	(521)	(713)
Interest income and other income (expense), net	14,976	26,892
INCOME BEFORE INCOME TAXES	64,140	(153,782)
Provision for income taxes	—	—

NET INCOME	$64,140	$(153,782)

Net income per share—Basic	$0.01	$(0.03)
Net income per share—Diluted	$0.01	$(0.03)

Weighted-Average
Shares Outstanding—Basic	5,411,579	5,301,804
Weighted-Average
Shares Outstanding—Diluted	5,784,347	5,301,804

The accompanying notes are an intergral part of these consolidated condensed financial statements.

DATAWATCH CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$64,140	$(153,782)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	193,719	164,347
Allowances for doubtful accounts and sales returns	(60,657)	18,895
Stock-based compensation expense	6,977	—
Loss on disposition of equipment	7,690	21,286
Changes in current assets and liabilities:
Accounts receivable	1,048,849	(349,348)
Inventories	18,016	20,437
Prepaid expenses and other	(5,322)	(14,170)
Accounts payable and accrued expenses	(356,020)	(506,169)
Deferred revenue	(91,326)	(71,161)
Cash provided by (used in) operating activities	826,066	(869,665)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(390,688)	(54,508)
Proceeds from sale of equipment	444	2,047
Capitalized software development costs	—	(9,040)
Payment of escrow for Mergence shareholders	(128,224)
Restricted cash	125,000	707
Other assets	(1,595)	(5,180)
Cash used in investing activities	(395,063)	(65,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	100,272	2,479
Cash provided by financing activities	100,272	2,479

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	(50,834)	113,472

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	480,441	(819,688)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	4,900,873	4,260,632
CASH AND EQUIVALENTS, END OF PERIOD	$5,381,314	$3,440,944

SUPPLEMENTAL INFORMATION:
Interest paid	$521	$713

The accompanying notes are an integral part of these consolidated condensed financial statements.

DATAWATCH CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated condensed financial statements include the accounts of Datawatch Corporation (the “Company”) and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 filed with the Securities and Exchange Commission (the “SEC”).  All significant intercompany accounts and transactions have been eliminated.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, sales returns reserve, useful lives of property and equipment, valuation of net deferred tax assets, business combinations, valuation of goodwill and other intangible assets and valuation of share-based payments.

Revenue Recognition

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are generally sold directly to end-users. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers.  Sales to distributors and resellers accounted for approximately 33% and 30%, respectively, of total sales for the three months ended December 31, 2005 and 2004.  Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by Statement of Position No. 97-2, “Software Revenue Recognition.”  The Company’s software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

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

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”, which is a revision of SFAS 123, “Accounting for Stock Based Compensation” and supersedes Accounting Principles Bulletin (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS 95, “Statement of Cash Flows.”  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company is considering whether to adopt the alternative transition method provided in the FASB Staff Position (“FSP”) for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). The Company is currently evaluating which transition method it will use for calculating its APIC Pool. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. Until and unless the Company elects the transition method described in the FSP, the transition method provided in FAS123(R) is being followed.  The Company expects to complete its evaluation by September 30, 2006.

On October 1, 2005 (the first day of the Company’s 2006 fiscal year), the Company adopted SFAS 123(R). The Company adopted SFAS 123(R) using a modified prospective application method, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this approach, the Company is required to record compensation cost for all share-based awards granted after the date of adoption and for the unvested portion of previously granted stock-based awards at the date of adoption.

In September 2005, prior to the adoption FSAS 123(R), the Compensation Committee of the Board of Directors approved the full vesting of all outstanding options with vesting dates occurring after September 30, 2005.  The vesting of approximately 169,040 options was accelerated, of which approximately 64,000 options had an exercise price greater than the closing stock price on the modification date. As the Company estimated that certain of these awards would not have vested absent the acceleration, the Company recognized stock-based compensation charge of approximately $47,000, which is included in the results for the year ended September 30, 2005.  The purpose of this modification was to eliminate the future compensation expense of the outstanding awards.  As all outstanding awards were fully vested, the adoption of FAS123(R) did not have any impact on the financial statements from awards outstanding as of the date of adoption.

Under the provisions of SFAS No. 123R, the Company recognizes the fair value of stock compensation cost, over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s stock compensation awards are accounted for as an equity instruments and there have been no liability awards granted.

Prior to the adoption of SFAS 123(R), the Company applied APB 25 to account for stock-based awards.  The following table illustrates the effect on earnings and earnings per share had compensation cost for the employee stock-based awards been recorded in the three months ended December 31, 2004 based on the fair value method under SFAS 123(R):

Three Months Ended
December 31, 2004
(unaudited)
Net loss, as reported	$(153,782)
Add: Total stock-based employee compensation expense included in net income	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(67,213)
Pro forma net loss	$(220,995)

Net loss per share:
Basic - as reported	$(0.03)
Basic - pro forma	$(0.04)

Diluted - as reported	$(0.03)
Diluted - pro forma	$(0.04)

Beginning with the 2006 fiscal year, with the adoption of SFAS 123(R), the Company recorded stock-based compensation expense for the cost of stock options. Stock-based compensation expense for the three months ended December 31, 2005 was $6,977, included in the following expense categories:

Three Months Ended
December 31, 2005
(unaudited)
Sales and marketing	$3,425
Engineering and product development	$2,537
General and administrative	1,015
$6,977

The Company’s stock compensation plans provide for the granting of restricted shares and either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors, and generally vests over a three year period beginning three months from date of grant and expire ten years from date of grant.

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate.  The weighted-average fair values of the options granted under the stock options plans for the three months ended December 31, 2005 were $3.36.

Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The table below indicates the key assumptions used in the option valuation calculations for options granted in the three months ended December 31, 2005:

Expected life	5 years
Expected volatility	95.911%
Risk-free interest rate	4.43%
Dividend Yield	0.0%
Forfeiture rate	10%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company uses an expected stock-price volatility assumption that is a combination of both historical and current implied volatilities of the underlying stock which are obtained from public data sources.  The risk-free interest rate is the U.S. Treasury bill rate with constant maturities with a remaining term equal to the expected life of the option. The expected life is based on historical trends and data.  With regard to the weighted-average option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect.  Based on the Company’s historical voluntary turnover rates, an annualized estimated forfeiture rate of 10% has been used in calculating the estimated cost. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

The following table summarizes information about the Company’s stock option plans for the three months ended December 31, 2005.

	Options Outstanding	Weighted-Average Exercise Price
Outstanding, October 1, 2005	912,042	$2.39

Granted	55,000	4.50
Canceled	(1,719)	5.47
Exercised	(98,569)	1.02

Outstanding, December 31, 2005	866,754	$2.68

Exercisable, December 31, 2005	811,754	$2.56

Concentration of Credit Risks and Major Customers

The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary credit terms. One customer, Ingram Micro Inc., individually accounted for 16% and 22% of total revenue for the three months ended December 31, 2005 and 2004, respectively.  Ingram Micro Inc. accounted for 16% and 17% of outstanding gross trade receivables as of December 31, 2005 and September 30, 2005, respectively.  The Company sells to Ingram Micro Inc. under a distribution agreement, which automatically renews for successive one-year terms unless terminated. Other than this customer, no other customer constitutes a significant portion (more than 10%) of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

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

Note 2.   Goodwill and Other Intangible Assets, Net

Other intangible assets, net were comprised of the following as of December 31, 2005 (unaudited) and September 30, 2005:

	December 31, 2005				September 30, 2005
Identified Intangible Asset	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	3	$1,665,895	$(1,553,883)	$112,012	$1,665,895	$(1,483,015)	$182,880
Purchased software	5	520,000	(147,222)	372,778	520,000	(119,722)	400,278
Patents	20	159,967	(10,396)	149,571	159,967	(8,389)	151,578
Customer lists	4	130,000	(44,688)	85,312	130,000	(36,563)	93,437
Non-compete agreements	5	100,000	(27,500)	72,500	100,000	(22,500)	77,500
Trademarks	indefinite	345,152	—	345,152	345,152	—	345,152

Total		$2,921,014	$(1,783,689)	$1,137,325	$2,921,014	$(1,670,189)	$1,250,825

For the three months ended December 31, 2005 and 2004, amortization expense related to identified intangible assets was $113,500 and $115,442, respectively.

The estimated future amortization expense related to other intangible assets as of December 31, 2005 was as follows:

Fiscal Year
Remainder of fiscal 2006	$222,071
2007	177,236
2008	121,204
2009	88,861
2010	71,363
2011	8,028
Thereafter	103,410
Total	$792,173

The carrying amount of goodwill as of December 31, 2005 was $1,630,646.

Note 3.   Inventories

Inventories consisted of the following at December 31, 2005 and September 30, 2005:

	December 31, 2005	September 30, 2005
	(unaudited)

Raw materials	$9,288	$28,406
Finished goods	27,049	26,306

Total	$36,337	$54,712

Note 4.   Deferred Revenue

Deferred revenue consisted of the following at December 31, 2005 and September 30, 2005:

	December 31, 2005	September 30, 2005
	(unaudited)
Maintenance	$2,337,087	$2,531,973
Other	461,178	389,546

Total	$2,798,265	$2,921,519

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

Note 5.   Comprehensive Income (Loss)

The following table sets forth the reconciliation of net income (loss) to comprehensive income (loss):

	Three Months Ended December 31,
	2005	2004

Net income (loss)	$64,140	$(153,782)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(33,514)	60,774

Comprehensive income (loss)	$30,626	$(93,008)

Accumulated other comprehensive loss reported in the consolidated condensed balance sheets consists only of foreign currency translation adjustments.

Note 6.   Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the quarter. Diluted net income (loss) per share reflects the impact, when dilutive, of the exercise of options and warrants using the treasury stock method.

Potential dilutive common stock options aggregating 241,092 and 603,198 shares for the three months ended December 31, 2005 and 2004, respectively, have been excluded from the computation of diluted net income (loss) per share because their inclusion would be antidilutive.

Note 7.   Commitments and Contingencies

In May 2004, the Company was served with a charge of discrimination filed with the Massachusetts Commission Against Discrimination (MCAD) by a then current employee. In addition to the Company, the employee named an executive of the Company as well as the employee’s former supervisor as defendants. The employee alleged that her former supervisor engaged in sexually harassing conduct. The employee accused the executive of engaging in retaliation upon learning of the employee’s complaint.  The complaint was withdrawn from the MCAD in August 2004, with the stated intent of pursuing the claim in Superior Court in the state of Massachusetts. To date, the Company has not been notified of any further filing. Given the current status of the claim, the Company is unable to predict the ultimate outcome. The Company intends to vigorously defend the claims.

From time to time, the Company receives other claims and may be party to other actions that arise in the normal course of business. The Company does not believe the eventual outcome of any pending matters will have a material effect on the Company’s consolidated financial condition or results of operations.

Note 8.   Segment Information

The Company has determined that it has only one reportable segment. The Company’s chief operating decision maker, as defined, (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and operating results.

The following table presents information about the Company’s revenue by product lines:

	Three Months Ended December 31,
	2005	2004

Desktop and Server Software (primarily Monarch)	60%	56%
Report Management Solutions (including Datawatch|ES & iMergence)	14%	15%
Service Management Solutions (including Visual|QSM & Visual|HD)	26%	29%

Total	100%	100%

The Company’s operations are conducted in the U.S. and internationally (principally in the United Kingdom). The following tables present information about the Company’s geographic operations:

	Domestic	International (Principally U.K.)	Intercompany Eliminations	Total

Total Revenue
Three months ended December 31, 2005	$3,330,452	$1,671,013	$(253,908)	$4,747,557
Three months ended December 31, 2004	3,152,071	2,194,190	(258,933)	5,087,328

Total Operating Income (Loss)
Three months ended December 31, 2005	$345,018	$(295,333)		$49,685
Three months ended December 31, 2004	(59,410)	(120,551)		(179,961)

Non-current Assets
At December 31, 2005	$3,911,946	$84,280	$—	$3,996,226
At September 30, 2005	3,456,146	93,835	—	3,549,981

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

Datawatch’s principal products included in Desktop and Server Software, Report Management and Business Service Management Solutions are:  Monarch, a desktop report mining and business intelligence application that lets users extract and manipulate data from ASCII report files, PDF files or HTML files produced on any mainframe, midrange, client/server or PC system; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; Monarch|RMS, a web-based report mining and analysis solution that integrates with any existing COLD/ERM, document or content management archiving solution; Datawatch|ES, a web-enabled business information portal, providing complete report management, business intelligence and content management, and the ability to analyze data within reports derived from existing reporting systems with no new programming or report writing; Datawatch|Researcher, a .NET based content and data aggregation solution that searches inter-related data, documents, and communications scattered over multiple and disparate repositories, then merges and analyzes the results into comprehensive actionable case records; Visual|QSM, a fully internet-enabled IT support solution that incorporates workflow and network management capabilities and provides web access to multiple databases via a standard browser; Visual|Help Desk or Visual|HD, a web-based help desk and call center solution operating on the IBM Lotus Domino platform; and VorteXML, a data transformation product for the emerging XML market that easily and quickly converts structured text output from any system into valid XML for web services and more using any DTD or XDR schema without programming.

During the first quarter of fiscal 2004, the Company introduced a subscription sales model for the sale of its enterprise products.  The Company continues to offer its enterprise products through the sale of perpetual licenses and introduced the subscription pricing model to allow customers to begin using the Company’s products at a lower initial cost of software acquisition.  Subscriptions automatically renew unless terminated with 90 days notice.  During fiscal 2004, 2005 and the three months ended December 31, 2005, revenues under the subscription model were not significant, however, customer interest in the model and sales under the model have been increasing.

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

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are generally sold directly to end-users. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers.  Sales to distributors and resellers accounted for approximately 33% and 30%, respectively, of total sales for the three months ended December 31, 2005 and 2004.  Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining.  Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by Statement of Position No. 97-2, “Software Revenue Recognition.”  The Company’s software products can be installed and used by customers on their own with little or no customization required.  Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold.  Upon delivery, the licensing fee is payable without further delivery obligations of the Company.

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

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, and VorteXML sold directly to end-users, include a guarantee under which such customers may return products within 30 to 60 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in SFAS No. 48, “Revenue Recognition when Right of Return Exists.”  Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated.  The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently.  Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by the Company.  The Company’s returns reserve was $97,399 and $123,315 as of December 31, 2005 and September 30, 2005, respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Based upon the analysis and estimates of the uncollectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on the Company’s financial position and results of operations. The Company’s allowance for doubtful accounts was $257,929 and $293,943 as of December 31, 2005 and September 30, 2005, respectively.

Deferred Tax Assets

The Company has deferred tax assets related to net operating loss carryforwards and tax credits that expire at different times through and until 2020.  Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets.  Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations.  The Company’s domestic operations have been profitable during the past four years while international operations have continued to generate operating losses. Accordingly, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance, previously provided against the deferred tax assets, continues to be provided.  Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in the Company concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes.  Total net deferred tax assets subject to a valuation allowance was approximately $4.7 million as of December 31, 2005.

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

Accounting for stock-based compensation

With the adoption of SFAS No. 123(R) on October 1, 2005, the Company is required to record the grant date fair value of stock-based compensation awards as compensation costs. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

The Company uses an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities of the underlying stock which are obtained from public data sources. The Company believes this approach results in a reasonable estimate of volatility.  For stock option grants issued during the three ended December 31,

2005, The Company used a weighted-average expected stock-price volatility of 96% based upon the implied volatility at the time of issuance.

With regard to the weighted-average option life assumption, The Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect. For stock option grants issued during the three months ended December 31, 2005, The Company used a weighted-average expected option life assumption of 5 years.

RESULTS OF OPERATIONS

Three months Ended December 31, 2005 and 2004

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from the unaudited consolidated condensed financial statements contained in this Quarterly Report on Form 10-Q. The operating results for any period should not be considered indicative of the results expected for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

	Three Months Ended December 31,
	2005	2004
REVENUE:
Software licenses and subscriptions	66.4%	63.2%
Maintenance and services	33.6%	36.8%
Total Revenue	100.0%	100.0%

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	12.1%	11.7%
Cost of maintenance and services	17.7%	18.0%
Sales and marketing	41.5%	42.8%
Engineering and product development	9.0%	10.8%
General and administrative	18.7%	20.2%

Total costs and expenses	99.0%	103.5%
INCOME (LOSS) FROM OPERATIONS	1.0%	(3.5)%
Interest expense	0.0%	0.0%
Interest income and other income (expense), net	0.3%	0.5%
INCOME (LOSS) BEFORE INCOME TAXES	1.3%	(3.0)%
Provision for income taxes	0.0%	0.0%
NET INCOME (LOSS)	1.3%	(3.0)%

Comparison of the Three Months Ended December 31, 2005 and December 31, 2004

Total Revenues

The following table presents total revenue, change in total revenue and total revenue growth for the three months ended December 31, 2005 and 2004:

	Three Months Ended December 31,		Decrease	Percentage Decrease
	2005	2004
Software licenses and subscriptions	$3,154,717	$3,216,938	(62,221)	(1.9)%
Maintenance and services	1,592,840	1,870,390	(277,550)	(14.8)%

Total revenue	$4,747,557	$5,087,328	$(339,771)	(6.7)%

Software license and subscription revenue for the three months ended December 31, 2005 was $3,154,717 or approximately 66% of total revenue, as compared to $3,216,938 or approximately 63% of total revenue for the three months ended December 31, 2004.  This represents a decrease of $(62,221) or approximately 2% from fiscal 2005 to fiscal 2006.  The overall decrease in license revenue for the three months ended December 31, 2005 consists of an $(81,000) decrease in the Report Management license and subscription revenue, and a $26,000 increase in Business Service Management license and subscription revenue.  The $26,000 net increase in Business Service Management license and subscription revenue consists of a $24,000 increase in Visual|QSM revenue, and a slight increase in Visual|HD revenue.  The Company also attributes the overall revenue decrease to foreign exchange variances as the US dollar continues to strengthen against most European currencies.

Maintenance and services revenue for the three months ended December 31, 2005 was $1,592,840 or approximately 34% of total revenue, as compared to $1,870,390 or approximately 37% of total revenue for the three months ended December 31, 2004.  This represents a decrease of $(277,550) or approximately 15% from fiscal 2005 to fiscal 2006. The overall decrease in maintenance and service revenue consists of a $51,000 increase in Monarch revenue, and a $(54,000) decrease in Report Management revenue (which includes maintenance for Datawatch|ES, Monarch|RMS, Datawatch|Researcher and iMergence iStore) and a decrease in Business Service Management maintenance and services revenues of $(274,000).  The decrease in maintenance and services revenue for the Business Service Management product line was the result of less billable consultant work performed during the quarter.  This was mainly due to the Company’s internal consultants assisting product development teams in finalizing prototypes for the Company’s new Performance Management modules. The Company also attributes the overall revenue decrease to foreign exchange variances as the US dollar continues to strengthen against most European currencies.

Costs and Operating Expenses

The following table presents costs and operating expenses, changes in costs and operating expenses and costs and operating expenses growth for the three months ended December 31, 2005 and 2004:

	Three Months Ended December 31,		Decrease	Percentage Decrease
	2005	2004
Costs of software licenses and subscriptions	$572,890	$593,915	(21,025)	(3.5)%
Costs of maintenance and services	840,649	915,937	(75,288)	(8.2)%
Sales and marketing expenses	1,968,385	2,178,400	(210,015)	(9.6)%
Engineering and product development expenses	427,753	549,963	(122,210)	(22.2)%
General and administrative expenses	888,195	1,029,074	(140,879)	(13.7)%

Total costs and operating expenses	$4,697,872	$5,267,289	$(569,417)	(10.8)%

Cost of software licenses and subscriptions for the three months ended December 31, 2005 was $572,890 or approximately 18% of software license and subscription revenues, as compared to $593,915 or approximately 18.5% of software license revenues for the three months ended December 31, 2004.  Costs of software licenses and subscriptions as a percentage of software licenses and subscription revenue remained consistent quarter over quarter.

Cost of maintenance and services for the three months ended December 31, 2005 was $840,649 or approximately 53% of maintenance and service revenues, as compared to $915,937 or approximately 49% of maintenance and service revenues, for the three months ended December 31, 2004.  For the three months ended December 31, 2005, gross margins on maintenance and services decreased as compared the three months ended December 31, 2004, primarily due to the Company’s internal consulting staff completing less revenue-generating activities which included assisting in the development of building prototypes for new Performance Management modules which resulted in lower utilization rates per person as compared to 2004.

Sales and marketing expenses were $1,968,385 for the three months ended December 31, 2005, which represents a decrease of $(210,000) or approximately 10%, from $2,178,400 for the three months ended December 31, 2004.  This decrease is primarily attributable less spending during the quarter on certain marketing programs such as lead generation, show expenses and outside marketing and public relation consultants.  For the remainder of Fiscal 2006, the Company will continue to pursue additional investments within the sales and marketing programs to improve upon the Company’s top-line revenue growth initiatives.

Engineering and product development expenses were $427,753 for the three months ended December 31, 2005, which represents a decrease of $(122,000) or approximately 22% from $549,963 for the three months ended December 31, 2004.  This decrease is primarily attributable to the transitioning of existing outsourced development activities in-house.  The Company will continue to use third-party development activities, in conjunction with in-house development in the foreseeable future, but will rely more on the Company’s in-house engineering and product development capabilities.

General and administrative expenses were $888,195 for the three months ended December 31, 2005, which represents a decrease of $(141,000) or approximately 14% from $1,029,074 for the three months ended December 31, 2004.  This decrease is primarily attributable to a reduction in certain costs incurred during the three months ended December 31, 2005 in relation to accounting costs for its Sarbanes-Oxley section 404 internal control documentation and preparation (“SOX 404”), legal costs, investor relation costs and a reduction in the allowance for doubtful accounts.  Also there was a small reduction in headcount in the general and administrative departments during the quarter.

Net income for the three months ended December 31, 2005 was $64,140 as compared to a net loss of $(153,782) for the three months ended December 31, 2004.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities, equipment and automobiles in the U.S. and overseas under noncancelable operating leases that expire through 2011.  The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses.  Rental expense for all operating leases was approximately $193,813 and $162,404 for the three months ended December 31, 2005 and 2004, respectively.

As of December 31, 2005, minimum rental commitments under noncancelable operating leases are as follows:

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$894,824	114,872	309,012	337,875	133,065

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $375,765 and $371,911, respectively, for the three months ended December 31, 2005 and 2004.  The Company is not obligated to pay any minimum amounts for royalties.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product until September 30, 2010.  The Company expensed approximately $923 for the three months ended December 31, 2005.  The purchase agreement also included an escrow agreement in the amount of $125,000 to be withheld from the final purchase price for any potential claims or damages to the Buyer subsequent to the date of acquisition.  If no claims or damages arise this amount is to be released 55 days after the Company’s year end September 30, 2005. This amount has been paid to the Mergence shareholders during the three months ended December 31, 2005.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of December 31, 2005.

The Company is required by the lease related to its Lowell, Massachusetts facility to provide a letter of credit in the amount of approximately $143,000 as a security deposit to the landlord of amounts due under the lease. Cash on deposit providing security in the amount of this letter of credit is classified as part of restricted cash in the Company’s consolidated condensed balance sheets as of December 31, 2005 and September 30, 2005.

The Company is also required by the new sublease agreement related to its Chelmsford, Massachusetts facility to provide a letter of credit in the amount of approximately $125,000 as a security deposit to the landlord of amounts due under the lease. Cash on deposit providing security in the amount of this letter of credit is classified as part of restricted cash in the Company’s consolidated balance sheets as of December 31, 2005 and September 30, 2005.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy limits the Company’s exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company had net income of approximately $64,140 for the three months ended December 31, 2005 as compared to net loss of approximately $(153,782) for the three months ended December 31, 2004.  During the three months ended December 31, 2005, approximately $826,000 of cash was provided by the Company’s operations.  During the three months ended December 31, 2005, the main source of cash from operations was net income before depreciation and amortization and decrease in accounts receivable as a result of an increase in cash collections during the quarter.

Net cash used in investing activities for the three months ended December 31, 2005 of $395,000 is primarily the result of the purchase of fixed assets such as leasehold improvements and furniture and fixtures related to the new US facility.

Net cash provided by financing activities for the three months ended December 31, 2005 of $100,000 is related to cash received from the exercise of employee stock options.

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

An existing agreement between Datawatch and Math Strategies grants the Company exclusive worldwide rights to use and distribute certain intellectual property owned by Math Strategies and incorporated by the Company in its Monarch, Monarch Data Pump, VorteXML and certain other products. In April 2004, the Company entered into an Option Purchase Agreement with Math Strategies giving the Company the option to purchase these intellectual property rights for $8,000,000. This option, if exercised, would provide the Company with increased flexibility to utilize the purchased technology in the future. The option can be exercised by Datawatch at any time during the two years following the effective date of the Option Purchase Agreement.  The Company is currently in negotiations with Math Strategies to extend the term of the Option Purchase Agreement.

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. The Company currently anticipates approximately $250,000 of cash requirements, during that time, to fund capital expenditures for the new U.S. facility.  The Company could anticipate cash requirements to fund significant growth or the acquisition of complementary technology or businesses and if such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements.

Management believes that the Company’s current operations have not been materially impacted by the effects of inflation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At December 31, 2005, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments. The Company holds no investment securities that possess significant market risk.

Primary Market Risk Exposures

The Company’s primary market risk exposure is in the area of foreign currency exchange rate risk. The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to the Company’s international subsidiaries, if any, are usually considered to be of a long-term investment nature. Therefore, the majority of currency movements are reflected in the Company’s other comprehensive loss. There are, however, certain situations where the Company will invoice customers in currencies other than its own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in interest income and other income (expense), net in the consolidated condensed statement of operations. These have not been material in the past nor does management believe that they will be material in the future. Currently the Company does not engage in foreign currency hedging activities.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In May 2004, the Company was served with a charge of discrimination filed with the Massachusetts Commission Against Discrimination (MCAD) by a then current employee. In addition to the Company, the employee named an executive of the Company as well as the employee’s former supervisor as defendants. The employee alleged that her former supervisor engaged in sexually harassing conduct. The employee accused the executive of engaging in retaliation upon learning of the employee’s complaint.  The complaint was withdrawn from the MCAD in August 2004, with the stated intent of pursuing the claim in Superior Court in the state of Massachusetts. To date, the Company has not been notified of any further filing. Given the early stage and current status of the claim, the Company is unable to predict the ultimate outcome. The Company intends to vigorously defend the claims.

From time to time, the Company receives other claims and may be party to other actions that arise in the normal course of business. The Company does not believe the eventual outcome of any pending matters will have a material effect on the Company’s consolidated condensed financial condition or results of operations.

Item 1A.  Risk Factors

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

Dependence on Principal Products

In the three months ended December 31, 2005, Monarch, Visual|QSM and Visual|HD, and Datawatch|ES accounted for approximately 60%, 26% and 14%, respectively, of the Company’s total revenue.  The Company is wholly dependent on the Monarch, Visual|QSM, Visual|HD, Datawatch|ES and the recently acquired Datawatch|Researcher products.  As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company.  The Company’s future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products.  In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

International Sales

In the three months ended December 31, 2005, and fiscal years 2005 and 2004, international sales, including export sales from domestic operations, accounted for approximately 36%, 38% and 41%, respectively, of the Company’s total revenue.  The Company anticipates that international sales will continue to account for a significant percentage of its total revenue.  A significant portion of the Company’s total revenue will therefore be subject to risks associated with international sales, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company’s intellectual property overseas, seasonality of sales and potentially adverse tax consequences.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 9, 2006.

DATAWATCH CORPORATION

/s/ Robert W. Hagger

Robert W. Hagger.
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ John J. Hulburt

John J. Hulburt
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)