Form 10-Q
period 2006-03-31
DATAWATCH CORP
filed 2006-05-09
CIK 792130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Large Accelerated ☐         Accelerated ☐         Non-accelerated ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 28, 2006
Common Stock $.01 par value	5,505,907

DATAWATCH CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

		Page #
Item 1.	Consolidated Condensed Financial Statements (unaudited)

a)	Consolidated Condensed Balance Sheets:
	March 31, 2006 and September 30, 2005	3

b)	Consolidated Condensed Statements of Operations:
	Three and Six Months Ended March 31, 2006 and 2005	4

c)	Consolidated Condensed Statements of Cash Flows:
	Six Months Ended March 31, 2006 and 2005	5

d)	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 6.	Exhibits	29

SIGNATURES		30

PART I. — Financial Information

Item 1:  Financial Statements

DATAWATCH CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and equivalents	$5,122,086	$4,900,873
Restricted cash	—	268,299
Accounts receivable, net	3,657,919	4,097,283
Inventories	36,130	54,712
Prepaid expenses	559,533	541,108
Total current assets	9,375,668	9,862,275

Property and equipment, net	1,163,879	516,412
Goodwill	1,630,646	1,630,646
Other intangible assets, net	1,040,074	1,250,825
Other long term assets	153,414	152,098
	$13,363,681	$13,412,256

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,059,373	$1,042,755
Accrued expenses	1,848,581	2,013,994
Deferred revenue	2,712,138	2,921,519
Escrow for Mergence shareholders	—	128,224
Total current liabilities	5,620,092	6,106,492

COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS’ EQUITY:
Common stock, par value $.01— 20,000,000 shares authorized;
issued, 5,512,153 shares and 5,383,084 shares, respectively;
outstanding, 5,497,907 shares and 5,368,838 shares, respectively	55,122	53,831
Additional paid-in capital	22,127,070	21,957,409
Accumulated deficit	(13,896,273)	(14,187,048)
Accumulated other comprehensive loss	(401,942)	(378,040)
	7,883,977	7,446,152
Less treasury stock, at cost — 14,246 shares	(140,388)	(140,388)
Total shareholders’ equity	7,743,589	7,305,764
	$13,363,681	$13,412,256

The accompanying notes are an integral part of these consolidated condensed financial statements.

DATAWATCH CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
REVENUE:
Software licenses and subscriptions	$3,444,402	$3,307,340	$6,599,119	$6,524,278
Maintenance and services	1,949,201	1,801,407	3,542,041	3,671,797
Total Revenue	5,393,603	5,108,747	10,141,160	10,196,075

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	590,975	566,311	1,163,865	1,160,226
Cost of maintenance and services	963,710	840,503	1,804,359	1,756,440
Sales and marketing	2,180,804	2,183,138	4,149,189	4,361,538
Engineering and product development	427,617	548,143	855,370	1,098,106
General and administrative	1,022,400	986,836	1,910,595	2,015,910
Total costs and expenses	5,185,506	5,124,931	9,883,378	10,392,220
INCOME (LOSS) FROM OPERATIONS	208,097	(16,184)	257,782	(196,145)
Interest expense	(422)	(752)	(943)	(1,465)
Interest income and other income (expense), net	18,960	23,700	33,936	50,592
INCOME (LOSS) BEFORE INCOME TAXES	226,635	6,764	290,775	(147,018)

Provision for income taxes	—	—	—	—
NET INCOME (LOSS)	$226,635	$6,764	$290,775	$(147,018)

Net income (loss) per share — Basic	$0.04	$0.00	$0.05	$(0.03)
Net income (loss) per share — Diluted	$0.04	$0.00	$0.05	$(0.03)

Weighted-Average
Shares Outstanding — Basic	5,491,529	5,306,869	5,451,114	5,304,309

Weighted-Average
Shares Outstanding — Diluted	5,834,482	5,847,500	5,809,270	5,304,309

The accompanying notes are an integral part of these consolidated condensed financial statements.

DATAWATCH CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$290,775	$(147,018)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	390,166	329,604
Allowances for doubtful accounts and sales returns	(133,564)	(33,673)
Stock-based compensation expense	21,695	—
Loss on disposition of equipment	6,935	20,502
Changes in current assets and liabilities:
Accounts receivable	576,161	(405,600)
Inventories	18,341	(12,848)
Prepaid expenses and other	(44,895)	(150,124)
Proceeds from tenant improvements, offset against deferred rent	139,489	—
Accounts payable and accrued expenses	(320,085)	(329,844)
Deferred revenue	(187,074)	90,646
Cash provided by (used in) operating activities	757,944	(638,355)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(791,450)	(146,110)
Proceeds from sale of equipment	2,085	2,831
Restricted cash	140,075	1,417
Capitalized software development costs	—	(9,040)
Other assets	(1,595)	(2,179)
Cash used in investing activities	(650,885)	(153,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	149,255	10,323
Cash provided by financing activities	149,255	10,323

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	(35,101)	60,745

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	221,213	(720,368)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	4,900,873	4,260,632
CASH AND EQUIVALENTS, END OF PERIOD	$5,122,086	$3,540,264

SUPPLEMENTAL INFORMATION:
Interest paid	$943	$1,465

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

Revenue Recognition

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are generally sold directly to end-users. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Sales to distributors and resellers accounted for approximately 32% and 31%, respectively, of total sales for the three months ended March 31, 2006 and 2005, and 33% and 31%, respectively, of total sales for the six months ended March 31, 2006 and 2005. Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by Statement of Position No. 97-2, “Software Revenue Recognition.”  The Company’s software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

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

The Company also sells its Enterprise Software using a subscription model. At the time a customer enters into a binding agreement to purchase a subscription, the customer is invoiced for an initial 90 day service period and an account receivable and deferred revenue are recorded. Beginning on the date the software is installed at the customer site and available for use by the customer, and provided that all other criteria for revenue recognition are met, the deferred revenue amount is recognized ratably over the period the service is provided. The customer is then invoiced every 90 days and revenue is recognized ratably over the period the service is provided. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The initial subscription rate is the same as the renewal rate. Subscriptions can be cancelled by the customer at any time by providing 90 days written notice.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump and VorteXML sold directly to end-users, include a guarantee under which such customers may return products within 30 to 60 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists.” Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by management. The Company’s returns reserve was $89,376 and $123,315 as of March 31, 2006 and September 30, 2005, respectively.

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

In September 2005, prior to the adoption SFAS 123(R), the Compensation Committee of the Board of Directors approved the full vesting of all outstanding options with vesting dates occurring after September 30, 2005. The vesting of approximately 169,040 options was accelerated, of which approximately 64,000 options had an exercise price greater than the closing stock price on the modification date. As the Company estimated that certain of these awards would not have vested absent the acceleration, the Company recognized stock-based compensation charge of approximately $47,000, which is included in the results for the year ended September 30, 2005. The purpose of this modification was to eliminate the future compensation expense of the outstanding awards. As all outstanding awards were fully vested, the adoption of FAS123(R) did not have any impact on the financial statements from awards outstanding as of the date of adoption.

Under the provisions of SFAS No. 123(R), the Company recognizes the fair value of stock compensation cost, over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s stock compensation awards are accounted for as an equity instruments and there have been no liability awards granted.

Prior to the adoption of SFAS 123(R), the Company applied APB 25 to account for stock-based awards. The following table illustrates the effect on earnings and earnings per share had compensation cost for the employee stock-based awards been recorded in the three and six months ended March 31, 2005 based on the fair value method under SFAS 123(R):

	Three Months Ended	Six Months Ended
	March 31, 2005	March 31, 2005
	(unaudited)	(unaudited)
Net loss, as reported	$6,764	$(147,018)
Add: Total stock-based employee compensation expense included in net income	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(74,327)	(141,540)
Pro forma net loss	$(67,563)	$(288,558)

Net loss per share:
Basic - as reported	$0.00	$(0.03)
Basic - pro forma	$(0.01)	$(0.05)

Diluted - as reported	$0.00	$(0.03)
Diluted - pro forma	$(0.01)	$(0.05)

Beginning with the 2006 fiscal year, with the adoption of SFAS 123(R), the Company recorded stock-based compensation expense for the fair value of stock options. Stock-based compensation expense for the three and six months ended March 31, 2006 was $14,719 and $21,696, respectively, included in the following expense categories:

	Three Months Ended	Six Months Ended
	March 31, 2006	March 31, 2006
	(unaudited)	(unaudited)
Sales and marketing	$4,909	$7,446
Engineering and product development	$1,963	$2,978
General and administrative	7,847	11,271
	$14,719	$21,695

The Company’s stock compensation plans provide for the granting of restricted shares and either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors, and generally vest over a three year period beginning three months from date of grant and expire ten years from date of grant.

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate. The weighted-average fair values of the options granted under the stock options plans for the three and six months ended March 31, 2006 were $2.70 and $3.15, respectively.

Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The table below indicates the weighted-average key assumptions used in the option valuation calculations for options granted for the six months ended March 31, 2006:

Expected life	5 years
Expected volatility	95.91%
Risk-free interest rate	4.77%
Dividend Yield	0.0%
Forfeiture rate	10%

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

The following table summarizes information about the Company’s stock option plans for the six months ended March 31, 2006.

	Options	Weighted-Average
	Outstanding	Exercise Price

Outstanding, October 1, 2005	912,042	$2.39

Granted	80,000	4.22
Canceled	(4,323)	5.80
Exercised	(129,069)	1.16

Outstanding, March 31, 2006	858,650	$2.73

Exercisable, March 31, 2006	783,237	$2.59

Concentration of Credit Risks and Major Customers

The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary credit terms. Two customers, Ingram Micro Inc. and Tech Data Product Management, individually accounted for 15% and 12%, respectively, of total revenue for the three months ended March 31, 2006 and 20% and 7%, respectively, of total revenue for the three months ended March 31, 2005.  Ingram Micro Inc. and Tech Data Product Management, individually accounted for 15% and 12%, respectively, of total revenue for the six months ended March 31, 2006 and 21% and 6%, respectively, of total revenue for the six months ended March 31, 2005. Ingram Micro Inc. and Tech Data Product Management accounted for 16% and 13%, respectively, of outstanding gross trade receivables as of March 31, 2006 and 17% and 13%, respectively, of outstanding gross trade receivables as of September 30, 2005. The Company sells to Ingram Micro Inc. and Tech Data Product Management under a distribution agreement, which automatically renews for successive one-year terms unless terminated. Other than these two customers, no other customer constitutes a significant portion (more than 10%) of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

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

Note 2.   Goodwill and Other Intangible Assets, Net

Other intangible assets, net were comprised of the following as of March 31, 2006 (unaudited) and September 30, 2005:

		March 31, 2006			September 30, 2005
Identified Intangible Asset	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	3	$1,665,895	$(1,608,503)	$57,392	$1,665,895	$(1,483,015)	$182,880
Purchased software	5	520,000	(174,722)	345,278	520,000	(119,722)	400,278
Patents	20	159,967	(12,403)	147,564	159,967	(8,389)	151,578
Customer lists	4	130,000	(52,812)	77,188	130,000	(36,563)	93,437
Non-compete agreements	5	100,000	(32,500)	67,500	100,000	(22,500)	77,500
Trademarks	indefinite	345,152	—	345,152	345,152	—	345,152

Total		$2,921,014	$(1,880,940)	$1,040,074	$2,921,014	$(1,670,189)	$1,250,825

For the three months ended March 31, 2006 and 2005, amortization expense related to identified intangible assets was $97,252 and $114,552, respectively, and $210,751 and $229,993 for the six months ended March 31, 2006 and 2005, respectively.

The estimated future amortization expense related to other intangible assets as of March 31, 2006 was as follows:

Fiscal Year
Remainder of fiscal 2006	$124,820
2007	177,236
2008	121,204
2009	88,861
2010	71,363
2011	8,028
Thereafter	103,410
Total	$694,922

The carrying amount of goodwill as of March 31, 2006 was $1,630,646.

Note 3.   Inventories

Inventories consisted of the following at March 31, 2006 and September 30, 2005:

	March 31,	September 30,
	2006	2005
	(unaudited)
Raw materials	$12,953	$28,406
Finished goods	23,177	26,306

Total	$36,130	$54,712

Note 4.   Deferred Revenue

Deferred revenue consisted of the following at March 31, 2006 and September 30, 2005:

	March 31,	September 30,
	2006	2005
	(unaudited)
Maintenance	$2,322,142	$2,531,973
Other	389,996	389,546

Total	$2,712,138	$2,921,519

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

Note 5. Comprehensive Income (Loss)

The following table sets forth the reconciliation of net income (loss) to comprehensive income (loss):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net income (loss)	$226,635	$6,764	$290,775	$(147,018)
Other comprehensive (loss) income:
Foreign currency translation adjustments	9,612	(46,230)	(23,902)	14,544

Comprehensive income (loss)	$236,247	$(39,466)	$266,873	$(132,474)

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

Potential dilutive common stock options aggregating 197,608 and 105,870 shares for the three months ended March 31, 2006 and 2005, respectively, and 207,608 and 659,533 shares for the six months ended March 31, 2006 and 2005, respectively, have been excluded from the computation of diluted net income (loss) per share because their inclusion would be antidilutive.

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

The following table presents information about the Company’s revenue by product lines:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
Desktop and Server Software (primarily Monarch)	58%	56%	59%	56%
Report Management Solutions (including Datawatch|ES & iMergence)	18%	15%	16%	15%
Service Management Solutions (including Visual|QSM & Visual|HD)	24%	29%	25%	29%

Total	100%	100%	100%	100%

The Company’s operations are conducted in the U.S. and internationally (principally in the United Kingdom). The following tables present information about the Company’s geographic operations:

		International
		(Principally	Intercompany
	Domestic	U.K.)	Eliminations	Total
Total Revenue
Three months ended March 31, 2006	$3,827,608	$1,793,708	$(227,713)	$5,393,603
Three months ended March 31, 2005	3,426,496	1,964,140	(281,889)	5,108,747

Six months ended March 31, 2006	$7,158,060	$3,464,721	$(481,621)	$10,141,160
Six months ended March 31, 2005	6,578,567	4,158,330	(540,822)	10,196,075

Total Operating Income (Loss)
Three months ended March 31, 2006	$564,877	$(356,780)		$208,097
Three months ended March 31, 2005	201,131	(217,315)		(16,184)

Six months ended March 31, 2006	$909,895	$(652,113)		$257,782
Six months ended March 31, 2005	141,721	(337,866)		(196,145)

Non-current Assets
At March 31, 2006	$3,899,705	$88,308	$—	$3,988,013
At September 30, 2005	3,456,146	93,835	—	3,549,981

Note 9.   Subsequent Events

On March 10, 2006, the Company entered into an agreement to purchase certain assets from ClearStory Systems, Inc. (the “Seller”), which comprise of the Seller’s Integrated Document Archiving and Retrieval Systems (“IDARS”) business. Under the terms of the asset purchase agreement the Company will purchase the IDARS products and other intellectual property, be assigned certain customer contracts, and assume certain liabilities related to Seller’s IDARS business. The Company will pay a cash consideration of approximately $4.3 million and an estimate of direct costs of $200,000, plus an 18-month earn-out calculated by multiplying the net revenues derived from the IDARS product sales by 30%. The transaction currently is expected to be completed in May 2006 and will be accounted for using the purchase method of accounting.

On April 20, 2006, the Company entered into a one-year Loan and Security Agreement (“Loan Agreement”) with a Bank. The loan agreement establishes two revolving $1.5 million lines of credit, for a total of $3.0 million. The Company can borrow under the first line of credit based on a formula percentage of the Company’s accounts receivable balance. There is no borrowing base formula for the second line of credit. The first line of credit bears an interest rate equal to the prime rate plus 0.50% and the second line of credit bears an interest rate equal to the prime rate plus 1.00%. Amounts borrowed under the loan agreement are secured by all of the assets of the Company, including their intellectual property. Additionally, the loan agreement requires the Company to maintain certain specified cash flow and liquidity ratios.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain “forward looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward looking-statements, which speak only as of the date they are made. The Company disclaims any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in the Company’s expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements. The Company’s actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed in Part II, Item 1A and within this Quarterly Report on Form 10-Q, as well as the accuracy of the Company’s internal estimates of revenue and operating expense levels. The following discussion of the Company’s risk factors should be read in conjunction with the financial statements contained herein and related notes thereto. Such factors, among others, may have a material adverse effect upon the Company’s business, results of operations and financial condition.

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

The Company uses both a subscription sales model and a perpetual sales model for the sale of its enterprise products. The Company continues to offer its enterprise products through the sale of perpetual licenses and introduced the subscription pricing model to allow customers to begin using the Company’s products at a lower initial cost of software acquisition. Subscriptions automatically renew unless terminated with 90 days notice. During fiscal 2004, 2005 and the six months ended March 31, 2006, revenues under the subscription model were not significant, however, customer interest in the model and sales under the model have been increasing.

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

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are generally sold directly to end-users. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Sales to distributors and resellers accounted for approximately 32% and 31%, respectively, of total sales for the three months ended March 31, 2006 and 2005, and 33% and 31%, respectively, of total sales for the six months ended March 31, 2006 and 2005. Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by Statement of Position No. 97-2, “Software Revenue Recognition.”  The Company’s software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations of the Company.

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

The Company also sells its Enterprise Software using a subscription model. At the time a customer enters into a binding agreement to purchase a subscription, the customer is invoiced for an initial 90 day service period and an account receivable and deferred revenue are recorded. Beginning on the date the software is installed at the customer site and available for use by the customer, and provided that all other criteria for revenue recognition are met, the deferred revenue amount is recognized ratably over the period the service is provided. The customer is then invoiced every 90 days and revenue is recognized ratably over the period the service is provided. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The initial subscription rate is the same as the renewal rate. Subscriptions can be cancelled by the customer at any time by providing 90 days written notice.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, and VorteXML sold directly to end-users, include a guarantee under which such customers may return products within 30 to 60 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in SFAS No. 48, “Revenue Recognition when Right of Return Exists.”  Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by the Company. The Company’s returns reserve was $89,376 and $123,315 as of March 31, 2006 and September 30, 2005, respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on the Company’s financial position and results of operations. The Company’s allowance for doubtful accounts was $193,389 and $293,943 as of March 31, 2006 and September 30, 2005, respectively.

Deferred Tax Assets

The Company has deferred tax assets related to net operating loss carryforwards and tax credits that expire at different times through and until 2020. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. The Company’s domestic operations have been profitable during the past four years while international operations have continued to generate operating losses. Accordingly, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance, previously provided against the deferred tax assets, continues to be provided. Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in the Company concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes. Total net deferred tax assets subject to a valuation allowance was approximately $4.7 million as of March 31, 2006.

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

The Company uses an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities of the underlying stock which are obtained from public data sources. The Company believes this approach results in a reasonable estimate of volatility. For stock option grants issued during the three ended March 31, 2006, The Company used a weighted-average expected stock-price volatility of 96% based upon the implied volatility at the time of issuance.

With regard to the weighted-average option life assumption, The Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect. For stock option grants issued during the three months ended March 31, 2006, The Company used a weighted-average expected option life assumption of 5 years.

RESULTS OF OPERATIONS

Three and Six Months Ended March 31, 2006 and 2005

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
REVENUE:
Software licenses and subscriptions	63.9%	64.7%	65.1%	64.0%
Maintenance and services	36.1%	35.3%	34.9%	36.0%
Total Revenue	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	11.0%	11.1%	11.5%	11.4%
Cost of maintenance and services	17.9%	16.5%	17.8%	17.2%
Sales and marketing	40.4%	42.7%	40.9%	42.8%
Engineering and product development	7.9%	10.7%	8.4%	10.8%
General and administrative	19.0%	19.3%	18.8%	19.8%

Total costs and expenses	96.2%	100.3%	97.4%	102.0%

INCOME (LOSS) FROM OPERATIONS	3.8%	(0.3)%	2.6%	(2.0)%
Interest expense	0.0%	0.0%	0.0%	0.0%
Interest income and other income (expense), net	0.3%	0.4%	0.3%	0.5%

INCOME (LOSS) BEFORE INCOME TAXES	4.1%	0.1%	2.9%	(1.5)%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%

NET INCOME (LOSS)	4.1%	0.1%	2.9%	(1.5)%

Comparison of the Three Months Ended March 31, 2006 and March 31, 2005

Total Revenues

The following table presents total revenue, change in total revenue and total revenue growth for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,			Percentage
	2006	2005	Increase	Increase
Software licenses and subscriptions	$3,444,402	$3,307,340	137,062	4.1%
Maintenance and services	1,949,201	1,801,407	147,794	8.2%

Total revenue	$5,393,603	$5,108,747	$284,856	5.6%

Software license and subscription revenue for the three months ended March 31, 2006 was $3,444,402 or approximately 64% of total revenue, as compared to $3,307,340 or approximately 65% of total revenue for the three months ended March 31, 2005. This represents an increase of $137,062 or approximately 4% from fiscal 2005 to fiscal 2006. The overall increase in license revenue for the three months ended March 31, 2006 consists of a $218,000 increase in Desktop and server license revenue, a $90,000 increase in the Report Management license and subscription revenue, offset by a $(170,000) decrease in Business Service Management license revenue. The Company also attributes the overall decrease in Business Service Management license revenue to foreign exchange variances as the US dollar continued to strengthen against most European currencies, as compared to the same period in the prior year.

Maintenance and services revenue for the three months ended March 31, 2006 was $1,949,201 or approximately 36% of total revenue, as compared to $1,801,407 or approximately 35% of total revenue for the three months ended March 31, 2005. This represents an increase of $147,794 or approximately 8% from fiscal 2005 to fiscal 2006. The overall increase in maintenance and service revenue consists of a $58,000 increase in Desktop and server revenue, a $97,000 increase in Report Management revenue (which includes maintenance for Datawatch|ES, Monarch|RMS, Datawatch|Researcher and iMergence iStore) and a decrease in Business Service Management maintenance and services revenues of $(7,000). The increase in maintenance and services revenue was the result of an improvement in billable hours for consultant services for work performed during the quarter. Overall service revenue increased approximately $144,000. The Company also attributes the overall revenue increase was offset by unfavorable exchange rates during the quarter as the US dollar continued to strengthen against most European currencies, as compared to the same period in the prior year.

Costs and Operating Expenses

The following table presents costs and operating expenses, changes in costs and operating expenses and costs and operating expenses growth for the three months ended March 31, 2006 and 2005:

	Three Months Ended			Percentage
	March 31,		Increase /	Increase /
	2006	2005	(Decrease)	(Decrease)
Costs of software licenses and subscriptions	$590,975	$566,311	24,664	4.4%
Costs of maintenance and services	963,710	840,503	123,207	14.7%
Sales and marketing expenses	2,180,804	2,183,138	(2,334)	(0.1)%
Engineering and product development expenses	427,617	548,143	(120,526)	(22.0)%
General and administrative expenses	1,022,400	986,836	35,564	3.6%

Total costs and operating expenses	$5,185,506	$5,124,931	$60,575	1.2%

Cost of software licenses and subscriptions for the three months ended March 31, 2006 was $590,975 or approximately 17% of software license and subscription revenues, as compared to $566,311 or approximately 17% of software license revenues for the three months ended March 31, 2005. Costs of software licenses and subscriptions as a percentage of software licenses and subscription revenue remained consistent quarter over quarter.

Cost of maintenance and services for the three months ended March 31, 2006 was $963,710 or approximately 49% of maintenance and service revenues, as compared to $840,503 or approximately 47% of maintenance and service revenues, for the three months ended March 31, 2005. For the three months ended March 31, 2006, gross margins on maintenance and services decreased as compared the three months ended March 31, 2005, primarily due to the increase in turnover within the professional services group during the quarter ended March 31, 2005. The headcount of the professional services group for the quarter ended March 31, 2006 increased approximately 23% as compared to the headcount as of March 31, 2005.

Sales and marketing expenses were $2,180,804 for the three months ended March 31, 2006, which is relatively consistent with $2,183,138 for the three months ended March 31, 2005. For the remainder of fiscal 2006, the Company will continue to pursue additional investments within the sales and marketing programs to improve upon the Company’s top-line revenue growth initiatives.

Engineering and product development expenses were $427,617 for the three months ended March 31, 2006, which represents a decrease of $(120,526) or approximately 22% from $548,143 for the three months ended March 31, 2005. This decrease is primarily attributable to the continued transitioning of existing outsourced development activities in-house. The Company will continue to use third-party development activities, in conjunction with its own in-house development team in the foreseeable future, but will rely more on the Company’s in-house engineering and product development capabilities, which will translate to an increase in product development output at a reduction in overall costs.

General and administrative expenses were $1,022,400 for the three months ended March 31, 2006, which is relatively consistent as compared to $986,836 for the three months ended March 31, 2005.

Net income for the three months ended March 31, 2006 was $226,635 as compared to a net income of $6,764 for the three months ended March 31, 2005.

Comparison of the Six Months Ended March 31, 2006 and March 31, 2005

Total Revenues

The following table presents total revenue, change in total revenue and total revenue growth for the six months ended March 31, 2006 and 2005:

	Six Months Ended			Percentage
	March 31,		Increase /	Increase /
	2006	2005	(Decrease)	(Decrease)
Software licenses and subscriptions	$6,599,119	$6,524,278	74,841	1.1%
Maintenance and services	3,542,041	3,671,797	(129,756)	(3.5)%

Total revenue	$10,141,160	$10,196,075	$(54,915)	(0.5)%

Software license and subscription revenue for the six months ended March 31, 2006 increased by $74,841 or 1% as compared to the six months ended March 31, 2005. The overall increase in license revenue for the six months ended March 31, 2006 consists of a $211,000 increase in Desktop and server license revenue, a $9,000 increase in the Report Management license and subscription revenue, offset by a $(144,000) decrease in Business Service Management license revenue. The Company also attributes this overall revenue decrease in Business Service Management license and subscription revenue to foreign exchange variances as the US dollar continued to strengthen against most European currencies, as compared to the same period in prior year.

Maintenance and services revenue for the six months ended March 31, 2006 decrease of $(129,756) or approximately 4% compared to the six months ended March 31, 2005. The overall decrease in maintenance and service revenue consists of a $109,000 increase in Desktop and server revenue, a $43,000 increase in Report Management revenue (which includes maintenance for Datawatch|ES, Monarch|RMS, Datawatch|Researcher and iMergence iStore) and a decrease in Business Service Management maintenance and services revenues of $(283,000). The Company also attributes the overall revenue decrease to unfavorable exchange rates during the quarter as the US dollar continued to strengthen against most European currencies, as compared to the same period in prior year.

Costs and Operating Expenses

The following table presents costs and operating expenses, changes in costs and operating expenses and costs and operating expenses growth for the six months ended March 31, 2006 and 2005:

	Six Months Ended			Percentage
	March 31,		Increase /	Increase /
	2006	2005	(Decrease)	(Decrease)
Costs of software licenses and subscriptions	$1,163,865	$1,160,226	3,639	0.3%
Costs of maintenance and services	1,804,359	1,756,440	47,919	2.7%
Sales and marketing expenses	4,149,189	4,361,538	(212,349)	(4.9)%
Engineering and product development expenses	855,370	1,098,106	(242,736)	(22.1)%
General and administrative expenses	1,910,595	2,015,910	(105,315)	(5.2)%

Total costs and operating expenses	$9,883,378	$10,392,220	$(508,842)	(4.9)%

Cost of software licenses and subscriptions for the six months ended March 31, 2006 was 18% of software license and subscription revenues, as compared to 18% of software license revenues for the six months ended March 31, 2005. Costs of software licenses and subscriptions as a percentage of software licenses and subscription revenue have remained consistent year over year.

Cost of maintenance and services for the six months ended March 31, 2006 was 51% of maintenance and service revenues, as compared to 48% for the six months ended March 31, 2005. Cost of maintenance and services as a percentage of maintenance and service revenues increased for the six months ended March 31, 2006 when compared to the six months ended March 31, 2005, primarily due to the increase in headcount of consulting and training staff. During fiscal year 2005, the Company has experienced turnover within the consulting professional services group. The Company has also changed its sales model to sell products via a subscription term. The Company is continuing to see a slight shift in selling more subscription term licenses, which results in revenues that are recognized over future periods rather than at the point of sale, while the extra professional services expenses and systems installation costs, are incurred during the period for the project work associated with the implementation of the systems for these customers.

Sales and marketing expenses decreased $(212,349), or 5%. This decrease is primarily attributable to lower spending during the first quarter 2006 on certain marketing programs such as lead generation, show expenses and outside marketing and public relation consultants. For the remainder of fiscal 2006, the Company will continue to pursue additional investments within the sales and marketing programs to improve upon the Company’s top-line revenue growth initiatives.

Engineering and product development expenses decreased $(242,736) or 22%. This decrease is primarily attributable to the transitioning of existing outsourced development activities in-house. The Company will continue to use third-party development activities, in conjunction with in-house development in the foreseeable future, but will rely more on the Company’s in-house engineering and product development capabilities.

General and administrative expenses decreased $(105,315) or 5%. This decrease is primarily attributable to a reduction in certain costs incurred during the six months ended March 31, 2006 in relation to accounting costs for its Sarbanes-Oxley section 404 internal control documentation and preparation (“SOX 404”), lower investor relation costs and a reduction in the allowance for doubtful accounts, due to the improvement in overall collection efforts. Also there was a small reduction in headcount in the general and administrative departments during the six month period ended March 31, 2006.

Net income for the six months ended March 31, 2006 was $290,775 as compared to a net loss of $(147,018) for the six months ended March 31, 2005.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities, equipment and automobiles in the U.S. and overseas under noncancelable operating leases that expire through 2011. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $127,304 and $167,786 for the three months ended March 31, 2006 and 2005, respectively, and $321,117 and $330,190 for the six months ended March 31, 2006 and 2005, respectively.

As of March 31, 2006, minimum rental commitments under noncancelable operating leases are as follows:

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$874,129	87,577	315,612	337,875	133,065

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $407,431 and $375,255, respectively, for the three months ended March 31, 2006 and 2005, and $783,196 and $747,166 for the six months ended March 31, 2006 and 2005, respectively. The Company is not obligated to pay any minimum amounts for royalties.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product until September 30, 2010. The Company expensed approximately $1,628 and $2,551 for the three and six months ended March 31, 2006, respectively.

On March 10, 2006, the Company entered into an agreement to purchase certain assets from ClearStory Systems, Inc. (the “Seller”), which comprise of the Seller’s Integrated Document Archiving and Retrieval Systems (“IDARS”) business. Under the terms of the asset purchase agreement the Company will purchase the IDARS products and other intellectual property, be assigned certain customer contracts, and assume certain liabilities related to Seller’s IDARS business. The Company will pay a cash consideration of approximately $4.3 million and an estimate of direct costs of $200,000, plus an 18-month earn-out calculated by multiplying the net revenues derived from the IDARS product sales by 30%. The transaction currently is expected to be completed in May 2006 and will be accounted for using the purchase method of accounting.

On April 20, 2006, the Company entered into a one-year Loan and Security Agreement (“Loan Agreement”) with a Bank. The loan agreement establishes two revolving $1.5 million lines of credit, for a total of $3.0 million. The Company can borrow under the first line of credit based on a formula percentage of the Company’s accounts receivable balance. There is no borrowing base formula for the second line of credit. The first line of credit bears an interest rate equal to the prime rate plus 0.50% and the second line of credit bears an interest rate equal to the prime rate plus 1.00%. Amounts borrowed under the loan agreement are secured by all of the assets of the Company, including their intellectual property. Additionally, the loan agreement requires the Company to maintain certain specified cash flow and liquidity ratios.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of March 31, 2006.

The Company is also required by its sublease agreement for its Chelmsford, Massachusetts facility to provide a letter of credit in the amount of approximately $125,000 as a security deposit to the landlord of amounts due under the lease. Cash on deposit providing security in the amount of this letter of credit is classified as part of restricted cash in Other Long Term Assets in the Company’s consolidated condensed balance sheets as of March 31, 2006 and September 30, 2005.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2006.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2006.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy limits the Company’s exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company had net income of $290,775 for the six months ended March 31, 2006 as compared to net loss of $(147,018) for the six months ended March 31, 2005. During the six months ended March 31, 2006, $757,944 of cash was provided by the Company’s operations. During the six months ended March 31, 2006, the main source of cash from operations was net income before depreciation and amortization and a decrease in accounts receivable as a result of an increase in cash collections during the period. The Company also received proceeds of $139,489 from its landlord for tenant improvements related to its Chelmsford facility which is classified as cash provided by operations.

Net cash used in investing activities for the six months ended March 31, 2006 of $790,960 is primarily the result of the purchase of fixed assets such as leasehold improvements, furniture and fixtures and computer equipment and software related to the new US facility and upgrading its IT infrastructure.

Net cash provided by financing activities for the six months ended March 31, 2006 of $289,330 is related to cash received from the exercise of employee stock options and the security deposit released during the period that related to the Company’s former lease obligation for the Lowell, Massachusetts facility that expired in January 2006.

The Company has introduced a subscription sales model for the sale of its enterprise products. This new pricing model allows customers to begin using the Company’s products at a lower initial cost of software acquisition when compared to the more traditional perpetual license sale. While this initiative is designed to increase the number of enterprise solutions sold and also reduce dependency on short-term sales by building a recurring revenue stream, it introduces increased risks for the Company primarily associated with the timing of revenue recognition and reduced cash flows. The subscription model delays revenue recognition when compared to the typical perpetual license sale and also, as the Company allows termination of certain subscriptions with 90 days notice, could result in decreased revenue for solutions sold under the model if the Company experiences a high percentage of subscription cancellations during the first two years of the subscription. Further, as amounts due from customers are invoiced over the life of the subscription, there are delayed cash flows from subscription sales when compared to perpetual license sales.

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

An existing agreement between Datawatch and Math Strategies grants the Company exclusive worldwide rights to use and distribute certain intellectual property owned by Math Strategies and incorporated by the Company in its Monarch, Monarch Data Pump, VorteXML and certain other products. In February 2006, the Company entered into an amendment to the agreement dated January 19, 1989. Pursuant to the license amendment, the term of the license agreement has been extended to April 30, 2015. In conjunction with the license amendment, the Company also entered into an amendment to the Option Purchase Agreement dated as of April 29, 2004. Under the option agreement, the Company held an option to purchase the Math Strategies intellectual property subject to the license agreement at any time prior to April 30, 2006 for $8,000,000. Under the option purchase amendment, the option has been extended until April 30, 2015. Also, the option purchase amendment changes the purchase price for the option to a formula price based on a multiple of the aggregate royalties paid to Math Strategies by the Company for the four fiscal quarters preceding the exercise of the option.

On April 20, 2006, the Company entered into a one-year Loan and Security Agreement (“Loan Agreement”) with a Bank. The loan agreement establishes two revolving $1.5 million lines of credit, for a total of $3.0 million. The Company can borrow under the first line of credit based on a formula percentage of the Company’s accounts receivable balance. There is no borrowing base formula for the second line of credit. The first line of credit bears an interest rate equal to the prime rate plus 0.50% and the second line of credit bears an interest rate equal to the prime rate plus 1.00%. Additionally, the loan agreement requires the Company to maintain certain specified cash flow and liquidity ratios.

Management believes that its current cash balances, the short term financing facility and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital, acquisitions and anticipated capital expenditures for at least the next twelve months.  The Company anticipates cash requirements of approximately $4.5 million to purchase the recently announced acquisition of the IDARS business from Clearstory Systems.

Management believes that the Company’s current operations have not been materially impacted by the effects of inflation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At March 31, 2006, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments. The Company holds no investment securities that possess significant market risk.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, Item 7. under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Acquisition Strategy

As evidenced by its May 2006 acquisition of the IDARS product line from Clearstory Systems, the August 2004 acquisition of Mergence Technologies Corporation and its October 2002 acquisition of Auxilor Inc., the Company continues to address the need to develop new products, in part, through the acquisition of other companies. Acquisitions involve numerous risks including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management’s attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. Achieving and maintaining the anticipated benefits of an acquisition will depend in part upon whether the integration of the companies’ business is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries.

Item 4. Submission of Matters to a Vote of Security Holders

A.                                   The Annual Meeting of Stockholders of Datawatch Corporation was held on March 10, 2006.

B.                                     The directors elected at the meeting are Robert W. Hagger, Thomas H. Kelly, Richard de J. Osborne, Terry W. Potter, David T. Riddiford and James Wood, which constitute all of the directors of the Company.

C.                                     A vote was proposed to elect the following nominees to the Board of Directors to serve for the ensuing year or until their respective successor are duly elected and qualified and to approve the adoption of the Company’s 2006 Equity and Compensation Incentive Plan and:

Nominee	Total Vote For:	Total Votes Against:	Total Vote Abstaining:
Robert W. Hagger	4,643,151	0	285,857
Thomas H. Kelly	4,642,195	0	286,813
Richard de J. Osborne	4,640,551	0	288,457
Terry W. Potter	4,640,195	0	288,813
David T. Riddiford	4,622,098	0	306,910
James Wood	4,621,898	0	307,110
2006 Equity and Compensation Incentive Plan	1,723,155	514,172	7,201

D.                                    No information provided due to inapplicability of item.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2006.

DATAWATCH CORPORATION

/s/ ROBERT W. HAGGER
Robert W. Hagger.
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ JOHN J. HULBURT
John J. Hulburt
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)