Form 10-Q
period 2006-06-30
DATAWATCH CORP
filed 2006-08-07
CIK 792130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-19960

DATAWATCH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	02-0405716
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Large Accelerated ☐	Accelerated ☐	Non-accelerated ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 28, 2006
Common Stock $.01 par value	5,512,239

DATAWATCH CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

PART I. — Financial Information

Item 1: Unaudited Consolidated Condensed Financial Statements

DATAWATCH CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1,454,485	$4,900,873
Restricted cash	—	268,299
Accounts receivable, net	3,699,728	4,097,283
Inventories	31,642	54,712
Prepaid expenses	608,392	541,108
Total current assets	5,794,247	9,862,275
Property and equipment, net	1,211,952	516,412
Goodwill	4,998,700	1,630,646
Other intangible assets, net	3,294,202	1,250,825
Other long term assets	165,710	152,098
	$15,464,811	$13,412,256

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,059,457	$1,042,755
Accrued expenses	1,987,414	2,013,994
Borrowings under credit lines	1,000,000	—
Deferred revenue	3,933,116	2,921,519
Escrow for Mergence shareholders	—	128,224
Total current liabilities	7,979,987	6,106,492

DEFERRED TAX LIABILITY	14,220	—

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01—20,000,000 shares authorized; issued, 5,526,485 shares and 5,383,084 shares, respectively; outstanding, 5,512,239 shares and 5,368,838 shares, respectively	55,265	53,831
Additional paid-in capital	22,180,881	21,957,409
Accumulated deficit	(14,211,435)	(14,187,048)
Accumulated other comprehensive loss	(413,719)	(378,040)
	7,610,992	7,446,152
Less treasury stock, at cost—14,246 shares	(140,388)	(140,388)
Total shareholders’ equity	7,470,604	7,305,764
	$15,464,811	$13,412,256

The accompanying notes are an intergral part of these consolidated condensed financial statements.

DATAWATCH CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
REVENUE:
Software licenses and subscriptions	$3,385,560	$3,757,458	$9,984,679	$10,281,736
Maintenance and services	1,958,481	1,861,474	5,500,522	5,533,271
Total Revenue	5,344,041	5,618,932	15,485,201	15,815,007

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	579,990	698,675	1,743,855	1,858,901
Cost of maintenance and services	999,861	822,671	2,804,220	2,579,111
Sales and marketing	2,487,836	2,168,532	6,637,025	6,530,070
Engineering and product development	571,273	514,446	1,426,643	1,612,552
General and administrative	996,512	1,094,901	2,907,107	3,110,811
Total costs and expenses	5,635,472	5,299,225	15,518,850	15,691,445
(LOSS) INCOME FROM OPERATIONS	(291,431)	319,707	(33,649)	123,562
Interest expense	(14,333)	(715)	(15,276)	(2,180)
Interest income and other income, net	5,278	11,072	39,214	61,664
(LOSS) INCOME BEFORE INCOME TAXES	(300,486)	330,064	(9,711)	183,046
Provision for income taxes	14,676	—	14,676	—
NET (LOSS) INCOME	$(315,162)	$330,064	$(24,387)	$183,046

Net (loss) income per share—Basic	$(0.06)	$0.06	$(0.00)	$0.03
Net (loss) income per share—Diluted	$(0.06)	$0.06	$(0.00)	$0.03

Weighted-Average
Shares Outstanding—Basic	5,507,832	5,314,685	5,470,020	5,307,768
Weighted-Average
Shares Outstanding—Diluted	5,507,832	5,806,768	5,470,020	5,807,744

The accompanying notes are an intergral part of these consolidated condensed financial statements.

DATAWATCH CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(24,387)	$183,046
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	641,676	498,799
Allowances for doubtful accounts and sales returns	(124,722)	1,139
Stock-based compensation expense	43,715	—
Loss on disposition of equipment	8,007	20,841
Deferred income taxes	14,220	—
Changes in current assets and liabilities:
Accounts receivable	564,377	(243,616)
Inventories	27,366	17,745
Prepaid expenses and other	(13,290)	9,610
Proceeds from tenant improvements, offset against deferred rent	139,489	—
Accounts payable and accrued expenses	(375,686)	(206,761)
Deferred revenue	(229,652)	12,381
Cash provided by operating activities	671,113	293,184

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(873,369)	(169,033)
Proceeds from sale of equipment	2,347	4,410
Acquisition of IDARS business	(4,553,292)	—
Restricted cash	140,075	2,132
Capitalized software development costs	—	(9,040)
Other assets	(9,142)	(22,139)
Cash used in investing activities	(5,293,381)	(193,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	181,192	29,001
Borrowings under credit lines	1,000,000	—
Cash provided by financing activities	1,181,192	29,001

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	(5,312)	(30,731)

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(3,446,388)	97,784
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	4,900,873	4,260,632
CASH AND EQUIVALENTS, END OF PERIOD	$1,454,485	$4,358,416

SUPPLEMENTAL INFORMATION:
Interest paid	$15,276	$2,180

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

Revenue Recognition

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are generally sold directly to end-users. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers.  Sales to distributors and resellers accounted for approximately 33% and 26%, respectively, of total sales for the three months ended June 30, 2006 and 2005, and 33% and 29%, respectively, of total sales for the nine months ended June 30, 2006 and 2005.  Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by Statement of Position No. 97-2, “Software Revenue Recognition.”  The Company’s software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

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

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump and VorteXML sold directly to end-users, include a guarantee under which such customers may return products within 30 to 60 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists.” Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required.  Adjustments are recorded as increases or decreases in revenue in the period of adjustment.  Actual returns have historically been within the range estimated by management.  The Company’s returns reserve was $85,049 and $123,315 as of June 30, 2006 and September 30, 2005, respectively.

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

          Prior to the adoption of SFAS 123(R), the Company applied APB 25 to account for stock-based awards.  The following table illustrates the effect on earnings and earnings per share had compensation cost for the employee stock-based awards been recorded in the three and nine months ended June 30, 2005 based on the fair value method under SFAS 123(R):

	Three Months Ended	Nine Months Ended
	30-Jun-05	30-Jun-05
	(unaudited)	(unaudited)
Net income, as reported	$330,064	$183,046
Add: Total stock-based employee compensation expense included in net income	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(75,392)	(219,191)
Pro forma net income (loss)	$254,672	$(36,145)

Net income (loss) per share:
Basic—as reported	$0.06	$0.03
Basic—pro forma	$0.05	$(0.01)

Diluted—as reported	$0.06	$0.03
Diluted—pro forma	$0.04	$(0.01)

Beginning with the 2006 fiscal year, with the adoption of SFAS 123(R), the Company recorded stock-based compensation expense for the fair value of stock options. Stock-based compensation expense for the three and nine months ended June 30, 2006 was $22,019 and $43,715, respectively, included in the following expense categories:

	Three Months Ended	Nine Months Ended
	June 30, 2006	June 30, 2006
	(unaudited)	(unaudited)
Sales and marketing	$8,188	$15,634
Engineering and product development	$2,008	$4,986
General and administrative	11,823	23,095
	$22,019	$43,715

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

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate.  The weighted-average fair values of the options granted under the stock options plans for the three and nine months ended June 30, 2006 were $2.89 and $3.10, respectively.

Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The table below indicates the weighted-average key assumptions used in the option valuation calculations for options granted for the nine months ended June 30, 2006:

Expected life	5 years
Expected volatility	96.25%
Risk-free interest rate	4.62%
Dividend Yield	0.0%
Forfeiture rate	10%

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

The following table summarizes information about the Company’s stock option plans for the nine months ended June 30, 2006.

	Options	Weighted-Average
	Outstanding	Exercise Price
Outstanding, October 1, 2005	912,042	$2.39

Granted	100,000	4.14
Canceled	(4,323)	5.80
Exercised	(143,401)	1.26

Outstanding, June 30, 2006	864,318	$2.77
Exercisable, June 30, 2006	775,576	$2.61

Concentration of Credit Risks and Major Customers

The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary credit terms. Two customers, Ingram Micro Inc. and Tech Data Product Management, individually accounted for 17% and 11%, respectively, of total revenue for the three months ended June 30, 2006 and 14% and 7%, respectively, of total revenue for the three months ended June 30, 2005.   Ingram Micro Inc. and Tech Data Product Management, individually accounted for 16% and 12%, respectively, of total revenue for the nine months ended June 30, 2006 and 19% and 6%, respectively, of total revenue for the nine months ended June 30, 2005.  Ingram Micro Inc. and Tech Data Product Management accounted for 17% and 11%, respectively, of outstanding gross trade receivables as of June 30, 2006 and 17% and 13%, respectively, of outstanding gross trade receivables as of September 30, 2005.  The Company sells to Ingram Micro Inc. and Tech Data Product Management under a distribution agreement, which automatically renews for successive one-year terms unless terminated. Other than these two customers, no other customer constitutes a significant portion (more than 10%) of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

Goodwill and Other Intangible Assets

Other intangible assets consist of capitalized software cost, acquired technology, patents, customer relationships, non-compete agreements, trademarks and trade names acquired through business combinations.  The values allocated to these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in cost of sales for software license and subscriptions.  Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

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

Note 2.   Business Combinations

Integrated Document Archiving and Retrieval Systems Business

On May 3, 2006, the Company acquired certain assets of ClearStory Systems, Inc’s. Integrated Document Archiving and Retrieval Systems (“IDARS”) business. The acquisition of IDARS was consummated pursuant to an asset purchase agreement dated as of March 10, 2006 among the Company and Clearstory Systems, Inc. The acquisition cost for IDARS was approximately $4,553,000, consisting of $4,349,000 in cash and direct acquisition costs of approximately $204,000, plus an 18- month earn-out payment calculated by multiplying the net future revenues, excluding the first $337,500, derived from the acquired IDARS business by 30%. The earn-out payment will be considered additional purchase price and will be recorded as additional goodwill when incurred.  The purchase price allocation as presented herein is preliminary and the final purchase accounting adjustments may differ from the unaudited consolidated condensed financial information.  The Company borrowed $1 million from its existing line of credit prior to the May 3, 2006 closing to finance part of the acquisition price.  IDARS’s results are included with those of the Company from the date of acquisition.

The following table presents the allocation of the purchase price paid for IDARS based on the estimated fair values of the acquired assets and assumed liabilities of IDARS as of May 3, 2006:

Current assets	$56,000
Property and equipment, net	64,000
Current liabilities	(125,000)
Deferred revenues	(1,190,000)
Goodwill	3,368,000
Acquired intangible assets:
Existing technology	180,000
Customer list	1,660,000
Non-compete agreement	540,000
Total purchase price	$4,553,000

The allocation of the purchase price was based on an evaluation of the fair value of assets acquired and liabilities assumed. The valuation method used to determine the intangible asset values was the income approach. The income approach presumes that the value of an asset can be estimated by the net economic benefit (i.e. cash flows) to be received over the life of the asset, discounted to present value. The discounting process uses a rate of return that accounts for both the time value of money and investment risk factors. The weighted-average discount rate (or rate of return) used to determine the value of the identifiable intangible assets was 32%.

The intangible asset for existing technology is for technologies developed by IDARS.  The Company has estimated the life of these products as five years.  The IDARS customer list and non-compete agreements have estimated lives of ten years and four years, respectively. The fair values for the existing technology, customer list and non-compete agreements will be amortized over their estimated life, subject to appropriate asset impairment assessments.  Amortization of the intangible assets acquired as part of the IDARS acquisition totaled $56,167 from the date of acquisition through June 30, 2006.

The goodwill will be tested for impairment annually, or on an interim basis, if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.  Goodwill is deductible for tax purposes and has a 15 year life for tax purposes.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of IDARS had occurred on October 1, 2004:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005 (a)	2006	2005 (a)
Sales	$5,344,000	$7,024,000	$15,485,000	$21,644,000

Net (loss) income	$(315,000)	$599,000	$(24,000)	$823,000

Earnings (loss) per share—basic	$(0.06)	$0.11	$(0.00)	$0.15
Earnings (loss) per share—diluted	$(0.06)	$0.10	$(0.00)	$0.14

(a)             Based on the historical statement of operations of Datawatch for the nine months ended June 30, 2005 and the historical statement of operations of IDARS for the years ended March 31, 2006 and 2005.

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Note 3.   Other Intangible Assets, Net

Other intangible assets, net were comprised of the following as of June 30, 2006 (unaudited) and September 30, 2005:

		June 30, 2006			September 30, 2005
Identified Intangible Asset	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	3	$1,665,895	$(1,635,576)	$30,319	$1,665,895	$(1,483,015)	$182,880
Purchased software	5	700,000	(208,222)	491,778	520,000	(119,722)	400,278
Patents	20	159,967	(14,410)	145,557	159,967	(8,389)	151,578
Customer lists	9.56	1,790,000	(88,604)	1,701,396	130,000	(36,563)	93,437
Non-compete agreements	4.16	640,000	(60,000)	580,000	100,000	(22,500)	77,500
Trademarks	indefinite	345,152	—	345,152	345,152	—	345,152
Total		$5,301,014	$(2,006,812)	$3,294,202	$2,921,014	$(1,670,189)	$1,250,825

For the three months ended June 30, 2006 and 2005, amortization expense related to identified intangible assets was $125,871 and $114,809, respectively, and $336,623 and $344,803 for the nine months ended June 30, 2006 and 2005, respectively.

The estimated future amortization expense related to other intangible assets as of June 30, 2006 was as follows:

Fiscal Year
Remainder of fiscal 2006	$139,365
2007	514,236
2008	458,204
2009	425,861
2010	352,113
2011	195,028
Thereafter	864,243
Total	$2,949,050

Note 4.   Inventories

Inventories consisted of the following at June 30, 2006 and September 30, 2005:

	June 30,	September 30,
	2006	2005
	(unaudited)
Raw materials	$6,132	$28,406
Finished goods	25,510	26,306
Total	$31,642	$54,712

Note 5.   Deferred Revenue

Deferred revenue consisted of the following at June 30, 2006 and September 30, 2005:

	June 30,	September 30,
	2006	2005
	(unaudited)
Maintenance	$3,539,005	$2,531,973
Other	394,111	389,546
Total	$3,933,116	$2,921,519

Maintenance consists of the unearned portion of post-contract customer support services provided by the Company to customers who either purchased maintenance agreements for the Company’s products or represents the acquired contracts from the IDARS acquisition. Maintenance revenues are recognized on a straight-line basis over the term of the maintenance period, generally 12 months.

Other consists of deferred license, subscription and professional services revenue generated from arrangements that are invoiced in accordance with the terms and conditions of the arrangement but do not meet all the criteria for revenue recognition, and are, therefore, deferred until all revenue recognition criteria are met.

Note 6.   Comprehensive (Loss) Income

The following table sets forth the reconciliation of net (loss) income to comprehensive (loss) income:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net (loss) income	$(315,162)	$330,064	$(24,387)	$183,046
Other comprehensive loss:
Foreign currency translation adjustments	(11,777)	(39,756)	(35,679)	(25,212)
Comprehensive (loss) income	$(326,939)	$290,308	$(60,066)	$157,834

Accumulated other comprehensive loss reported in the consolidated condensed balance sheets consists only of foreign currency translation adjustments.

Note 7.   Basic and Diluted Net (Loss) Income  Per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the quarter. Diluted net (loss) income per share reflects the impact, when dilutive, of the exercise of options and warrants using the treasury stock method.

Potential dilutive common stock options aggregating 570,116 and 145,870 shares for the three months ended June 30, 2006 and 2005, respectively, and 592,451 and 145,870 shares for the nine months ended June 30, 2006 and 2005, respectively, have been excluded from the computation of diluted net (loss) income per share because their inclusion would be antidilutive.

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

Note 9.   Borrowings

On April 20, 2006, the Company entered into a one-year Loan and Security Agreement (“Loan Agreement”) with a bank.  The loan agreement establishes two revolving $1.5 million lines of credit, for a total of $3.0 million.  As of June 30, 2006, advances on the Company’s two credit lines amounted to $1,000,000.  The Company can borrow under the first line of credit based on a formula percentage based on the Company’s eligible accounts receivable balance.  There is no borrowing base formula for the second line of credit. The first line of credit bears an interest rate equal to the prime rate plus 0.50% and the second line of credit bears an interest rate equal to the prime rate plus 1.00%.  Amounts borrowed under the Loan Agreement are secured by all of the assets of the Company, including its intellectual property.  Additionally, the Loan Agreement requires the Company to maintain certain specified cash flow and liquidity levels.  As of June 30, 2006 the Company was in default on its covenant to maintain the minimum level of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) less capital expenditures.  The Company has agreed with the bank to waive both covenants until the period ended September 30, 2006 and to modify the minimum cash flow ratio until January 1, 2007.   From July, 2006 to September 30, 2006, the interest rate will be equal to prime rate plus 1.5% reducing to prime rate plus 0.5% for the remainder of the agreement, provided the Company complies with all covenants as of September 30, 2006.  The interest rate for the second line of credit remains unchanged.  No additional borrowings from the June 30, 2006 borrowing level will be available to the Company until September 30, 2006 and subject to maintaining the revised cash flow and liquidity levels.

Note 10. Segment Information

The Company has determined that it has only one reportable segment. The Company’s chief operating decision maker, as defined, (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and operating results.

The following table presents information about the Company’s revenue by product lines:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Desktop and Server Software (primarily Monarch)	59%	61%	59%	58%
Report Management Solutions (including Datawatch|ES, BDS & iMergence)	22%	15%	18%	15%
Service Management Solutions (including Visual|QSM & Visual|HD)	19%	24%	23%	27%
Total	100%	100%	100%	100%

The Company’s operations are conducted in the U.S. and internationally (principally in the United Kingdom). The following tables present information about the Company’s geographic operations:

		International
		(Principally	Intercompany
	Domestic	U.K.)	Eliminations	Total
Total Revenue
Three months ended June 30, 2006	$3,975,486	$1,584,129	$(215,574)	$5,344,041
Three months ended June 30, 2005	4,065,850	1,809,111	(256,029)	5,618,932

Nine months ended June 30, 2006	$11,133,546	$5,048,850	$(697,195)	$15,485,201
Nine months ended June 30, 2005	10,644,417	5,967,441	(796,851)	15,815,007

Total Operating Income (Loss)
Three months ended June 30, 2006	$345,125	$(636,556)		$(291,431)
Three months ended June 30, 2005	643,045	(323,338)		319,707

Nine months ended June 30, 2006	$1,255,020	$(1,288,669)		$(33,649)
Nine months ended June 30, 2005	784,766	(661,204)		123,562

Non-current Assets
At June 30, 2006	$9,566,545	$104,019	$—	$9,670,564
At September 30, 2005	3,456,146	93,835	—	3,549,981

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

Datawatch’s principal products included in Desktop and Server Software, Report Management and Business Service Management Solutions are:  Monarch, a desktop report mining and business intelligence application that lets users extract and manipulate data from ASCII report files, PDF files or HTML files produced on any mainframe, midrange, client/server or PC system; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; Monarch|RMS, a web-based report mining and analysis solution that integrates with any existing COLD/ERM, document or content management archiving solution; Datawatch|ES, a web-enabled business information portal, providing complete report management, business intelligence and content management, and the ability to analyze data within reports derived from existing reporting systems with no new programming or report writing; Datawatch|BDS, a system for high-volume document capture, archiving, and online presentation;  Datawatch|Researcher, a ..NET based content and data aggregation solution that searches inter-related data, documents, and communications scattered over multiple and disparate repositories, then merges and analyzes the results into comprehensive actionable case records; Visual|QSM, a fully internet-enabled IT support solution that incorporates workflow and network management capabilities and provides web access to multiple databases via a standard browser; Visual|Help Desk or Visual|HD, a web-based help desk and call center solution operating on the IBM Lotus Domino platform; and VorteXML, a data transformation product for the emerging XML market that easily and quickly converts structured text output from any system into valid XML for web services and more using any DTD or XDR schema without programming.

The Company uses both a subscription sales model and a perpetual sales model for the sale of its enterprise products.  The Company continues to offer its enterprise products through the sale of perpetual licenses and introduced the subscription pricing model to allow customers to begin using the Company’s products at a lower initial cost of software acquisition.  Subscriptions automatically renew unless terminated with 90 days notice.  During fiscal 2004, 2005 and the nine months ended June 30, 2006, revenues under the subscription model were not significant, however, customer interest in the model and sales under the model have been increasing.

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

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are generally sold directly to end-users. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers.  Sales to distributors and resellers accounted for approximately 33% and 26%, respectively, of total sales for the three months ended June 30, 2006 and 2005, and 33% and 29%, respectively, of total sales for the nine months ended June 30, 2006 and 2005.  Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining.  Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by Statement of Position No. 97-2, “Software Revenue Recognition.”  The Company’s software products can be installed and used by customers on their own with little or no customization required.  Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold.  Upon delivery, the licensing fee is payable without further delivery obligations of the Company.

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

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, and VorteXML sold directly to end-users, include a guarantee under which such customers may return products within 30 to 60 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in SFAS No. 48, “Revenue Recognition when Right of Return Exists.”  Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated.  The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently.  Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by the Company.  The Company’s returns reserve was $85,049 and $123,315 as of June 30, 2006 and September 30, 2005, respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Based upon the analysis and estimates of the uncollectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on the Company’s financial position and results of operations. The Company’s allowance for doubtful accounts was $209,676 and $293,943 as of June 30, 2006 and September 30, 2005, respectively.

Deferred Taxes

The Company has deferred tax assets related to net operating loss carryforwards and tax credits that expire at different times through and until 2020.  Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets.  Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations.  The Company’s domestic operations have been profitable during the past four years while international operations have continued to generate operating losses. Accordingly, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance, previously provided against the deferred tax assets, continues to be provided.  Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in the Company concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes.  Total net deferred tax assets subject to a valuation allowance was approximately $4.7 million as of June 30, 2006.  In relation to the recent asset purchase of the IDARS business, the applicable goodwill associated with this purchase has an indefinite life for US GAAP purposes but is deductible over a 15 year life for tax reporting purposes.  Therefore for each reporting period the Company will record a deferred tax expense and an offsetting deferred tax liability on this permanent difference based on the Company’s effective tax rate for the period.  The deferred tax expense recorded for the period ended June 30, 2006 was $14,220.

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

The Company uses an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities of the underlying stock which are obtained from public data sources. The Company believes this approach results in a reasonable estimate of volatility.  For stock option grants issued during the three months ended June 30, 2006, the Company used a weighted-average expected stock-price volatility of 96% based upon the implied volatility at the time of issuance.

With regard to the weighted-average option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect. For stock option grants issued during the three months ended June 30, 2006, the Company used a weighted-average expected option life assumption of 5 years.

RESULTS OF OPERATIONS

Three and Nine Months Ended June 30, 2006 and 2005

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
REVENUE:
Software licenses and subscriptions	63.4%	66.9%	64.5%	65.0%
Maintenance and services	36.6%	33.1%	35.5%	35.0%
Total Revenue	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	10.8%	12.4%	11.3%	11.8%
Cost of maintenance and services	18.7%	14.6%	18.1%	16.3%
Sales and marketing	46.6%	38.6%	42.9%	41.3%
Engineering and product development	10.7%	9.2%	9.2%	10.2%
General and administrative	18.6%	19.5%	18.8%	19.7%
Total costs and expenses	105.4%	94.3%	100.3%	99.3%
(LOSS) INCOME FROM OPERATIONS	(5.4)%	5.7%	(0.3)%	0.7%
Interest expense	(0.3)%	0.0%	(0.1)%	0.0%
Interest income and other income (expense), net	0.1%	0.2%	0.2%	0.4%
(LOSS) INCOME BEFORE INCOME TAXES	(5.6)%	5.9%	(0.2)%	1.1%
Provision for income taxes	0.3%	0.0%	0.0%	0.0%
NET (LOSS) INCOME	(5.9)%	5.9%	(0.2)%	1.1%

Comparison of the Three Months Ended June 30, 2006 and June 30, 2005

Total Revenues

The following table presents total revenue, change in total revenue and percentage change in  revenue for the three months ended June 30, 2006 and 2005:

	Three Months Ended			Percentage
	June 30,		Increase /	Increase /
	2006	2005	(Decrease)	(Decrease)
Software licenses and subscriptions	$3,385,560	$3,757,458	$(371,898)	(9.9)%
Maintenance and services	1,958,481	1,861,474	97,007	5.2%

Total revenue	$5,344,041	$5,618,932	$(274,891)	(4.9)%

Software license and subscription revenue for the three months ended June 30, 2006 was $3,385,560 or approximately 63% of total revenue, as compared to $3,757,458 or approximately 67% of total revenue for the three months ended June 30, 2005.  This represents a decrease of $(371,898) or approximately 10% from fiscal 2005 to fiscal 2006.  The overall decrease in license revenue for the three months ended June 30, 2006 consists of a $(342,000) decrease in Desktop and server license revenue, a $98,000 increase in the Report Management license and subscription revenue, and a $(127,000) decrease in Business Service Management license revenue.

Maintenance and services revenue for the three months ended June 30, 2006 was $1,958,481 or approximately 37% of total revenue, as compared to $1,861,474 or approximately 33% of total revenue for the three months ended June 30, 2005. This represents an increase of $97,007 or approximately 5% from fiscal 2005 to fiscal 2006. The overall increase in maintenance and service revenue consists of a $40,000 increase in Desktop and server revenue, a $221,000 increase in Report Management revenue (which includes services and maintenance for Datawatch|ES, Datawatch|BDS, Monarch|RMS, Datawatch|Researcher and iMergence iStore) and a decrease in Business Service Management maintenance and services revenues of $(164,000).  The main increase in maintenance and services revenue was the result of the acquisition of the IDARS business and the maintenance revenue of $329,000 offset by a reduction in overall services revenue of $(282,000).

Costs and Operating Expenses

The following table presents costs and operating expenses, changes in costs and operating expenses and percentage change in costs and operating expenses for the three months ended June 30, 2006 and 2005:

	Three Months Ended			Percentage
	June 30,		Increase /	Increase /
	2006	2005	(Decrease)	(Decrease)
Costs of software licenses and subscriptions	$579,990	$698,675	(118,685)	(17.0)%
Costs of maintenance and services	999,861	822,671	177,190	21.5%
Sales and marketing expenses	2,487,836	2,168,532	319,304	14.7%
Engineering and product development expenses	571,273	514,446	56,827	11.0%
General and administrative expenses	996,512	1,094,901	(98,389)	(9.0)%

Total costs and operating expenses	$5,635,472	$5,299,225	$336,247	6.3%

Cost of software licenses and subscriptions for the three months ended June 30, 2006 was $579,990 or approximately 19% of software license and subscription revenues, as compared to $698,675 or approximately 19% of software license revenues for the three months ended June 30, 2005.  Costs of software licenses and subscriptions as a percentage of software licenses and subscription revenue remained consistent quarter over quarter.

Cost of maintenance and services for the three months ended June 30, 2006 was $999,861 or approximately 51% of maintenance and service revenues, as compared to $822,671 or approximately 44% of maintenance and service revenues, for the three months ended June 30, 2005.  For the three months ended June 30, 2006, gross margins on maintenance and services decreased as compared to the three months ended June 30, 2005, primarily due to the increase in headcount within the professional services group during the quarter ended June 30, 2006.  The headcount of the professional services group for the quarter ended March 31, 2006 increased approximately 30% as compared to the headcount as of June 30, 2005.  Approximately 13% of this headcount increase is represented by the increase in headcount (3 individuals) from the IDARS acquisition.

Sales and marketing expenses were $2,487,836 for the three months ended June 30, 2006, as compared to $2,168,532 for the three months ended June 30, 2005, an increase of $319,304.  The increase is attributable to the increase in headcount (3 individuals) and costs from the IDARS acquisition.  For the remainder of fiscal 2006, the Company will continue to pursue additional investments within the sales and marketing programs to improve upon the Company’s top-line revenue growth initiatives.

Engineering and product development expenses were $571,273 for the three months ended June 30, 2006, which represents an increase of $56,827 or approximately 11% from $514,446 for the three months ended June 30, 2005.  The increase is attributable to the increase in headcount (7 individuals) and costs from the IDARS acquisition.

General and administrative expenses were $996,512 for the three months ended June 30, 2006, which is relatively consistent as compared to $1,094,901 for the three months ended June 30, 2005.

Net loss for the three months ended June 30, 2006 was $(315,162) as compared to a net income of $330,064 for the three months ended June 30, 2005.

Comparison of the Nine Months Ended June 30, 2006 and June 30, 2005

Total Revenues

The following table presents total revenue, change in total revenue and percentage change in  revenue for the nine months ended June 30, 2006 and 2005:

	Nine Months Ended			Percentage
	June 30,		Increase /	Increase /
	2006	2005	(Decrease)	(Decrease)
Software licenses and subscriptions	$9,984,679	$10,281,736	(297,057)	(2.9)%
Maintenance and services	5,500,522	5,533,271	(32,749)	(0.6)%

Total revenue	$15,485,201	$15,815,007	$(329,806)	(2.1)%

Software license and subscription revenue for the nine months ended June 30, 2006 decreased by $(297,057) or 3% as compared to the nine months ended June 30, 2005.  The overall decrease in license revenue for the nine months ended June 30, 2006 consists of a $(133,000) decrease in Desktop and server license revenue, a $106,000 increase in the Report Management license and subscription revenue, offset by a $(270,000) decrease in Business Service Management license revenue.  The Company partially attributes this overall revenue decrease in Business Service Management license and subscription revenue to foreign exchange variances as the US dollar strengthened against most European currencies, during most of the nine months ended June 30, 2006 as compared to the same period in prior year.

Maintenance and services revenue for the nine months ended June 30, 2006 decrease of $(32,749) or approximately 1% compared to the nine months ended June 30, 2005. The overall decrease in maintenance and service revenue consists of a $148,000 increase in Desktop and server revenue, a $266,000 increase in Report Management revenue (which includes maintenance for Datawatch|ES, Datawatch|BDS, Monarch|RMS, Datawatch|Researcher and iMergence iStore) and a decrease in Business Service Management maintenance and services revenues of $(447,000).  The main increase in maintenance and services revenue was the result of the acquisition of the IDARS business and the maintenance revenue of $329,000 offset by a reduction in overall services revenue of $(425,000).

Costs and Operating Expenses

The following table presents costs and operating expenses, changes in costs and operating expenses and percentage change in costs and operating expenses for the nine months ended June 30, 2006 and 2005:

	Nine Months Ended			Percentage
	June 30,		Increase /	Increase /
	2006	2005	(Decrease)	(Decrease)
Costs of software licenses and subscriptions	$1,743,855	$1,858,901	(115,046)	(6.2)%
Costs of maintenance and services	2,804,220	2,579,111	225,109	8.7%
Sales and marketing expenses	6,637,025	6,530,070	106,955	1.6%
Engineering and product development expenses	1,426,643	1,612,552	(185,909)	(11.5)%
General and administrative expenses	2,907,107	3,110,811	(203,704)	(6.5)%

Total costs and operating expenses	$15,518,850	$15,691,445	$(172,595)	(1.1)%

Cost of software licenses and subscriptions for the nine months ended June 30, 2006 was 18% of software license and subscription revenues, as compared to 19% of software license revenues for the nine months ended June 30, 2005.  Costs of software licenses and subscriptions as a percentage of software licenses and subscription revenue have remained consistent year over year.

Cost of maintenance and services for the nine months ended June 30, 2006 was 51% of maintenance and service revenues, as compared to 47% for the nine months ended June 30, 2005.  Cost of maintenance and services as a percentage of maintenance and service revenues increased for the nine months ended June 30, 2006 when compared to the nine months ended June 30, 2005, primarily due to the increase in headcount of consulting and training staff.  The IDARS acquisition added 3 individuals to the consulting staff headcount.  The Company has also changed its sales model to increase product sales via a subscription term.  The Company is continuing to see a slight shift in selling more subscription term licenses, which results in revenues that are recognized over future periods rather than at the point of sale, while the associated professional services cost and systems installation costs, are incurred during the period for the project work associated with the implementation of the systems for these customers.

Sales and marketing expenses increased $106,955 or 2%.  This increase is primarily attributable to the additional headcount from the IDARS acquisition (3 individuals) offset by lower spending during the first quarter 2006 on certain marketing programs such as lead generation, show expenses and outside marketing and public relation consultants.  For the remainder of fiscal 2006, the Company will continue to pursue additional investments within the sales and marketing programs to improve upon the Company’s top-line revenue growth initiatives.

Engineering and product development expenses decreased $(185,909) or 11%.  This decrease is primarily attributable to the transitioning of existing outsourced development activities in-house offset by the increase in headcount from the IDARS acquisition (3 individuals).  The Company will continue to use third-party development activities, in conjunction with in-house development in the foreseeable future, but will rely more on the Company’s in-house engineering and product development capabilities.

General and administrative expenses decreased $(203,704) or 7%.  This decrease is primarily attributable to a reduction in certain costs incurred during the nine months ended June 30, 2005 in relation to accounting costs for its Sarbanes-Oxley section 404 internal control documentation and preparation (“SOX 404”).  For the nine months ended June 30, 2006 there was an overall concentration to manage costs with certain reductions to lower investor relation costs and a reduction in the allowance for doubtful accounts, due to the improvement in overall collection efforts.  Also there was a small reduction in headcount (2 individuals) in the general and administrative departments during the nine month period ended June 30, 2006.

Net loss for the nine months ended June 30, 2006 was $(24,387) as compared to a net income of $183,046 for the nine months ended June 30, 2005.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities, equipment and automobiles in the U.S. and overseas under noncancelable operating leases that expire through 2011.  The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses.  Rental expense for all operating leases was approximately $132,780 and $164,436 for the three months ended June 30, 2006 and 2005, respectively, and $482,115 and $494,626 for the nine months ended June 30, 2006 and 2005, respectively.

As of June 30, 2006, minimum rental commitments under noncancelable operating leases are as follows:

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$828,422	41,870	315,612	337,875	133,065

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $426,652 and $473,997, respectively, for the three months ended June 30, 2006 and 2005, and $1,209,848 and $1,221,163 for the nine months ended June 30, 2006 and 2005, respectively.  The Company is not obligated to pay any minimum amounts for royalties.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product until September 30, 2010.  The Company expensed approximately $2,375 and $4,925 for the three and nine months ended June 30, 2006, respectively.

On May 3, 2006, the Company acquired certain assets of ClearStory Systems, Inc’s. IDARS business. The acquisition of IDARS was consummated pursuant to an asset purchase agreement dated as of March 10, 2006 among the Company and Clearstory Systems, Inc. The acquisition cost for IDARS was approximately $4,553,000, consisting of $4,349,000 in cash and direct acquisition costs of approximately $204,000, plus an additional 18-month earn-out payment calculated by multiplying the net future revenues, excluding the first $337,500, derived from the acquired IDARS business by 30%. The earn-out payment will be considered additional purchase price and will be recorded as additional goodwill.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of June 30, 2006.

The Company is also required by its sublease agreement for its Chelmsford, Massachusetts facility to provide a letter of credit in the amount of approximately $125,000 as a security deposit to the landlord of amounts due under the lease. Cash on deposit providing security in the amount of this letter of credit is classified as part of restricted cash in Other Long Term Assets in the Company’s consolidated condensed balance sheets as of June 30, 2006 and September 30, 2005.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2006.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2006.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy limits the Company’s exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company had net loss of $(24,387) for the nine months ended June 30, 2006 as compared to net income of $183,046 for the nine months ended June 30, 2005.  During the nine months ended June 30, 2006, $671,113 of cash was provided by the Company’s operations.  During the nine months ended June 30, 2006, the main source of cash from operations was a decrease in accounts receivable as a result of an increase in cash collections during the period and the main adjustment to reconcile net income to operating cash flows was depreciation and amortization.  The Company also received proceeds of $139,489 from its landlord for tenant improvements related to its Chelmsford facility which is classified as cash provided by operations.

Net cash used in investing activities for the nine months ended June 30, 2006 of $5,293,381 is primarily the result of the net cash investment in the acquisition of the IDARS business from ClearStory Systems, Inc. and the purchase of fixed assets which included leasehold improvements, furniture and fixtures and computer equipment and software related to the new US facility and upgrading its IT infrastructure.

Net cash provided by financing activities for the nine months ended June 30, 2006 of $1,181,192 is related to cash received from the $1 million in borrowings from a Bank and the cash received from the exercise of employee stock options.

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

On April 20, 2006, the Company entered into a one-year Loan and Security Agreement (“Loan Agreement”) with a bank.  The loan agreement establishes two revolving $1.5 million lines of credit, for a total of $3.0 million.  The Company can borrow under the first line of credit based on a formula percentage based on the Company’s eligible accounts receivable balance.  There is no borrowing base formula for the second line of credit. The first line of credit bears an interest rate equal to the prime rate plus 0.50% and the second line of credit bears an interest rate equal to the prime rate plus 1.00%.  Additionally, the Loan Agreement requires the Company to maintain certain specified cash flow and liquidity levels.  As of June 30, 2006 the Company was in default on its covenant to maintain the minimum level of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) less capital expenditures.  Pursuant to a First Loan Modification Agreement between the Company and the bank dated as of August 2, 2006, the Company has agreed with the bank to waive both covenants until the period ended September 30, 2006 and to modify the minimum cash flow ratio until January 1, 2007.   From July, 2006 to September 30, 2006, the interest rate will be equal to prime rate plus 1.5% reducing to prime rate plus 0.5% for the remainder of the agreement, provided the Company complies with all covenants as of September 30, 2006.  The interest rate for the second line of credit remains unchanged.  No additional borrowings from the June 30, 2006 borrowing level will be available to the Company until September 30, 2006 and subject to maintaining the revised cash flow and liquidity levels.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At June 30, 2006, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments. The Company holds no investment securities that possess significant market risk.

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

Acquisition Strategy

As evidenced by the May 2006 acquisition of the IDARS business from Clearstory Systems, the August 2004 acquisition of Mergence Technologies Corporation and the October 2002 acquisition of Auxilor Inc., the Company continues to address the need to develop new products, in part, through the acquisition of other companies.  Acquisitions involve numerous risks including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management’s attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company.  Achieving and maintaining the anticipated benefits of an acquisition will depend in part upon whether the integration of the companies’ business is accomplished in an efficient and effective manner, and there can be no assurance that this will occur.  The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries.

Item 6.  Exhibits

10.1                     First Loan Modification Agreement between Silicon Valley Bank and Datawatch Corporation and Datawatch Technologies Corporation dated as of August 2, 2006

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 4, 2006.

DATAWATCH CORPORATION

/s/ Robert W. Hagger
Robert W. Hagger
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ John J. Hulburt
John J. Hulburt
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)