Form 10-K
period 2006-09-30
DATAWATCH CORP
filed 2006-12-29
CIK 792130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

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

271 MILL ROAD

QUORUM OFFICE PARK

CHELMSFORD, MASSACHUSETTS 01824

(978) 441-2200

(Address and telephone number of principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock $0.01 PAR VALUE	NASDAQ
(Title of Class)	(Name of Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on March 31, 2006, the last business day of the Company’s most recently completed second fiscal quarter, as reported by the NASDAQ SmallCap Market was $16,390,909.

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of December 26, 2006 was 5,516,923.

Documents Incorporated By Reference

Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2006. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

DATAWATCH CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

Item 1.  BUSINESS

GENERAL

Datawatch Corporation (the “Company” or “Datawatch”), founded in 1985, is a leading vendor in the Enterprise Information Management market space. By providing solutions that build on a Service Oriented Architecture (“SOA”) framework and Monarch report mining technologies, Datawatch allows organizations to access, archive, enhance, analyze and deliver information from wherever it resides inside or outside the enterprise to solve business problems. The ability to maximize an organization’s investment in existing systems, databases, and content management archives allows Datawatch to rapidly implement business intelligence, performance management, report mining, Extract, Transform, Load (“ETL”) and business service management solutions with very high return on investment. Datawatch products are used in more than 20,000 companies, institutions and government agencies worldwide.

The Company offers its enterprise products through the sale of perpetual licenses as well as a subscription pricing model that allows customers to begin using the Company’s products at a lower initial cost of software acquisition. Subscription terms typically run 90 days or 24 months and automatically renew unless terminated with 90 days notice. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. During fiscal 2006, sales under the subscription model increased by over 36% as general industry knowledge and acceptance of the model grew substantially in the fiscal year.

The Company is a Delaware corporation with executive offices located at 271 Mill Road, Quorum Office Park, Chelmsford, MA 01824 and the Company’s telephone number is (978) 441-2200.  Periodic reports are made available to the public, free of charge, on the Company’s website, www.datawatch.com and through the SEC’s website, www.sec.gov as soon as reasonably practicable after they have been filed with the SEC.

PRODUCTS

Monarch - Datawatch is best known for its popular desktop report mining and business intelligence application called Monarch. More than 450,000 copies of Monarch have been sold, with localized versions in English, French, German and Spanish. Monarch transforms structured text files (reports, statements, etc.) into a live database that users can sort, filter, summarize, graph and export to other applications such as Microsoft Corporation’s Excel or Access.  Monarch Professional Edition lets users extract and work with data in PDF and HTML files, databases, spreadsheets and Open Data Base Connectivity (“ODBC”) sources as well as reports.  The Monarch product line represented approximately 56% of total revenues for the fiscal year 2006.

Monarch Data Pump - Monarch Data Pump (“MDP”) provides powerful information delivery and data ETL capabilities in one automated solution, without programming. Combining Datawatch’s Monarch Report Mining/Data Mining engine with the Microsoft.NET framework, MDP delivers a highly scalable and easily administered enterprise solution to acquire, combine, and monitor customized data, and deliver that data in a wide variety of formats, on an automatic, scheduled basis.

Monarch|RMS - Monarch|RMS (Report Mining Server) is a web-based report mining and analysis solution that integrates with any existing Computer Output to Laser Disk/Enterprise Record Management (“COLD/ERM”), document or content management archiving solution. Monarch|RMS opens up the corporate data locked in stored, static reports, enabling dynamic business-driven analysis of information in users’ web browsers or favorite productivity tools with no programming.

Datawatch|BDS - Datawatch|BDS (Business Document Server) is a high speed, high volume document archive system, storing text as well as images, intelligent data streams and unstructured content, complete with file compression. Datawatch|BDS is capable of enabling thousands of end users to access and retrieve stored documents

in a matter of seconds via the network or web. Datawatch|BDS also offers advanced business benefits, including optional automatic email notification to end users of newly archived documents (“e-Notify”), with rules-based options for email content, as well as optional web-enabled transformation of business documents into customized data for easy analysis.

Datawatch|ES – Datawatch|ES is a web-enabled business information portal, providing complete report management, business intelligence and content management, and the ability to analyze data within reports, all using just a web browser. Datawatch|ES allows organizations to quickly and easily deliver business intelligence and decision support, derived from existing reporting systems and other database sources, with no new programming or report writing. Datawatch|ES automatically archives report data and binary documents in an enterprise report and document warehouse and provides users a unified point of entry to view, analyze and share information over the Internet.

Datawatch|MailManager – Datawatch|MailManager is a highly scalable e-mail management solution that provides complete lifecycle, compliance, and storage management for Microsoft Exchange environments. It is a compliance solution built specifically for the corporate enterprise, able to support even the most stringent regulatory requirements. Datawatch|MailManager automates the e-mail management lifecycle. It captures internal, outgoing and incoming email correspondence, indexing it and managing its retention based on an organization’s internal policies. In the case of audit or legal discovery, related e-mail can be instantly and accurately retrieved for rapid response.

Visual|Insight – Visual|Insight is a performance management solution that provides web based scorecarding, knowledge management and Key Performance Indicator (KPI) reporting. Built on the Datawatch|Researcher .NET platform, Visual|Insight not only allows for performance management, but can actually facilitate performance improvement. Highly customizable, Visual|Insight can access data from any and all organizational databases, as well as having the ability to take advantage of existing trusted data sources such as reports, for ease and speed of installation and a quick return on investment.

Datawatch|Researcher – Datawatch|Researcher is the tool kit for building performance management and workflow capabilities into Visual|Insight, Datawatch|ES and Visual|QSM. Datawatch|Researcher is a .NET based content and data aggregation platform that searches inter-related data, documents, and communications scattered over multiple and disparate repositories including databases, document and content management systems, email repositories, the Internet and more. It then merges and analyzes the results for uses in balanced scorecards, KPI reporting, problem management and business process management. It also can turn the results into comprehensive actionable case records for easier compliance, auditing, accounting, and billing processes.

Visual|QSM - Visual|QSM is a fully internet-enabled IT support solution that can scale from a basic help desk system to a full business management solution that incorporates workflow and network management capabilities and provides web access to multiple databases while enabling customers to interact via a standard browser.  Visual|QSM, a market leader in Europe, also provides advanced service level management capabilities, integrated change management features, business process automation tools and one of the industry’s easiest to learn and use interfaces.  The Visual|QSM product line represented approximately 21% of total revenues for fiscal year 2006.

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

The Company also receives license royalties for its iMergence iStore product primarily from a provider of services to the financial services industry. iMergence iStore is a report management solution which manages computer-generated reports, mines the data contained in them, and allows users to interactively merge and transform them into new reports.

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

The Company’s enterprise report management and business service center products are primarily sold under server-based licenses with named-user and concurrent-user client licenses.  An entry-level Monarch|RMS system is priced at $15,000, with the majority of such sales priced in the $25,000 to $50,000 range depending on the number of software modules and user licenses sold. Entry-level Datawatch|BDS systems are priced at approximately $55,000. The majority of our sales of Datawatch|BDS systems are priced in the range of $100,000 to $250,000. Entry-level Datawatch|ES and Visual|Insight systems are priced at approximately $30,000 and $40,000, respectively. The majority of sales for these products are priced in the range of $60,000 to $200,000. Entry-level Datawatch|MailManager systems are priced at approximately $12,000 with the majority of such sales priced in the range of $18,000 to $250,000. An entry-level Visual|QSM system is priced at approximately $20,000 with the majority of such sales priced in the range of $35,000 to $200,000. An entry-level Visual|HD system sells for less than $10,000, with the majority of such sales priced in the $10,000 to $60,000 range. Maintenance agreements, training and implementation services are sold separately.

The Company also sells its Enterprise Software using a subscription model. Subscription terms typically range from 90 days to 24 months and automatically renew unless terminated with 90 days notice. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The subscription pricing does not include professional services. Such professional services are invoiced separately. Prices for Datawatch|BDS subscriptions typically range from approximately $4,500 to $11,500 per month. Prices for Datawatch|ES and Visual|Insight subscriptions typically range from approximately $2,000 to $9,000 per month. Prices for Datawatch|MailManager subscriptions typically range from approximately $850 to $11,500 per month. Visual|QSM subscriptions typically range from approximately $1,500 to $9,000 per month, and Visual|HD subscriptions typically range from $500 to $2,500 per month.

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

During fiscal 2006, 2005 and 2004, one distributor, Ingram Micro Inc., represented approximately 15%, 19% and 20%, respectively, of the Company’s total revenue.  During fiscal 2006, another distributor, Tech Data, represented approximately 13% of the Company’s total revenue. No other customer accounted for more than 10% of the Company’s total revenue in fiscal 2006, 2005 or 2004. Datawatch’s revenues from outside of the U.S. are primarily the result of sales through the direct sales force of its wholly-owned subsidiary, Datawatch International Limited and its subsidiaries (“Datawatch International”) and through international resellers. Such international sales (which are primarily in the UK), not including export sales from domestic operations, represented approximately 32%, 36% and 39% of the Company’s total revenue for fiscal 2006, 2005 and 2004, respectively.  See Note 10 to the Company’s Consolidated Financial Statements for segment information.

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

An existing agreement between Datawatch and Math Strategies grants the Company exclusive worldwide rights to use and distribute certain intellectual property owned by Math Strategies and incorporated by the Company in its Monarch, Monarch Data Pump, VorteXML and certain other products. In February 2006, the Company extended its exclusive worldwide distribution rights with Math Strategies for the technology used in the development of Monarch products until April 30, 2015. In addition, an amendment to the purchase option contract with Math Strategies, originally signed on April 29, 2004, gives Datawatch the option to purchase the intellectual property rights to the software source code and any existing patents at any time before April 30, 2015. This option, if exercised, would provide the Company with increased flexibility to utilize the purchased technology in the future.

Other Datawatch products have been developed through in-house software development or by independent software engineers hired under contract. Datawatch maintains source code and full product control for these products, which include Datawatch|BDS, Datawatch|ES, Visual|QSM, and Visual|HD products. Datawatch|ES, Visual|QSM, and Visual|HD are trademarks of Datawatch Corporation.  Visual|Help Desk is a registered trademark of Auxilor, Inc. (“Auxilor”), a wholly-owned subsidiary of Datawatch Corporation.

During fiscal 2004, the Company acquired Mergence Technologies Corporation which has a branch software development and testing office in the Philippines. Mergence, which was renamed Datawatch Technologies Corporation (“DTC”) coincident with the acquisition, developed the iMergence iStore and Datawatch|Researcher products at its facilities in the United States and the Philippines prior to the acquisition. The Company has integrated the Philippines development branch as an alternative development facility for its other enterprise products.  iMergence is a registered trademark of Datawatch Technologies Corporation.

Research and development expense was $2,093,707, $2,031,280 and $1,451,533 for fiscal years 2006, 2005 and 2004, respectively.

BACKLOG

The Company’s software products are generally shipped within three business days of receipt of an order.  Accordingly, the Company does not believe that backlog for its products is a meaningful indicator of future business. The Company does maintain a backlog of services related to its Datawatch|BDS, Datawatch|ES, Visual|QSM, and Visual|HD business. While this services backlog will provide future revenue to the Company, the Company believes that it is not a meaningful indicator of future business.

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

PRODUCTION

Production of Datawatch’s products involves the duplication of compact disks and the printing of user manuals, packaging and other related materials. High volume compact disk duplication is performed by non-affiliated subcontractors, while low volume compact disk duplication is performed in-house. Printing work is also performed by non-affiliated subcontractors. To date, Datawatch has not experienced any material difficulties or delays in production of its software and related documentation and believes that, if necessary, alternative production sources could be secured at a commercially reasonable cost.

EMPLOYEES

As of December 27, 2006, Datawatch had 131 full-time and 5 contract, temporary or part-time employees, including 38 engaged in marketing, sales, and customer service; 41 engaged in product consulting, training and technical support; 38 engaged in product management, development and quality assurance; 17 providing general, administrative, accounting, and IT functions; and 2 engaged in software production and warehousing.

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

Subscription Sales Model Risk

During fiscal 2004, the Company introduced a subscription sales model for the sale of its enterprise products.  This pricing model allows customers to begin using the Company’s products at a lower initial cost of software acquisition when compared to the more traditional perpetual license sale. While the subscription sales model is designed to increase the number of enterprise solutions sold and also reduce dependency on short-term sales by building a recurring revenue stream, it introduces increased risks for the Company primarily associated with the timing of revenue recognition and reduced cash flows. The subscription model delays revenue recognition when compared to the typical perpetual license sale and also, as the Company allows termination of certain subscriptions with 90 days notice, could result in decreased revenue for solutions sold under the model if the Company experiences a high percentage of subscription cancellations during the first two years of the subscription.  Further, as amounts due from customers are invoiced over the life of the subscription, there are delayed cash flows from subscription sales when compared to perpetual license sales.

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

As a result, net sales in any quarter are substantially dependent on orders booked and shipped in that quarter.  Further, the Company’s introduction of the subscription sales model could result in decreased revenues over the short term.  Because the Company’s staffing and operating expenses are based on anticipated revenue levels and a high percentage of the Company’s costs are fixed in the short-term, small variations in the timing of revenues can cause significant variations in operating results from quarter-to-quarter. Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will not experience such variations in operating results in the future or that such variations will not have a material adverse effect on the Company’s business, financial condition or results of operations.

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

Dependence on Principal Products

In the year ended September 30, 2006, Monarch, Visual|QSM and Visual|HD, Datawatch|ES and Datawatch|BDS accounted for approximately 58%, 22%, 15% and 5%, respectively, of the Company’s total revenue. The Company is wholly dependent on the Monarch, Datawatch|ES, Visual|QSM, Visual|HD, Datawatch|Researcher and Datawatch|BDS products, the latter of which was introduced during the fiscal year ended September 30, 2006 through the Company’s acquisition of certain assets of the Integrated Document Archiving and Retrieval Systems (“IDARS”) business of ClearStory Systems, Inc. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company. The Company’s future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

International Sales

In the years ended September 30, 2006, 2005 and 2004, international sales, including export sales from domestic operations, accounted for approximately 32%, 38% and 41%, respectively, of the Company’s total revenue.  The Company anticipates that international sales will continue to account for a significant percentage of its total revenue.  A significant portion of the Company’s total revenue will therefore be subject to risks associated with international sales, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company’s intellectual property overseas, seasonality of sales and potentially adverse tax consequences.

Acquisition Strategy

As evidenced by the May 2006 acquisition of the IDARS business from ClearStory Systems, Inc., the August 2004 acquisition of Mergence Technologies Corporation and the October 2002 acquisition of Auxilor Inc., the Company continues to address the need to develop new products, in part, through the acquisition of other companies. Acquisitions involve numerous risks including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management’s attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company.  Achieving and maintaining the anticipated benefits of an acquisition will depend in part upon whether the integration of the companies’ business is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries.

Compliance with Financial Covenants and other Provisions of the Credit Agreement

The Company currently has a secured credit agreement with a bank (the “Bank”), which includes certain cash financial covenants that the Company must meet on a monthly basis.  At June 30, 2006 and September 30, 2006, the Company did not meet these covenants, but sought and received waivers from the Bank with respect to these covenants and modifications to the credit agreement intended to make future defaults less likely.  However, there can be no assurance that the Company will not violate these financial covenants in the future or that, if it does, the Bank will grant any further waivers or modifications.  This may result in the Company not being able to borrow any additional amounts under the credit agreement, the Company may have to pay back the entire principal amount outstanding plus accrued interest, or, or if the Company were unable to repay the outstanding amount, the Bank may seek to sell the Company’s assets, any of which may have a material impact on the Company.

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

Competition in the PC Software Industry

The software market for personal computers is highly competitive and characterized by continual change and improvement in technology. Several of the Company’s existing and potential competitors, including BMC Software, Actuate Corporation, Hyperion, Mobius Management Systems, Inc., and others, have substantially greater financial, marketing and technological resources than the Company.  No assurance can be given that the Company will have the resources required to compete successfully in the future.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

The Company is currently headquartered in 14,683 square feet of leased office space in Chelmsford, Massachusetts pursuant to a sublease agreement executed on September 28, 2005. The sublease expires in June 2011. The sublease contains annual rent escalations for each year of the sublease as well as an abatement of rent during the first twelve months of the sublease term. The aggregate rent for the remaining term of the sublease is approximately $736,000. In addition to rent, the sublease requires the Company to pay certain taxes, insurance and operating costs related to the leased facility based on the Company’s pro-rata share of such costs. The Company is also responsible for the costs of certain tenant improvements associated with the new facility but will be entitled to reimbursement for certain of such costs from the sublessor.

The Company also maintains a lease on offices in Rutherford, New Jersey and maintains international sales and administrative offices in the United Kingdom and Australia. In addition, the Company maintains leases on offices in France and Germany, and a software development and testing facility in the Philippines.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Registrant’s security holders during the last quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

The names, ages and titles of the executive officers of the Company as of December 1, 2006 are as follows:

Robert W. Hagger	58	President, Chief Executive Officer and Director
John H. Kitchen, III	50	Senior Vice President of Desktop & Server Solutions and Secretary
John J. Hulburt	40	Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary

Officers are elected by, and serve at the discretion of, the Board of Directors.

ROBERT W. HAGGER, President, Chief Executive Officer and Director.  Mr. Hagger assumed the positions of President, Chief Executive Officer and Director on July 9, 2001. Prior thereto, and since November 1, 1997, Mr. Hagger was Senior Vice President of International Operations of the Company. Prior to that and since March 1997, Mr. Hagger was Managing Director of the Company’s wholly-owned subsidiary Datawatch International Limited. Prior to joining Datawatch, from 1993 to March 1997, Mr. Hagger was founder and Managing Director of Insight Strategy Management Ltd. Prior to that, he was Managing Director of Byrne Fleming Ltd.

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

JOHN J. HULBURT, Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary.  Mr. Hulburt assumed the position of Vice President of Finance on January 11, 2005.  Prior to joining Datawatch, Mr. Hulburt was Director of Audit and SEC Compliance at Bruker Biosciences Corporation, a publicly traded medical device company, a position he held since July 2003. Mr. Hulburt served as Chief Financial Officer and Treasurer of Bruker Daltonics Inc. before its merger with Bruker AXS. Mr. Hulburt is a Certified Public Accountant and from 1994 to 2000 he began his career with the accounting firms Ernst & Young LLP and Arthur Andersen LLP. On November 1, 2006, Mr. Hulburt resigned from these positions at the Company effective January 31, 2007.

PART II

Item 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Registrant’s common stock is listed and traded on the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) under the symbol DWCH.  The range of high and low closing prices during each fiscal quarter for the last two fiscal years is set forth below:

For the Year Ended	Common Stock
September 30, 2006	High	Low

4th Quarter	3.68	2.47
3rd Quarter	3.85	3.36
2nd Quarter	5.38	3.53
1st Quarter	4.85	3.04

For the Year Ended	Common Stock
September 30, 2005	High	Low

4th Quarter	4.31	3.51
3rd Quarter	5.12	3.53
2nd Quarter	5.28	4.10
1st Quarter	5.30	3.22

There are approximately 100 shareholders of record as of December 1, 2006.  The Company believes that the number of beneficial holders of common stock exceeds 2,000.  The last reported sale of the Company’s common stock on December 26, 2006 was at $2.61.

The Company has not paid any cash dividends and it is anticipated that none will be declared in the foreseeable future. The Company intends to retain future earnings, if any, to provide funds for the operation, development and expansion of its business.

The information set forth under the caption “Equity Compensation Plans” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2006 is incorporated herein by reference.

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for the periods indicated.  The selected consolidated financial data for and as of the end of the years in the five-year period ended September 30, 2006 are derived from the Consolidated Financial Statements of the Company.  The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes which appears elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data
Years Ended September 30,	2006	2005	2004	2003	2002

Revenue	$20,811,244	$21,511,595	$19,335,146	$17,712,206	$19,440,743
Costs and Expenses	21,345,480	20,823,225	18,410,460	16,886,018	18,499,009
(Loss) Income from Operations	(534,236)	688,370	924,686	826,188	941,734
(Loss) Income from Continuing Operations	(554,553)	800,414	1,084,776	846,545	846,379
Discontinued Operations Income Gain on Sale of Guildsoft Operations	—	—	—	—	17,096
Income from Discontinued Operations	—	—	—	—	17,096
Net (Loss) Income	$(554,553)	$800,414	$1,084,776	$846,545	$863,475

Net (Loss) Income from Continuing Operations per Common Share:
Basic	$(0.10)	$0.15	$0.21	$0.16	$0.17
Diluted	$(0.10)	$0.14	$0.19	$0.16	$0.16

Net (Loss) Income per Common Share:
Basic	$(0.10)	$0.15	$0.21	$0.16	$0.17
Diluted	$(0.10)	$0.14	$0.19	$0.16	$0.16

Balance Sheet Data September 30,	2006	2005	2004	2003	2002

Total Assets	$16,025,094	$13,412,256	$12,628,794	$10,503,942	$9,454,466
Working Capital (Deficiency)	(2,466,168)	3,487,484	2,547,879	3,407,639	2,022,702
Long-Term Obligations	265,365	—	125,373	3,115	12,795
Shareholders’ Equity	6,955,374	7,305,764	6,435,929	5,138,115	4,060,212

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of Datawatch and its subsidiaries which appear elsewhere in this Annual Report on Form 10-K.

GENERAL

Introduction

Datawatch is engaged in the design, development, manufacture, marketing, and support of business computer software primarily for the Windows-based market. Its products address the enterprise content management and reporting, business intelligence, data replication, business service management and help desk markets.

Datawatch’s principal products included in Desktop and Server Software, Report Management and Business Service Management Solutions are:  Monarch, a desktop report mining and business intelligence application that lets users extract and manipulate data from ASCII report files, PDF files or HTML files produced on any mainframe, midrange, client/server or PC system; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; Monarch|MS, a web-based report mining and analysis solution that integrates with any existing COLD/ERM, document or content management archiving solution; Datawatch|ES, a web-enabled business information portal, providing complete report management, business intelligence and content management, and the ability to analyze data within reports derived from existing reporting systems with no new programming or report writing; Datawatch|BDS, a system for high-volume document capture, archiving, and online presentation; Datawatch|Researcher, a .NET based content and data aggregation solution that searches inter-related data, documents, and communications scattered over multiple and disparate repositories, then merges and analyzes the results into comprehensive actionable case records; Visual|QSM, a fully internet-enabled IT support solution that incorporates workflow and network management capabilities and provides web access to multiple databases via a standard browser; Visual|Help Desk or Visual|HD, a web-based help desk and call center solution operating on the IBM Lotus Domino platform; and VorteXML, a data transformation product for the emerging XML market that easily and quickly converts structured text output from any system into valid XML for web services and more using any DTD or XDR schema without programming.

On August 11, 2004, Datawatch acquired 100% of the shares of Mergence Technologies Corporation, which subsequently changed its name to Datawatch Technologies, in exchange for $2,500,000 in cash and incurred $96,691 in direct costs.  The purchase agreement also included a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product for a period of six years, not all Mergence products are subject to royalties. The activities of Mergence from August 11, 2004 are included in the Company’s consolidated financial statements. See Note 2 to the consolidated financial statements which appear elsewhere herein for more detailed financial information on the acquisition of Mergence.

On May 3, 2006, Datawatch acquired certain assets of ClearStory Systems, Inc’s Integrated Document Archiving and Retrieval Systems (“IDARS”) business in exchange for $4,349,000 in cash and incurred $441,000 in direct costs. The purchase agreement also included a provision for quarterly cash payments for a period of eighteen months equal to 30% of revenue, as defined, of the Datawatch|BDS product excluding the first $337,500 of revenue. These amounts will be charged to goodwill as additional purchase price, as incurred. At September 30, 2006, the Company has accrued approximately $215,000 related to future earn out payments. The activities of the IDARS business from May 3, 2006 are included in the Company’s consolidated financial statements.  See Note 2 to the Consolidated Financial Statements for more detailed financial information on the acquisition of the IDARS business.

During the first quarter of fiscal 2004, the Company introduced a subscription sales model for the sale of its enterprise products.  The Company continues to offer its enterprise products through the sale of perpetual licenses and introduced the subscription pricing model to allow customers to begin using the Company’s products at a lower initial cost of software acquisition. Subscriptions automatically renew unless terminated with 90 days notice.  The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The initial subscription rate is the same as the renewal rate. During fiscal 2004, 2005 and 2006, customer interest in and acceptance of the subscription model has been increasing as evidenced by a greater than 36% growth in subscription revenue, from approximately $451,000 to approximately $615,000, during fiscal 2006 as compared to fiscal 2005.

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

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are generally sold directly to end-users. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers.  Sales to distributors and resellers accounted for approximately 33%, 31% and 29%, of total sales for fiscal years 2006, 2005 and 2004, respectively. Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of an arrangement exists and there are no significant obligations remaining.  Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by Statement of Position No. 97-2, “Software Revenue Recognition.” The Company’s software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations of the Company.

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

The Company also sells its Enterprise Software using a subscription model. At the time a customer enters into a binding agreement to purchase a subscription, the customer is invoiced for an initial 90 day service period and an account receivable and deferred revenue are recorded. Beginning on the date the software is installed at the customer site and available for use by the customer, and provided that all other criteria for revenue recognition are met, the deferred revenue amount is recognized ratably over the period the service is provided. The customer is then invoiced every 90 days and, in accordance with SOP 97-2, revenue is recognized ratably over the period the service is provided. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The initial subscription rate is the same as the renewal rate. Subscriptions can be cancelled by the customer at any time by providing 90 days written notice.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, and VorteXML sold directly to end-users, include a guarantee under which such customers may return products within 30 to 60 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in Statement of Financial Accounting Standards No. 48, “Revenue Recognition when Right of Return Exists” (“SFAS No. 48”).

Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by the Company. The Company’s returns reserves were $78,836 and $123,315 as of September 30, 2006 and 2005, respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the collectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on the Company’s financial position and results of operations. The Company’s allowance for doubtful accounts was $193,426 and $293,943 as of September 30, 2006 and 2005, respectively.

Deferred Tax Assets

The Company has deferred tax assets related to net operating loss carryforwards and tax credits that expire at different times through and until 2021. At September 30, 2006, the Company had U.S. federal tax loss carryforwards of approximately $7.6 million, expiring at various dates through 2021, including $520,000 resulting from the Mergence acquisition undertaken during 2004 which are subject to additional annual limitations as a result of the changes in Mergence’s ownership, and had approximately $2.0 million in state tax loss carryforwards, which also expire at various dates through 2021. An alternative minimum tax credit of approximately $148,000 is available to offset future regular federal taxes. Research and development credits of approximately $418,000 expire beginning in 2011. In addition, the Company has the following foreign net operating loss carryforwards: United Kingdom losses of $8.0 million with no expiration date, France losses of $130,000 with no expiration date, Germany losses of $2.0 million with no expiration date and Australia losses of $2.0 million with no expiration date.

Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets.  Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. The Company’s domestic operations have been profitable during the past four years while international operations have continued to generate operating losses. Accordingly, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance, previously provided against the deferred tax assets, continues to be provided. Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in the Company concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes. Total net deferred tax assets subject to a valuation allowance were approximately $4.7 million as of September 30, 2006. In relation to the recent asset purchase of the IDARS business, the applicable goodwill associated with this purchase has an indefinite life for US GAAP purposes but is deductible over a 15 year life for tax reporting purposes. Accordingly, for each reporting period, the Company will record deferred tax expense and an offsetting deferred tax liability on this difference in tax amortization of intangibles with indefinite lives based on the Company’s effective tax rate for the period. The deferred tax expense recorded for the year ended September 30, 2006 was $35,550.

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred.  Commencing upon initial product release, capitalized costs are amortized to the cost of software licenses using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product) which is generally 24 to 72 months. The Company’s capitalized software was $473,114 and $583,158 at September 30, 2006 and 2005, respectively.

Goodwill, Other Intangible Assets and Other Long-Lived Assets

The Company performs an evaluation of whether goodwill is impaired annually or when events occur or circumstances change that would more likely than not reduce the fair value of the applicable reporting unit below its carrying amount. The annual impairment analysis is performed each May of the applicable fiscal year.  Fair value is determined using market comparables for similar businesses, current market valuations of our common stock, or forecasts of discounted future cash flows. The Company also reviews other intangible assets and other long-lived assets when an indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Should the fair value of the Company’s long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary.  No impairment charges were taken during fiscal 2006.

Accounting for stock-based compensation

With the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) on October 1, 2005, the Company is required to record the grant date fair value of stock-based compensation awards as compensation costs. For the fiscal year ended September 30, 2006, the Company recorded stock-based compensation expense of $67,137. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

The Company uses an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities of the underlying stock which are obtained from public data sources. The Company believes this approach results in a reasonable estimate of volatility. For stock option grants issued during the fiscal year ended September 30, 2006, the Company used a weighted-average expected stock-price volatility of 96% based upon the implied volatility at the time of issuance.

With regard to the weighted-average option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect. For stock option grants issued during the year ended September 30, 2006, the Company used a weighted-average expected option life assumption of 5 years.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from the Company’s consolidated financial statements.  The operating results for any period should not be considered indicative of the results expected for any future period.

	Year Ended September 30,
	2006	2005	2004
REVENUE:
Software licenses and subscriptions	63.2%	66.2%	64.3%
Maintenance and services	36.8%	33.8%	35.7%
Total Revenue	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	10.9%	11.7%	13.4%
Cost of maintenance and services	19.0%	16.0%	14.0%
Sales and marketing	43.9%	40.4%	39.5%
Engineering and product development	10.1%	9.4%	7.5%
General and administrative	18.7%	19.3%	20.9%
Total costs and expenses	102.6%	96.8%	95.3%
(LOSS) INCOME FROM OPERATIONS	(2.6)%	3.2%	4.7%
Interest expense	(0.1)%	0.0%	0.0%
Interest income and other income, net	0.2%	0.4%	0.2%
(LOSS) INCOME BEFORE INCOME TAXES	(2.5)%	3.6%	4.9%
(Provision) benefit for income taxes	(0.2)%	0.1%	0.7%
NET (LOSS) INCOME	(2.7)%	3.7%	5.6%

Fiscal Year Ended September 30, 2006 as Compared to

Fiscal Year Ended September 30, 2005

Total Revenues

The following table presents total revenue, total revenue increase (decrease) and percentage change in total revenue for the years ended September 30, 2006 and 2005:

	Year Ended September 30,		Increase	Percentage
	2006	2005	(Decrease)	Change
Software licenses and subscriptions	$13,145,591	$14,232,946	$(1,087,355)	(7.6)%
Maintenance and services	7,665,653	7,278,649	387,004	5.3%

Total revenue	$20,811,244	$21,511,595	$(700,351)	(3.3)%

Revenue for the fiscal year ended September 30, 2006 was $20,811,244, which represents a decrease of $700,351 or approximately 3% from revenue of $21,511,595 for the fiscal year ended September 30, 2005. For fiscal 2006 Monarch (including Monarch Data Pump and VorteXML), Visual|QSM and Visual|HD, Datawatch|ES (including Monarch|RMS, Datawatch|Researcher and iMergence iStore) and Datawatch|BDS revenue accounted for 58%, 22%, 15% and 5% of total revenue, respectively, as compared to 59%, 26%, 15% and 0%, respectively, for fiscal 2005. The slight decrease in revenue can be attributed primarily to fewer license sales of Monarch due to fiscal 2006 being a non-upgrade release year for that product.

Software license and subscription revenue for the fiscal year ended September 30, 2006 was $13,145,591 or approximately 63% of total revenue, as compared to $14,232,946 or approximately 66% of total revenue for the fiscal year ended September 30, 2005. This represents a decrease of $1,087,355 or approximately 8% from fiscal 2005. The overall decrease in license revenue during fiscal 2006 includes a $770,000 decrease in Monarch license revenue (which also includes the Monarch Data Pump and VorteXML products), a $105,000 decrease in

the Report Management license and subscription revenue (which includes Datawatch|ES, Monarch|RMS, Datawatch|Researcher and iMergence iStore) and a $320,000 decrease in Business Service Management license and subscription revenue (which includes Visual|QSM and Visual|Help Desk), offset by a $108,000 increase in new Datawatch|BDS license revenues.  The Datawatch|BDS license revenue for fiscal 2006 is attributable to new products which were acquired in connection with the Company’s acquisition of the Integrated Document Archiving and Retrieval Systems (“IDARS”) business from ClearStory Systems, Inc. in May 2006. The Company attributes the decrease in Monarch software license revenue to the lack of a new release during fiscal 2006 as well as reduced customer spending during the year. The Company’s most recent upgrade to Monarch V8 was released in March 2005. The Company partially attributes the overall revenue decrease in Business Service Management license and subscription revenue to foreign exchange variances as the US dollar strengthened against most European currencies during most of the fiscal year ended September 30, 2006 as compared to the previous fiscal year.

Maintenance and services revenue for the fiscal year ended September 30, 2006 was $7,665,653 or approximately 37% of total revenue, as compared to $7,278,649 or approximately 34% of total revenue for the fiscal year ended September 30, 2005. This represents an increase of $387,004 or approximately 5% from fiscal 2005. The overall increase in maintenance and service revenue includes a $242,000 increase in Monarch revenue and a $921,000 increase in BDS revenue.  These increases were partially offset by decreases in Report Management maintenance and services revenues of $150,000 (which includes maintenance for Datawatch|ES, Monarch|RMS, Datawatch|Researcher and iMergence iStore) and Business Service Management maintenance and services revenues of $626,000 (which includes maintenance for Visual|QSM and Visual|Help Desk).  The BDS maintenance and service revenue for fiscal 2006 is related to the new products which were acquired in connection with the Company’s acquisition of the Integrated Document Archiving and Retrieval Systems (“IDARS”) business from ClearStory Systems, Inc. in May 2006. The Company attributes the overall increases in maintenance and services revenue to continued customer loyalty, which has resulted in high renewal rates for annual maintenance service contracts and an increased demand for professional services from existing customers, which also includes upgrades and additional training. The decrease in maintenance revenue for the Business Service Management product line was the result of lower renewal rates of annual maintenance contracts from existing customers due a mature market for the product. The decrease in Business Service Management maintenance and services also resulted in less demand for professional services work related to this product line.  No significant product upgrades were introduced within the Visual|QSM or Visual|Help Desk product lines during fiscal year 2006.

Costs and Operating Expenses

The following table presents costs and operating expenses, increase/(decrease) in costs and operating expenses and percentage changes in costs and operating expenses for the years ended September 30, 2006 and 2005:

	Year Ended September 30,		Increase /	Percentage Increase /
	2006	2005	(Decrease)	(Decrease)
Costs of software licenses and subscriptions	$2,268,458	$2,515,060	$(246,602)	(9.8)%
Costs of maintenance and services	3,949,314	3,438,319	510,995	14.7%
Sales and marketing expenses	9,135,527	8,686,672	448,855	5.2%
Engineering and product development expenses	2,093,707	2,031,280	62,427	3.1%
General and administrative expenses	3,898,474	4,151,894	(253,420)	(6.1)%

Total costs and operating expenses	$21,345,480	$20,823,225	$522,255	2.5%

Cost of software licenses and subscriptions for the fiscal year ended September 30, 2006 was $2,268,458 or approximately 17% of software license and subscription revenues, as compared to $2,515,060 or approximately 18% of software license revenues for the fiscal year ended September 30, 2005. Costs of software licenses and subscriptions as a percentage of software licenses and subscription revenue have remained consistent year over year.

Cost of maintenance and services for the fiscal year ended September 30, 2006 was $3,949,314 or approximately 52% of maintenance and service revenues, as compared to $3,438,319 or approximately 47% of maintenance and service revenues, for the fiscal year ended September 30, 2005. This increase was primarily due to an increase in headcount of consulting and training staff. The IDARS acquisition added several individuals to the consulting staff headcount. The increase can also be attributed to the increasing subscription sales. As the Company continues to see a slight shift in selling more subscription term licenses, revenues are recognized over future periods rather than at the point of sale, while the associated professional services costs and systems installation costs are incurred during the period for the project work associated with the implementation of the systems for these customers.

Sales and marketing expenses were $9,135,527 for the fiscal year ended September 30, 2006, which represents an increase of $448,855 or approximately 5%, from $8,686,672 for the fiscal year ended September 30, 2005. This increase is primarily attributable to increased sales staff personnel, increased headcount from the IDARS acquisition, higher salaries and other related expenses, increased marketing expenses for lead generation, and trade show expense. During fiscal year 2004, the Company made a strategic decision for additional investments within the sales and marketing programs to improve upon the Company’s top-line revenue growth initiatives. This additional investment focus was continued throughout the 2005 and 2006 fiscal years.

During the first quarter of fiscal 2007, the Company initiated and completed a restructuring plan in an effort to reduce costs and focus on key areas of the business.  The restructuring plan was limited to one of the Company’s wholly owned subsidiaries, Datawatch International Limited (“DWI”) and resulted in charges for severance benefits and related costs for nine terminated employees of approximately $128,000.  All of these costs will be charged in the first quarter of fiscal 2007 and none were accrued or incurred in fiscal 2006. The Company anticipates annual sales and marketing expense savings from this restructuring to approximate $1.2 million.

Engineering and product development expenses were $2,093,707 for the fiscal year ended September 30, 2006, which represents an increase of $62,427 or approximately 3% from $2,031,280 for the fiscal year ended September 30, 2005. This increase is primarily attributable to the additional headcount resulting from the IDARS acquisition offset by cost savings attributable to the transitioning of previously outsourced development activities in-house. The Company will continue to use third-party development activities in conjunction with in-house development for the foreseeable future, but will rely more on the Company’s in-house engineering and product development capabilities.

General and administrative expenses were $3,898,474 for the fiscal year ended September 30, 2006, which represents a decrease of $253,420 or approximately 6% from $4,151,894 for the fiscal year ended September 30, 2005. This decrease is primarily attributable to a reduction in overhead costs including a small reduction in headcount and the related wage and employee benefit savings totaling approximately $99,000. During fiscal 2006 there was an emphasis on managing administrative costs with certain reductions to lower investor relation costs and a reduction in the allowance for doubtful accounts, due to the improvement in overall collection efforts. In addition, the Company experienced savings attributable to lower management incentive bonuses of approximately $100,000 due to the Company’s net loss for the fiscal year and lower accounting costs attributable to a delay in the Company’s implementation of Section 404 of the Sarbanes-Oxley Act as a result of the one year extension for compliance granted by the Securities and Exchange Commission.

Net loss for the year ended September 30, 2006 was $554,553, which compares to net income of $800,414 for the year ended September 30, 2005. Net loss for fiscal year 2006 includes a tax provision of approximately $36,000 while net income for fiscal year 2005 includes a tax benefit of $22,000.

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

Revenue for the fiscal year ended September 30, 2005 was $21,511,595, which represents an increase of $2,176,449 or approximately 11% from revenue of $19,335,146 for the fiscal year ended September 30, 2004.   For fiscal 2005 Monarch (including Monarch Data Pump and VorteXML and Redwing), Datawatch|ES (including Monarch|RMS, Datawatch|Researcher and iMergence iStore) and Visual|QSM and Visual|HD revenue accounted for 59%, 15% and 26% of total revenue, respectively, as compared to 56%, 14% and 30%, respectively, for fiscal 2004.

Software license and subscription revenue for the fiscal year ended September 30, 2005 was $14,232,946 or approximately 66% of total revenue, as compared to $12,441,667 or approximately 64% of total revenue for the fiscal year ended September 30, 2004.  This represents an increase of $1,791,279 or approximately 14% from fiscal 2004 to fiscal 2005.  The overall increase in license revenue during fiscal 2005 consists of a $1,421,000 increase in Monarch license revenue (which also includes the Monarch Data Pump and VorteXML products), a $324,000 increase in the Report Management license and subscription revenue (which includes Datawatch|ES, Monarch|RMS, Datawatch|Researcher and iMergence iStore), and a $46,000 increase in Business Service Management license and subscription revenue (which includes Visual|QSM and Visual|Help Desk).  The $324,000 net increase in the Report Management license and subscription revenue includes an increase of $532,000 from the Researcher and iMergence iStore products, which were new products from the Mergence acquisition.  This increase offsets a $208,000 decrease in revenues from Datawatch|ES.  The $46,000 net increase in Business Service Management license and subscription revenue consists of a $113,000 increase in Visual|QSM revenue, which offset a $67,000 decrease in Visual|HD revenue.  The Company attributes the increase in Monarch software license revenue to the release of a new version of Monarch V8 in March 2005, and also to customers who increased their capital spending as a result of a an improved domestic economic outlook.  The Company attributes the decrease in Visual|HD software license and subscription revenue to intensified competitive pressure to reduce pricing for a product in a mature market.

Maintenance and services revenue for the fiscal year ended September 30, 2005 was $7,278,649 or approximately 34% of total revenue, as compared to $6,893,479 or approximately 36% of total revenue for the fiscal year ended September 30, 2004.  This represents an increase of $385,170 or approximately 6% from fiscal 2004 to fiscal 2005. The overall increase in maintenance and service revenue consists of a $401,000 increase in Monarch revenue, and a $303,000 increase in Report Management revenue (which includes maintenance for Datawatch|ES, Monarch|RMS, Datawatch|Researcher and iMergence iStore).  These increases were partially offset by decreases in Business Service Management maintenance and services revenues of $319,000 (which includes maintenance for Visual|QSM and Visual|Help Desk). The $303,000 net increase in Report Management revenue includes both a $409,000 increase related to Researcher and iMergence iStore products, which were new products from the Mergence acquisition, offset by a $106,000 decrease in Datawatch|ES revenue.  The Company attributes the overall increases in maintenance and services revenue to continued customer loyalty, which has resulted in high renewal rates for annual maintenance service contracts and an increased demand for professional services from existing customers, which also includes upgrades and additional training. The decrease in maintenance revenue for the Business Service Management product line was the result of lower renewal rates of annual maintenance contracts from existing customers due a mature market for the product.  The decrease in Business Service Management maintenance and services also resulted in less demand for professional services work related to this product line. No significant product upgrades were introduced within the Visual product lines during fiscal year 2005.

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

General and administrative expenses were $4,151,894 for the fiscal year ended September 30, 2005, which represents an increase of $115,214 or approximately 3% from $4,036,680 for the fiscal year ended September 30, 2004.  This increase is primarily attributable to overall growth in the business and certain costs incurred during the year in relation to the Company preparing for its Sarbanes-Oxley 404 Internal Control documentation and preparation (“SOX 404”) and acceleration of un-vested stock options.  The Company’s external SOX 404 costs were approximately $35,000.  In September 2005 the Company accelerated all un-vested stock options and incurred a charge of approximately $47,000.  See Note 8 to the consolidated financial statements which appear elsewhere herein for more detailed information on the stock option acceleration.

Net income for the year ended September 30, 2005 was $800,414, which compares to net income of $1,084,776 for the year ended September 30, 2004.  Net income for fiscal year 2005 and fiscal year 2004 include a tax benefit of $22,000 and $126,650, respectively.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities and equipment in the U.S. and overseas under noncancelable operating leases that expire through 2011. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $631,899, $663,664 and $678,677 for fiscal 2006, 2005 and 2004, respectively.

As of September 30, 2006, contractual obligations include minimum rental commitments under noncancelable operating leases as follows:

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$1,152,602	388,712	429,175	334,715	—

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $1,601,757, $1,659,308 and $1,677,231 respectively, for the years ended September 30, 2006, 2005 and 2004.  The Company is not obligated to pay any minimum amounts for royalties.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product until September 30, 2010. Not all Mergence products are subject to royalties. The Company expensed approximately $5,075 and $10,400 for the years ended September 30, 2006 and 2005, respectively for royalty payments to Mergence.  See Note 2 to the Consolidated Financial Statements for more detailed financial information on the acquisition of Mergence.

On May 3, 2006, the Company acquired certain assets of ClearStory Systems, Inc’s. IDARS business. The initial acquisition cost for IDARS was approximately $4,790,000, consisting of $4,349,000 in cash and direct acquisition costs of approximately $441,000.  The acquisition also includes an 18-month earn-out payment equal to 30% of net revenues of products from the IDARS business excluding the first $337,500 of revenues. The earn-out payment will be considered additional purchase price and will be recorded as additional goodwill. At September 30, 2006, the Company has accrued approximately $215,000 related to such earn-out payments. In accordance with the asset purchase agreement, the initial earn-out payments are due in March 2007. See Note 2 to the Consolidated Financial Statements for more detailed financial information on the acquisition of IDARS.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2006.

At September 30, 2006, restricted cash consisted of a $125,000 security deposit in the form of an irrevocable letter of credit held in escrow for the landlord of the Company’s Chelmsford, MA corporate offices. At September 30, 2005, restricted cash consisted of $268,299 for security deposits to provide credit support for rent payments to the landlord of the Company’s former headquarters located in Lowell, MA, and $125,000 held in escrow for the sellers of Mergence (see Note 2).

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2006.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2006.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy limits the Company’s exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash balances, the short-term financing facility and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At September 30, 2006, the Company had $1,861,000 of cash and equivalents, a decline of $3,039,214 from September 30, 2005.  This decline is principally attributable to the acquisition of IDARS of $4,575,392 offset by $1 million borrowing on the Company’s line of credit with a bank in connection with the IDARS acquisition. At September 30, 2006, the Company had a working capital deficit of $2,466,000 as compared to working capital of $3,487,000 as of September 30, 2005, which is primarily a result of deferred revenue of $4,468,000 as of September 30, 2006. The Company’s deferred revenue balance increased $1,546,000 principally as a result of the IDARS acquisition. The Company expects cash flows from operations to improve as the Company anticipates releasing new versions of all of its main product offerings during the fiscal year ended September 30, 2007 and cost savings expected from the first quarter restructuring. However, if the Company’s cash flow from operations does not improve, we may need to consider further reductions to our operating expenses. The Company does not anticipate additional cash requirements to fund significant growth or the acquisition of complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements.

The Company had a net loss of approximately $(555,000) for the year ended September 30, 2006 as compared to net income of approximately $800,000 and $1,085,000, respectively, for the years ended September 30, 2005 and 2004.  During the years ended September 30, 2006 and 2005, approximately $975,000 and $1,163,000, respectively, of cash was provided by the Company’s operations. During fiscal year 2006, the main source of cash from operations was a decrease in accounts receivable as a result of an increase in cash collections during the period and the main adjustment to reconcile net income to operating cash flows was depreciation and amortization. The Company also received proceeds of $139,489 from its landlord for tenant improvements related to its Chelmsford facility which is classified as cash provided by operations. Working capital as of September 30, 2006 was $(2,466,000) as compared to $3,756,000 as of September 30, 2005.  The negative working capital is primarily the result of deferred revenue of $4,468,000 at September 30, 2006.

Net cash used in investing activities for the year ended September 30, 2006 of $5,225,579 is primarily the result of the net cash investment in the acquisition of the IDARS business from ClearStory Systems, Inc. and the purchase of fixed assets which included leasehold improvements, furniture and fixtures and computer equipment and software related to the new US facility and upgrading its IT infrastructure.

Net cash provided by financing activities for the year ended September 30, 2006 of $1,181,192 is primarily related to cash received from a $1 million borrowing on the Company’s line of credit with a bank and cash received from the exercise of employee stock options.

On April 20, 2006, the Company entered into a one-year Loan and Security Agreement (“Loan Agreement”) with a bank, as amended on August 2, 2006. The Loan Agreement established two revolving $1.5 million lines of credit, for a total of $3.0 million. The Company can borrow under the first line of credit based on a formula percentage based on the Company’s eligible accounts receivable balance. There is no borrowing base formula for the second line of credit. The Loan Agreement requires the Company to maintain certain specified cash flow and liquidity levels.

At September 30, 2006, the Company was in default on its Loan Agreement covenant to maintain the minimum level of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) less capital expenditures, as defined.  Under a Second Loan Modification Agreement (“Modification Agreement”) dated as of November 27, 2006, the bank has agreed to waive this covenant for the Company for the three month period ended September 30, 2006, suspend this covenant for the three month periods ended October 31, 2006 and November 30, 2006, and to reduce the required EBITDA from $500,000 to $250,000 for each of the three month periods ending January 31, 2007 and thereafter. Additionally, the Modification Agreement changes the interest rate applicable to borrowings under the first line of credit. Under this line of credit, from July 31, 2006 until November 27, 2006, the interest rate was equal to the prime rate plus 1.50%, which was reduced to the prime rate plus 1.00% until five days after the Company delivers its December 31, 2006 financial statements indicating it is in compliance with all financial covenants under the Loan Agreement. Thereafter, the interest rate is further reduced to prime rate plus 0.50% for the remainder of the Loan Agreement. The interest rate for the second line of credit remains unchanged. No additional borrowings from the June 30, 2006 borrowing level will be available to the Company until December 31, 2006.

On May 3, 2006, the Company acquired certain assets of ClearStory Systems, Inc’s. Integrated Document Archiving and Retrieval Systems (“IDARS”) business. The acquisition of IDARS was consummated pursuant to an asset purchase agreement dated as of March 10, 2006 among the Company and Clearstory Systems, Inc. The purchase agreement includes a provision for quarterly cash payments over an 18 month period equal to 30% of net revenues of products from the IDARS business excluding the first $337,500 of revenues. The earn-out payment will be considered additional purchase price and will be recorded as additional goodwill when incurred. At September 30, 2006, the Company accrued approximately $215,000 related to such earn-out payments with a corresponding increase in goodwill. In accordance with the asset purchase agreement, the initial earn-out payments are due in March 2007.

The Mergence purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product for a period of six years.  As the cash payments are based on recognized revenue and no minimum payments are required, they are not expected to have a significant impact on the Company’s liquidity or cash flows. See the section titled “Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments” included elsewhere herein for a more complete disclosure of the Company’s commitments and contingent liabilities.

An existing agreement between Datawatch and Math Strategies grants the Company exclusive worldwide rights to use and distribute certain intellectual property owned by Math Strategies and incorporated by the Company in its Monarch, Monarch Data Pump, VorteXML and certain other products. On April 29, 2004, the Company entered into a two year Option Purchase Agreement with Math Strategies giving the Company the option to purchase these intellectual property rights for $8 million. This option, if exercised, would provide the Company with increased flexibility to utilize the purchased technology in the future. In February 2006, the Company entered into an amendment to the original agreement with Math Strategies dated January 19, 1989.  Pursuant to the amendment to the license agreement, the term of the license agreement was extended to April 30, 2015. In conjunction with the license amendment, the Company also entered into an amendment to the Option Purchase Agreement dated as of April 29, 2004. Under the option purchase amendment, the option has been extended until April 30, 2015. The option purchase amendment changes the purchase price for the option to a formula price based on a multiple of the aggregate royalties paid to Math Strategies by the Company for the four fiscal quarters preceding the exercise of the option.

Management believes that the Company’s current operations have not been materially impacted by the effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effects that adoption of FIN 48 will have on the Company’s financial position, cash flows and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Market Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements and liabilities in interim and annual reporting periods subsequent to initial recognition.  Prior to SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions in GAAP.  SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning January 1, 2008.  The effect of adoption on the Company’s financial position and results of operations have not been determined.

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SAB is effective for fiscal years ending after November 15, 2006. Application of this SAB is not expected to impact the Company’s financial position, results of operations or cash flows.

Item 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At September 30, 2006, the Company did not hold any derivative financial instruments or commodity instruments.  The Company holds no investment securities that possess significant market risk.

Primary Market Risk Exposures

The Company’s primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by the Company’s foreign subsidiaries and are denominated in local currency. Approximately 32%, 36% and 39% of the Company’s revenues for 2006, 2005 and 2004, respectively, were from foreign subsidiaries. In addition, approximately 36%, 37% and 37% of the Company’s expenses for fiscal 2006, 2005 and 2004, respectively, were from foreign subsidiaries.

The Company’s earnings exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to the Company’s international subsidiaries, if any, are usually considered to be of a long-term investment nature. Therefore, the majority of currency movements are reflected in the Company’s other comprehensive income. There are, however, certain situations where the Company will invoice customers in currencies other than its own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in other income (expense), net in our consolidated statements of operations. These have not been material in the past nor does management believe that they will be material in the future. Currently the Company does not engage in foreign currency hedging activities.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and the related notes thereto of Datawatch Corporation and the Report of Independent Registered Public Accounting Firm thereon are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Datawatch Corporation
Chelmsford, Massachusetts

We have audited the accompanying consolidated balance sheets of Datawatch Corporation and subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datawatch Corporation and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

December 29, 2006

DATAWATCH CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1,861,659	$4,900,873
Restricted cash	—	268,299
Accounts receivable, less allowance for doubtful accounts and sales returns of $272,000 in 2006 and $417,000 in 2005	3,786,136	4,097,283
Inventories	37,088	54,712
Prepaid expenses	653,304	541,108
Total current assets	6,338,187	9,862,275

Property and Equipment:
Office furniture and equipment	2,186,139	1,569,875
Manufacturing and engineering equipment	270,105	205,595
	2,456,244	1,775,470
Less accumulated depreciation and amortization	(1,327,121)	(1,259,058)
Net property and equipment	1,129,123	516,412

Goodwill	5,236,109	1,630,646
Other intangible assets, net	3,154,836	1,250,825
Restricted cash	125,000	125,000
Other	41,839	27,098
	$16,025,094	$13,412,256

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$1,000,000	$—
Accounts payable	1,302,000	1,042,755
Accrued expenses	1,818,930	2,013,994
Deferred revenue	4,468,116	2,921,519
Accrued acquisition costs – IDARS business	215,309	—
Escrow for Mergence shareholders	—	128,224
Total current liabilities	8,804,355	6,106,492

LONG-TERM LIABILITIES:
Deferred rent	229,815	—
Deferred tax liability	35,550	—
Total long-term liabilities	265,365	—

Commitments and Contingencies
SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 20,000,000 shares authorized; issued, 5,526,485 shares and 5,383,084 shares, respectively; outstanding, 5,512,239 shares and 5,368,838 shares, respectively	55,265	53,831
Additional paid-in capital	22,204,304	21,957,409
Accumulated deficit	(14,741,601)	(14,187,048)
Accumulated other comprehensive loss	(422,206)	(378,040)
	7,095,762	7,446,152
Less treasury stock, at cost, 14,246 shares	(140,388)	(140,388)
Total shareholders’ equity	6,955,374	7,305,764

	$16,025,094	$13,412,256

See notes to consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2006	2005	2004
REVENUE:
Software licenses and subscriptions	$13,145,591	$14,232,946	$12,441,667
Maintenance and services	7,665,653	7,278,649	6,893,479
Total Revenue	20,811,244	21,511,595	19,335,146
COSTS AND EXPENSES:
Cost of software licenses and subscriptions	2,268,458	2,515,060	2,582,627
Cost of maintenance and services	3,949,314	3,438,319	2,710,562
Sales and marketing	9,135,527	8,686,672	7,629,058
Engineering and product development	2,093,707	2,031,280	1,451,533
General and administrative	3,898,474	4,151,894	4,036,680
Total costs and expenses	21,345,480	20,823,225	18,410,460

(LOSS) INCOME FROM OPERATIONS	(534,236)	688,370	924,686
Interest expense	(18,114)	(2,899)	(622)
Interest income	40,715	84,687	61,062
Foreign currency transaction (losses) gains	(6,912)	8,256	(27,000)

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(518,547)	778,414	958,126
(PROVISION) BENEFIT FOR INCOME TAXES	(36,006)	22,000	126,650

NET (LOSS) INCOME	$(554,553)	$800,414	$1,084,776

Net (loss) income per share - Basic:	$(0.10)	$0.15	$0.21
Net (loss) income per share - Diluted:	$(0.10)	$0.14	$0.19

Weighted-Average Shares Outstanding - Basic	5,480,662	5,317,400	5,267,520
Weighted-Average Shares Outstanding - Diluted	5,480,662	5,773,585	5,753,433

See notes to consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended September 30, 2006, 2005 and 2004

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Income (Loss)	Shares	Amount	Total

BALANCE, SEPTEMBER 30, 2003	5,244,328	$52,443	$21,701,297	$(16,072,238)	$(402,999)		(14,246)	$(140,388)	$5,138,115
Issuance of common stock for Auxilor acquisition				—	—		—	—
Stock options exercised	70,780	708	127,324	—	—		—	—	128,032
Comprehensive income:
Translation adjustments	—	—	—	—	85,006	$85,006	—	—	85,006
Net income	—	—	—	1,084,776	—	1,084,776	—	—	1,084,776

Total comprehensive income						$1,169,782

BALANCE, SEPTEMBER 30, 2004	5,315,108	53,151	21,828,621	(14,987,462)	(317,993)		(14,246)	(140,388)	6,435,929
Stock options exercised	67,976	680	81,788	—	—		—	—	82,468
Stock option acceleration expense	—	—	47,000	—	—		—	—	47,000
Translation adjustments	—	—	—	—	(60,047)	$(60,047)	—	—	(60,047)
Net income	—	—	—	800,414	—	800,414	—	—	800,414

Total comprehensive income						$740,367
BALANCE, SEPTEMBER 30, 2005	5,383,084	53,831	21,957,409	(14,187,048)	(378,040)		(14,246)	(140,388)	7,305,764
Stock options exercised	143,401	1,434	179,758	—	—		—	—	181,192
FAS 123(R) expense			67,137						67,137
Comprehensive income:
Translation adjustments	—	—	—	—	(44,166)	$(44,166)	—	—	(44,166)
Net loss	—	—	—	(554,553)	—	(554,553)	—	—	(554,553)

Total comprehensive income (loss)						$(598,719)
BALANCE, SEPTEMBER 30, 2006	5,526,485	$55,265	$22,204,304	$(14,741,601)	$(422,206)		(14,246)	$(140,388)	$6,955,374

See notes to consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(554,553)	$800,414	$1,084,776
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	831,965	697,373	728,189
Allowances for doubtful accounts and sales returns	(149,713)	3,404	(29,425)
Loss (gain) on disposal of equipment	8,307	20,863	(9,862)
Stock-based compensation	67,138	47,000	—
Deferred income taxes	35,550	—	(148,000)
Changes in current assets and liabilities, net of effects of the acquisitions of Mergence Technologies and IDARS:
Accounts receivable	569,090	(479,533)	(347,499)
Inventories	22,262	12,592	38,852
Prepaid expenses and other	94,738	69,295	(27,568)
Accounts payable and accrued expenses	(196,833)	(74,766)	596,922
Deferred revenue	246,553	66,535	(221,809)
Cash provided by operating activities	974,504	1,163,177	1,664,576

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and fixtures	(911,787)	(343,309)	(216,825)
Proceeds from sale of equipment	2,337	4,364	15,188
Purchase of Mergence Technologies, net of cash acquired	—	—	(2,515,284)
Purchase of IDARS business, net of cash acquired	(4,575,392)	—	—
Capitalized software development costs	—	(42,775)	(190,825)
Decrease (increase) in restricted cash	268,299	(122,149)	373
Other assets	(9,036)	(19,212)	133,829
Cash used in investing activities	(5,225,579)	(523,081)	(2,773,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	181,192	82,468	128,032
Advances on line of credit	1,000,000	—	—
Principal payments on long-term obligations	—	—	(3,115)
Cash provided by financing activities	1,181,192	82,468	124,917

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	30,669	(82,323)	173,833

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(3,039,214)	640,241	(810,218)
CASH AND EQUIVALENTS, BEGINNING OF YEAR	4,900,873	4,260,632	5,070,850
CASH AND EQUIVALENTS, END OF YEAR	$1,861,659	4,900,873	$4,260,632
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$30,691	$2,899	$622
Income taxes paid	$5,963	$—	$43,000
Income tax refunds received	$—	$63,226	$1,500

See notes to consolidated financial statements.

DATAWATCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Datawatch Corporation (the “Company” or “Datawatch”) designs, develops, markets and distributes business computer software products. The Company also provides a wide range of consulting services, including implementation and support of its software products, as well as training on their use and administration. The Company is subject to a number of risks including dependence on key individuals, competition from substitute products and larger companies and the need for successful ongoing development and marketing of products.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Datawatch Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts and disclosures reported in the Company’s consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, sales returns reserve, useful lives of property and equipment and intangible assets, valuation of net deferred tax assets, business combinations, and valuation of goodwill and other intangible assets.

Revenue Recognition

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are generally sold directly to end-users. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers.  Sales to distributors and resellers accounted for approximately 33%, 31% and 29%, of total sales for the year ended September 30, 2006, 2005 and 2004, respectively. Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by the American Institute of Certified Public Accountant’s (AICPA) Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”).  The Company’s software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

Desktop and Server Software products are generally not sold in multiple element arrangements.  Accordingly, the price paid by the customer is considered the vendor specific objective evidence (“VSOE”) of fair value for those products. Enterprise Software sales are generally multiple element arrangements which include software license deliverables, professional services and post-contract customer support. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to a software license. In applying the residual method, the Company deducts from the sale proceeds the VSOE of fair value of the services and post-contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and do not involve modification or customization of the software or any unusual acceptance clauses or terms. Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post-contract customer support services is deferred and recognized ratably over the contract period (generally one year).

The Company also sells its Enterprise Software using a subscription model. At the time a customer enters into a binding agreement to purchase a subscription, the customer is invoiced for an initial 90 day service period and an account receivable and deferred revenue are recorded. Beginning on the date the software is installed at the customer site and available for use by the customer, and provided that all other criteria for revenue recognition are met, the deferred revenue amount is recognized ratably over the period the service is provided. The customer is then invoiced every 90 days and, in accordance with the SOP 97-2, revenue is recognized ratably over the period the service is provided.  The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The initial subscription rate is the same as the renewal rate. Subscriptions can be cancelled by the customer at any time by providing 90 days written notice.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on the Company’s financial position and results of operations.

For the fiscal years ended September 30, 2006, 2005 and 2004, changes to and ending balances of the allowance for doubtful accounts were approximately as follows:

	2006	2005	2004

Allowance for Doubtful Accounts Balance - Beginning of Year	$294,000	$230,000	$230,000
Additions to the Allowance of Doubtful Accounts	11,000	75,000	105,000
Deductions Against the Allowance for Doubtful Accounts	(112,000)	(11,000)	(105,000)
Allowance for Doubtful Accounts Balance - End of Year	$193,000	$294,000	$230,000

Sales Returns Reserve

The Company maintains reserves for potential future product returns.  The Company estimates future product returns based on its experience and history with the Company’s various distributors and resellers as well as by monitoring inventory levels at such companies. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required.  Adjustments are recorded as increases or decreases in revenue in the period of adjustment.  Actual returns have historically been within the range estimated by management. Actual results could differ from the reserve for sales returns recorded, and this difference may have a material effect on the Company’s financial position and results of operations.

For the fiscal years ended September 30, 2006, 2005 and 2004, changes to and ending balances of the sales returns reserve were approximately as follows:

	2006	2005	2004

Sales Returns Reserve Balance - Beginning of Year	$123,000	$186,000	$213,000
Additions to the Sales Returns Reserve	82,000	180,000	165,000
Deductions Against the Sales Returns Reserve	(126,000)	(243,000)	(192,000)
Sales Returns Reserve Balance - End of Year	$79,000	$123,000	$186,000

Capitalized Software Development Costs

The Company capitalizes certain software development costs upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of software licenses and subscriptions using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), generally 24 to 72 months.

For the fiscal years ended September 30, 2006, 2005 and 2004 amounts related to capitalized and purchased software development costs and purchased software were approximately as follows:

	2006	2005	2004

Capitalized and Purchased Software Balance - Beginning of Year	$583,000	$937,000	$697,000
Capitalized Software Development Costs	—	42,000	191,000
Capitalized Purchased Software	180,000	—	520,000
Amortization of Capitalized Software Development Costs and Purchased Software	(290,000)	(396,000)	(471,000)
Capitalized and Purchased Software Balance - End of Year	$473,000	$583,000	$937,000

Cash and Equivalents

Cash and equivalents include cash on hand, cash deposited with banks and highly liquid securities with original maturities of 90 days or less.

Concentration of Credit Risks and Major Customers

The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary and normal credit terms. One customer, Ingram Micro Inc., individually accounted for 15%, 19% and 20% of total revenue in 2006, 2005 and 2004, respectively. Ingram Micro Inc. accounted for 12% and 17% of outstanding gross trade receivables as of September 30, 2006 and 2005, respectively. One other customer, Tech Data Product Management, individually accounted for approximately 13% of total revenue in 2006. Tech Data Product Management accounted for 16% of outstanding gross trade receivables as of September 30, 2006. The Company sells to Ingram Micro Inc. and Tech Data Product Management under distribution agreements, which automatically renew for successive one-year terms unless terminated. Other than these two customers, no other customer constitutes a significant portion (more than 10%) of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

Deferred Revenue

Deferred revenue consisted of the following at September 30:

	2006	2005

Maintenance	$3,690,034	$2,531,973
Other	778,082	389,546

Total	$4,468,116	$2,921,519

Maintenance deferred revenue consists of the unearned portion of post-contract customer support services provided by the Company to customers who either purchased maintenance agreements for the Company’s products or represents the assumed contracts from the IDARS acquisition. Maintenance revenues are recognized on a straight-line basis over the term of the maintenance period, generally 12 months.

Other deferred revenue consists of deferred license, subscription and professional services revenue generated from arrangements that are invoiced in accordance with the terms and conditions of the arrangement but do not meet all the criteria for revenue recognition, and are, therefore, deferred until all revenue recognition criteria are met.

Inventories

Inventories consist of software components, primarily software manuals, compact disks and retail packaging materials. Inventories are valued at the lower of cost (first-in, first-out) method or market.

Property and Equipment

 Purchased equipment and fixtures are recorded at cost. Leased equipment accounted for as capital leases is recorded at the present value of the minimum lease payments required during the lease terms. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or over the terms, if shorter, of the related leases. Useful lives and lease terms range from one to seven years. Depreciation and amortization expense related to property and equipment was $362,769, $234,620 and $255,634 respectively, for the years ended September 30, 2006, 2005 and 2004. There were no items under capital leases as of September 30, 2006 or 2005.

Long-Lived Assets

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

Goodwill and Other Intangible Assets

Other intangible assets consist of capitalized software costs, acquired technology, patents, customer relationships, trademarks, trade names and non-compete agreements acquired through business combinations.  The values allocated to capitalized and purchased software costs, acquired technology, patents, tradenames and trademarks are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in cost of sales for software license and subscriptions. The values allocated to customer relationships and non-compete agreements are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in sales and marketing expenses. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

Goodwill and certain trademarks are not subject to amortization and are tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired, but if the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, must be measured (Step 2). An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

The Company has the following intangible assets, as of September 30, 2006 and 2005:

	Weighted	September 30, 2006			September 30, 2005
Identified Intangible Asset	Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	2	1,665,895	$1,648,058	$17,837	$1,665,895	$(1,483,015)	$182,880
Purchased software	5	700,000	244,723	455,277	520,000	(119,722)	400,278
Patents	20	159,967	16,417	143,550	159,967	(8,389)	151,578
Customer lists	10	1,790,000	138,230	1,651,770	130,000	(36,563)	93,437
Non-compete agreements	4	640,000	98,750	541,250	100,000	(22,500)	77,500
Trademarks	indefinite	345,152	—	345,152	345,152	—	345,152

Total	8 Years	$5,301,014	$2,146,178	$3,154,836	$2,921,014	$(1,670,189)	$1,250,825

The intangible asset amounts amortized to cost of software licenses and subscriptions totaled $350,573, $462,424 and $472,331, for fiscal 2006, 2005 and 2004, respectively.

As of September 30, 2006, the estimated future amortization expense related to amortizing intangible assets was as follows:

Year Ending September 30,

2007	$514,236
2008	458,204
2009	425,861
2010	352,113
2011	195,028
Thereafter	864,243

Total estimated future amortization expense	$2,809,685

Restricted Cash

At September 30, 2006, restricted cash consisted of a $125,000 security deposit in the form of an irrevocable letter of credit held in escrow for the landlord of the Company’s Chelmsford, MA corporate offices. At September 30, 2005, restricted cash consisted of $268,299 for security deposits to provide credit support for rent payments to the landlord of the Company’s former corporate headquarters located in Lowell, MA, and $125,000 held in escrow for the sellers of Mergence (see Note 2).

Fair Value Disclosure

The carrying amounts of cash and equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature.

Income Taxes

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

The following table presents the options and warrants that were not included in the computation of diluted net income per share, because the exercise price of the options or warrants was greater than the average market price of the common stock for the years ended September 30, 2006, 2005 and 2004:

	2006	2005	2004

Quantity of option shares and warrants not included	255,753	145,870	120,818
Weighted-average exercise price	$4.76	$5.86	$6.24

Foreign Currency Translations and Transactions

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at rates in effect at each balance sheet date. Revenues, expenses and cash flows are translated into U.S. dollars at average rates prevailing when transactions occur. The related translation adjustments are reported as a separate component of shareholders’ equity under the heading “Accumulated Other Comprehensive Loss.” Gains and losses resulting from transactions that are denominated in currencies other than the applicable unit’s functional currency are included in the operating results of the Company and were not material.

Advertising and Promotional Materials

Advertising costs are expensed as incurred and amounted to $324,810, $372,813 and $254,001 in 2006, 2005 and 2004, respectively. Direct mail/direct response costs are expensed as the associated revenue is recognized. The amortization period is based on historical results of previous mailers (generally three to six months from the date of the mailing). Direct mail expense was $32,860, $112,480 and $130,289 in 2006, 2005 and 2004, respectively. At September 30, 2006 and 2005, deferred direct mail/direct response costs were $4,424 and $6,157, respectively, and are included under the caption “prepaid expenses and other” in the accompanying consolidated balance sheets.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised

2004) (“SFAS 123(R)”), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock Based Compensation” and supersedes Accounting Principles Bulletin (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.”  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting.

On October 1, 2005 (the first day of the Company’s 2006 fiscal year), the Company adopted SFAS 123(R). The Company adopted SFAS 123(R) using a modified prospective application method, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this approach, the Company is required to record compensation cost for all share-based awards granted after the date of adoption and for the unvested portion of previously granted stock-based awards at the date of adoption. See additional Stock-Based Compensation disclosure in Note 8 to the Company’s Consolidated Financial Statements.

Comprehensive Income (Loss)

Currently, the only item other than net income (loss) that is included in comprehensive income (loss) is foreign currency translation adjustments. Foreign currency translation (losses) gains arising during 2006, 2005 and 2004 were ($44,166), ($60,047) and, $85,006 respectively.

Segment Information

The Company has determined that it has only one reportable segment meeting the criteria established under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s chief operating decision maker, (determined to be the Chief Executive Officer), does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based on the Company’s consolidated operating results. See Note 10 for information about the Company’s revenue by product lines and geographic operations.

Guarantees and Indemnifications

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. The Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2006 and 2005.

The Company is required by the lease related to its Chelmsford, Massachusetts facility to provide a letter of credit in the amount of $125,000 as a security deposit to provide credit support for payment to the landlord of amounts due under the lease.  As previously disclosed, cash on deposit providing security in the amount of this letter of credit is classified as part of restricted cash in the Company’s consolidated balance sheets at September 30, 2006. See Note 5 for disclosure of minimum rental commitments under non-cancelable operating leases.

In August 2004, the Company entered into a Stock Purchase Agreement for the acquisition of Mergence in which the Company made certain warranties regarding, among other things, its legal authority to enter into the agreement consummating the acquisition and its ability to continue in its business.  The Company further agreed to indemnify the sellers of Mergence and hold them harmless for any damages incurred or suffered arising out of any misrepresentation or breach of such warranties made by the Company in the agreement. The Company believes that no such misrepresentations or breaches of warranty exist, or are likely to exist in the future, and, accordingly, has recorded no liabilities related to such indemnification as of September 30, 2006 and 2005.

The Company enters into indemnification agreements in the ordinary course of business.  Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual and the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The

Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2006 and 2005.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2006 and 2005.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy limits the Company’s exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2006 and 2005.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effects that adoption of FIN 48 will have on the Company’s financial position, cash flows and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Market Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements and liabilities in interim and annual reporting periods subsequent to initial recognition.  Prior to SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions in GAAP.  SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning January 1, 2008.  The effect of adoption on the Company’s financial position and results of operations have not been determined.

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SAB is effective for fiscal years ending after November 15, 2006. Application of this SAB is not expected to impact the Company’s financial position, results of operations or cash flows.

2.  ACQUISITIONS

Integrated Document Archiving and Retrieval Systems Business

On May 3, 2006, the Company acquired certain assets and assumed certain liabilities of ClearStory Systems, Inc’s. Integrated Document Archiving and Retrieval Systems (“IDARS”) business. The acquisition of IDARS was consummated pursuant to an asset purchase agreement dated as of March 10, 2006 among the Company and Clearstory Systems, Inc. The acquisition cost for IDARS was approximately $4,790,000, consisting of $4,349,000 in cash and direct acquisition costs of approximately $441,000. Additional acquisition costs include an 18- month earn-out payment equal to 30% of net revenues of products from the IDARS business excluding the first $337,500 of revenues. The earn-out payment will be considered additional purchase price and will be recorded as additional goodwill when incurred. At September 30, 2006, the Company accrued approximately $215,000 related to such earn-out payments with a corresponding increase in goodwill. In accordance with the asset purchase agreement, the initial earn-out payments are due in March 2007. The Company borrowed $1 million from its existing line of credit prior to the May 3, 2006 closing to finance part of the acquisition price. IDARS’s results are included with those of the Company from the date of acquisition.

The following table presents the allocation of the purchase price paid for IDARS based on the estimated fair values of the acquired assets and assumed liabilities of IDARS as of May 3, 2006:

Current assets	$56,000
Property and equipment, net	64,000
Current liabilities	(125,000)
Deferred revenues	(1,190,000)
Goodwill	3,605,000
Acquired intangible assets:
Existing technology	180,000
Customer list	1,660,000
Non-compete agreement	540,000

Total purchase price	$4,790,000

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

The intangible asset for existing technology is for technologies developed by IDARS.  The Company has estimated the life of these products as five years.  The IDARS customer list and non-compete agreements have estimated lives of ten years and four years, respectively. The fair values for the existing technology, customer list and non-compete agreements will be amortized over their estimated life, subject to appropriate asset impairment assessments. Amortization of the intangible assets acquired as part of the IDARS acquisition totaled $140,417 from the date of acquisition through September 30, 2006.

The goodwill will be tested for impairment annually, or on an interim basis, if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.  Goodwill associated with this acquisition is deductible for tax purposes and has a 15 year amortization period for tax purposes.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of IDARS had occurred on October 1, 2004:

	Years Ended September 30,
	2006	2005

Sales	$23,348,000	$28,409,000
Net income	$316,000	$2,899,000

Earnings per share - basic	$0.06	$0.55
Earnings per share - diluted	$0.06	$0.50

(a) Based on the historical statements of operations of Datawatch for the years ended September 30, 2006 and 2005, and the historical statements of operations of IDARS for the years ended March 31, 2006 and 2005.

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Mergence Technologies Corporation

On August 11, 2004, the Company acquired 100% of the outstanding shares of Mergence Technologies Corporation for an acquisition cost of $2,596,691 comprised of $2,500,000 in cash and direct costs of $96,691. The Mergence purchase agreement also includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of the revenues, as defined, of Mergence’s Researcher product for a period of six years, not all Mergence products are subject to royalties. Such amounts were expensed as a cost of revenue as the Researcher products were sold. The Company expensed $5,075 and $10,400 for 2006 and 2005, respectively.

The Mergence purchase agreement included an amount of $125,000 to be held in escrow for the sellers of Mergence and was to be paid 55 days after September 30, 2005, unless the sellers owe any damages or unresolved claims to the buyer. The escrow amount was paid to the sellers of Mergence during fiscal 2006.

Mergence was acquired to broaden and expand the Company’s product offerings. Mergence’s results are included with those of the Company from the date of acquisition.

3.                    INVENTORIES

Inventories consisted of the following at September 30:

	2006	2005

Raw materials	$17,900	$28,406
Finished goods	19,188	26,306

Total	$37,088	$54,712

4.                      ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30:

	2006	2005

Accrued salaries and benefits	$347,144	$280,136
Accrued royalties and commissions	932,890	1,095,758
Accrued professional fees	255,285	312,606
Other	283,611	325,494

Total	$1,818,930	$2,013,994

5.                      COMMITMENTS

Leases

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire through 2011. The lease agreements generally provide for the payment of minimum annual rentals, pro-rata share of taxes, and maintenance expenses. Rental expense for all operating leases was $631,899, $663,664 and $678,677 for the years ended September 30, 2006, 2005 and 2004, respectively.  Certain of the Company’s facility leases include options to renew.

As of September 30, 2006, minimum rental commitments under noncancelable operating leases are as follows:

Year Ending September 30,

2007	$388,712
2008	237,222
2009	191,953
2010	195,458
2011	139,257

Total minimum lease payments	$1,152,602

Royalties

The Company is committed to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products.  Royalty expense included in cost of software licenses and subscriptions was $1,601,757, $1,659,308 and $1,677,231 for the years ended September 30, 2006, 2005 and 2004, respectively. The Company is not obligated to pay minimum royalty amounts.

ClearStory Systems Royalties

As a result of the acquisition of certain assets of ClearStory Systems, Inc’s. Integrated Document Archiving and Retrieval Systems (“IDARS”) business (see Note 2), the Company is required to make quarterly cash payments equal to 30% of net revenues of products from the IDARS business excluding the first $337,500 of revenues through an 18 month earn-out period.

Mergence Royalties

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

Contingencies

The Company is occasionally involved in legal proceedings and other claims arising out of our operations in the normal course of business. The Company is not party to any litigation that management believes will have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

6.                    FINANCING ARRANGEMENTS

Borrowings

On April 20, 2006, the Company entered into a one-year Loan and Security Agreement (“Loan Agreement”) with a bank.  The loan agreement establishes two revolving $1.5 million lines of credit, for a total of $3.0 million.  As of September 30, 2006, advances on the Company’s two credit lines amounted to $1,000,000. The Company can borrow under the first line of credit based on a formula percentage based on the Company’s eligible accounts receivable balance. There is no borrowing base formula for the second line of credit. The first line of credit bears an interest rate equal to the prime rate plus 0.50% and the second line of credit bears an interest rate equal to the prime rate plus 1.00%. Amounts borrowed under the Loan Agreement are secured by all of the assets of the Company, including its intellectual property. Additionally, the Loan Agreement requires the Company to maintain certain specified cash flow and liquidity levels. In addition, the Loan Agreement requires that the Company maintain at all times unrestricted cash with the bank of not less than $500,000.

As of September 30, 2006 the Company was in default on its covenant to maintain the minimum level of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) less capital expenditures. Pursuant to a Loan Modification Agreement between the Company and the bank dated as of November 27, 2006, the Company agreed with the bank to waive this covenant until the period ended December 31, 2006 and to modify the minimum cash flow ratios during the next fiscal year. Pursuant to the Loan Modification Agreement, the interest rate on the first line of credit was amended to reflect a rate equal to the prime rate plus 1.50% for the period from July 31, 2006 through November 26, 2006, a rate equal to the prime rate plus 1.00% for the period from November 27, 2006 through approximately January 31, 2007, and a rate equal to the prime rate plus 0.50% thereafter.

Letter of Credit

The Company has an irrevocable standby letter of credit with a bank securing performance of a five-year property lease. The Company has provided a cash term deposit in the amount of $125,000 to secure the letter of credit. This amount is included as part of restricted cash in the Company’s consolidated balance sheets at September 30, 2006.

7.                    INCOME TAXES

Income (loss) from operations before income taxes consists of the following for the years ended September 30:

	2006	2005	2004

Domestic	$1,550,985	$1,645,322	$980,486
Foreign	(2,069,532)	(866,908)	(22,360)

Total	$(518,547)	$778,414	$958,126

The provision (benefit) for income taxes consisted of the following for the years ended September 30:

	2006	2005	2004

Current:
Federal	$—	$(12,000)	$21,350
State	456	(10,000)	—
Foreign	—	—	—

	456	(22,000)	21,350

Deferred:
Federal	(26,300)	(18,000)	9,000
State	9,500	11,000	171,000
Foreign	(31,650)	—	120,000
Change in valuation allowance	84,000	7,000	(448,000)

	35,550	—	(148,000)

Total	$36,006	$(22,000)	$(126,650)

At September 30, 2006, the Company had U.S. federal tax loss carryforwards of approximately $7.6 million, expiring at various dates through 2021, including $520,000 resulting from the Mergence acquisition undertaken during 2004 which are subject to additional annual limitations as a result of the changes in Mergence’s ownership, and had approximately $2.0 million in state tax loss carryforwards, which also expire at various dates through 2021. Net state tax carryforwards of approximately $118,000 expired during the year ended September 30, 2006. An alternative minimum tax credit of approximately $148,000 is available to offset future regular federal taxes. Research and development credits of approximately $418,000 expire beginning in 2011. In addition, the Company has the following net operating loss carryforwards: United Kingdom losses of $8.0 million with no expiration date, France losses of $130,000 with no expiration date, Germany losses of $2.0 million with no expiration date and Australia losses of $2.0 million with no expiration date.

The components of the Company’s net deferred tax assets are as follows at September 30:

	2006	2005
Deferred tax liabilities:
Goodwill amortization	$(35,500)	$—
Prepaid expenses	(58,000)	(66,000)
Acquired intangibles	(356,000)	(356,000)

	(449,500)	(422,000)
Deferred tax assets:
Net operating loss carryforwards	4,147,000	4,062,000
Research and development credits	418,000	512,000
Accounts and notes receivable reserves	144,000	150,000
Alternative minimum tax credits	148,000	148,000
Depreciation and amortization	181,750	176,000
Deferred rent	95,000	—
Other	54,000	64,000

	5,187,750	5,112,000

Total	4,738,250	4,690,000

Valuation allowance	(4,773,800)	(4,690,000)

Deferred tax liability, net	$(35,550)	$—

The Company had profitable domestic operations but continued to have significant operating losses from international operations for the years ended September 30, 2006, 2005 and 2004. This followed significant losses from operations, both domestically and internationally, over several prior years. Accordingly, management does not believe the tax assets are more likely than not to be realized and a full valuation allowance has been provided.  The valuation allowance increased by approximately $87,000 in 2006 and increased by $7,000 in 2005 as the Company maintains a full valuation allowance against the tax assets and such assets increased or decreased primarily as a result of utilization or expiration of net operating loss carryforwards in each respective year.

SFAS No. 109, “Accounting for Income Taxes,” requires recognition of deferred tax liabilities and deferred tax assets (and related valuation allowances, if necessary) for the excess of tax-deductible goodwill over goodwill for financial reporting purposes. The tax benefit for the excess tax-deductible goodwill is recognized when realized on the tax return. During fiscal year 2006, Datawatch acquired the business assets of IDARS that resulted in tax-deductible amortization being recognized as a deferred tax expense in 2006. As the goodwill is deducted for tax purposes, a deferred tax expense will be recognized each year with a corresponding deferred tax liability equal to the excess of tax amortization over the amortization for financial reporting purposes.

The following table reconciles the Company’s tax provision based on its effective tax rate to its tax provision based on the federal statutory rate of 34% for the years ended September 30, 2006, 2005 and 2004:

	2006	2005	2004

Provision at federal statutory rate	$(176,300)	$265,000	$326,000
State, net of federal impact	5,600	(7,000)	113,000
Foreign taxes	(75,500)	(60,000)	(137,000)
Valuation allowance increase (decrease)	349,800	7,000	(448,000)
Extra-territorial income exclusion	(71,600)	(120,000)	—
Other	4,006	(107,000)	19,350

Provision (benefit) for income taxes	$36,006	$(22,000)	$(126,650)

8.                    SHAREHOLDERS’ EQUITY

Stock Option Plans

The Company provides its employees, officers, consultants, and directors stock options and other stock rights to purchase common stock of the Company on a discretionary basis pursuant to three stock compensation plans described more fully below. All option grants are subject to the terms and conditions determined by the Compensation Committee of the Board of Directors, and generally vest over a three-year period beginning three months from date of grant and expire seven to ten years from date of grant depending on the plan. Generally, options and other stock rights are granted at exercise prices not less than the fair market value at the date of grant.

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

On January 20, 2006, the Company established the Datawatch Corporation 2006 Equity Compensation and Incentive Plan (the “2006 Plan”) which provides for the granting of both incentive stock options and non-qualified options, the award of Company common stock and opportunities to make direct purchase of Company common stock (collectively, “Stock Rights”), as determined by a committee appointed by the Board of Directors.  Options pursuant to this plan may be granted through March 10, 2016 and shall vest as specified by the committee.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock Based Compensation” and supersedes Accounting Principles Bulletin (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.”  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123.

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

In September 2005, prior to the adoption of SFAS 123(R), the Compensation Committee of the Board of Directors approved the full vesting of all outstanding options with vesting dates occurring after September 30, 2005. The vesting of approximately 169,040 options was accelerated, of which approximately 64,000 options had an exercise price greater than the closing stock price on the modification date. As the Company estimated that certain of these awards would not have vested absent the acceleration, the Company recognized stock-based compensation charge of approximately $47,000, which is included in the results for the year ended September 30, 2005. The purpose of this modification was to eliminate the future compensation expense of the outstanding awards.  As all outstanding awards were fully vested, the adoption of FAS123(R) did not have any impact on the financial statements from awards outstanding as of the date of adoption.

Under the provisions of SFAS No. 123(R), the Company recognizes the fair value of stock compensation cost over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s stock compensation awards are accounted for as equity instruments and there have been no liability awards granted.

Prior to the adoption of SFAS 123(R), the Company applied APB 25 to account for stock-based awards.  The following table illustrates the effect on earnings and earnings per share had compensation cost for the employee stock-based awards been recorded for the years ended September 30, 2005 and 2004 based on the fair value method under SFAS 123:

Datawatch Corporation

Stock-Based Compensation Disclosures

Years Ended September 30, 2006, 2005 and 2004

	Years Ended September 30,
	2005	2004

Net income, as reported	$800,414	$1,084,776
Add:
Total stock-based employee compensation expense included in net income	47,000	—
Less:
Total stock-based employee compensation expense determined under fair value base method for all awards, net of taxes	(589,693)	(231,242)
Pro forma net income	$257,721	$853,534

Basic net income per share:
As reported	$0.15	$0.21
Pro forma	$0.05	$0.16

Diluted net income per share:
As reported	$0.14	$0.19
Pro forma	$0.04	$0.15

Beginning with the 2006 fiscal year, with the adoption of SFAS 123(R), the Company recorded stock-based compensation expense for the fair value of stock options. Stock-based compensation expense for the fiscal year ended September 30, 2006 was $67,137 which was included in the following expense categories:

Sales and marketing	$25,074
Engineering and product development	7,015
General and administrative	35,048

$67,137

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate. The weighted-average fair values of the options granted under the stock options plans were $3.10, $2.98 and $2.57 for the years ended September 30, 2006, 2005 and 2004, respectively.

Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The table below indicates the weighted-average key assumptions used in the option valuation calculations for options granted for the year ended September 30, 2006:

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

Selected information regarding the Company’s stock option plans as of and for the year ended September 30, 2006 is as follows:

	Shares
	Authorized	Reserved for
	for Grant	Future Issuance

1996 International Employee Non-Qualified Stock Option Plan	88,888	1,042
Datawatch Corporation 1996 Stock Plan	1,248,000	10,818
Datawatch Corporation 2006 Equity Compensation and Incentive Plan	600,000	595,000

	1,936,888	606,860

The following table is a summary of combined activity for all of the Company’s stock option plans:

		Weighted-
	Number of	Average
	Options	Exercise
	Outstanding	Price

Outstanding, September 30, 2003	947,462	2.10
Granted	127,000	3.38
Canceled	(83,712)	3.46
Exercised	(70,780)	1.81
Outstanding, September 30, 2004	919,970	2.17
Granted	115,334	3.78
Canceled	(55,286)	3.06
Exercised	(67,976)	1.21
Outstanding, September 30, 2005	912,042	2.39
Granted	100,000	4.14
Canceled	(16,325)	6.89
Exercised	(143,401)	1.26
Outstanding, September 30, 2006	852,316	$2.65

Exercisable, September 30, 2006	771,908	$2.50
Exercisable, September 30, 2005	912,042	$2.39

The following table presents weighted-average price and life information regarding options outstanding and exercisable at September 30, 2006:

Options Outstanding				Options Exercisable
		Weighted-	Weighted-		Weighted-
	Remaining	Average	Average		Average
Exercise	Number of	Contractual	Exercise		Exercise
Prices	Shares	Life (Years)	Price	Shares	Price

$ 0.55-3.62	605,006	5.91	$1.78	584,171	$1.71
3.62-6.69	230,192	6.48	4.55	170,619	4.64
6.69-9.75	17,118	3.18	7.81	17,118	7.81

	852,316	6.00	$2.65	771,908	$2.50

9.                    RETIREMENT SAVINGS PLAN

The Company has a 401(k) retirement savings plan covering substantially all of the Company’s full-time domestic employees. Under the provisions of the plan, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company has not made any contributions during 2006, 2005 or 2004.

10.             SEGMENT INFORMATION

The following table presents information about the Company’s revenues by product line for the years ended September 30, 2006, 2005 and 2004:

	2006	2005	2004

Desktop (primarily Monarch)	58%	59%	56%
Visual|QSM and Visual|HD	22	26	30
Datawatch|ES (including Datawatch|RMS, Datawatch|Researcher & iMergence)	15	15	14
Datawatch|BDS	5	—	—

	100%	100%	100%

The Company conducts operations in the U.S. and internationally (principally in the United Kingdom).  The following table presents information about the Company’s continuing geographic operations:

		International
		(Principally
	Domestic	U.K.)	Eliminations	Total

Year Ended September 30, 2006
Total revenue	$15,110,134	$6,675,569	$(974,459)	$20,811,244
Operating income (loss)	564,554	(1,098,790)	—	(534,236)
Non-current assets	8,806,029	880,878	—	9,686,907

Year Ended September 30, 2005
Total revenue	$14,726,803	$7,847,803	$(1,063,011)	$21,511,595
Operating income (loss)	1,639,882	(951,512)	—	688,370
Non-current assets	3,456,146	93,835	—	3,549,981

Year Ended September 30, 2004
Total revenue	$12,782,198	$7,573,558	$(1,020,610)	$19,335,146
Operating income (loss)	1,166,971	(242,285)	—	924,686
Non-current assets	3,896,946	116,477	—	4,013,423

The reconciliations of total long-lived assets to the amounts contained in the Company’s consolidated financial statements at September 30, 2006 and 2005 are as follows:

	2006	2005

Property and equipment, net	$1,129,123	$516,412
Goodwill	5,236,109	1,630,646
Acquired software, net *	455,278	400,278
Trademarks *	345,152	345,152
Capitalized software development costs, net *	17,836	182,880
Patents, net *	143,549	151,578
Customer list *	1,651,771	93,437
Non -compete agreements *	541,250	77,500
Restricted cash	125,000	125,000
Deposits **	41,839	27,098

Total long-lived assets	$9,686,907	$3,549,981

*	Included in other intangible assets, net in the accompanying consolidated financial statements.
**	Included in other assets in the accompanying consolidated financial statements.

Export revenue totaled $2,529,210, $3,386,650 and $3,261,252 in 2006, 2005 and 2004, respectively.

11.             QUARTERLY RESULTS (UNAUDITED)

Supplementary Information:

	First	Second	Third	Fourth

Year Ended September 30, 2006:
Software license and subscription revenue	$3,154,717	$3,444,402	3,385,560	3,160,912
Maintenance and service revenue	1,592,840	1,949,201	1,958,481	2,165,131
Cost of software licenses and subscriptions	572,890	590,975	579,990	524,603
Cost of maintenance and services	840,649	963,710	999,861	1,145,094
Expenses	3,284,333	3,630,821	4,055,621	4,156,933
Income (loss) from operations	49,685	208,097	(291,431)	(500,587)
Net income (loss)	64,140	226,635	(315,162)	(530,166)

Net income (loss) per share - basic	$0.01	$0.04	$(0.06)	$(0.09)
Net income (loss) per share - diluted	$0.01	$0.04	$(0.06)	$(0.09)

Year Ended September 30, 2005:
Software license and subscription revenue	$3,216,938	$3,307,340	$3,757,458	$3,951,210
Maintenance and service revenue	1,870,390	1,801,407	1,861,474	1,745,378
Cost of software licenses and subscriptions	593,915	566,311	698,675	656,159
Cost of maintenance and services	915,937	840,503	822,671	859,208
Expenses	3,757,437	3,718,117	3,777,879	3,616,413
Income (loss) from operations	(179,961)	(16,184)	319,707	564,808
Net income (loss)	(153,782)	6,764	330,064	617,368

Net income (loss) per share - basic	$(0.03)	$0.00	$0.06	$0.12
Net income (loss) per share - diluted	$(0.03)	$0.00	$0.06	$0.11

12.             SUBSEQUENT EVENT- RESTRUCTURING

In October 2006, the Company initiated and completed a restructuring plan in an effort to reduce costs and focus resources on key areas of the business.  The restructuring plan was limited to one of the Company’s wholly owned subsidiaries, Datawatch International Limited (“DWI”) and resulted in charges for severance benefits and related costs for nine terminated employees of approximately $128,000.  All of these costs will be charged in the first quarter of fiscal 2007.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A. CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures

The principal executive officer and principal financial officer, with the participation of the Company’s management, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13(a)-15(e)) as of the end of the period covered by this Annual Report on Form 10-K.  Based on our evaluation, we have determined that in the area of revenue recognition, we did not have adequate controls to provide reasonable assurance that non-standard revenue contracts were sufficiently evaluated including consideration of customer acceptance terms and documentation of vendor specific objective evidence of services. As a result of this material weakness, with respect to the fourth quarter of fiscal 2006, certain contracts were not initially recorded in accordance with generally accepted accounting principles resulting in material revenue-related post-closing adjustments to our books and records. These adjustments totaling approximately $200,000, which are reflected in our financial statements as of, and for the year ended, September 30, 2006 (as set forth in Item 8 of this Form 10-K), had the effect of decreasing revenue, accounts receivable and accrued expenses, and increasing deferred revenue. These adjustments did not affect the previously reported results for the first, second or third quarters of fiscal 2006.

In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2006, as a result of the material weakness in our internal controls over financial reporting described above, our disclosure controls and procedures were not effective.

The following initiatives are being taken to address the material weakness described above:

•               hiring of additional personnel with software revenue recognition experience;

•               initiate additional training of sales organization regarding revenue recognition rules and best practices;

•               formulate checklists to define revenue recognition criteria and to document related transactional information; and

•               implement a policy requiring quarterly certifications from all sales personnel, in order to assist management in detecting issues that may affect revenue recognition and the accuracy of our financial statements.

As we proceed in the implementation of these strategies, additional changes may be made to our internal controls and procedures.

(b)               Changes in internal controls

As discussed above, management identified a material weakness related to controls over revenue recognition for non-standard contracts during the quarter ended September 30, 2006. No other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors may be found under the caption “Election of Directors” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2006.  Such information is incorporated herein by reference. Information with respect to the Company’s executive officers may be found under the caption “Executive Officers of the Registrant” appearing in Part I of this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

The information set forth under the captions “Compensation and Other Information Concerning Directors and Officers” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2006 is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption “Principal Holders of Voting Securities” and “Equity Compensation Plans” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2006 is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Transactions” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2006 is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Principal Accountant Fees and Services” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2006 is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)   1.  Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2006 and 2005
Consolidated Statements of Operations for the Years Ended September 30, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended September 30, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

2.  Financial Statement Schedule

All schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

3.  List of Exhibits

Ex. No.		Description

(1)	3.1	Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(6)	3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(1)	3.3	By-Laws, as amended, of the Registrant (Exhibit 3.3)
(1)	4.1	Specimen certificate representing the Common Stock (Exhibit 4.4)
(4)	4.2	Warrant to Purchase Stock issued to Silicon Valley Bank, dated January 17, 2001 (Exhibit 4.1)
(6)	4.3	Warrant to Purchase Stock issued to Silicon Valley Bank, dated October 30, 2001 (Exhibit 4.3)
(1)	10.1*	1987 Stock Plan (Exhibit 10.7)
(11)	10.2*	Form of Incentive Stock Option Agreement of the Registrant (Exhibit 10.2)
(11)	10.3*	Form of Nonqualified Stock Option Agreement of the Registrant (Exhibit 10.3)
(1)	10.4	Software Development and Marketing Agreement by and between Personics Corporation and Raymond Huger, dated January 19, 1989 (Exhibit 10.12)
(9)	10.5	Option Purchase Agreement by and among Datawatch Corporation, Personics Corporation and Raymond J. Huger dated April 29, 2005. (Exhibit 10.1)
(8)	10.6	Distribution Agreement, dated December 10, 1992, by and between Datawatch Corporation and Ingram Micro Inc. (Exhibit 10.2)
(2)	10.7*	1996 Non-Employee Director Stock Option Plan, as amended on December 10, 1996 (Exhibit 10.30)
(2)	10.8*	1996 International Employee Non-Qualified Stock Option Plan (Exhibit 10.31)
(8)	10.9*	1996 Stock Plan as amended as of March 7, 2003 (Exhibit 10.1)
(3)	10.10	Indemnification Agreement between Datawatch Corporation and James Wood, dated January 12, 2001 (Exhibit 10.1)
(3)	10.11	Indemnification Agreement between Datawatch Corporation and Richard de J. Osborne, dated January 12, 2001 (Exhibit 10.2)
(5)	10.12	Form of Indemnification Agreement between Datawatch Corporation and each of its Non-Employee Directors (Exhibit 10.1)
(5)	10.13*	Advisory Agreement, dated April 5, 2001, by and between Datawatch Corporation and Richard de J. Osborne (Exhibit 10.2)
(6)	10.14*	Executive Agreement, dated July 9, 2001, between the Company and Robert W. Hagger (Exhibit 10.24)
(7)	10.15*	Executive Agreement, dated April 25, 2002, by and between Datawatch Corporation and John Kitchen (Exhibit 10.2)
(7)	10.16	Professional Services Agreement, dated May 16, 2002, by and between Vested Development Inc. and Datawatch Corporation (Exhibit 10.3)

(13)	10.17*	Severance Agreement between Datawatch Corporation and John Hulburt, dated November 19, 2004. (Exhibit 10.19)
(10)	10.18	Stock Purchase Agreement among Datawatch Corporation, Mergence Technologies Corporation and the Management Sellers, dated as of August 11, 2005 (Exhibit 2.1).
(10)	10.19	Form of Stock Purchase Agreement among Datawatch Corporation, Mergence Technologies Corporation and the Non-Management Sellers, dated as of August 11, 2005 (Exhibit 2.2)
(11)	10.20*	Description of Fiscal Executive Sales Incentive Plan (Exhibit 10.4)
(12)	10.21*	Form of Lock-up Agreement between Datawatch Corporation and each Executive Officer of Datawatch Corporation, dated September 26, 2005 (Exhibit 99.1)
(12)	10.22	Sublease Agreement, dated September 28, 2005, between Tellabs Operations, Inc., and Datawatch Corporation (Exhibit 99.2)
(14)	10.23	February 2006 Amendment to Software Development and Marketing Agreement, dated February 21, 2006 by and among the Company, Personics Corporation, Raymond J. Huger and Math Strategies (Exhibit 10.1)
(14)	10.24	Amendment to Option Purchase Agreement, dated February 21, 2006 by and among the Company, Personics Corporation, Raymond J. Huger and Math Strategies (Exhibit 10.2)
(15)	10.25*	2006 Equity Compensation and Incentive Plan
	10.26*	Form of 2006 Non-Qualified Stock Option Agreement for Directors (filed herewith)
	10.27*	Form of 2006 Non-Qualified Stock Option Agreement for Officers (filed herewith)
	10.28*	Form of 2006 Incentive Stock Option Agreement for Officers (filed herewith)
(16)	10.29	Asset Purchase Agreement dated as of March 10, 2006 between Datawatch Corporation and ClearStory Systems, Inc. (Exhibit 10.1)
(17)	10.30	Loan and Security Agreement dated April 20, 2006 between Silicon Valley Bank, Datawatch Corporation, and Datawatch Technologies Corporation (Exhibit 10.1)
(18)	10.31	First Loan Modification Agreement dated August 2, 2006 between Silicon Valley Bank, Datawatch Corporation and Datawatch Technologies Corporation (Exhibit 10.1)
(19)	10.32	Second Loan Modification Agreement dated November 27, 2006 between Silicon Valley Bank, Datawatch Corporation, and Datawatch Technologies Corporation (Exhibit 10.1)
	21.1	Subsidiaries of the Registrant (filed herewith)
	23.1	Consent of Independent Registered Pubic Accounting Firm (filed herewith)
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

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

(9)

Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit is such Form 10-Q).

(10)

Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated August 20, 2004 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 8-K).

(11)

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

(13)

Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).

(14)

Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated February 21, 2006 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 8-K).

(15)	Previously filed as Appendix A to Registrant’s Definitive Proxy Statement dated January 30, 2006 and incorporated herein by reference.
(16)

Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 10, 2006 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 8-K).

(17)

Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated April 20, 2006 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 8-K).

(18)

Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 20, 2006 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 10-Q).

(19)

Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated November 27, 2006 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 8-K).

(b)             Exhibits

The Company hereby files as exhibits to this Annual Report on Form 10-K those exhibits listed in Item 15(a)3 above.

(c)             Financial Statement Schedules

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Datawatch Corporation

Date:	December 29, 2006	By:	/s/ Robert W. Hagger
Robert W. Hagger
President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert W. Hagger	President, Chief Executive Officer and Director	December 29, 2006
Robert W. Hagger	(Principal Executive Officer)

/s/ John J. Hulburt	Vice President of Finance, Chief Financial Officer,	December 29, 2006
John J. Hulburt	Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

/s/ Richard de J. Osborne	Chairman of the Board	December 29, 2006
Richard de J. Osborne

/s/ Thomas H. Kelly	Director	December 29, 2006
Thomas H. Kelly

/s/ Terry W. Potter	Director	December 29, 2006
Terry W. Potter

/s/ David T. Riddiford	Director	December 29, 2006
David T. Riddiford

/s/ James Wood	Director	December 29, 2006
James Wood