Form 10-Q
period 2006-12-31
DATAWATCH CORP
filed 2007-02-14
CIK 792130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of February 8, 2007 was 5,518,923.

DATAWATCH CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended December 31, 2006

PART I — FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS

DATAWATCH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	December 31, 2006	September 30, 2006
ASSETS
CURRENT ASSETS:
Cash and equivalents	$2,397	$1,862
Accounts receivable, net	3,931	3,786
Inventories	23	37
Prepaid expenses	704	653
Total current assets	7,055	6,338

Property and equipment, net	1,046	1,129
Goodwill	5,460	5,236
Other intangible assets, net	3,033	3,155
Restricted cash	125	125
Other long-term assets	43	42

	$16,762	$16,025

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$1,000	$1,000
Accounts payable	1,213	1,302
Accrued expenses	1,737	1,819
Deferred revenue	5,118	4,468
Accrued acquisition costs	439	215
Total current liabilities	9,507	8,804

LONG-TERM LIABILITIES:
Deferred rent	219	230
Deferred tax liability	58	36
Total long-term liabilities	277	266

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 20,000,000 shares authorized; issued, 5,531,169 shares and 5,526,485 shares, respectively; outstanding, 5,516,923 shares and 5,512,239 shares, respectively	55	55
Additional paid-in capital	22,239	22,204
Accumulated deficit	(14,708)	(14,742)
Accumulated other comprehensive loss	(468)	(422)
	7,118	7,095
Less treasury stock, at cost—14,246 shares	(140)	(140)
Total shareholders’ equity	6,978	6,955

	$16,762	$16,025

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended December 31,
	2006	2005
REVENUE:
Software licenses and subscriptions	$3,438	$3,155
Maintenance and services	2,338	1,593
Total revenue	5,776	4,748

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	537	573
Cost of maintenance and services	1,032	841
Sales and marketing	2,344	1,968
Engineering and product development	705	428
General and administrative	1,068	888
Total costs and expenses	5,686	4,698

INCOME FROM OPERATIONS	90	50

Interest expense	(25)	(1)
Interest income and other income (expense), net	(8)	15
INCOME BEFORE INCOME TAXES	57	64
Provision for income taxes	(23)	—

NET INCOME	$34	$64

Net income per share—Basic	$0.01	$0.01
Net income per share—Diluted	$0.01	$0.01

Weighted-Average
Shares Outstanding—Basic	5,513,155	5,411,579
Weighted-Average
Shares Outstanding—Diluted	5,734,592	5,784,347

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34	$64
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	246	193
Allowances for doubtful accounts and sales returns	18	(61)
Loss on disposal of equipment	3	8
Stock-based compensation expense	27	7
Deferred income taxes	23	—
Changes in assets and liabilities:
Accounts receivable	(109)	1,049
Inventories	14	18
Prepaid expenses and other	(37)	(5)
Accounts payable, accrued expenses and other	(227)	(356)
Deferred revenue	575	(91)
Cash provided by operating activities	567	826

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(28)	(391)
Proceeds from sale of equipment	—	1
Payment of escrow for Mergence shareholders	—	(128)
Restricted cash	—	125
Capitalized software development costs	(13)	—
Other assets	—	(2)
Cash used in investing activities	(41)	(395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	7	100
Cash provided by financing activities	7	100

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	2	(51)

INCREASE IN CASH AND EQUIVALENTS	535	480
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	1,862	4,901
CASH AND EQUIVALENTS, END OF PERIOD	$2,397	$5,381

SUPPLEMENTAL INFORMATION:
Interest paid	$25	$1
Income taxes paid	$1	$—

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Datawatch Corporation (the “Company”) and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 filed with the Securities and Exchange Commission (the “SEC”). All intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 30, 2006, and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, sales returns reserve, useful lives of property and equipment, valuation of net deferred tax assets, business combinations, valuation of goodwill and other intangible assets and valuation of share-based payments.

Revenue Recognition

The Company follows the guidance as defined by the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”) in recognizing revenue on software transactions.  SOP 97-2 requires that revenue allocated to software products, specified upgrades and enhancements is recognized upon delivery of the related product, upgrades or enhancements.  Revenue allocated by vendor specific objective evidence (“VSOE”) of fair value to post contract customer support (primarily maintenance) is recognized ratably over the term of the support, and revenue allocated by VSOE to service elements (primarily training and consulting) is recognized as the services are performed.  The residual method of revenue recognition is used for multi-element arrangements when the VSOE of the fair value does not exist for one of the delivered elements.  Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as supported by VSOE, is deferred and subsequently recognized in accordance with relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are sold directly to end-users and through value added resellers. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers.  Sales to distributors and resellers accounted for approximately 26% and 33%, respectively, of total sales for the three months ended December 31, 2006 and 2005.  Revenue from the sale of all software products (separately sold) are generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by SOP 97-2.  The Company’s software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

Desktop and Server Software products are generally not sold in multiple element arrangements.  Accordingly, the price paid by the customer is considered VSOE of fair value for those products. Enterprise Software sales are generally multiple element arrangements which include software license deliverables, professional services and post-contract customer support. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to a software license. In applying the residual method, the Company deducts from the sale proceeds the VSOE of fair value of the services and post contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and do not involve modification or customization of the software or any other unusual acceptance clauses or terms. Post contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post contract customer support services is deferred and recognized ratably over the contract period (generally one year).

The Company also sells its Enterprise Software using a subscription model.  At the time a customer enters into a binding agreement to purchase a subscription, the customer is invoiced for an initial 90 day service period and an account receivable and deferred revenue are recorded.  Beginning on the date the software is installed at the customer site and available for use by the customer, and provided that all other criteria for revenue recognition are met, the deferred revenue amount is recognized ratably over the period the service is provided.  The customer is then invoiced every 90 days, and revenue is recognized ratably over the period the service is provided. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The initial subscription rate is the same as the renewal rate. Subscriptions can be cancelled by the customer at any time by providing 90 days written notice.

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

Stock-Based Compensation

The Company recognizes stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”.  SFAS 123(R) requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

On October 1, 2005 (the first day of the Company’s 2006 fiscal year), the Company adopted SFAS 123(R) using a modified prospective application method, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this approach, the Company is required to record compensation cost for all share-based awards granted after the date of adoption and for the unvested portion of previously granted share-based awards at the date of adoption.

Under the provisions of SFAS No. 123(R), the Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s share-based awards are accounted for as equity instruments and there have been no liability awards granted. See additional Stock-Based Compensation disclosure in Note 8 to the Company’s Condensed Consolidated Financial Statements.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3“Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”. We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Concentration of Credit Risks and Major Customers

The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary credit terms. One distributor, Ingram Micro Inc., individually accounted for 13% and 16% of total revenue for the three months ended December 31, 2006 and 2005, respectively.  Ingram Micro Inc. accounted for 14% and 12% of outstanding gross trade receivables as of December 31, 2006 and September 30, 2006, respectively.  One other distributor, Tech Data Product Management, Inc., individually accounted for 12% and 16% of the gross trade receivables as of December 31, 2006 and September 30, 2006, respectively.  The Company sells to Ingram Micro Inc. and Tech Data Product Management, Inc. under separate distribution agreements, which automatically renew for successive one-year terms unless terminated. Other than these customers (who are distributors), no other customer constitutes a significant portion (defined as more than 10%) of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns.

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred.  Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 24 to 72 months.

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

Restructuring

In October 2006, the Company initiated and completed a restructuring plan in an effort to reduce costs and focus resources on key areas of the business.  The restructuring plan was limited to one of the Company’s wholly-owned subsidiaries, Datawatch International Limited (“DWI”) and resulted in charges for severance benefits and related costs for nine terminated employees of approximately $128,000 during the three months ended December 31, 2006.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements and liabilities in interim and annual reporting periods subsequent to initial recognition.  Prior to SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions in GAAP.  SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning January 1, 2008.  The effect of adoption on the Company’s financial position and results of operations has not been determined.

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

Note 2 - Acquisition

On May 3, 2006, the Company acquired certain assets and assumed certain liabilities of ClearStory Systems, Inc’s Integrated Document Archiving and Retrieval Systems (“IDARS”) business. The acquisition of IDARS was consummated pursuant to an asset purchase agreement dated March 10, 2006 among the Company and ClearStory Systems, Inc. The acquisition cost for IDARS was approximately $4,790,000, consisting of $4,349,000 in cash and direct acquisition costs of approximately $441,000. Additional acquisition costs include an 18- month earn-out payment equal to 30% of net revenues of products from the IDARS business excluding the first $337,500 of revenues. The earn-out payment will be considered additional purchase price and will be recorded as additional goodwill when incurred. At December 31, 2006 and September 30 2006, the Company accrued approximately $439,000 and $215,000, respectively, related to such earn-out payments with a corresponding increase in goodwill. In accordance with the asset purchase agreement, payments are required to commence during the Company’s third quarter of fiscal year 2007 and the remaining payments are required to be made in the fourth and first quarters of fiscal years 2007 and 2008, respectively. The Company borrowed $1 million from its existing line of credit prior to the May 3, 2006 closing to finance part of the acquisition price. IDARS’s results are included with those of the Company from the date of acquisition.

The following table presents the allocation of the purchase price paid for IDARS based on the fair values of the acquired assets and assumed liabilities of IDARS as of May 3, 2006:

(In thousands)
Current assets	$56
Property and equipment, net	64
Current liabilities	(125)
Deferred revenues	(1,190)
Goodwill	3,605
Acquired intangible assets:
Existing technology	180
Customer list	1,660
Non-compete agreement	540

Total purchase price	$4,790

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

The intangible asset for existing technology is for technologies developed by IDARS.  The Company has estimated the life of these products as five years.  The IDARS customer list and non-compete agreements have estimated lives of ten years and four years, respectively. The fair values for the existing technology, customer list and non-compete agreements will be amortized over their estimated life, subject to appropriate asset impairment assessments. Amortization of the intangible assets acquired as part of the IDARS acquisition totaled $140,000 from the date of acquisition through September 30, 2006; from October 1, 2006 through December 31, 2006 the amount totaled $84,000.

Goodwill will be tested for impairment annually, or on an interim basis, if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.  Goodwill associated with this acquisition is deductible for tax purposes and has a 15 year amortization period for tax purposes.

Note 3 - Other Intangible Assets, Net

Other intangible assets, net, were comprised of the following as of December 31, 2006 (unaudited) and September 30, 2006:

		December 31, 2006			September 30, 2006
Identified Intangible Asset	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Capitalized software	2	$1,679	$(1,656)	$23	$1,666	$(1,648)	$18
Purchased software	5	700	(281)	419	700	(245)	455
Patents	20	160	(18)	142	160	(16)	144
Customer lists	4-10	1,790	(188)	1,602	1,790	(138)	1,652
Non-compete agreements	4	640	(138)	502	640	(99)	541
Trademarks	indefinite	345	—	345	345	—	345

Total	8 years	$5,314	$(2,281)	$3,033	$5,301	$(2,146)	$3,155

For the three months ended December 31, 2006 and 2005, amortization expense related to intangible assets was $135,000 and $114,000, respectively.

The estimated future amortization expense related to other intangible assets as of December 31, 2006 is as follows:

Fiscal Year Ended September 30,	(In thousands)
Remainder of fiscal 2007	$383
2008	465
2009	429
2010	352
2011	195
2012	174
Thereafter	690
Total	$2,688

The carrying amount of goodwill as of December 31, 2006 and September 30, 2006 was $5,460,000 and $5,236,000, respectively.

Note 4 - Inventories

Inventories consisted of the following at December 31, 2006 and September 30, 2006:

	December 31, 2006	September 30, 2006
	(unaudited)
	(In thousands)
Raw materials	$5	$18
Finished goods	18	19

Total	$23	$37

Note 5 - Deferred Revenue

Deferred revenue consisted of the following at December 31, 2006 and September 30, 2006:

	December 31, 2006	September 30, 2006
	(unaudited)
	(In thousands)
Maintenance	$4,314	$3,690
Other	804	778

Total	$5,118	$4,468

Maintenance consists of the unearned portion of post-contract customer support services provided by the Company to customers who purchase maintenance agreements for the Company’s products. Maintenance revenues are recognized on a straight-line basis over the term of the maintenance period, generally 12 months.

Other consists of deferred license, subscriptions and professional services revenue generated from arrangements that are invoiced in accordance with the terms and conditions of the arrangement but do not meet all the criteria for revenue recognition, and are, therefore, deferred until all revenue recognition criteria are met.

Note 6 - Financing Arrangement

On April 20, 2006, the Company entered into a one-year Loan and Security Agreement (“Loan Agreement”) with a bank.  The loan agreement establishes two revolving $1.5 million lines of credit, for a total of $3.0 million.  As of December 31, 2006 and September 30, 2006, advances on the Company’s two credit lines amounted to $1,000,000. The Company can borrow under the first line of credit based on a formula percentage based on the Company’s eligible accounts receivable balance. There is no borrowing base formula for the second line of credit. The first line of credit bears an interest rate equal to the prime rate plus 0.50% and the second line of credit bears an interest rate equal to the prime rate plus 1.00%. Amounts borrowed under the Loan Agreement are secured by all of the assets of the Company, including its intellectual property. Additionally, the Loan Agreement requires the Company to maintain certain specified cash flow and liquidity levels. In addition, the Loan Agreement requires that the Company maintain at all times unrestricted cash with the bank of not less than $500,000.

As of September 30, 2006 the Company was in default on its covenant to maintain the minimum level of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) less capital expenditures under the Loan Agreement. Pursuant to a Loan Modification Agreement between the Company and the bank dated as of November 27, 2006, the Company and the bank agreed to waive this covenant until the period ended December 31, 2006 and to modify the minimum cash flow ratios during the next fiscal year. At December 31, 2006, the Company was in compliance with these covenants. Pursuant to the Loan Modification Agreement, the interest rate on the first line of credit was amended to reflect a rate equal to the prime rate plus 1.50% for the period from July 31, 2006 through November 26, 2006, a rate equal to the prime rate plus 1.00% for the period from November 27, 2006 through approximately January 31, 2007, and a rate equal to the prime rate plus 0.50% thereafter.

On February 9, 2007, the Company elected to pay down its $1,000,000 advance under the line of credit.

Note 7 - Income Taxes

SFAS No. 109, “Accounting for Income Taxes,” requires recognition of deferred tax liabilities and deferred tax assets (and related valuation allowances, if necessary) for the excess of tax-deductible goodwill over goodwill for financial reporting purposes. The tax benefit for the excess tax-deductible goodwill is recognized when realized on the tax return. During fiscal year 2006, Datawatch acquired the business assets of IDARS that resulted in tax-deductible amortization being recognized as a deferred tax expense in 2006. As the goodwill is deducted for tax purposes, a deferred tax expense will be recognized each year with a corresponding deferred tax liability equal to the excess of tax amortization over the amortization for financial reporting purposes. During the three months ended December 31, 2006, the Company recorded additional deferred tax expense of approximately $23,000.

Note 8 - Shareholders’ Equity

Stock-based compensation expense for the three months ended December 31, 2006 and December 31, 2005 was $27,000 and $7,000 respectively, included in the following expense categories:

	Three Months Ended December 31,
	2006	2005
	(In thousands)
Sales and marketing	$11	$3
Engineering and product development	3	3
General and administrative	13	1
	$27	$7

The Company’s stock compensation plans provide for the granting of restricted shares and either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors, and generally vest over a three year period beginning three months from the date of grant and expire either seven or ten years from the date of grant.

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate.  The weighted-average fair values of the options granted under the stock option plans for the three months ended December 31, 2006 and December 31, 2005 were $2.17 and $3.36, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2006 and 2005 were approximately $5,000 and $300,000, respectively.

Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The table below indicates the key assumptions used in the option valuation calculations for options granted in the three months ended December 31, 2006 and 2005.  The ranges provided for the three months ended December 31, 2006 are due to multiple grant issuances occurring during that period whereas for the three months ended December 31, 2005, only one set of option grants were issued:

	2006	2005
Expected life	5 years	5 years
Expected volatility	93.8% - 94.1%	95.9%
Risk free interest rate	4.67% - 4.74%	4.43%
Dividend yield	0.0%	0.0%
Forfeiture rate	10%	10%

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

The following table summarizes information about the Company’s stock option plans for the three months ended December 31, 2006.

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value $(000)

Outstanding, October 1, 2006	852,316	$2.65

Granted	75,000	2.17
Canceled	(7,501)	4.21
Exercised	(4,684)	1.49

Outstanding, December 31, 2006	915,131	$2.60	6.08	$591

Exercisable, December 31, 2006	772,061	$2.51	5.47	$559

Note 9 - Comprehensive (Loss) Income

The following table sets forth the reconciliation of net income to comprehensive (loss) income:

	Three Months Ended December 31,
	2006	2005
	(In thousands)
Net income	$34	$64
Other comprehensive loss:
Foreign currency translation adjustments	(46)	(34)

Comprehensive (loss) income	$(12)	$30

Accumulated other comprehensive loss reported in the condensed consolidated balance sheets consists only of foreign currency translation adjustments.

Note 10 - Basic and Diluted Net Income Per Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the quarter. Diluted net income per share reflects the impact, when dilutive, of the exercise of options using the treasury stock method.

Potentially dilutive common stock options aggregating 384,055 and 241,092 shares for the three months ended December 31, 2006 and 2005, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive.

Note 11 - Commitments and Contingencies

As a result of the acquisition of certain assets of the IDARS business in May 2006 (see Note 2), the Company is required to make payments equal to 30% of net revenues of products from the IDARS business, excluding the first $337,500 of this revenue, covering the 18 month earn-out period from May 2006. In accordance with the purchase and sale agreement, payments are required to commence during the Company’s third quarter of fiscal year 2007 and the remaining payments are required to be made in the fourth and first quarters of fiscal years 2007 and 2008, respectively.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product until September 30, 2010.  The Company expensed approximately $4,000 and $1,000 for the three months ended December 31, 2006 and December 31, 2005, respectively.

From time to time, the Company is subject to other claims and may be party to other actions that arise in the normal course of business. The Company does not believe the eventual outcome of any pending matters will have a material effect on the Company’s consolidated financial condition or results of operations.

Note 12 - Segment Information

The Company has determined that it has only one reportable segment. The Company’s chief operating decision maker, who is determined to be the Chief Executive Officer, does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and operating results.

The following table presents information about the Company’s revenue by product lines:

	Three Months Ended December 31,
	2006	2005

Desktop and Server Software (primarily Monarch)	50%	60%
Report Management Solutions (including Datawatch|ES, Datawatch|BDS & iMergence)	26%	14%
Service Management Solutions (including Visual|QSM & Visual|HD)	24%	26%

Total	100%	100%

The Company’s operations are conducted in the U.S. and internationally (principally in the United Kingdom). The following tables present information about the Company’s geographic operations:

	Domestic	International (Principally U.K.)	Intercompany Eliminations	Total
	(In thousands)

Total Revenue
Three months ended December 31, 2006	$3,855	$2,243	$(322)	$5,776
Three months ended December 31, 2005	3,330	1,671	(253)	4,748

Total Operating Income (Loss)
Three months ended December 31, 2006	$122	$(32)	—	$90
Three months ended December 31, 2005	345	(295)	—	50

Non-current Assets
At December 31, 2006	$9,604	$103	$—	$9,707
At September 30, 2006	9,588	99	—	9,687

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

Datawatch’s principal products included in Desktop and Server Software, Report Management and Business Service Management Solutions are:  Monarch, a desktop report mining and business intelligence application that lets users extract and manipulate data from ASCII report files, PDF files or HTML files produced on any mainframe, midrange, client/server or PC system; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; Monarch|RMS, a

web-based report mining and analysis solution that integrates with any existing COLD/ERM document or content management archiving solution; Datawatch|ES, a web-enabled business information portal, providing complete report management, business intelligence and content management, and the ability to analyze data within reports derived from existing reporting systems with no new programming or report writing; Datawatch|BDS, a system for high-volume document capture, archiving, and online presentation; Datawatch|Researcher, a .NET based content and data aggregation solution that searches inter-related data, documents, and communications scattered over multiple and disparate repositories, then merges and analyzes the results into comprehensive actionable case records; Visual|QSM, a fully internet-enabled IT support solution that incorporates workflow and network management capabilities and provides web access to multiple databases via a standard browser; Visual|Help Desk or Visual|HD, a web-based help desk and call center solution operating on the IBM Lotus Domino platform; and VorteXML, a data transformation product for the emerging XML market that easily and quickly converts structured text output from any system into valid XML for web services and more using any DTD or XDR schema without programming.

On May 3, 2006, Datawatch acquired certain assets of ClearStory Systems, Inc.’s IDARS business in exchange for $4,349,000 in cash and incurred $441,000 in direct costs. In accordance with the purchase and sale agreement, payments, equal to 30% of revenue for a period of eighteen months from the closing date (May 2006), as defined, of the Datawatch|BDS product, excluding the first $337,500 of revenue, are required to commence during the Company’s third quarter of fiscal year 2007 and the remaining payments are required to be made in the fourth and first quarters of fiscal years 2007 and 2008, respectively. These amounts will be charged to goodwill as additional purchase price, as incurred. At December 31, 2006 and September 30, 2006, the Company has accrued approximately $439,000 and $215,000, respectively, related to future earn out payments. The activities of the IDARS business from May 3, 2006 are included in the Company’s condensed consolidated financial statements.  See Note 2 to the Condensed Consolidated Financial Statements for more detailed financial information on the acquisition of the IDARS business.

During the first quarter of fiscal 2004, the Company introduced a subscription sales model for the sale of its enterprise products.  The Company continues to offer its enterprise products through the sale of perpetual licenses and introduced the subscription pricing model to allow customers to begin using the Company’s products at a lower initial cost of software acquisition.  Subscriptions automatically renew unless terminated with 90 days notice.  During the three months ended December 31, 2006 and 2005, revenues under the subscription model were not significant, however, customer interest in the model and sales under the model have been increasing.

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

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are sold directly to end-users and through the use of value added resellers. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers.  Sales to distributors and resellers accounted for approximately 32% and 33%, respectively, of total sales for the three months ended December 31, 2006 and 2005.  Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining.  Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by Statement of Position No. 97-2, “Software Revenue Recognition.”  The

Company’s software products can be installed and used by customers on their own with little or no customization required.  Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold.  Upon delivery, the licensing fee is payable without further delivery obligations of the Company.

Desktop and Server Software products are generally not sold in multiple element arrangements.  Accordingly, the price paid by the customer is considered the vendor specific objective evidence (“VSOE”) of fair value for those products.

Enterprise Software sales are generally multiple element arrangements which include software license deliverables, professional services and post-contract customer support, which primarily consists of maintenance.  In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to a software license.  In applying the residual method, the Company deducts from the sale proceeds the VSOE of fair value of the services and post-contract customer support in determining the residual fair value of the software license.  The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and do not involve modification or customization of the software or any other unusual acceptance clauses or terms.  Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis.  Revenue from post-contract customer support services is deferred and recognized ratably over the contract period (generally one year).  Such deferred amounts are recorded as part of deferred revenue in the Company’s Condensed Consolidated Balance Sheets included elsewhere herein.

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

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, and VorteXML sold directly to end-users, include a guarantee under which such customers may return products within 30 to 60 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in SFAS No. 48, “Revenue Recognition when Right of Return Exists.”  Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated.  The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently.  Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by the Company.  The Company’s returns reserve was $74,000 and $79,000 as of December 31, 2006 and September 30, 2006, respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Based upon the analysis and estimates of the uncollectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on the Company’s financial position and results of operations. The Company’s allowance for doubtful accounts was $219,000 and $193,000 as of December 31, 2006 and September 30, 2006, respectively.

Deferred Tax Assets

The Company’s deferred tax assets include net operating loss carryforwards and tax credits that expire at different times through and until 2021.  Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets.  Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations.  The Company’s domestic operations have been profitable during the past four years while international operations have continued to generate operating losses.  Accordingly, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance, previously provided against the deferred tax assets, continues to be provided.  Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in the Company concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes.  Total domestic net deferred tax assets subject to a valuation allowance was approximately $4.7 million as of December 31, 2006.

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products.  Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred.  Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 24 to 72 months. Capitalized software development costs and purchased software were approximately $441,000 and $473,000 at December 31, 2006 and September 30, 2006, respectively.

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

Accounting for stock-based compensation

In accordance with SFAS No. 123(R), the Company is required to record the measurement date fair value of stock-based compensation awards as compensation costs over the requisite service period. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate, dividend yield and our expenses are impacted by the expected forfeiture rate. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility, option life and forfeiture rate assumptions require a greater level of judgment which makes them critical accounting estimates.

The Company uses an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities of the underlying stock which are obtained from public data sources. The Company believes this approach results in a reasonable estimate of volatility.  For stock option grants issued during the three months ended December 31, 2006, the Company used an expected stock-price volatility of 94% based upon the implied volatility at the time of issuance.

With regard to the option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect. For stock option grants issued during the three months ended December 31, 2006, the Company used an expected option life assumption of 5 years.

With regard to the forfeiture rate assumption, the Company reviews historical voluntary turnover rates. For stock option grants issued during the three months ended December 31, 2006, the Company used an annual estimated forfeiture rate of 10%. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The operating results for any period should not be considered indicative of the results expected for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

	Three Months Ended December 31,
	2006	2005
REVENUE:
Software licenses and subscriptions	59.5%	66.4%
Maintenance and services	40.5%	33.6%
Total revenue	100.0%	100.0%

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	9.3%	12.1%
Cost of maintenance and services	17.8%	17.7%
Sales and marketing	40.6%	41.5%
Engineering and product development	12.2%	9.0%
General and administrative	18.5%	18.7%
Total costs and expenses	98.4%	99.0%
INCOME FROM OPERATIONS	1.6%	1.0%
Interest expense	(0.5)%	0.0%
Interest income and other income (expense), net	(0.1)%	0.3%
INCOME BEFORE INCOME TAXES	1.0%	1.3%
Provision for income taxes	(0.4)%	0.0%
NET INCOME	0.6%	1.3%

Three months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Total Revenues

The following table presents total revenue, change in total revenue and total revenue increase for the three months ended December 31, 2006 and 2005:

	Three Months Ended December 31,			Percentage
	2006	2005	Increase	Increase
	(In thousands)
Software licenses and subscriptions	$3,438	$3,155	$283	9.0%
Maintenance and services	2,338	1,593	745	46.8%

Total revenue	$5,776	$4,748	$1,028	21.7%

Software license and subscription revenue for the three months ended December 31, 2006 was $3,438,000 or approximately 60% of total revenue, as compared to $3,155,000 or approximately 66% of total revenue for the three months ended December 31, 2005.  This represents an increase of $283,000 or approximately 9% from the first quarter of fiscal 2006 to the first quarter of fiscal 2007.  The overall net increase in software license and subscription revenue for the three months ended December 31, 2006 consists of a $(95,000) decrease in the Desktop and Server Software license and subscription revenue (primarily Monarch), a $256,000 increase in Report Management Solutions software license and subscription revenue and a $121,000 increase in Service Management Solutions license and subscription revenue. The $256,000 net increase in Report Management Solutions software license and subscription revenue consists primarily of an increase of $154,000 in software licenses and subscriptions of the Datawatch|BDS (Business Document Server) product that was acquired in May 2006 from ClearStory Systems, and an increase of $102,000 in Datawatch|ES software licenses and subscriptions.  The $121,000 net increase in Services Management Solutions software licenses and subscriptions revenue consists primarily of an increase of $108,000 in software license and subscription revenue from the Visual|QSM product.

Maintenance and services revenue for the three months ended December 31, 2006 was $2,338,000 or approximately 40% of total revenue, as compared to $1,593,000 or approximately 34% of total revenue for the three months ended December 31, 2005.  This represents an increase of $745,000 or approximately 47% from the first quarter of fiscal 2006 to the first quarter of fiscal 2007. The overall increase in maintenance and service revenue consists of a $173,000 increase in services and $572,000 increase in maintenance.  The increase of $173,000 in services was mainly related to the Datawatch|BDS, Datawatch|ES and Visual|QSM products.  The increase of $572,000 in maintenance revenue was primarily due to $543,000 in added maintenance revenue as a result of the Datawatch|BDS product that was acquired in May of 2006.  Additionally, maintenance revenue increased by $50,000 and $21,000 for the Monarch and Datawatch|ES products, respectively, due to the higher number of cumulative licenses sold for these products. This increase was partially offset by a reduction of $49,000 in maintenance revenues from the Company’s Visual|QSM product.

Costs and Operating Expenses

The following table presents costs and operating expenses, changes in costs and operating expenses and costs and operating expenses growth or reductions for the three months ended December 31, 2006 and 2005:

	Three Months Ended			Percentage
	December 31,		Increase/	Increase/
	2006	2005	(Decrease)	(Decrease)
	(In thousands)
Costs of software licenses and subscriptions	$537	$573	$(36)	(6.3)%
Costs of maintenance and services	1,032	841	191	22.7%
Sales and marketing expenses	2,344	1,968	376	19.1%
Engineering and product development expenses	705	428	277	64.7%
General and administrative expenses	1,068	888	180	20.3%

Total costs and operating expenses	$5,686	$4,698	$988	21.0%

Cost of software licenses and subscriptions for the three months ended December 31, 2006 was $537,000 or approximately 16% of software license and subscription revenue, as compared to $573,000 or approximately 18% of software license and subscription revenues for the three months ended December 31, 2005. The decrease in cost of software licenses and subscriptions is due to the reduced amortization of capitalized software costs due to various capitalized software projects which were fully amortized after the first quarter of fiscal year 2006 and before the first quarter of fiscal year 2007, with minimal new software projects being capitalized.

Cost of maintenance and services for the three months ended December 31, 2006 was $1,032,000 or approximately 44% of maintenance and service revenues, as compared to $841,000 or approximately 53% of maintenance and service revenues for the three months ended December 31, 2005.  The increase in the costs of maintenance and services was $191,000 and is primarily due to the increase in the cost of professional services.  The cost of services increased from the first quarter of fiscal 2006 to the first quarter of fiscal 2007 due to the increased service revenues of $173,000 and the variable costs of $120,000 that are associated with the services which include training and consulting.  The cost of maintenance is generally fixed, and in total, maintenance revenues increased $572,000 as compared to the same quarter in the prior fiscal year but costs did not significantly increase.

Sales and marketing expenses were $2,344,000 for the three months ended December 31, 2006, which represents an increase of $376,000 or approximately 19%, from $1,968,000 for the three months ended December 31, 2005.  The percentage of sales and marketing expenses to total revenues remained the same at 41%.  The dollar increase is primarily the result of the sales and marketing expenses associated with the new product acquired in May 2006, Datawatch|BDS.  In addition, the increased revenues generate increased commissions for these sales.  During the first quarter of fiscal year 2007, the Company initiated and completed a restructuring plan in an effort to reduce future costs and focus resources on key areas of the business. The restructuring plan resulted in charges for severance benefits and related costs for nine terminated employees of approximately $128,000 during the three months ended December 31, 2006.  The restructuring plan is expected to generate cost savings in the sales and marketing expense area of approximately $300,000 per quarter primarily realized from the Company’s UK operations. The net savings from this program in the first quarter of fiscal year 2007 was approximately one half of this amount after the severance costs attributed to these actions.

Engineering and product development expenses were $705,000 for the three months ended December 31, 2006, which represents an increase of $277,000, or approximately 65%, from $428,000 for the three months ended December 31, 2005.  This increase is mainly the result of the Datawatch|BDS product that was acquired in May 2006 and the engineering and product development attributable to this product.  In addition, the Company has been making investments in the next generation of Information Management products.

General and administrative expenses were $1,068,000 for the three months ended December 31, 2006, which represents an increase of $180,000 or approximately 20% from $888,000 for the three months ended December 31, 2005. The percentage of general and administrative expenses to total revenue remained at approximately 19%. The amount of the increase is primarily attributable to costs associated with accounting and auditing fees, bad debt expense, investor relations expenses and legal costs.

Interest expense increased to $25,000 from $1,000 for the three months ended December 31, 2006 from the same period a year ago. This increase was the result of the Company borrowing $1,000,000 under its line of credit in the third quarter of fiscal 2006.

Interest income and other income (expense), net, was an expense of $8,000 in the first quarter of fiscal 2007 versus income of $15,000 in the first quarter of fiscal 2006.  During the three months ended December 31, 2005, excess cash was invested which generated income.  During the three months ended December 31, 2006 there were smaller amounts of excess cash to be invested which were also offset by foreign exchange transaction losses.

Income taxes of $23,000 were reflected in the first quarter of fiscal year 2007 versus zero in the same quarter of fiscal year 2006. Income tax expense for the three months ended December 31, 2006 represents additional deferred tax expense related to the excess of tax-deductible goodwill associated with the Company’s acquisition of the business assets of IDARS over goodwill for financial reporting purposes. As the goodwill resulting from this transaction is deducted for tax purposes, a deferred tax expense will be recognized equal to the excess of tax amortization over the amortization for financial reporting purposes.

Net income for the three months ended December 31, 2006 was $34,000 as compared to net income of $64,000 for the three months ended December 31, 2005.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire through 2011.  The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses.  Rental expense for all operating leases was approximately $136,000 and $194,000 for the three months ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, contractual obligations include minimum rental commitments under non-cancelable operating leases as follows:

Contractual Obligations:	Total	Less than1 Year	1-3 Years	3-5 Years	More than 5 Years
			(In thousands)
Operating Lease Obligations	$1,087	$316	$436	$335	$—

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $387,000 and $376,000, respectively, for the three months ended December 31, 2006 and 2005.  The Company is not obligated to pay any minimum amounts for royalties.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product until September 30, 2010.  The Company expensed approximately $4,000 and $1,000 for the three months ended December 31, 2006 and 2005, respectively. The purchase agreement also included an escrow agreement in the amount of $125,000 to be withheld from the final purchase price for any potential claims or damages to the Buyer subsequent to the date of acquisition.  If no claims or damages arose this amount was to be released 55 days after the Company’s year ended September 30, 2005. This amount was paid to the Mergence shareholders during the three months ended December 31, 2005.

On May 3, 2006, the Company acquired certain assets of ClearStory Systems, Inc’s. IDARS business. The initial acquisition cost for IDARS was approximately $4,790,000, consisting of $4,349,000 in cash and direct acquisition costs of approximately $441,000.  The acquisition also includes an 18-month earn-out payment equal to 30% of net revenues of products from the IDARS business excluding the first $337,500 of revenues. The earn-out payment will be considered additional purchase price and will be recorded as additional goodwill. At December 31, 2006 and September 30, 2006, the Company has accrued approximately $439,000 and $215,000, respectively, related to such earn-out payments. In accordance with the asset purchase agreement, payments are required to commence during the Company’s third quarter of fiscal year 2007 and the remaining payments are required to be made in the fourth and first quarters of fiscal years 2007 and 2008, respectively. See Note 2 to the Condensed Consolidated Financial Statements for more detailed financial information on the acquisition of IDARS.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of December 31, 2006.

The Company is required by the new sublease agreement related to its Chelmsford, Massachusetts facility to provide a letter of credit in the amount of approximately $125,000 as a security deposit to the landlord of amounts due under the lease. Cash on deposit providing security in the amount of this letter of credit is classified as restricted cash in the Company’s condensed consolidated balance sheets as of December 31, 2006 and September 30, 2006.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy limits the Company’s exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash balances, the short-term financing facility and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At December 31, 2006, the Company had $2,397,000 of cash and equivalents, an increase of $535,000 from September 30, 2006.  During the first quarter of fiscal year 2007, the Company had outstanding a line of credit of $1,000,000.  At December 31, 2006, the Company had a working capital deficit of $2,452,000 which is primarily a result of deferred revenue of $5,118,000.  The Company expects cash flows from operations to improve as the Company anticipates releasing new versions of all of its main product offerings during the fiscal year ended September 30, 2007 and cost savings expected from the first quarter cost reduction program. However, if the Company’s cash flow from operations does not improve, we may need to consider further reductions to operating expenses. The Company does not anticipate additional cash requirements to fund significant growth or the acquisition of complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements.

The Company had net income of approximately $34,000 for the three months ended December 31, 2006 as compared to net income of approximately $64,000 for the three months ended December 31, 2005.  During the three months ended December 31, 2006, approximately $567,000 of cash was provided by the Company’s operations.  During the three months ended December 31, 2006, the main source of cash from operations was the adjustment to net income for depreciation and amortization and an increase in deferred revenue offset by a decrease in accounts payable and accrued expenses and an increase in accounts receivable.

Net cash used in investing activities for the three months ended December 31, 2006 of $41,000 is primarily the result of the purchase of fixed assets.

Net cash provided by financing activities for the three months ended December 31, 2006 of $7,000 is related to cash received from the exercise of employee stock options.

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

At September 30, 2006, the Company was in default on its Loan Agreement covenant to maintain the minimum level of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) less capital expenditures, as defined.  Under a Second Loan Modification Agreement (“Modification Agreement”) dated as of November 27, 2006, the bank agreed to waive this covenant for the Company for the three month period ended September 30, 2006, suspend this covenant for the three month periods ended October 31, 2006, November 30, 2006, and December 31, 2006 and to reduce the required EBITDA from $500,000 to $250,000 for each of the three month periods ending January 31, 2007 and thereafter. Additionally, the Modification Agreement changes the interest rate applicable to borrowings under the first line of credit. Under this line of credit, from July 31, 2006 until November 27, 2006, the interest rate was equal to the prime rate plus 1.50%, which was reduced to the prime rate plus 1.00% until five days after the Company delivers its December 31, 2006 financial statements indicating it is in compliance with all financial covenants under the Loan Agreement. Thereafter, the interest rate is further reduced to prime rate plus 0.50% for the remainder of the Loan Agreement. The interest rate for the second line of credit remains unchanged. No additional borrowings from the June 30, 2006 borrowing level were available to the Company until December 31, 2006.  During the quarter ended December 31, 2006 and at December 31, 2006, the Company had $1,000,000 of this line of credit outstanding.  On February 9, 2007, the Company elected to pay down the balance outstanding on its line of credit. At December 31, 2006 the Company was in compliance with all covenants.

On May 3, 2006, the Company acquired certain assets of ClearStory Systems, Inc’s. Integrated Document Archiving and Retrieval Systems (“IDARS”) business. The acquisition of IDARS was consummated pursuant to an asset purchase agreement dated as of March 10, 2006 among the Company and Clearstory Systems, Inc. The purchase agreement includes a provision for payments over an 18 month period equal to 30% of net revenues of products from the IDARS business excluding the first $337,500 of revenues. The earn-out payment will be considered additional purchase price and will be recorded as additional goodwill when incurred. At December 31, 2006, the Company had accrued approximately $439,000 related to such earn-out payments with a corresponding increase in goodwill for the first 8 months of this earn-out period. In accordance with the asset purchase agreement, payments are required to commence during the Company’s third quarter of fiscal year 2007 and the remaining payments are required to be made in the fourth and first quarters of fiscal years 2007 and 2008, respectively.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At December 31, 2006, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments. The Company holds no investment securities that possess significant market risk.

Primary Market Risk Exposures

The Company’s primary market risk exposure is in the area of foreign currency exchange rate risk.  The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to the Company’s international subsidiaries, if any, are usually considered to be of a long-term investment nature. Therefore, the majority of currency movements are reflected in the Company’s other comprehensive loss. There are, however, certain situations where the Company will invoice customers in currencies other than its own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in interest income and other income (expense), net in the condensed consolidated statements of operations. These have not been material in the past nor does management believe that they will be material in the future. Currently the Company does not engage in foreign currency hedging activities.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The principal executive officer and principal financial officer, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

The Company previously reported a material weakness (as defined by Public Company Accounting Oversight Board Auditing Standard No. 2) in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of September 30, 2006.  As described in Item 9A(a) of Form 10-K for the fiscal year ended September 30, 2006, the Company determined that in the fourth quarter of 2006, it did not have adequate controls to provide reasonable assurance that non-standard revenue contracts were sufficiently evaluated for revenue recognition purposes, including consideration of customer acceptance terms and documentation of vendor specific objective evidence of services. As noted below, the weakness described is in process of being remedied, but not all the remedial steps had been completed as of December 31, 2006. As a result of the previously reported material weakness in its internal control over financial reporting, which was not remediated as of December 31, 2006, the Company’s chief executive officer and interim chief financial officer concluded that its disclosure controls and procedures were not effective as of December 31, 2006.

(b) Changes in Internal Controls.

As reported in the Company’s Form 10-K for the fiscal year ended September 30, 2006, management determined that the initiatives shown below in italics should be implemented to address the material weakness described above. During the quarter ended December 31, 2006 and thereafter, the Company continued to design enhancements to its controls and implemented a number of the recommended initiatives.  The specific actions taken by the Company during the quarter ended December 31, 2006 and as noted, prior to the filing of this Quarterly Report on Form 10-Q, are described below under each of the initiatives.

•                  Hiring of additional personnel with software revenue recognition experience:

•                  In January 2007, the Company hired a consultant, with several years of software revenue recognition experience at a public software company. Effective February 1, 2007 the consultant was appointed to the position of interim Chief Financial Officer.

•                  Initiate additional training of sales organization regarding revenue recognition rules and best practices:

•                  After the quarter ended December 31, 2006 and prior to the filing of the Report on Form 10-Q the Company initiated additional training of sales organization regarding revenue recognition rules and best practices.

•                  Formulate checklists to define revenue recognition criteria and to document related transactional information:

•                  After the quarter ended December 31, 2006 and prior to the filing of the Report on Form 10-Q the Company drafted a checklist for revenue recognition criteria.

•                  Implement a policy requiring quarterly certifications from all sales personnel, in order to assist management in detecting issues that may affect revenue recognition and the accuracy of our financial statements:

•                  This initiative is in process and will be implemented.

The Company will continue to implement the changes described above during its current fiscal year, and will design and implement additional changes as considered appropriate, which are intended to remediate the material weaknesses which existed as of December 31, 2006. Certain of these remedial measures will require some time to be fully implemented or to take full effect.  While this implementation phase is underway, the Company will rely on extensive manual procedures, including regular reviews, to assist it with meeting the objectives otherwise fulfilled by an effective controls environment.

The certifications of the Company’s principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act are attached as exhibits to this Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of its disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. This Item 4 should be read in conjunction with the officer certifications for a more complete understanding of the topics presented.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company receives other claims and may be party to other actions that arise in the normal course of business. The Company does not believe the eventual outcome of any pending matters will have a material effect on the Company’s condensed consolidated financial condition or results of operations.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, Item 1A under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, which could materially affect its business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 14, 2006.

DATAWATCH CORPORATION

/s/ Robert W. Hagger

Robert W. Hagger.
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Douglas Zaccaro

Douglas Zaccaro
Chief Financial Officer
(Principal Financial Officer)