Form 10-Q
period 2007-03-31
DATAWATCH CORP
filed 2007-05-15
CIK 792130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

Commission File Number: 000-19960

DATAWATCH CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	02-0405716
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of May 8, 2007 was 5,565,257.

DATAWATCH CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2007

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	Page #

Item 1.	Financial Statements (Unaudited)

a)	Condensed Consolidated Balance Sheets:
	March 31, 2007 and September 30, 2006	3

b)	Condensed Consolidated Statements of Operations:
	Three and Six Months Ended March 31, 2007 and 2006	4

c)	Condensed Consolidated Statements of Cash Flows:
	Six Months Ended March 31, 2007 and 2006	5

d)	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 4	Submission of Matters to a Vote of Security Holders	32
Item 6.	Exhibits	32

SIGNATURES		33

CERTIFICATIONS		34

PART I.  FINANCIAL INFORMATION
Item 1:   FINANCIAL STATEMENTS

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31, 2007	September 30, 2006
ASSETS
CURRENT ASSETS:
Cash and equivalents	$2,280	$1,862
Accounts receivable, net	3,580	3,786
Inventories	47	37
Prepaid expenses	753	653
Total current assets	6,660	6,338

Property and equipment, net	974	1,129
Goodwill	5,946	5,236
Other intangible assets, net	2,914	3,155
Restricted cash	125	125
Other long-term assets	43	42

	$16,662	$16,025

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$—	$1,000
Accounts payable	1,573	1,302
Accrued expenses	1,931	1,819
Deferred revenue	4,417	4,468
Accrued acquisition costs	925	215
Total current liabilities	8,846	8,804

LONG-TERM LIABILITIES:
Deferred rent	205	230
Deferred revenue – long-term	118	—
Deferred tax liability	83	36
Total long-term liabilities	406	266

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 20,000,000 shares authorized; issued, 5,533,169 shares and 5,526,485 shares, respectively; outstanding, 5,518,923 shares and 5,512,239 shares, respectively	55	55
Additional paid-in capital	22,273	22,204
Accumulated deficit	(14,284)	(14,742)
Accumulated other comprehensive loss	(494)	(422)
	7,550	7,095
Less treasury stock, at cost—14,246 shares	(140)	(140)
Total shareholders’ equity	7,410	6,955

	$16,662	$16,025

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
REVENUE:
Software licenses and subscriptions	$3,257	$3,445	$6,695	$6,599
Maintenance and services	2,892	1,949	5,230	3,542
Total Revenue	6,149	5,394	11,925	10,141

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	560	591	1,097	1,164
Cost of maintenance and services	983	964	2,015	1,804
Sales and marketing	2,140	2,181	4,484	4,149
Engineering and product development	788	428	1,494	855
General and administrative	1,210	1,022	2,278	1,911
Total costs and expenses	5,681	5,186	11,368	9,883
INCOME FROM OPERATIONS	468	208	557	258
Interest expense	(8)	—	(33)	(1)
Interest income and other income (expense), net	(11)	19	(19)	34
INCOME BEFORE INCOME TAXES	449	227	505	291
Provision for income taxes	25	—	47	—
NET INCOME	$424	$227	$458	$291

Net income per share - Basic	$0.08	$0.04	$0.08	$0.05
Net income per share - Diluted	$0.07	$0.04	$0.08	$0.05

Weighted-Average
Shares Outstanding – Basic	5,519	5,492	5,516	5,451
Weighted-Average
Shares Outstanding – Diluted	5,784	5,834	5,776	5,809

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	(In thousands)
	Six Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$458	$291
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	486	390
Allowances for doubtful accounts and sales returns	11	(134)
Loss on disposition of equipment	3	7
Stock-based compensation expense	58	22
Deferred income taxes	47	—
Changes in current assets and liabilities:
Accounts receivable	251	576
Inventories	(9)	18
Prepaid expenses and other	(86)	(45)
Proceeds from tenant improvements, offset against deferred rent	—	140
Accounts payable and accrued expenses	307	(320)
Deferred revenue	(12)	(187)
Cash provided by operating activities	1,514	758

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(65)	(791)
Proceeds from sale of equipment	1	2
Restricted cash	—	140
Capitalized software development costs	(26)	—
Other assets	—	(2)
Cash used in investing activities	(90)	(651)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on line of credit	(1,000)	—
Net proceeds from exercise of stock options	10	149

Cash (used in) provided by financing activities	(990)	149

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	(16)	(35)

INCREASE IN CASH AND EQUIVALENTS	418	221
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	1,862	4,901
CASH AND EQUIVALENTS, END OF PERIOD	$2,280	$5,122

SUPPLEMENTAL INFORMATION:
Interest paid	$42	$1
Income taxes paid	$1	$—

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, sales returns and version upgrade reserves, useful lives of property and equipment, valuation of net deferred tax assets, business combinations, valuation of goodwill and other intangible assets and valuation of share-based awards.

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

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are sold directly to end-users and through value added resellers. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers.  Sales to distributors and resellers accounted for approximately 29% and 32%, respectively, of total sales for the three months ended March 31, 2007 and 2006, and 28% and 33%, respectively, of total sales for the six months ended March 31, 2007 and 2006. Revenue from the sale of all software products (separately sold) are generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by SOP 97-2.  The Company’s software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

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

The Company also sells its Enterprise Software using a subscription model.  At the time a customer enters into a binding agreement to purchase a subscription, the customer is invoiced for an initial 90 day service period and an account receivable and deferred revenue are recorded.  Beginning on the date the software is installed at the customer site and available for use by the customer, and provided that all other criteria for revenue recognition are met, the deferred revenue amount is recognized ratably over the period the service is provided.  The customer is then invoiced every 90 days and revenue is recognized ratably over the period the service is provided. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The initial subscription rate is the same as the subscription renewal rate. After the initial twelve months, subscriptions can be cancelled by the customer at any time by providing 90 days prior written notice.

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

Stock-Based Compensation

The Company recognizes stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

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

Under the provisions of SFAS No. 123(R), the Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s share-based awards are accounted for initially as equity instruments. See additional Stock-Based Compensation disclosure in Note 8 to the Company’s Condensed Consolidated Financial Statements.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3“Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Concentration of Credit Risks and Major Customers

The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary credit terms. Two customers, Ingram Micro, Inc. and Tech Data Product Management, individually accounted for 11% and 14%, respectively, of total revenue for the three months ended March 31, 2007 and 15% and 12%, respectively, of total revenue for the three months ended March 31, 2006.   Ingram Micro, Inc. and Tech Data Product Management, each individually accounted for 12% of total revenue for the six months ended March 31, 2007 and 15% and 12%, respectively, of total revenue for the six months ended March 31, 2006. Ingram Micro, Inc. and Tech Data Product Management accounted for 17% and 14%, respectively, of outstanding gross trade receivables as of March 31, 2007 and 12% and 16%, respectively, of outstanding gross trade receivables as of September 30, 2006.  The Company sells to Ingram Micro, Inc. and Tech Data Product Management under a distribution agreement, which automatically renews for successive one-year terms unless terminated. Other than these two customers, no other customer constitutes a significant portion (more than 10%) of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns based on management’s review of receivables, inventory and historical trends.

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

Restructuring

In October 2006, the Company initiated and completed a restructuring plan in an effort to reduce costs and focus resources on key areas of the business.  The restructuring plan was limited to one of the Company’s wholly-owned subsidiaries, Datawatch International Limited (“DWI”), and resulted in charges for severance benefits and related costs for nine terminated employees of approximately $128,000 during the six months ended March 31, 2007.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effects that adoption of FIN 48 will have on the Company's financial position, cash flows and results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements and liabilities in interim and annual reporting periods subsequent to initial recognition.  Prior to SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions in GAAP.  SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning January

1, 2008.  The effect of adoption on the Company’s financial position and results of operations has not been determined.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. The Company has not decided if it will early adopt SFAS 159 or if it will choose to measure any eligible financial assets and liabilities at fair value.

Note 2 - Acquisition

On May 3, 2006, the Company acquired certain assets and assumed certain liabilities of ClearStory Systems, Inc’s Integrated Document Archiving and Retrieval Systems (“IDARS”) business. The acquisition of IDARS was consummated pursuant to an asset purchase agreement dated March 10, 2006 among the Company and ClearStory Systems, Inc. The acquisition cost for IDARS was approximately $4,790,000, consisting of $4,349,000 in cash and direct acquisition costs of approximately $441,000. Additional acquisition costs include an 18 month earn-out payment equal to 30% of net revenues of products from the IDARS business excluding the first $337,500 of revenues. The earn-out payment will be considered additional purchase price and will be recorded as additional goodwill when incurred or accrued. At March 31, 2007 and September 30, 2006, the Company accrued approximately $925,000 and $215,000, respectively, related to such earn-out payments with a corresponding increase in goodwill. In accordance with the asset purchase agreement, payments are required to commence during the Company’s third quarter of fiscal year 2007 and the remaining payments are required to be made in the fourth and first quarters of fiscal years 2007 and 2008, respectively. On April 26, 2007, the Company made its first earn-out payment totaling approximately $277,000, net of claims.

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

The intangible asset for existing technology is for technologies developed by IDARS.  The Company has estimated the life of these products as five years.  The IDARS customer list and non-compete agreements have estimated lives of ten years and four years, respectively. The fair values for the existing technology, customer list and non-compete agreements will be amortized over their estimated life, subject to appropriate asset impairment assessments. Amortization of the intangible assets acquired as part of the IDARS acquisition totaled $140,000 from the date of acquisition through September 30, 2006 and $169,000 for the six months ended March 31, 2007.

Goodwill will be tested for impairment annually, or on an interim basis, if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.  Goodwill associated with this acquisition is deductible for tax purposes and has a 15 year amortization period for tax purposes.

Note 3 - Other Intangible Assets, Net

Other intangible assets, net, were comprised of the following as of March 31, 2007 (unaudited) and September 30, 2006:

		(In thousands)
	Weighted	March 31, 2007			September 30, 2006
Identified Intangible Asset	Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	2	$1,692	$(1,662)	$30	$1,666	$(1,648)	$18
Purchased software	5	700	(318)	382	700	(245)	455
Patents	20	160	(20)	140	160	(16)	144
Customer lists	4-10	1,790	(237)	1,553	1,790	(138)	1,652
Non-compete agreements	4	640	(176)	464	640	(99)	541
Trademarks	indefinite	345	—	345	345	—	345

Total	8 Years	$5,327	$(2,413)	$2,914	$5,301	$(2,146)	$3,155

For the three months ended March 31, 2007 and 2006, amortization expense related to intangible assets was $132,000 and $97,000, respectively, and $266,000 and $211,000 for the six months ended March 31, 2007 and 2006, respectively.

The estimated future amortization expense related to other intangible assets as of March 31, 2007 is as follows:

(In thousands)
Fiscal Year Ended September 30,
Remainder of fiscal 2007	$250
2008	462
2009	429
2010	353
2011	195
2012	174
Thereafter	706
Total	$2,569

The carrying amount of goodwill as of March 31, 2007 and September 30, 2006 was $5,946,000 and $5,236,000, respectively.

Note 4 - Inventories

Inventories consisted of the following at March 31, 2007 and September 30, 2006:

	(In thousands)
	March 31, 2007	September 30, 2006
	(unaudited)
Raw materials	$27	$18
Finished goods	20	19

Total	$47	$37

Note 5 - Deferred Revenue

Deferred revenue consisted of the following at March 31, 2007 and September 30, 2006:

	(In thousands)
	March 31, 2007	September 30, 2006
	(unaudited)
Maintenance	$3,756	$3,690
Other	779	778
Total	4,535	4,468

Less: long-term component of deferred maintenance	(118)	(266)

Current portion	$4,417	$4,202

Maintenance consists of the unearned portion of post-contract customer support services provided by the Company to customers who purchase maintenance agreements for the Company’s products. Maintenance revenues are recognized on a straight-line basis over the term of the maintenance period, generally 12 months. The long-term component of deferred maintenance relates to the long-term portion of maintenance agreements with periods extending beyond 12 months.

Other consists of deferred license, subscriptions and professional services revenue generated from arrangements that are invoiced in accordance with the terms and conditions of the arrangement but do not meet all the criteria for revenue recognition, and are, therefore, deferred until all revenue recognition criteria are met.

Note 6 – Financing Arrangement

On April 20, 2006, the Company entered into a one-year Loan and Security Agreement (“Loan Agreement”) with a bank. The loan agreement established two revolving $1.5 million lines of credit, for a total of $3.0 million.  As of September 30, 2006, advances on the Company’s two credit lines amounted to $1,000,000. Under the terms of the Loan Agreement, the Company could borrow under the first line of credit based on a formula percentage based on the Company’s eligible accounts receivable balance. There was no borrowing base formula for the second line of credit. The first line of credit bore an interest rate equal to the prime rate plus 0.50% and the second line of credit bore an interest rate equal to the prime rate plus 1.00%. Amounts borrowed under the Loan Agreement were secured by all of the assets of the Company, including its intellectual property. The Loan Agreement required the Company to maintain certain specified cash flow and liquidity levels. In addition, the Loan Agreement required that the Company maintain at all times unrestricted cash with the bank of not less than $500,000.

On February 9, 2007, the Company elected to repay its $1,000,000 advance under the line of credit. There were no amounts outstanding as of March 31, 2007.  The Company did not renew the line of credit upon its expiration date of April 19, 2007.

Note 7 – Income Taxes

SFAS No. 109, “Accounting for Income Taxes,” requires recognition of deferred tax liabilities and deferred tax assets (and related valuation allowances, if necessary) for the excess of tax-deductible goodwill over goodwill for financial reporting purposes. The tax benefit for the excess tax-deductible goodwill is recognized when realized on the tax return. During fiscal year 2006, Datawatch acquired the business assets of IDARS that resulted in tax-deductible amortization being recognized as a deferred tax expense in 2006. As the goodwill is deducted for tax purposes, a deferred tax expense will be recognized each year with a corresponding deferred tax liability equal to the excess of tax amortization over the amortization for financial reporting purposes. During the three and six months ended March 31, 2007, the Company recorded additional deferred tax expense of approximately $25,000 and $47,000, respectively. No deferred tax expense was recorded during the three and six months ended March 31, 2006.

Note 8 – Shareholders’ Equity

Stock-based compensation expense for the three months ended March 31, 2007 and March 31, 2006 was $30,000 and $15,000 respectively, and $58,000 and $22,000 for the six months ended March 31, 2007 and 2006, respectively as included in the following expense categories:

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
	(In thousands)

Sales and Marketing	$12	$5	$23	$8
Engineering and product development	3	2	6	3
General and administrative	15	8	29	11
	$30	$15	$58	$22

The Company’s stock compensation plans provide for the granting of restricted shares and either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation and Stock Committee of the Board of Directors, and generally vest over a three year period beginning three months from the date of grant and expire either seven or ten years from the date of grant.

Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate.  The weighted-average fair values of the options granted under the stock option plans for the three months ended March 31, 2007 and 2006 were $2.13 and $2.70, respectively, and $1.69 and $3.15 for the six months ended March 31, 2007 and 2006, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was approximately $2,000 and $67,000, respectively.  The total intrinsic value of options exercised during the six months ended March 31, 2007 and 2006 was approximately $9,000 and $211,000, respectively

Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The table below indicates the key assumptions used in the option valuation calculations for options granted in the six months ended March 31, 2007 and 2006:

	2007	2006
Expected life	5 years	5 years
Expected volatility	89.1% — 94.1%	95.9%
Risk free interest rate	4.5% — 4.7%	4.8%
Dividend yield	0.0%	0.0%
Forfeiture rate	10%	10%

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

The following table summarizes information about the Company’s stock option plans for the six months ended March 31, 2007.

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value $(000)

Outstanding, October 1, 2006	852,316	$2.65

Granted	90,000	2.31
Canceled	(20,558)	4.77
Exercised	(6,684)	1.55
Outstanding, March 31, 2007	915,074	$2.58	5.81	$760

Exercisable, March 31, 2007	774,011	$2.50	5.27	$711

Restricted Stock Units

On March 9, 2007, the Company granted awards of restricted stock units (“RSU”) to each of its non-employee Directors. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock such that when fully vested, each holder will receive 2,500 shares, for a total of 12,500 shares, of common stock. Each RSU vests at the rate of 33.33% on each of the first and second anniversaries of March 9, 2007, with the balance to be vested on March 9, 2010. The fair value related to the RSUs was calculated based on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to general and administrative expense.

Note 9 - Comprehensive Income

The following table sets forth the reconciliation of net income to comprehensive income:

	(In thousands)
	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Net income	$424	$227	$458	$291
Other comprehensive (loss) income:
Foreign currency translation adjustments	(26)	9	(72)	(24)

Comprehensive income	$398	$236	$386	$267

Accumulated other comprehensive loss reported in the condensed consolidated balance sheets consists solely of foreign currency translation adjustments.

Note 10 - Basic and Diluted Net Income Per Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the quarter. Diluted net income per share reflects the impact, when dilutive, of the exercise of stock options and RSUs using the treasury stock method.

Potentially dilutive common stock options aggregating 344,090 and 197,608 shares for the three months ended March 31, 2007 and 2006, respectively, and 344,090 and 207,608 shares for the six months ended March 31, 2007 and 2006, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive.

Note 11 - Commitments and Contingencies

As a result of the acquisition of certain assets of the IDARS business in May 3, 2006 (see Note 2), the Company is required to make payments equal to 30% of net revenues of products from the IDARS business, excluding the first $337,500 of this revenue, covering the 18 month earn-out period from May 3, 2006 until November 3, 2007. In accordance with the purchase and sale agreement, payments are required to commence during the Company’s third quarter of fiscal year 2007 and the remaining payments are required to be made in the fourth and first quarters of fiscal years 2007 and 2008, respectively.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product until September 30, 2010.  The Company expensed approximately $5,000 and $2,000 for the three months ended March 31, 2007 and 2006, respectively, and $9,000 and $3,000 for the six months ended March 31, 2007 and 2006, respectively.

From time to time, the Company may be subject to claims and may be party to actions that arise in the normal course of business. The Company does not believe the eventual outcome of any pending matters will have a material effect on the Company’s consolidated financial condition or results of operations.

Note 12 - Segment Information

The Company has determined that it has only one reportable segment. The Company’s chief operating decision maker, who is determined to be the Chief Executive Officer, does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and operating results.

The following table presents information about the Company’s revenue by product lines:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Desktop and Server Software (primarily Monarch)	49%	58%	49%	59%
Report Management Solutions (including Datawatch|ES,
Datawatch|BDS, Datawatch|Researcher & iMergence)	29%	18%	28%	16%
Service Management Solutions (including Visual|QSM & Visual|HD)	22%	24%	23%	25%

Total	100%	100%	100%	100%

The Company’s operations are conducted in the U.S. and internationally (principally in the United Kingdom). The following tables present information about the Company’s geographic operations:

	(In thousands)
		International
		(Principally	Intercompany
	Domestic	U.K.)	Eliminations	Total

Total Revenue
Three months ended March 31, 2007	$4,243	$2,178	$(272)	$6,149
Three months ended March 31, 2006	3,828	1,794	(228)	5,394

Six months ended March 31, 2007	$8,099	$4,421	$(595)	$11,925
Six months ended March 31, 2006	7,158	3,465	(482)	10,141

Total Operating Income (Loss)
Three months ended March 31, 2007	$285	$183	$—	$468
Three months ended March 31, 2006	565	(357)	—	208

Six months ended March 31, 2007	$406	$151	$—	$557
Six months ended March 31, 2006	910	(652)	—	258

Non-current Assets
At March 31, 2007	$9,906	$96	$—	$10,002
At September 30, 2006	9,588	99	—	9,687

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

Datawatch is engaged in the design, development, manufacture, marketing, and support of business computer software primarily for the Enterprise Information Management market.  Its products address the enterprise content management and reporting, business intelligence, data replication, service management and help desk sectors.

Datawatch’s principal products are Desktop and Server Software (primarily Monarch), Report Management Solutions (including Datawatch|ES, Datawatch|BDS, Datawatch|Researcher and iMergence), and Service Management Solutions (including Visual|QSM and Visual|HD).  Included in the above product categories are:  Monarch, a desktop report mining and business intelligence application that lets users extract and manipulate data from ASCII report files, PDF files or HTML files produced on any mainframe, midrange, client/server or PC system; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; Monarch|RMS, a web-based report mining and analysis solution that integrates with any existing COLD/ERM document or content management archiving solution; Datawatch|ES, a web-enabled business information portal, providing complete report management, business intelligence and content management, and the ability to analyze data within reports derived from existing reporting systems with no new programming or report writing; Datawatch|BDS, a system for high-volume document capture, archiving, and online presentation; Datawatch|Researcher, a .NET based content and data aggregation solution that searches inter-related data, documents, and communications scattered over multiple and disparate repositories, then merges and analyzes the results into comprehensive actionable case records; Visual|QSM, a fully internet-enabled IT support solution that incorporates workflow and network management capabilities and provides web access to multiple databases via a standard browser; Visual|Help Desk or Visual|HD, a web-based help desk and call center solution operating on the IBM Lotus Domino platform; and VorteXML, a data transformation product for the XML market that easily and quickly converts structured text output from any system into valid XML for web services and more using any DTD or XDR schema without programming.

On May 3, 2006, Datawatch acquired certain assets of ClearStory Systems, Inc.’s IDARS business in exchange for $4,349,000 in cash and an additional $441,000 in direct costs. In accordance with the purchase and sale agreement, payments, equal to 30% of revenue for a period of eighteen months from the closing date (May 3, 2006), of the Datawatch|BDS product, excluding the first $337,500 of revenue, are required to commence during the Company’s third quarter of fiscal year 2007 and the remaining payments are required to be made in the fourth and first quarters of fiscal years 2007 and 2008, respectively. These amounts will be charged to goodwill as additional purchase price, as incurred or accrued. At March 31, 2007 and September 30, 2006, the Company has accrued approximately $925,000 and $215,000, respectively, related to future earn-out payments, net of any claims. The activities of the IDARS business from May 3, 2006 are included in the Company’s condensed consolidated financial statements.  See Note 2 to the Condensed Consolidated Financial Statements for more detailed financial information on the acquisition of the IDARS business.

During the first quarter of fiscal 2004, the Company introduced a subscription sales model, as an alternative for the sale of its enterprise products.  The Company continues to offer its enterprise products through the sale of perpetual licenses and introduced the subscription pricing model to allow customers to begin using the Company’s products at a lower initial cost of software acquisition.  Subscriptions automatically renew unless terminated with 90 days prior notice.  During the three and six months ended March 31, 2007 and 2006, revenues under the subscription model were not significant.

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

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are sold directly to end-users and through the use of value added resellers. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers.  Sales to distributors and resellers accounted for approximately 29% and 32%, respectively, of total sales for the three months ended March 31, 2007 and 2006, and 28% and 33%, respectively, for the six months ended March 31, 2007 and 2006.   Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining.  Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by Statement of Position No. 97-2, “Software Revenue Recognition.”  The Company’s software products can be installed and used by customers on their own with little or no customization required.  Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold.  Upon delivery, the licensing fee is payable without further delivery obligations of the Company.

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

The Company also sells its Enterprise Software using a subscription model.  At the time a customer enters into a binding agreement to purchase a subscription, the customer is invoiced for an initial 90 day service period and an account receivable and deferred revenue are recorded.  Beginning on the date the software is installed at the customer site and available for use by the customer, and provided that all other criteria for revenue recognition are met, the deferred revenue amount is recognized ratably over the period the service is provided.  The customer is then invoiced every 90 days and, in accordance with SOP 97-2, revenue is recognized ratably over the period the service is provided. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The initial subscription rate is the same as the subscription renewal rate. After the initial twelve months, subscriptions can be cancelled by the customer at any time by providing 90 days prior written notice.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, and VorteXML sold directly to end-users, include a guarantee under which such customers may return products within 30 to 60 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in SFAS No. 48, “Revenue Recognition when Right of Return Exists.”  Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated.  The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently.  Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by the Company.  The Company’s returns reserve was $80,000 and $79,000 as of March 31, 2007 and September 30, 2006, respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Based upon the analysis and estimates of the uncollectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on the Company’s financial position and results of operations. The Company’s allowance for doubtful accounts was $207,000 and $193,000 as of March 31, 2007 and September 30, 2006, respectively.

Deferred Tax Assets

The Company’s deferred tax assets include net operating loss carryforwards and tax credits that expire at different times through and until 2021.  Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets.  Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations.  The Company’s domestic operations have been mostly profitable during the past four years while international operations have continued to generate operating losses on an annual basis.  Accordingly, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance, previously provided against the deferred tax assets, continues to be provided.  Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in the Company concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes. Total domestic net deferred tax assets subject to a valuation allowance was approximately $4.7 million as of March 31, 2007.

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products.  Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred.  Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 24 to 72 months. Capitalized software development costs and purchased software, net were approximately $412,000 and $473,000 at March 31, 2007 and September 30, 2006, respectively.

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

With regard to the option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect. For stock option grants issued during the three months ended March 31, 2007, the Company used an expected option life assumption of 5 years.

With regard to the forfeiture rate assumption, the Company reviews historical voluntary turnover rates. For stock option grants issued during the three months ended March 31, 2007, the Company used an annual estimated forfeiture rate of 10%. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

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

Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
REVENUE:
Software licenses and subscriptions	53.0%	63.9%	56.1%	65.1%
Maintenance and services	47.0%	36.1%	43.9%	34.9%
Total Revenue	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	9.1%	11.0%	9.2%	11.5%
Cost of maintenance and services	16.0%	17.9%	16.9%	17.8%
Sales and marketing	34.8%	40.4%	37.6%	40.9%
Engineering and product development	12.8%	7.9%	12.5%	8.4%
General and administrative	19.7%	19.0%	19.1%	18.8%
Total costs and expenses	92.4%	96.2%	95.3%	97.4%
INCOME FROM OPERATIONS	7.6%	3.8%	4.7%	2.6%
Interest expense	(0.1%)	—	(0.3%)	(0.0%)
Interest income and other income (expense), net	(0.2%)	0.3%	(0.2%)	0.3%
INCOME BEFORE INCOME TAXES	7.3%	4.1%	4.2%	2.9%
Provision for income taxes	0.4%	—	0.4%	—
NET INCOME	6.9%	4.1%	3.8%	2.9%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Total Revenues

The following table presents total revenue, change in total revenue and total revenue increase (decrease) for the three months ended March 31, 2007 and 2006:

	(In thousands)
	Three Months Ended			Percentage
	March 31,		Increase	Increase
	2007	2006	(Decrease)	(Decrease)
Software licenses and subscriptions	$3,257	$3,445	$(188)	(5.5)%
Maintenance and services	2,892	1,949	943	48.4%

Total revenue	$6,149	$5,394	$755	14.0%

Software license and subscription revenue for the three months ended March 31, 2007 was $3,257,000 or approximately 53% of total revenue, as compared to $3,445,000 or approximately 64% of total revenue for the three months ended March 31, 2006.  This represents a decrease of $188,000 or approximately 6% from the second quarter of fiscal 2006 to the second quarter of fiscal 2007. The overall net decrease in software license and subscription revenue for the three months ended March 31, 2007 consists of a $127,000 decrease in the Desktop and Server software license revenue (primarily Monarch), and an $88,000 decrease in Report Management Solutions software license revenue, partially offset by a $27,000 increase in Service Management Solutions license and subscription revenue.

Maintenance and services revenue for the three months ended March 31, 2007 was $2,892,000 or approximately 47% of total revenue, as compared to $1,949,000 or approximately 36% of total revenue for the three months ended March 31, 2006.  This represents an increase of $943,000 or approximately 48% from the second quarter of fiscal 2006 to the second quarter of fiscal 2007. The overall increase in maintenance and service revenue consists of a $191,000 increase in services and $752,000 increase in maintenance.  The increase of $191,000 in services was mainly related to the Datawatch|BDS and Datawatch|ES products.  The increase of $752,000 in maintenance revenue was primarily due to $694,000 in added maintenance revenue as a result of the Datawatch|BDS product that was acquired in May of 2006 and is not included in revenues for the second fiscal quarter of 2006.  Additionally, maintenance revenue increased by $38,000 and $16,000 for the Monarch and Datawatch|ES products, respectively, due to the higher number of cumulative licenses sold for these products that are on maintenance.

Costs and Operating Expenses

The following table presents costs and operating expenses, changes in costs and operating expenses and costs and operating expenses growth or reductions for the three months ended March 31, 2007 and 2006:

	(In thousands)
	Three Months Ended			Percentage
	March 31,		Increase /	Increase /
	2007	2006	(Decrease)	(Decrease)
Costs of software licenses and subscriptions	$560	$591	(31)	(5.2)%
Costs of maintenance and services	983	964	19	2.0%
Sales and marketing expenses	2,140	2,181	(41)	(1.9)%
Engineering and product development expenses	788	428	360	84.1%
General and administrative expenses	1,210	1,022	188	18.4%

Total costs and operating expenses	$5,681	$5,186	$495	9.5%

Cost of software licenses and subscriptions for the three months ended March 31, 2007 was $560,000 or approximately 17% of software license and subscription revenue, as compared to $591,000 or approximately 17% of software license and subscription revenues for the three months ended March 31, 2006. The decrease in total cost of software licenses and subscriptions is due to lower amortization expense of capitalized software costs due to various capitalized software projects which became fully amortized after the first quarter of fiscal year 2006 with minimal new software projects being capitalized in fiscal 2007.

Cost of maintenance and services for the three months ended March 31, 2007 was $983,000 or approximately 34% of maintenance and service revenues, as compared to $964,000 or approximately 49% of maintenance and service revenues for the three months ended March 31, 2006.  The slight increase in total cost of maintenance and services was $19,000 and is primarily due to the increase in the cost of professional services.  The cost of services increased from the second quarter of fiscal 2006 to the second quarter of fiscal 2007 due to the increased service revenues of $191,000 as well as additional professional services. This increase was somewhat offset by lower expenses in Europe, the result of three less professional services headcount which resulted from personnel turnover, and lower recruitment fees compared to 2006.  The cost of maintenance is generally fixed, and in total, maintenance revenues increased $752,000 as compared to the same quarter in the prior fiscal year but costs did not significantly increase.

Sales and marketing expenses were $2,140,000 for the three months ended March 31, 2007, which represents a decrease of $41,000 or approximately 2%, from $2,181,000 for the three months ended March 31, 2006.  The percentage of sales and marketing expenses to total revenues decreased to 35% in the second quarter of fiscal 2007 from 40% in the same quarter a year ago. The percentage decrease is primarily due to higher revenue during the quarter. The dollar decrease in sales and marketing expense is primarily the result of the continued benefits received from the Company’s restructuring plan. During the first quarter of fiscal year 2007, the Company initiated and completed a restructuring plan in an effort to reduce future costs and focus resources on key areas of the business. The restructuring plan resulted in charges for severance benefits and related costs for nine terminated employees of approximately $128,000 during the six months ended March 31, 2007. The restructuring plan is expected to generate cost savings in the sales and marketing expense area of approximately $300,000 per quarter primarily realized from the Company’s UK operations. The net savings from this program in the first quarter of fiscal year 2007 were approximately one half of this amount after accounting for the severance costs attributed to these actions. This reduction was partially offset by additional payroll costs attributable to additional headcount in sales and marketing.

Engineering and product development expenses were $788,000 for the three months ended March 31, 2007, which represents an increase of $360,000, or approximately 84%, from $428,000 for the three months ended March 31, 2006. The percentage of engineering and product development expenses to total revenue increased from 8% for the second quarter of fiscal 2006 to 13% for 2007. This increase is mainly the result of the Datawatch|BDS product that was acquired in May 2006 and the engineering and product development expenses attributable to this product.  In addition, the Company has been making investments in the next generation of its existing Enterprise Information Management products.

General and administrative expenses were $1,210,000 for the three months ended March 31, 2007, which represents an increase of $188,000 or approximately 18% from $1,022,000 for the three months ended March 31, 2006. The percentage of general and administrative expenses to total revenue in both periods remained consistent at 20% and 19% in the second quarter of fiscal years 2007 and 2006, respectively. The amount of the increase is primarily attributable to costs associated with increased accounting and auditing fees, recruiting, legal costs, professional services and incentive compensation benefits.

Interest expense was $8,000 for the three months ended March 31, 2007 which resulted from the Company’s $1 million borrowing under its line of credit in the third quarter of fiscal 2006. As described herein, the Company elected to repay its outstanding balance under the line of credit on February 9, 2007. There was no interest expense for the three months ended March 31, 2006.

Interest income and other income (expense), net, was an expense of $11,000 in the second quarter of fiscal year 2007 versus income of $19,000 in the second quarter of fiscal year 2006.  During the three months ended March 31, 2006, excess cash was invested which generated income.  During the three months ended March 31, 2007, there were smaller amounts of excess cash to be invested which were also offset by foreign exchange transaction losses.

Income taxes of $25,000 were reflected in the second quarter of fiscal year 2007 versus zero in the same quarter of fiscal year 2006. Income tax expense for the three months ended March 31, 2007 represents additional deferred tax expense related to the tax-deductible goodwill generated by the Company’s acquisition of the business assets of IDARS.  The goodwill resulting from this transaction is deductible for tax purposes and a deferred tax expense will be recognized for financial reporting purposes equal to the tax rate on the excess of tax amortization over the amortization for financial reporting purposes, which is zero unless there is an impairment.

Net income for the three months ended March 31, 2007 was $424,000 as compared to net income of $227,000 for the three months ended March 31, 2006.

Six months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

Total Revenues

The following table presents total revenue, change in total revenue and total revenue increase for the six months ended March 31, 2007 and 2006:

	(In thousands)
	Six Months Ended
	March 31,			Percentage
	2007	2006	Increase	Increase
Software licenses and subscriptions	$6,695	$6,599	96	1.5%
Maintenance and services	5,230	3,542	1,688	47.7%

Total revenue	$11,925	$10,141	$1,784	17.6%

Software license and subscription revenue for the six months ended March 31, 2007 was $6,695,000 or approximately 56% of total revenue, as compared to $6,599,000 or approximately 65% of total revenue for the six months ended March 31, 2006.  This represents an increase of $96,000 or approximately 2% from the six months of fiscal 2006 to the six months of fiscal 2007. The overall net increase in software license and subscription revenue for the six months ended March 31, 2007 consists of a $167,000 increase in Report Management Solutions software license revenue and a $149,000 increase in Service Management Solutions license and subscription revenue, partially offset by a $221,000 decrease in the Desktop and Server Software license revenue (primarily Monarch).

Maintenance and services revenue for the six months ended March 31, 2007 was $5,230,000 or approximately 44% of total revenue, as compared to $3,542,000 or approximately 35% of total revenue for the six months ended March 31, 2006.  This represents an increase of $1,688,000 or approximately 48% from the first six months of fiscal 2006 to the first six months of fiscal 2007. The overall increase in maintenance and service revenue consists of a $364,000 increase in services and $1,324,000 increase in maintenance.  The increase of $364,000 in services was mainly related to Datawatch|BDS, which was $221,000 in the first six months of fiscal year 2007 versus zero in the same period a year ago and an increase of Datawatch|ES professional services of $124,000. The increase of $1,324,000 in maintenance revenue was primarily due to $1,239,000 in added maintenance revenue as a result of Datawatch|BDS.  Additionally, maintenance revenue increased by $88,000 for the Monarch product, due to the higher number of cumulative licenses sold for this product that are on maintenance.

Costs and Operating Expenses

The following table presents costs and operating expenses, changes in costs and operating expenses and costs and operating expenses growth or reductions for the six months ended March 31, 2007 and 2006:

	(In thousands)
	Six Months Ended			Percentage
	March 31,		Increase /	Increase /
	2007	2006	(Decrease)	(Decrease)
Costs of software licenses and subscriptions	$1,097	$1,164	(67)	(5.8)%
Costs of maintenance and services	2,015	1,804	211	11.7%
Sales and marketing expenses	4,484	4,149	335	8.1%
Engineering and product development expenses	1,494	855	639	74.7%
General and administrative expenses	2,278	1,911	367	19.2%

Total costs and operating expenses	$11,368	$9,883	$1,485	15.0%

Cost of software licenses and subscriptions for the six months ended March 31, 2007 was $1,097,000 or approximately 16% of software license and subscription revenue, as compared to $1,164,000 or approximately 18% of software license and subscription revenues for the six months ended March 31, 2006. The decrease of $67,000 in cost of software licenses and subscriptions is primarily due to the reduced amortization expenses of capitalized software costs, due to various capitalized software projects which became fully amortized after the first quarter of fiscal year 2006 with minimal new software projects being capitalized in fiscal 2007.

Cost of maintenance and services for the six months ended March 31, 2007 was $2,015,000 or approximately 39% of maintenance and service revenues, as compared to $1,804,000 or approximately 51% of maintenance and service revenues for the six months ended March 31, 2006.  The increase in the costs of maintenance and services was $211,000 and is primarily due to the additional headcount from Datawatch|BDS. Professional services revenues increased by $364,000, some of which was supported by outside consulting specialists.

Sales and marketing expenses were $4,484,000 for the six months ended March 31, 2007, which represents an increase of $335,000 or approximately 8%, from $4,149,000 for the six months ended March 31, 2006. The percentage of sales and marketing expenses to total revenues decreased to 38% in the first six months of fiscal 2007 from 41% in the same quarter a year ago.  The percentage decrease is primarily due to higher revenue during the six months ended March 31, 2007. The dollar increase is primarily the result of amortization of intangibles of $150,000, external professional services consulting of $97,000, travel and related costs of $43,000 and higher commissions of $97,000. These increases were partially offset by initial cost savings resulting from the Company’s restructuring plan which was initiated and completed during the first quarter of fiscal year 2007. The restructuring plan resulted in charges for severance benefits and related costs for nine terminated employees of approximately $128,000 during the six months ended March 31, 2007.  The restructuring plan is expected to generate cost savings in the sales and marketing expense area of approximately $300,000 per quarter primarily realized from the Company’s UK operations, when compared to the run rate at that time. The net savings from this program in the first quarter of fiscal year 2007 was approximately one half of this amount after the severance costs attributed to these actions.

Engineering and product development expenses were $1,494,000 for the six months ended March 31, 2007, which represents an increase of $639,000, or approximately 75%, from $855,000 for the six months ended March 31, 2006.  This increase is mainly the result of the Datawatch|BDS product that was acquired in May 2006 and the engineering and product development expenses required to support this product. In addition, the Company has been making investments in the next generation of its existing Enterprise Information Management products.

General and administrative expenses were $2,278,000 for the six months ended March 31, 2007, which represents an increase of $367,000 or approximately 19% from $1,911,000 for the six months ended March 31, 2006. The percentage of general and administrative expenses to total revenue for both periods remained the same at approximately 19%. The amount of the increase is primarily attributable to costs associated with accounting and auditing fees, legal costs, professional services and incentive compensation benefits.

Interest expense increased to $33,000 from $1,000 for the six months ended March 31, 2007 from the same period a year ago. This increase was the result of the Company’s $1 million borrowing under its line of credit in the third quarter of fiscal 2006. As described herein, the Company elected to repay its outstanding balance under the line of credit on February 9, 2007.

Interest income and other income (expense), net, was an expense of $19,000 in the first six months of fiscal 2007 versus income of $34,000 during the first six months of fiscal 2006. During the six months ended March 31, 2006, excess cash was invested which generated interest income. During the six months ended March 31, 2007, there were smaller amounts of excess cash to be invested which were also offset by foreign exchange transaction losses.

Income taxes of $47,000 were reflected in the first six months of fiscal year 2007 versus zero in the same period of fiscal year 2006.  Income tax expense for the six months ended March 31, 2007 represents additional deferred tax expense related to the tax-deductible goodwill generated by the Company’s acquisition of the business assets of IDARS.  The goodwill resulting from this transaction is deductible for tax purposes and a deferred tax expense will be recognized for financial reporting purposes equal to the tax rate on the excess of tax amortization over the amortization for financial reporting purposes, which is zero unless there is an impairment.

Net income for the six months ended March 31, 2007 was $458,000 as compared to net income of $291,000 for the six months ended March 31, 2006.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire through 2011.  The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses.  Rental expense for all operating leases was approximately $122,000 and $127,000 for the three months ended March 31, 2007 and 2006, respectively, and $258,000 and $321,000 for the six months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, contractual obligations include minimum rental commitments under non-cancelable operating leases as follows:

(In thousands)
Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating Lease Obligations	$971	$200	$436	$335	$—

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $389,000 and $407,000, respectively, for the three months ended March 31, 2007 and 2006, and $776,000 and 783,000 for the six months ended March 31, 2007 and 2006, respectively.  The Company is not obligated to pay any minimum amounts for royalties.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product until September 30, 2010.  The Company expensed approximately $5,000 and $2,000 for the three months ended March 31, 2007 and 2006, respectively, and $9,000 and $3,000 for the six months ended March 31, 2007 and 2006, respectively.

On May 3, 2006, the Company acquired certain assets of ClearStory Systems, Inc’s. IDARS business. The initial acquisition cost for IDARS was approximately $4,790,000, consisting of $4,349,000 in cash and direct acquisition costs of approximately $441,000.  The acquisition also includes an 18-month earn-out payment equal to 30% of net revenues of products from the IDARS business, excluding the first $337,500 of revenues. The earn-out payment will be considered additional purchase price and will be recorded as additional goodwill. At March 31, 2007 and September 30, 2006, the Company has accrued approximately $925,000 and $215,000, respectively, related to such earn-out payments, net of claims against ClearStory. In accordance with the asset purchase agreement, payments are required to commence during the Company’s third quarter of fiscal year 2007 and the remaining payments are required to be made in the fourth and first quarters of fiscal years 2007 and 2008, respectively. On April 26, 2007, the Company made its first earn-out payment totaling approximately $277,000, net of claims. See Note 2 to the Condensed Consolidated Financial Statements for more detailed financial information on the acquisition of IDARS.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of March 31, 2007. Certain of the Company’s desktop products, principally Monarch, are sold with upgrade rights if purchased within 90 days of a version upgrade release. The Company released Monarch version 9 on February 27, 2007 and as such, purchases within 90 days of the upgrade have the right to a free upgrade or a discounted fee depending on the date of the purchase.  At March 31, 2007, the Company accrued a reserve of $62,000 related to these upgrade rights.

The Company is required by the new sublease agreement related to its Chelmsford, Massachusetts facility to provide a letter of credit in the amount of approximately $125,000 as a security deposit to the landlord of amounts due under the lease. Cash on deposit providing security in the amount of this letter of credit is classified as restricted cash in the Company’s condensed consolidated balance sheets as of March 31, 2007 and September 30, 2006.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2007.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2007.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At March 31, 2007, the Company had $2,280,000 of cash and equivalents, an increase of $418,000 from September 30, 2006.  From May 2006 through February 8, 2007, the Company had outstanding a line of credit of $1,000,000, which was subsequently repaid on February 9, 2007. At March 31, 2007, the Company had a working capital deficit of $2,187,000 which is primarily a result of deferred revenue of $4,417,000 related partly to the acquisition of maintenance service contracts in the IDARS business. The Company does not anticipate additional cash requirements to fund significant growth or the acquisition of complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements.

The Company had net income of approximately $458,000 for the six months ended March 31, 2007 as compared to net income of approximately $291,000 for the six months ended March 31, 2006.  During the six months ended March 31, 2007, approximately $1,514,000 of cash was provided by the Company’s operations.  During the six months ended March 31, 2007, the main source of cash from operations was net income adjusted for depreciation and amortization, a decrease in accounts receivable and an increase in accounts payable and accrued expenses.

Net cash used in investing activities for the six months ended March 31, 2007 of $90,000 is primarily related to the purchase of fixed assets.

Net cash used in financing activities for the six months ended March 31, 2007 of $990,000 is primarily related to the repayment of the Company’s $1 million line of credit.

On April 20, 2006, the Company entered into a one-year Loan and Security Agreement (“Loan Agreement”) with a bank, as amended on August 2, 2006. The Loan Agreement established two revolving $1.5 million lines of credit, for a total of $3.0 million. The Company could borrow under the first line of credit based on a formula percentage based on the Company’s eligible accounts receivable balance. There is no borrowing base formula for the second line of credit. The Loan Agreement required the Company to maintain certain specified cash flow and liquidity levels.

From May 2006 through February 8, 2007, the Company had an outstanding balance of $1 million. On February 9, 2007, the Company elected to repay its $1 million advance under the line of credit. At March 31, 2007, there were no amounts outstanding and the Company was in compliance with all covenants.  The Company did not renew the line of credit upon its expiration date of April 19, 2007 as it believes its current cash balances are sufficient to meet the Company’s needs for working capital and anticipated expenditures for at least the next 12 months.

On May 3, 2006, the Company acquired certain assets of ClearStory Systems, Inc’s. Integrated Document Archiving and Retrieval Systems (“IDARS”) business. The acquisition of IDARS was consummated pursuant to an asset purchase agreement dated as of March 10, 2006 among the Company and Clearstory Systems, Inc. The purchase agreement includes a provision for payments over an 18 month period equal to 30% of net revenues of products from the IDARS business, excluding the first $337,500 of revenues. The earn-out payments will be considered additional purchase price and will be recorded as additional goodwill. At March 31, 2007, the Company had accrued approximately $925,000 related to such earn-out payments, net of claims against ClearStory.  The accrued estimated earn-out payments, were recorded with a corresponding increase in goodwill for the total 18 months of this earn-out period. In accordance with the asset purchase agreement, payments are required to commence during the Company’s third quarter of fiscal year 2007 and the remaining payments are required to be made in the fourth and first quarters of fiscal years 2007 and 2008, respectively. On April 26, 2007, the Company initiated its first earn-out payment totaling approximately $277,000, net of claims.

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

An existing agreement between Datawatch and Math Strategies grants the Company exclusive worldwide rights to use and distribute certain intellectual property owned by Math Strategies and incorporated by the Company in its Monarch, Monarch Data Pump, VorteXML and certain other products. On April 29, 2004, the Company entered into a two year Option Purchase Agreement with Math Strategies giving the Company the option to purchase these intellectual property rights for $8 million. This option, if exercised, would provide the Company with increased flexibility to utilize the purchased technology in the future. In February 2006, the Company entered into an amendment to the original agreement with Math Strategies dated January 19, 1989.  Pursuant to the amendment to the license agreement, the term of the license agreement was extended to April 30, 2015. In conjunction with the license amendment, the Company also entered into an amendment to the Option Purchase Agreement dated as of April 29, 2004 which extended the option to April 30, 2015. The option purchase amendment changes the purchase price for the option to a formula price based on a multiple of the aggregate royalties paid to Math Strategies by the Company for the four fiscal quarters preceding the exercise of the option.

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

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At March 31, 2007, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments. The Company holds no investment securities that possess significant market risk.

Primary Market Risk Exposures

The Company’s primary market risk exposure is in the area of foreign currency exchange rate risk.  The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to the Company’s international subsidiaries, if any, are usually considered to be of a long-term investment nature. Therefore, the majority of currency movements are reflected in the Company’s other comprehensive income (loss). There are, however, certain situations where the Company will invoice customers in currencies other than its own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in interest income and other income (expense), net in the condensed consolidated statements of operations. These have not been material in the past nor does management believe that they will be material in the future. Currently, the Company does not engage in foreign currency hedging activities.

Item 4.       CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures.

The principal executive officer and principal financial officer, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a−15(e) and 15d−15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

The Company previously reported a material weakness (as defined by Public Company Accounting Oversight Board Auditing Standard No. 2) in its internal control over financial reporting (as defined in Rule 13a−15(f) under the Exchange Act) as of September 30, 2006.  As described in Item 9A(a) of Form 10−K for the fiscal year ended September 30, 2006, the Company determined that in the fourth quarter of 2006, it did not have adequate controls to provide reasonable assurance that non-standard revenue contracts were sufficiently evaluated for revenue recognition purposes, including consideration of customer acceptance terms and documentation of vendor specific objective evidence of services. As noted below, the weakness described is in process of being remedied, but not all the remedial steps had been completed as of March 31, 2007. As a result of the previously reported material weakness in its internal control over financial reporting, which was not fully remediated as of March 31, 2007, the Company’s chief executive officer and chief financial officer concluded that its disclosure controls and procedures were not effective as of March 31, 2007.

 (b)      Changes in Internal Controls.

 As reported in the Company’s Form 10-K for the fiscal year ended September 30, 2006, management determined that the initiatives shown below in italics should be implemented to address the material weakness described above. During the six months ended March 31, 2007 and thereafter, the Company continued to design enhancements to its controls and implemented a number of the recommended initiatives.  The specific actions taken by the Company during the six months ended March 31, 2007 and as noted, prior to the filing of this Quarterly Report on Form 10-Q, are described below under each of the initiatives.

●	Hiring of additional personnel with software revenue recognition experience:

o
In January 2007, the Company hired a consultant, with several years of software revenue recognition experience at a public software company. Effective February 1, 2007 the consultant was appointed to the position of interim Chief Financial Officer.  On March 26, 2007, the Company hired a Chief Financial Officer with software revenue recognition experience and the consultant, mentioned above, has remained with the Company to help continue to address these controls.

●	Initiate additional training of sales organization regarding revenue recognition rules and best practices:

o
During the quarter ended March 31, 2007 and prior to the filing of this Report on Form 10-Q, the Company initiated additional training of its sales organization regarding revenue recognition rules and best practices.

●	Formulate checklists to define revenue recognition criteria and to document related transactional information:

o	During the quarter ended March 31, 2007 the Company used a checklist for revenue recognition criteria on all non-standard orders.

●
Implement a policy requiring quarterly certifications from all sales managers, in order to assist management in detecting issues that may affect revenue recognition and the accuracy of its financial statements:

o	This initiative has been implemented for certifications starting with this Report on Form 10-Q and will be obtained prior to filing this Report on Form 10-Q.

Certain of these remedial measures will require some time to be fully implemented or to take full effect.  While this implementation phase is underway, the Company will rely on extensive manual procedures, including regular reviews, to assist it with meeting the objectives otherwise fulfilled by an effective controls environment.

The certifications of the Company’s principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes−Oxley Act are attached as exhibits to this Form 10−Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of its disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. This Item 4 should be read in conjunction with the officer certifications for a more complete understanding of the topics presented.

PART II.    OTHER INFORMATION

Item 1.            Legal Proceedings

From time to time, the Company may receive claims and may be party to actions that arise in the normal course of business. The Company does not believe the eventual outcome of any pending matters will have a material effect on the Company’s condensed consolidated financial condition or results of operations.

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

Item 4.            Submission of Matters to a Vote of Security Holders

A.	The Annual Meeting of Stockholders of Datawatch Corporation was held on March 9, 2007.

B.
The directors elected at the meeting were Robert W. Hagger, Thomas H. Kelly, Richard de J. Osborne, Terry W. Potter, David T. Riddiford and James Wood, which constitute all of the directors of the Company.

C.	A vote was proposed to elect the foregoing nominees to the Board of Directors to serve for the ensuing year or until their respective successors are duly elected and qualified:

Nominee	Total Vote For:	Total Votes Against:	Total Vote Abstaining:

Robert W. Hagger	4,772,368	0	455,504
Thomas H. Kelly	4,768,950	0	458,922
Richard de J. Osborne	4,774,592	0	453,280
Terry W. Potter	4,768,950	0	458,922
David T. Riddiford	4,769,950	0	457,922
James Wood	4,774,592	0	453,280

D.	No information provided due to inapplicability of item.

Item 6.            Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2007.

DATAWATCH CORPORATION

/s/ Robert W. Hagger
Robert W. Hagger
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Murray P. Fish
Murray P. Fish
Chief Financial Officer, Vice President of Finance, Treasurer and Assistant Secretary
(Principal Financial Officer)