Form 10-Q
period 2007-06-30
DATAWATCH CORP
filed 2007-08-14
CIK 792130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of August 10, 2007 was 5,632,420.

DATAWATCH CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2007

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	Page #

Item 1.	Financial Statements (Unaudited)

a)	Condensed Consolidated Balance Sheets:
	June 30, 2007 and September 30, 2006	3

b)	Condensed Consolidated Statements of Operations:
	Three and Nine Months Ended June 30, 2007 and 2006	4

c)	Condensed Consolidated Statements of Cash Flows:
	Nine Months Ended June 30, 2007 and 2006	5

d)	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 6.	Exhibits	31

SIGNATURES		32

CERTIFICATIONS		33

PART I. FINANCIAL INFORMATION
Item 1:     FINANCIAL STATEMENTS

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30, 2007	September 30, 2006
ASSETS
CURRENT ASSETS:
Cash and equivalents	$2,591	$1,862
Accounts receivable, net	4,345	3,786
Inventories	22	37
Prepaid expenses	577	653
Total current assets	7,535	6,338

Property and equipment, net	932	1,129
Goodwill	6,032	5,236
Other intangible assets, net	2,800	3,155
Restricted cash	125	125
Other long-term assets	43	42

	$17,467	$16,025

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$—	$1,000
Accounts payable	1,412	1,302
Accrued expenses	2,349	1,819
Deferred revenue	4,350	4,468
Accrued acquisition costs	734	215
Total current liabilities	8,845	8,804

LONG-TERM LIABILITIES:
Deferred rent	192	230
Deferred revenue – long-term	198	—
Deferred tax liability	111	36
Total long-term liabilities	501	266

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 20,000,000 shares authorized; issued, 5,624,999 shares and 5,526,485 shares, respectively; outstanding, 5,610,753 shares and 5,512,239 shares, respectively	56	55
Additional paid-in capital	22,582	22,204
Accumulated deficit	(13,902)	(14,742)
Accumulated other comprehensive loss	(475)	(422)
	8,261	7,095
Less treasury stock, at cost—14,246 shares	(140)	(140)
Total shareholders’ equity	8,121	6,955

	$17,467	$16,025

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
REVENUE:
Software licenses and subscriptions	$4,091	$3,386	$10,786	$9,984
Maintenance and services	2,392	1,958	7,622	5,501
Total Revenue	6,483	5,344	18,408	15,485

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	691	580	1,788	1,744
Cost of maintenance and services	922	1,000	2,937	2,804
Sales and marketing	2,515	2,488	7,000	6,637
Engineering and product development	750	571	2,243	1,426
General and administrative	1,205	996	3,483	2,907
Total costs and expenses	6,083	5,635	17,451	15,518
INCOME (LOSS) FROM OPERATIONS	400	(291)	957	(33)
Interest expense	—	(14)	(33)	(15)
Interest income and other income (expense), net	10	5	(9)	39
INCOME (LOSS) BEFORE INCOME TAXES	410	(300)	915	(9)
Provision for income taxes	28	15	75	15
NET INCOME (LOSS)	$382	$(315)	$840	$(24)

Net income (loss) per share - Basic	$0.07	$(0.06)	$0.15	$(0.00)
Net income (loss) per share - Diluted	$0.06	$(0.06)	$0.14	$(0.00)

Weighted-Average
Shares Outstanding – Basic	5,570	5,508	5,534	5,470
Weighted-Average
Shares Outstanding – Diluted	6,032	5,508	5,976	5,470

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	(In thousands)
	Nine Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$840	$(24)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	713	642
Allowances for doubtful accounts and sales returns	87	(125)
Loss on disposition of equipment	3	8
Stock-based compensation expense	92	44
Deferred income taxes	75	15
Changes in current assets and liabilities:
Accounts receivable	(559)	564
Inventories	15	27
Prepaid expenses and other	96	(14)
Proceeds from tenant improvements, offset against deferred rent	—	139
Accounts payable and accrued expenses	249	(376)
Deferred revenue	(41)	(229)
Cash provided by operating activities	1,570	671

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(116)	(873)
Proceeds from sale of equipment	1	2
Acquisition of IDARS business	—	(4,553)
Restricted cash	—	140
Capitalized software development costs	(43)	—
Other assets	—	(9)
Cash used in investing activities	(158)	(5,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) borrowings on line of credit	(1,000)	1,000
Net proceeds from exercise of stock options	286	181

Cash (used in) provided by financing activities	(714)	1,181

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	31	(5)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	729	(3,446)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	1,862	4,901
CASH AND EQUIVALENTS, END OF PERIOD	$2,591	$1,455

SUPPLEMENTAL INFORMATION:
Interest paid	$42	$15
Income taxes paid	$4	$—

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

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are sold directly to end-users and through value added resellers. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers.  Sales to distributors and resellers accounted for approximately 37% and 33%, respectively, of total sales for the three months ended June 30, 2007 and 2006, and 31% and 33%, respectively, of total sales for the nine months ended June 30, 2007 and 2006. Revenue from the sale of all software products (separately sold) are generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by SOP 97-2.  The Company’s software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

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

Certain of the Company’s desktop products, principally Monarch, are sold with upgrade rights if purchased within 90 days of a version upgrade release.  The Company released Monarch version 9.0 on February 27, 2007 and as such, purchases within 90 days of the upgrade have the right to a free upgrade or a discounted fee depending on the date of the purchase.  At June 30, 2007, the Company accrued a reserve of $6,000 related to these upgrade rights for Monarch Data Pump which is expected to be released in the fourth quarter of fiscal year 2007.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump and VorteXML sold directly to end-users, include a guarantee under which such customers may return products within 30 or 60 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists.” Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment.  The Company’s returns reserve was approximately $140,000 and $79,000 as of June 30, 2007 and September 30, 2006, respectively.  Actual returns have historically been within the range estimated by management.

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

Under the provisions of SFAS No. 123(R), the Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s share-based awards are accounted for initially as equity instruments. See additional Stock-Based Compensation disclosure in Note 7 to the Company’s Condensed Consolidated Financial Statements.

Concentration of Credit Risks and Major Customers

The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary credit terms. Two customers, Ingram Micro, Inc. and Tech Data Product Management, individually accounted for 17% and 13%, respectively, of total revenue for the three months ended June 30, 2007 and 17% and 11%, respectively, of total revenue for the three months ended June 30, 2006.   Ingram Micro, Inc. and Tech Data Product Management, each individually accounted for 14% and 12% of total revenue for the nine months ended June 30, 2007 and 16% and 12%, respectively, of total revenue for the nine months ended June 30, 2006. Ingram Micro, Inc. and Tech Data Product Management accounted for 19% and 13%, respectively, of outstanding gross trade receivables as of June 30, 2007 and 12% and 16%, respectively, of outstanding gross trade receivables as of September 30, 2006. The Company sells to Ingram Micro, Inc. and Tech Data Product Management under a distribution agreement, which automatically renews for successive one-year terms unless terminated. Other than these two customers, no other customer constitutes a significant portion (more than 10%) of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns based on management’s review of receivables, inventory and historical trends.

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred.

Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 24 to 72 months.  Capitalized software development costs and purchased software, net were approximately $389,000 and $473,000 at June 30, 2007 and September 30, 2006, respectively.

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

Restructuring

In October 2006, the Company initiated and completed a restructuring plan in an effort to reduce costs and focus resources on key areas of the business.  The restructuring plan was limited to one of the Company’s wholly-owned subsidiaries, Datawatch International Limited (“DWI”), and resulted in charges for severance benefits and related costs for nine terminated employees of approximately $128,000 during the nine months ended June 30, 2007.  These restructuring costs are included primarily within sales and marketing expenses for the nine months ended June 30, 2007.

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

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for fiscal years ending after November 15, 2006. Application of SAB 108 is not expected to impact the Company’s financial position, results of operations or cash flows.

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

Note 2 - Acquisition

On May 3, 2006, the Company acquired certain assets and assumed certain liabilities of ClearStory Systems, Inc’s Integrated Document Archiving and Retrieval Systems (“IDARS”) business. The acquisition of IDARS was consummated pursuant to an asset purchase agreement dated March 10, 2006 among the Company and ClearStory Systems, Inc. The acquisition cost for IDARS was approximately $4,790,000, consisting of $4,349,000 in cash and direct acquisition costs of approximately $441,000. Additional acquisition costs include an 18 month earn-out payment equal to 30% of net revenues of products from the IDARS business excluding the first $337,500 of revenues, net of any claims. The earn-out payment will be considered additional purchase price and will be recorded as additional goodwill when incurred or accrued. At June 30, 2007 and September 30, 2006, the Company accrued approximately $734,000 and $215,000, respectively, related to such earn-out payments with a corresponding increase in goodwill. In accordance with the asset purchase agreement, payments commenced during the Company’s third quarter of fiscal year 2007 and the remaining payments are required to be made in the fourth and first quarters of fiscal years 2007 and 2008, respectively. On April 26, 2007, the Company made its first earn-out payment totaling approximately $277,000, net of claims. On August 3, 2007, the Company made its second earn-out payment totaling approximately $183,000, net of claims.

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

The intangible asset for existing technology is for technologies developed by IDARS. The Company has estimated the life of these products as five years. The IDARS customer list and non-compete agreements have estimated lives of ten years and four years, respectively. The fair values for the existing technology, customer list and non-compete agreements will be amortized over their estimated life, subject to appropriate asset impairment assessments. Amortization of the intangible assets acquired as part of the IDARS acquisition totaled $140,000 from the date of acquisition through September 30, 2006 and $253,000 for the nine months ended June 30, 2007.

Goodwill will be tested for impairment annually, or on an interim basis, if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.  Goodwill associated with this acquisition is deductible for tax purposes and has a 15 year amortization period for tax purposes.

Note 3 - Other Intangible Assets, Net

Other intangible assets, net, were comprised of the following as of June 30, 2007 (unaudited) and September 30, 2006:

		(In thousands)

	Weighted	June 30, 2007			September 30, 2006
Identified Intangible Asset	Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	2	$1,709	$(1,666)	$43	$1,666	$(1,648)	$18
Purchased software	5	700	(354)	346	700	(245)	455
Patents	20	160	(22)	138	160	(16)	144
Customer lists	4-10	1,790	(287)	1,503	1,790	(138)	1,652
Non-compete agreements	4	640	(215)	425	640	(99)	541
Trademarks	indefinite	345	—	345	345	—	345

Total		$5,344	$(2,544)	$2,800	$5,301	$(2,146)	$3,155

For the three months ended June 30, 2007 and 2006, amortization expense related to intangible assets was $132,000 and $126,000, respectively, and $398,000 and $337,000 for the nine months ended June 30, 2007 and 2006, respectively.

The estimated future amortization expense related to other intangible assets as of June 30, 2007 is as follows:

Fiscal Year Ended September 30,	(In thousands)
Remainder of fiscal 2007	$122
2008	492
2009	429
2010	353
2011	195
2012	174
Thereafter	1,035
Total	$2,800

Note 4 - Deferred Revenue

Deferred revenue consisted of the following at June 30, 2007 and September 30, 2006:

	(In thousands)
	June 30, 2007	September 30, 2006
	(unaudited)
Maintenance	$3,725	$3,690
Other	823	778
Total	4,548	4,468

Less: long-term component of deferred maintenance	(198)	—

Current portion	$4,350	$4,468

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

Note 5 – Financing Arrangement

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

Note 6 – Income Taxes

SFAS No. 109, “Accounting for Income Taxes,” requires recognition of deferred tax liabilities and deferred tax assets (and related valuation allowances, if necessary) for the excess of tax-deductible goodwill over goodwill for financial reporting purposes. The tax benefit for the excess tax-deductible goodwill is recognized when realized on the tax return. During fiscal year 2006, Datawatch acquired the business assets of IDARS that resulted in tax-deductible amortization being recognized as a deferred tax expense in 2006. As the goodwill is deducted for tax purposes, a deferred tax expense will be recognized each year with a corresponding deferred tax liability equal to the excess of tax amortization over the amortization for financial reporting purposes. During the three months ended June 30, 2007 and 2006, the Company recorded additional deferred tax expense of approximately $28,000 and $15,000, respectively. During the nine months ended June 30, 2007 and 2006, the Company recorded additional deferred tax expense of approximately $75,000 and $15,000, respectively.

Note 7 – Shareholders’ Equity

Stock-based compensation expense for the three months ended June 30, 2007 and 2006 was $35,000 and $22,000, respectively, and $92,000 and $44,000 for the nine months ended June 30, 2007 and 2006, respectively, as included in the following expense categories:

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
	(In thousands)

Sales and Marketing	$13	$8	$36	$16
Engineering and product development	3	2	8	5
General and administrative	19	12	48	23
	$35	$22	$92	$44

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

Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate. The weighted-average fair values of the options granted under the stock option plans for the three months ended June 30, 2007 and 2006 were $2.56 and $2.89, respectively, and $1.85 and $3.10 for the nine months ended June 30, 2007 and 2006, respectively.  The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was approximately $225,000 and $18,000, respectively.  The total intrinsic value of options exercised during the nine months ended June 30, 2007 and 2006 was approximately $251,000 and $323,000, respectively.

Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The table below indicates the key assumptions used in the option valuation calculations for options granted in the nine months ended June 30, 2007 and 2006:

	2007	2006
Expected life	5 years	5 years
Expected volatility	65.7% - 94.1%	96.3%
Risk free interest rate	4.5% - 5.0%	4.6%
Dividend yield	0.0%	0.0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company uses an expected stock-price volatility assumption that is a combination of both historical and current implied volatilities of the underlying stock which are obtained from public data sources. The risk-free interest rate is the U.S. Treasury bill rate with constant maturities with a remaining term equal to the expected life of the option. The expected life is based on historical trends and data.  With regard to the weighted-average option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect. Based on the Company’s historical turnover rates, an annualized estimated forfeiture rate of 10% has been used in calculating the estimated cost. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.

The following table summarizes information about the Company’s stock option plans for the nine months ended June 30, 2007.

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value $(000)

Outstanding, October 1, 2006	852,316	$2.65

Granted	110,000	2.67
Canceled	(27,426)	4.74
Exercised	(98,514)	2.91
Outstanding, June 30, 2007	836,376	$2.55	5.65	$2,459

Exercisable, June 30, 2007	692,731	$2.43	5.10	$2,130

Restricted Stock Units

On March 9, 2007, the Company granted awards of restricted stock units (“RSU”) to each of its five non-employee Directors. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock such that when fully vested, each holder will receive 2,500 shares of common stock, for a total of 12,500 shares of common stock. Each RSU vests at the rate of 33.33% on each of the first and second anniversaries of March 9, 2007, with the balance to be vested on March 9, 2010. The fair value related to the RSUs was calculated based on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to general and administrative expense.

Note 8 - Comprehensive Income

The following table sets forth the reconciliation of net income (loss) to comprehensive income (loss):

	(In thousands)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Net income (loss)	$382	$(315)	$840	$(24)
Other comprehensive income (loss):
Foreign currency translation adjustments	19	(12)	(53)	(36)

Comprehensive income (loss)	$401	$(327)	$787	$(60)

Accumulated other comprehensive loss reported in the condensed consolidated balance sheets consists solely of foreign currency translation adjustments.

Note 9 - Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per share reflects the impact, when dilutive, of the exercise of stock options and RSUs using the treasury stock method.

Potentially dilutive common stock options aggregating 33,488 and 570,116 shares for the three months ended June 30, 2007 and 2006, respectively, and 33,488 and 592,451 shares for the nine months ended June 30, 2007 and 2006, respectively, have been excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive.

Note 10 - Commitments and Contingencies

As a result of the acquisition of certain assets of the IDARS business on May 3, 2006 (see Note 2), the Company is required to make payments equal to 30% of net revenues of products from the IDARS business, excluding the first $337,500 of this revenue, net of any claims, covering the 18 month earn-out period from May 3, 2006 until November 3, 2007. In accordance with the purchase and sale agreement, payments commenced during the Company’s third quarter of fiscal year 2007 and the remaining payments are required to be made in the fourth and first quarters of fiscal years 2007 and 2008, respectively.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product until September 30, 2010.  The Company expensed approximately $5,000 and $2,000 for the three months ended June 30, 2007 and 2006, respectively, and $14,000 and $5,000 for the nine months ended June 30, 2007 and 2006, respectively.

From time to time, the Company may be subject to claims and may be party to actions that arise in the normal course of business. The Company does not believe the eventual outcome of any pending matters will have a material effect on the Company’s consolidated financial condition or results of operations.

Note 11 - Segment Information

The Company has determined that it has only one reportable segment. The Company’s chief operating decision maker, who is determined to be the Chief Executive Officer, does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and operating results.

The following table presents information about the Company’s revenue by product lines:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Desktop and Server Software (primarily Monarch)	60%	59%	53%	59%
Report Management Solutions (including Datawatch|ES, Datawatch|BDS, Monarch|RMS, Researcher & iMergence)	23%	22%	26%	18%
Service Management Solutions (including Visual|QSM & Visual|HD)	17%	19%	21%	23%

Total	100%	100%	100%	100%

The Company’s operations are conducted in the U.S. and internationally (principally in the United Kingdom). The following tables present information about the Company’s geographic operations:

	(In thousands)
		International
		(Principally	Intercompany
	Domestic	U.K.)	Eliminations	Total

Total Revenue
Three months ended June 30, 2007	$5,022	$1,677	$(216)	$6,483
Three months ended June 30, 2006	3,975	1,584	(215)	5,344

Nine months ended June 30, 2007	$13,121	$6,098	$(811)	$18,408
Nine months ended June 30, 2006	11,133	5,049	(697)	15,485

Total Operating Income (Loss)
Three months ended June 30, 2007	$396	$4	$—	$400
Three months ended June 30, 2006	130	(421)	—	(291)

Nine months ended June 30, 2007	$208	$749	$—	$957
Nine months ended June 30, 2006	558	(591)	—	(33)

Non-current Assets
At June 30, 2007	$9,834	$98	$—	$9,932
At September 30, 2006	9,588	99	—	9,687

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

Datawatch’s principal products are Desktop and Server Software (primarily Monarch), Report Management Solutions (including Datawatch|ES, Datawatch|BDS, Monarch|RMS, Datawatch|Researcher and iMergence), and Service Management Solutions (including Visual|QSM and Visual|HD).  Included in the above product categories are: Monarch, a desktop report mining and business intelligence application that lets users extract and manipulate data from ASCII report files, PDF files or HTML files produced on any mainframe, midrange, client/server or PC system; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; Monarch|RMS, a web-based report mining and analysis solution that integrates with any existing COLD/ERM document or content management archiving solution; Datawatch|ES, a web-enabled business information portal, providing complete report management, business intelligence and content management, and the ability to analyze data within reports derived from existing reporting systems with no new programming or report writing; Datawatch|MailManager, a highly scalable e-mail management solution that provides complete lifecycle, compliance and storage management for Microsoft Exchange environments; Datawatch|BDS, a system for high-volume document capture, archiving, and online presentation; BDS|Workflow, a web-enabled enterprise business process management solution for document intensive business processes; Datawatch|Researcher, a .NET based content and data aggregation solution that searches inter-related data, documents, and communications scattered over multiple and disparate repositories, then merges and analyzes the results into comprehensive actionable case records; Visual|QSM, a fully internet-enabled IT support solution that incorporates workflow and network management capabilities and provides web access to multiple databases via a standard browser; Visual|Help Desk or Visual|HD, a web-based help desk and call center solution operating on the IBM Lotus Domino platform; and VorteXML, a data transformation product for the XML market that easily and quickly converts structured text output from any system into valid XML for web services and more using any DTD or XDR schema without programming.

On May 3, 2006, Datawatch acquired certain assets of ClearStory Systems, Inc.’s IDARS business in exchange for $4,349,000 in cash and an additional $441,000 in direct costs. In accordance with the purchase and sale agreement, payments equal to 30% of revenue for a period of eighteen months from the closing date (May 3, 2006) of the Datawatch|BDS product, excluding the first $337,500 of revenue, net of any claims, commenced during the Company’s third quarter of fiscal year 2007 and the remaining payments are required to be made in the fourth and first quarters of fiscal years 2007 and 2008, respectively. These amounts will be charged to goodwill as additional purchase price, as incurred or accrued. At June 30, 2007 and September 30, 2006, the Company has accrued approximately $734,000 and $215,000, respectively, related to future earn-out payments, net of any claims. The activities of the IDARS business from May 3, 2006 are included in the Company’s condensed consolidated financial statements. See Note 2 to the Condensed Consolidated Financial Statements for more detailed financial information on the acquisition of the IDARS business.

During the first quarter of fiscal 2004, the Company introduced a subscription sales model, as an alternative for the sale of its enterprise products.  The Company continues to offer its enterprise products through the sale of perpetual licenses and introduced the subscription pricing model to allow customers to begin using the Company’s products at a lower initial cost of software acquisition. Subscriptions automatically renew unless terminated with 90 days prior notice.  During the three and nine months ended June 30, 2007 and 2006, revenues under the subscription model were not significant.

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

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are sold directly to end-users and through the use of value added resellers. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers.  Sales to distributors and resellers accounted for approximately 37% and 33%, respectively, of total sales for the three months ended June 30, 2007 and 2006, and 31% and 33%, respectively, for the nine months ended June 30, 2007 and 2006. Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining.  Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by Statement of Position No. 97-2, “Software Revenue Recognition.” The Company’s software products can be installed and used by customers on their own with little or no customization required.  Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations of the Company.

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

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, and VorteXML sold directly to end-users, include a guarantee under which such customers may return products within 30 to 60 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in SFAS No. 48, “Revenue Recognition when Right of Return Exists.”  Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated.  The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by the Company.  The Company’s returns reserve was $140,000 and $79,000 as of June 30, 2007 and September 30, 2006, respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the uncollectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on the Company’s financial position and results of operations. The Company’s allowance for doubtful accounts was $224,000 and $193,000 as of June 30, 2007 and September 30, 2006, respectively.

Deferred Tax Assets

The Company’s deferred tax assets include net operating loss carryforwards and tax credits that expire at different times through and until 2021. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. The Company’s domestic operations have been mostly profitable during the past four years while international operations have continued to generate operating losses on an annual basis.  Accordingly, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance, previously provided against the deferred tax assets, continues to be provided.  Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in the Company concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes. Total domestic net deferred tax assets subject to a valuation allowance was approximately $4.7 million as of June 30, 2007.

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products.  Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred.  Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 24 to 72 months. Capitalized software development costs and purchased software, net were approximately $389,000 and $473,000 at June 30, 2007 and September 30, 2006, respectively.

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

With regard to the option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect. For stock option grants issued during the three months ended June 30, 2007, the Company used an expected option life assumption of 5 years.

With regard to the forfeiture rate assumption, the Company reviews historical voluntary turnover rates. For stock option grants issued during the three months ended June 30, 2007, the Company used an annual estimated forfeiture rate of 10%. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
REVENUE:
Software licenses and subscriptions	63.1%	63.4%	58.6%	64.5%
Maintenance and services	36.9%	36.6%	41.4%	35.5%
Total Revenue	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	10.7%	10.8%	9.7%	11.3%
Cost of maintenance and services	14.2%	18.7%	16.0%	18.1%
Sales and marketing	38.8%	46.6%	38.0%	42.9%
Engineering and product development	11.6%	10.7%	12.2%	9.2%
General and administrative	18.5%	18.6%	18.9%	18.8%
Total costs and expenses	93.8%	105.4%	94.8%	100.3%
INCOME (LOSS) FROM OPERATIONS	6.2%	(5.4%)	5.2%	(0.3%)
Interest expense	—	(0.3)%	(0.2%)	(0.1%)
Interest income and other income (expense), net	0.1%	0.1%	(0.0%)	0.2%
INCOME (LOSS) BEFORE INCOME TAXES	6.3%	(5.6)%	5.0%	(0.2)%
Provision for income taxes	0.4%	0.3%	0.4%	—
NET INCOME (LOSS)	5.9%	(5.9)%	4.6%	(0.2%)

Three months ended June 30, 2007 Compared to Three months ended June 30, 2006

Total Revenues

The following table presents total revenue, change in total revenue and total revenue increase for the three months ended June 30, 2007 and 2006:

	(In thousands)
	Three Months Ended
	June 30,			Percentage
	2007	2006	Increase	Increase
Software licenses and subscriptions	$4,091	$3,386	$705	20.8%
Maintenance and services	2,392	1,958	434	22.1%

Total revenue	$6,483	$5,344	$1,139	21.3%

Software license and subscription revenue for the three months ended June 30, 2007 was $4,091,000 or approximately 63% of total revenue, as compared to $3,386,000 or approximately 63% of total revenue for the three months ended June 30, 2006.  This represents an increase of $705,000 or approximately 21% from the third quarter of fiscal 2006 to the third quarter of fiscal 2007. The overall net increase in software license and subscription revenue for the three months ended June 30, 2007 consists of a $767,000 increase in the Desktop and Server software license revenue (primarily related to the Monarch products) and a $17,000 increase in Service Management Solutions license and subscription revenue partially offset by a $79,000 decrease in Report Management Solutions software license and subscription revenue.  The increase in Monarch product revenues was attributable to the release of Monarch version 9.0 in February 2007.

Maintenance and services revenue for the three months ended June 30, 2007 was $2,392,000 or approximately 37% of total revenue, as compared to $1,958,000 or approximately 37% of total revenue for the three months ended June 30, 2006.  This represents an increase of $434,000 or approximately 22% from the third quarter of fiscal 2006 to the third quarter of fiscal 2007. The overall increase in maintenance and service revenue consists of a $104,000 increase in services and $330,000 increase in maintenance. The overall net increase in maintenance and services revenue for the three months ended June 30, 2007 consists of a $396,000 increase in Report Management Solutions maintenance and services revenue partially attributable to the Company's May 2006 acquisition of ClearStory Systems, Inc’s. IDARS business, a $26,000 increase in Service Management

Solutions maintenance and services revenue and a $12,000 increase in Desktop and Server maintenance and services revenue.

Costs and Operating Expenses

The following table presents costs and operating expenses, changes in costs and operating expenses and costs and operating expenses growth or reductions for the three months ended June 30, 2007 and 2006:

	(In thousands)
	Three Months Ended			Percentage
	June 30,		Increase /	Increase /
	2007	2006	(Decrease)	(Decrease)
Costs of software licenses and subscriptions	$691	$580	111	19.1%
Costs of maintenance and services	922	1,000	(78)	(7.8)%
Sales and marketing expenses	2,515	2,488	27	1.1%
Engineering and product development expenses	750	571	179	31.3%
General and administrative expenses	1,205	996	209	21.0%

Total costs and operating expenses	$6,083	$5,635	$448	8.0%

Cost of software licenses and subscriptions for the three months ended June 30, 2007 was $691,000 or approximately 17% of software license and subscription revenue, as compared to $580,000 or approximately 17% of software license and subscription revenues for the three months ended June 30, 2006. The increase in total cost of software licenses and subscriptions is due to higher sales of royalty-bearing products as a result of the Monarch version 9 release in February 2007.

Cost of maintenance and services for the three months ended June 30, 2007 was $922,000 or approximately 39% of maintenance and service revenues, as compared to $1.0 million or approximately 51% of maintenance and service revenues for the three months ended June 30, 2006.  The decrease in the total cost of maintenance and services was $78,000 and is primarily due to a decrease in maintenance and services personnel and their related costs and travel expenses.

Sales and marketing expenses were $2,515,000 for the three months ended June 30, 2007, which represents an increase of $27,000 or approximately 1%, from $2,488,000 for the three months ended June 30, 2006. The percentage of sales and marketing expenses to total revenues decreased to 39% in the third quarter of fiscal 2007 from 47% in the same quarter a year ago. The percentage decrease is primarily due to higher revenue during the quarter. The dollar increase in sales and marketing expense is primarily the result of costs associated with the 2007 User Conference and direct mail costs related to the release of Monarch V9, net of the continued benefits received from the Company’s restructuring plan. During the first quarter of fiscal year 2007, the Company initiated and completed a restructuring plan in an effort to reduce future costs and focus resources on key areas of the business. The restructuring plan resulted in charges for severance benefits and related costs for nine terminated employees of approximately $128,000 during the nine months ended June 30, 2007. The restructuring plan is expected to generate cost savings in the sales and marketing expense area of approximately $300,000 per quarter primarily realized from the Company’s UK operations.

Engineering and product development expenses were $750,000 for the three months ended June 30, 2007, which represents an increase of $179,000, or approximately 31%, from $571,000 for the three months ended June 30, 2006. The percentage of engineering and product development expenses to total revenue increased from 11% for the third quarter of fiscal 2006 to 12% for 2007. This increase is mainly the result of the Datawatch|BDS product that was acquired in May 2006 and the engineering and product development expenses attributable to this product.  In addition, the Company has been making investments in the next generation of its existing Enterprise Information Management products.

General and administrative expenses were $1,205,000 for the three months ended June 30, 2007, which represents an increase of $209,000 or approximately 21%, from $996,000 for the three months ended June 30, 2006. The percentage of general and administrative expenses to total revenue in both periods remained consistent at 19% in the third quarters of fiscal years 2007 and 2006, respectively. The amount of the dollar increase is primarily attributable to costs associated with increased accounting and auditing fees, recruiting, legal costs, professional services and incentive compensation benefits.

Interest expense for the three months ended June 30, 2006 was $14,000 which resulted from the Company’s $1 million borrowing under its line of credit in the third quarter of fiscal 2006. There was no interest expense for the three months ended June 30, 2007 as the Company elected to repay its outstanding balance under its line of credit on February 9, 2007.

Interest income and other income (expense), net, was $10,000 and $5,000 for the three months ended June 30, 2007 and 2006, respectively. This increase primarily represents interest income resulting from the investment of excess cash during the three months ended June 30, 2007.

Income taxes of $28,000 were reflected in the third quarter of fiscal year 2007 versus $15,000 in the same quarter of fiscal year 2006. Income tax expense for the three months ended June 30, 2007 and June 30, 2006 represents additional deferred tax expense related to the tax-deductible goodwill generated by the Company’s acquisition of the business assets of IDARS. The goodwill resulting from this transaction is deductible for tax purposes and a deferred tax expense will be recognized for financial reporting purposes equal to the tax rate on the excess of tax amortization over the amortization for financial reporting purposes, which is zero unless there is an impairment.

Net income for the three months ended June 30, 2007 was $382,000 as compared to a net loss of $315,000 for the three months ended June 30, 2006.

Nine months ended June 30, 2007 Compared to Nine months ended June 30, 2006

Total Revenues

The following table presents total revenue, change in total revenue and total revenue increase for the nine months ended June 30, 2007 and 2006:

	(In thousands)
	Nine Months Ended
	June 30,			Percentage
	2007	2006	Increase	Increase
Software licenses and subscriptions	$10,786	$9,984	802	8.0%
Maintenance and services	7,622	5,501	2,121	38.6%

Total revenue	$18,408	$15,485	$2,923	18.9%

Software license and subscription revenue for the nine months ended June 30, 2007 was $10,786,000 or approximately 59% of total revenue, as compared to $9,984,000 or approximately 64% of total revenue for the nine months ended June 30, 2006.  This represents an increase of $802,000 or approximately 8% from the nine months of fiscal 2006 to the nine months of fiscal 2007. The overall net increase in software license and subscription revenue for the nine months ended June 30, 2007 consists of a $547,000 increase in Desktop and Server Software license revenue (primarily related to the Monarch products), a $167,000 increase in Service Management Solutions license and subscription revenue, and an $88,000 increase in Report Management Solutions software license revenue.  The increase in Monarch product revenues was attributable to the release of Monarch version 9.0 in February 2007.

Maintenance and services revenue for the nine months ended June 30, 2007 was $7,622,000 or approximately 41% of total revenue, as compared to $5,501,000 or approximately 36% of total revenue for the nine months ended June 30, 2006.  This represents an increase of $2,121,000 or approximately 39% from the first nine months of fiscal 2006 to the first nine months of fiscal 2007. The overall increase in maintenance and service revenue consists of a $468,000 increase in services and $1,653,000 increase in maintenance. The increase of $468,000 in services was mainly related to an increase of $297,000 in Report Management services in the first nine months of fiscal year 2007 over the same period a year ago, an increase of $165,000 in Service Management Solutions and an increase of $6,000 in Desktop and Server professional services. The increase of $1,653,000 in maintenance revenue was mainly related to an increase of $1,643,000 in Report Management maintenance partially attributable to the Company's May 2006 acquisition of ClearStory Systems, Inc’s. IDARS business and an increase of $123,000 in Desktop and Server maintenance partially offset by a decrease of $113,000 in Service management maintenance.

Costs and Operating Expenses

The following table presents costs and operating expenses, changes in costs and operating expenses and costs and operating expenses growth for the nine months ended June 30, 2007 and 2006:

	(In thousands)
	Nine Months Ended
	June 30,			Percentage
	2007	2006	Increase	Increase
Costs of software licenses and subscriptions	$1,788	$1,744	44	2.5%
Costs of maintenance and services	2,937	2,804	133	4.7%
Sales and marketing expenses	7,000	6,637	363	5.5%
Engineering and product development expenses	2,243	1,426	817	57.3%
General and administrative expenses	3,483	2,907	576	19.8%

Total costs and operating expenses	$17,451	$15,518	$1,933	12.5%

Cost of software licenses and subscriptions for the nine months ended June 30, 2007 was $1,788,000 or approximately 17% of software license and subscription revenue, as compared to $1,744,000 or approximately 17% of software license and subscription revenues for the nine months ended June 30, 2006. The increase of $44,000 in cost of software licenses and subscriptions is primarily due to increased royalty expenses, acquired software and cost of goods sold from higher sales, net of the reduced amortization expenses of capitalized software costs, due to various capitalized software projects which became fully amortized after the first quarter of fiscal year 2006.

Cost of maintenance and services for the nine months ended June 30, 2007 was $2,937,000 or approximately 39% of maintenance and service revenues, as compared to $2,804,000 or approximately 51% of maintenance and service revenues for the nine months ended June 30, 2006.  The increase in the costs of maintenance and services was $133,000 and is primarily due to the additional headcount from Datawatch|BDS, net of savings from the Company’s restructuring plan which was initiated and completed during the first quarter of fiscal year 2007.

Sales and marketing expenses were $7,000,000 for the nine months ended June 30, 2007, which represents an increase of $363,000 or approximately 6%, from $6,637,000 for the nine months ended June 30, 2006. The percentage of sales and marketing expenses to total revenues decreased to 38% in the first nine months of fiscal 2007 from 43% in the same period a year ago.  The percentage decrease is primarily due to higher revenue during the nine months ended June 30, 2007. The dollar increase is primarily the result of amortization of intangibles of $176,000, external professional services consulting of $206,000, and higher sales commissions and bonuses of $213,000. These increases were partially offset by cost savings resulting from the Company’s restructuring plan which was initiated and completed during the first quarter of fiscal year 2007. The restructuring plan resulted in charges for severance benefits and related costs for nine terminated employees of approximately $128,000 during the nine months ended June 30, 2007. The restructuring plan is expected to generate cost savings in the sales and marketing expense area of approximately $300,000 per quarter primarily realized from the Company’s UK operations.

Engineering and product development expenses were $2,243,000 for the nine months ended June 30, 2007, which represents an increase of $817,000, or approximately 57%, from $1,426,000 for the nine months ended June 30, 2006.  This increase is mainly the result of the Datawatch|BDS product that was acquired in May 2006 and the engineering and product development expenses required to support this product. In addition, the Company has been making investments in the next generation of its existing Enterprise Information Management products.

General and administrative expenses were $3,483,000 for the nine months ended June 30, 2007, which represents an increase of $576,000 or approximately 20% from $2,907,000 for the nine months ended June 30, 2006. The percentage of general and administrative expenses to total revenue for both periods remained the same at approximately 19%. The amount of the dollar increase is primarily attributable to costs associated with accounting and auditing fees, legal costs, professional services and incentive compensation benefits.

Interest expense was $33,000 and $15,000 for the nine months ended June 30, 2007 and 2006, respectively. The increase was the result of the Company’s $1 million borrowing under its line of credit in the third quarter of fiscal 2006. As described herein, the Company elected to repay its outstanding balance under the line of credit on February 9, 2007.

Interest income and other income (expense), net, was an expense of $9,000 in the first nine months of fiscal 2007 versus income of $39,000 during the first nine months of fiscal 2006. During the nine months ended June 30, 2006, excess cash, prior to the acquisition of the IDARS business, was invested which generated interest income. During the nine months ended June 30, 2007, there were smaller amounts of excess cash to be invested which were also offset by foreign exchange transaction losses.

Income taxes of $75,000 were reflected in the first nine months of fiscal year 2007 versus $15,000 in the same period of fiscal year 2006. Income tax expense for the nine months ended June 30, 2007 represents additional deferred tax expense related to the tax-deductible goodwill generated by the Company’s acquisition of the business assets of IDARS. The goodwill resulting from this transaction is deductible for tax purposes and a deferred tax expense will be recognized for financial reporting purposes equal to the tax rate on the excess of tax amortization over the amortization for financial reporting purposes, which is zero unless there is an impairment.

Net income for the nine months ended June 30, 2007 was $840,000 as compared to a net loss of $24,000 for the nine months ended June 30, 2006.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire through 2011. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses.  Rental expense for all operating leases was approximately $131,000 and $133,000 for the three months ended June 30, 2007 and 2006, respectively, and $390,000 and $482,000 for the nine months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, contractual obligations include minimum rental commitments under non-cancelable operating leases as follows:

(In thousands)
Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating Lease Obligations	$902	$329	$385	$188	$—

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $550,000 and $427,000, respectively, for the three months ended June 30, 2007 and 2006, and $1,326,000 and 1,210,000 for the nine months ended June 30, 2007 and 2006, respectively.  The Company is not obligated to pay any minimum amounts for royalties.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product until September 30, 2010. The Company expensed approximately $5,000 and $2,000 for the three months ended June 30, 2007 and 2006, respectively, and $14,000 and $5,000 for the nine months ended June 30, 2007 and 2006, respectively.

On May 3, 2006, the Company acquired certain assets of ClearStory Systems, Inc’s. IDARS business. The initial acquisition cost for IDARS was approximately $4,790,000, consisting of $4,349,000 in cash and direct acquisition costs of approximately $441,000.  The acquisition also includes an 18-month earn-out payment equal to 30% of net revenues of products from the IDARS business, excluding the first $337,500 of revenues, net of any claims. The earn-out payment will be considered additional purchase price and will be recorded as additional goodwill. At June 30, 2007 and September 30, 2006, the Company has accrued approximately $734,000 and $215,000, respectively, related to such earn-out payments, net of claims against ClearStory. In accordance with the asset purchase agreement, payments commenced during the Company’s third quarter of fiscal year 2007 and the remaining payments are required to be made in the fourth and first quarters of fiscal years 2007 and 2008, respectively. On April 26, 2007, the Company made its first earn-out payment totaling approximately $277,000, net of claims. On August 3, 2007, the Company made its second earn-out payment totaling approximately $183,000, net of claims. See Note 2 to the Condensed Consolidated Financial Statements for more detailed financial information on the acquisition of IDARS.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of June 30, 2007. Certain of the Company’s desktop products, principally Monarch, are sold with upgrade rights if purchased within 90 days of a version upgrade release. The Company released Monarch version 9 on February 27, 2007 and as such, purchases within 90 days of the upgrade have the right to a free upgrade or a discounted fee depending on the date of the purchase.  At June 30, 2007, the Company accrued a reserve of $6,000 related to these upgrade rights for Monarch Data Pump which is expected to be released in the fourth quarter of fiscal year 2007.

The Company is required by the new sublease agreement related to its Chelmsford, Massachusetts facility to provide a letter of credit in the amount of approximately $125,000 as a security deposit to the landlord of amounts due under the lease. Cash on deposit providing security in the amount of this letter of credit is classified as restricted cash in the Company’s condensed consolidated balance sheets as of June 30, 2007 and September 30, 2006.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2007.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2007.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At June 30, 2007, the Company had $2,591,000 of cash and equivalents, an increase of $729,000 from September 30, 2006 after paying off the line of credit.  From May 2006 through February 8, 2007, the Company had outstanding a line of credit of $1,000,000, which was subsequently repaid on February 9, 2007. At June 30, 2007, the Company had a working capital deficit of $1,310,000 which is primarily the result of deferred revenue of $4,350,000. The Company does not anticipate additional cash requirements to fund significant growth or the acquisition of complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements.

The Company had net income of approximately $840,000 for the nine months ended June 30, 2007 as compared to a net loss of approximately $24,000 for the nine months ended June 30, 2006. During the nine months ended June 30, 2007, approximately $1,570,000 of cash was provided by the Company’s operations.  During the nine months ended June 30, 2007, the main source of cash from operations was net income adjusted for depreciation and amortization and an increase in accounts payable and accrued expenses.

Net cash used in investing activities for the nine months ended June 30, 2007 of $158,000 is primarily related to the purchase of fixed assets.

Net cash used in financing activities for the nine months ended June 30, 2007 of $714,000 is primarily related to the repayment of the Company’s $1 million line of credit, net of proceeds from the exercise of stock options.

On May 3, 2006, the Company acquired certain assets of ClearStory Systems, Inc’s. Integrated Document Archiving and Retrieval Systems (“IDARS”) business. The acquisition of IDARS was consummated pursuant to an asset purchase agreement dated as of March 10, 2006 among the Company and Clearstory Systems, Inc. The purchase agreement includes a provision for payments over an 18 month period equal to 30% of net revenues of products from the IDARS business, excluding the first $337,500 of revenues, net of any claims. The earn-out payments will be considered additional purchase price and will be recorded as additional goodwill. At June 30, 2007, the Company had accrued approximately $734,000 related to such earn-out payments, net of claims against

ClearStory. The accrued estimated earn-out payments were recorded with a corresponding increase in goodwill for the total 18 months of this earn-out period. In accordance with the asset purchase agreement, payments commenced during the Company’s third quarter of fiscal year 2007 and the remaining payments are required to be made in the fourth and first quarters of fiscal years 2007 and 2008, respectively. On April 26, 2007, the Company made its first earn-out payment totaling approximately $277,000, net of claims. On August 3, 2007, the Company made its second earn-out payment totaling approximately $183,000, net of claims.

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

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months.  The Company could anticipate cash requirements to fund significant growth or the acquisition of complementary technology or businesses and if such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. No assurances can be given that such additional financing will be available to the Company on favorable terms and conditions on a timely basis, or at all.

Management believes that the Company’s current operations have not been materially impacted by the effects of inflation.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At June 30, 2007, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments. The Company holds no investment securities that possess significant market risk.

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

Item 4.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures.

The principal executive officer and principal financial officer, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a−15(e) and 15d−15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

The Company previously reported a material weakness (as defined by Public Company Accounting Oversight Board Auditing Standard No. 2) in its internal control over financial reporting (as defined in Rule 13a−15(f) under the Exchange Act) as of September 30, 2006.  As described in Item 9A(a) of Form 10−K for the fiscal year ended September 30, 2006, the Company determined that in the fourth quarter of 2006, it did not have adequate controls to provide reasonable assurance that non-standard revenue contracts were sufficiently evaluated for revenue recognition purposes, including consideration of customer acceptance terms and documentation of vendor specific objective evidence of services. Based on management’s evaluation, the Company has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures are operating in an effective manner and are designed to ensure that information required to be disclosed in the Company’s filings and submissions under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances. The Company’s principal executive officer and principal financial officer have concluded that the material weakness described above was remediated as of June 30, 2007 and that the Company’s disclosure controls and procedures are effective at a level that provides such reasonable assurances.

(b)      Changes in Internal Controls.

As reported in the Company’s Form 10-K for the fiscal year ended September 30, 2006, management determined that the initiatives shown below in italics should be implemented to address the material weakness described above. During the nine months ended June 30, 2007, the Company continued to design enhancements to its controls and implemented all of the identified initiatives. The specific actions taken by the Company during the nine months ended June 30, 2007 and as noted, prior to the filing of this Quarterly Report on Form 10-Q, are described below under each of the initiatives.

•	Hiring of additional personnel with software revenue recognition experience:

o
In January 2007, the Company hired a consultant, with several years of software revenue recognition experience at a public software company. Effective February 1, 2007 the consultant was appointed to the position of interim Chief Financial Officer. On March 26, 2007, the Company hired a Chief Financial Officer with software revenue recognition experience and the consultant, mentioned above, remained with the Company to help continue to address these controls until May 2007.

•	Initiate additional training of sales organization regarding revenue recognition rules and best practices:

o	During the nine months ended June 30, 2007, the Company initiated additional training of its sales organization regarding revenue recognition rules and best practices.

•	Formulate checklists to define revenue recognition criteria and to document related transactional information:

o
During the nine months ended June 30, 2007, the Company used various checklists for revenue recognition criteria on all non-standard orders as well as all orders containing multiple-element arrangements.

•
Implement a policy requiring quarterly certifications from all sales managers, in order to assist management in detecting issues that may affect revenue recognition and the accuracy of its financial statements:

o
This initiative was fully implemented for certifications starting with the Company’s Report on Form 10-Q for the Quarterly Period Ended March 31, 2007 and were obtained prior to filing this Report on Form 10-Q.

The certifications of the Company’s principal executive officer and principal financial officer, required in accordance with Section 302 of the Sarbanes−Oxley Act, are attached as exhibits to this Form 10−Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of its disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. This Item 4 should be read in conjunction with the officer certifications for a more complete understanding of the topics presented.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2007.

DATAWATCH CORPORATION

/s/ Robert W. Hagger
Robert W. Hagger
President, Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Murray P. Fish
Murray P. Fish
Chief Financial Officer, Vice President of Finance, Treasurer and Assistant Secretary
(Principal Financial Officer)