Form 10-K
period 2007-09-30
DATAWATCH CORP
filed 2007-12-31
CIK 792130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-19960

DATAWATCH CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	02-0405716
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on March 31, 2007, the last business day of the Company’s most recently completed second fiscal quarter, as reported by the NASDAQ Capital Market was $12,418,946.

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of December 28, 2007 was 5,763,215.

Documents Incorporated By Reference

Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2007.  Portions of such Proxy Statement are incorporated by reference in Part III of this report.

DATAWATCH CORPORATION
ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Item 1.  BUSINESS

GENERAL

Datawatch Corporation (the “Company” or “Datawatch”), a leader in Enterprise Information Management (“EIM”), helps companies make better decisions and solve business problems by simplifying access to information. Datawatch transforms the massive amounts of data and documents generated inside or outside a company into actionable insight, without any changes needed to existing systems. Datawatch customers benefit from the right information, in the right context, at the right time. More than 20,000 organizations worldwide rely on Datawatch products including its market-leading Monarch report and data mining solutions. Founded in 1985, Datawatch is based in Chelmsford, Massachusetts with offices in London, Sydney and Manila.

The Company offers its enterprise products through the sale of perpetual licenses as well as a subscription pricing model that allows customers to begin using the Company’s products at a lower initial cost of software acquisition. Subscription terms typically run 12 months or 24 months and automatically renew unless terminated with 90 days notice following the first year of the subscription term. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades.

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

PRODUCTS

Monarch - Datawatch is best known for its world-leading desktop report mining and business intelligence application called Monarch. More than 450,000 copies of Monarch have been licensed, with localized versions in English, French and German. Monarch transforms structured text files (reports, statements, etc.) into a live database that users can sort, filter, summarize, graph and export to other applications such as Microsoft Corporation’s Excel or Access.  Monarch Professional Edition lets users extract and work with data in PDF and HTML files, databases, spreadsheets and Open Data Base Connectivity (“ODBC”) sources as well as reports.  The Monarch product line represented approximately 54% of total revenues for the fiscal year 2007.

Monarch Data Pump - Monarch Data Pump (“MDP”) provides powerful information delivery and data Extract, Transform and Load (“ETL”) capabilities in one automated solution, without programming. Combining Datawatch’s Monarch Report Mining/Data Mining engine with the Microsoft.NET framework, MDP delivers a highly scalable and easily administered solution to acquire, combine, and monitor customized data, and deliver that data in a wide variety of formats, on an automatic, scheduled basis. Monarch Data Pump Professional Edition adds high-volume data production, remote web administration, a web service interface and tight integration with Microsoft SQL Server 2005 Integration Services.

Monarch|RMS - Monarch|RMS (Report Mining Server) is a web-based report mining and analysis solution that integrates with any existing Enterprise Record Management (“ERM”), document or content management archiving solution including Datawatch|BDS, IBM OnDemand and Hyland OnBase. Monarch|RMS opens up the corporate data locked in stored, static reports, enabling dynamic business-driven analysis of information in users’ web browsers or favorite productivity tools with no programming.

Datawatch|ES – Datawatch|ES is an enterprise Business Intelligence (“BI”) system that provides web-enabled report management, mining and distribution as well as data analysis and MS Excel integration, at a fraction of the complexity and cost of traditional BI solutions. Datawatch|ES allows organizations to quickly and easily deliver business intelligence and decision support, derived from existing reporting systems and other database sources,

with no new programming or report writing. Datawatch|ES automatically archives report data and binary documents in an enterprise report and document warehouse and provides users a unified point of entry to view, analyze and share information over the Internet.

Datawatch|BDS– Datawatch|BDS (Business Document Server) is a high speed, high volume document archive system, storing text as well as images, intelligent data streams and unstructured content, complete with file compression. Datawatch|BDS is capable of enabling thousands of end users to access and retrieve stored documents in a matter of seconds via the network or web. Datawatch|BDS also offers optional advanced business modules including e-Notify for automatic email notification to end users of newly archived documents, Datawatch BDS|Workflow for web-enabled enterprise business process management, and Monarch|RMS for web-enabled transformation of business documents into customized data for easy analysis.

Datawatch|MailManager – Datawatch|MailManager is a highly scalable email management solution that provides complete lifecycle, compliance, and storage management for Microsoft Exchange environments. It is a compliance solution built to scale from small and medium size organizations to large corporate entities and is able to support even the most stringent regulatory requirements. Datawatch|MailManager automates the email management lifecycle. It captures internal, outgoing and incoming email correspondence, indexing it and managing its retention based on an organization’s internal policies. In the case of audit or legal discovery, related e-mail can be instantly and accurately retrieved for rapid response.

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

Datawatch|Researcher– Datawatch|Researcher is a development platform for building performance management, content and data aggregation and workflow solutions. NET based, Datawatch|Researcher searches inter-related data, documents, and communications scattered over multiple and disparate repositories including databases, document and content management systems, email repositories, the Internet and more. It then merges and analyzes the results for uses in balanced scorecards, KPI reporting, problem management and business process management. It also can turn the results into comprehensive actionable case records for easier compliance, auditing, accounting, and billing processes.

Visual|QSM - Visual|QSM is an Internet-enabled IT service management system that scales from a basic help desk system to a full business management solution that incorporates workflow and network management capabilities and provides web access to multiple databases while enabling customers to interact via a standard browser.  Visual|QSM, a market leader in Europe, also provides advanced service level management capabilities, integrated change management features, business process automation tools and one of the industry’s easiest to learn and use interfaces.  The Visual|QSM product line represented approximately 18% of total revenues for fiscal year 2007.

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

VorteXML - VorteXML software quickly and easily converts any structured text output generated from any system into valid XML for web services and more using any DTD or XDR schema without programming.  VorteXML dramatically speeds up and reduces the cost of enabling current applications for web services, implementing enterprise XML solutions, putting legacy output on the web (including bill presentment), and more.  The VorteXML solution suite is comprised of two software products that work together: VorteXML Designer, a desktop tool that provides users a visual interface that allows users to extract, transform and map data from existing text documents into XML without programming; and VorteXML Server, a scalable, high-volume server that automates the extraction and conversion of text documents into XML.

The Company also receives license royalties for its iMergence iStore product primarily from a provider of services to the financial services industry. iMergence iStore is a report management solution which manages computer-generated reports, mines the data contained in them, and allows users to interactively merge and transform them into new reports.

PRICING

The Company’s desktop products are sold under single and multi-user licenses. A single user license for Monarch Standard Edition is priced at $699. A single user license for Monarch Professional Edition is priced at $849. Monarch Data Pump is priced at $8,995 per server for the Standard Edition and $24,995 for the Professional Edition. A single user license for VorteXML Designer is priced at $499 and VorteXML Server is priced at $8,995 per server.

The Company’s enterprise business intelligence, content management and business service management products are primarily sold under server-based licenses with named-user and concurrent-user client licenses.  Entry-level Datawatch|ES and Datawatch|BDS systems are priced at $30,000. Entry-level Visual|QSM and Visual|Insight systems are priced at approximately $20,000. An entry-level Monarch|RMS system is priced at $15,000. An entry-level Datawatch|MailManager system is priced at $12,000. An entry-level Visual|HD system is priced for less than $10,000. All of the above systems can cost significantly more depending on the number of software modules, software server licenses and end user licenses sold and the amount of professional services and maintenance included.

MARKETING AND DISTRIBUTION

Datawatch sells its products through a variety of channels including directly to customers through its own internal and external sales force as well as through a variety of value-added partners, system integrators, distributors and national resellers in order to gain broad market exposure and to satisfy the needs of its customers.

The Company is engaged in active sales of its products to end-users, including repeat and add-on sales to existing customers and sales to new customers.  Datawatch utilizes direct mail, the Internet, telemarketing and direct personal selling to generate its sales.

Datawatch uses a variety of marketing programs to create demand for its products. These programs include advertising, cooperative advertising with reseller partners, direct mail, exhibitor participation in industry shows, executive participation in press briefings, Internet-based marketing and on-going communication with the trade press.

The Company offers certain of its distributors the ability to return obsolete versions of its products and slow-moving products for credit. Based on its historical experience relative to products sold to these distributors, the Company believes that its exposure to such returns is minimal. It has provided a provision for such estimated returns in the financial statements.

Datawatch warrants the physical disk media and printed documentation for its products to be free of defects in material and workmanship for a period of 30 days from the date of purchase depending on the product.  Datawatch also offers a 30 day money-back guarantee on certain of its products sold directly to end-users. Under the guarantee, customers may return purchased products within the 30 day period for a full refund if they are not completely satisfied. To date, the Company has not experienced any significant product returns under its money-back guarantee.

During fiscal 2007, 2006 and 2005, one distributor, Ingram Micro Inc., represented approximately 15%, 16%

and 19%, respectively, of the Company’s total revenue. During fiscal 2007, 2006 and 2005, another distributor, Tech Data Corporation, represented approximately 13%, 13%, and 7%, respectively, of the Company’s total revenue. No other customer accounted for more than 10% of the Company’s total revenue in fiscal 2007, 2006 or 2005. Datawatch’s revenues from outside of the U.S. are primarily the result of sales through the direct sales force of its wholly-owned subsidiary, Datawatch International Limited and its subsidiaries (“Datawatch International”) and through international resellers. Such international sales (which are primarily in the UK), represented approximately 31%, 32% and 36% of the Company’s total revenue for fiscal 2007, 2006 and 2005, respectively.  See Note 10 to the Company’s Consolidated Financial Statements for segment information.

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

Datawatch’s product development efforts are conducted through in-house software development engineers and by external developers.  External developers are compensated through royalty payments based on product sales levels achieved or under contracts based on services provided.  Datawatch has established long-term relationships with several development engineering firms, providing flexibility, stability and reliability in its development process.

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

An existing agreement between Datawatch and Math Strategies grants the Company exclusive worldwide rights to use and distribute certain intellectual property owned by Math Strategies and incorporated by the Company in its Monarch, Monarch Data Pump and certain other products. In February 2006, the Company extended its exclusive worldwide distribution rights with Math Strategies for the technology used in the development of Monarch products until April 30, 2015. In addition, an amendment to the purchase option contract with Math Strategies, originally signed on April 29, 2004, gives Datawatch the option to purchase the intellectual property rights to the software source code and any existing patents at any time before April 30, 2015. This option, if exercised, would provide the Company with increased flexibility to utilize the purchased technology in the future.

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

During fiscal 2004, the Company acquired Mergence Technologies Corporation which had a branch software development and testing office in the Philippines. Mergence, which was renamed Datawatch Technologies Corporation (“DTC”) coincident with the acquisition, developed the iMergence iStore and Datawatch|Researcher products at its facilities in the United States and the Philippines prior to the acquisition. The Company has integrated the Philippines development branch as an alternative development facility for its other enterprise products.  iMergence is a registered trademark of Datawatch Corporation.

During fiscal 2006, the Company acquired the Integrated Document Archiving and Retrieval Systems (“IDARS”) business from ClearStory Systems, Inc., including Radiant Business Document Server, which was renamed Datawatch|BDS, and Radiant MailManager which was renamed Datawatch|MailManager.

The Company’s total research and development expense was $2,951,000, $2,094,000 and $2,031,000 for fiscal years 2007, 2006 and 2005, respectively.

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

COMPETITION

The software industry is highly competitive and is characterized by rapidly changing technology and evolving industry standards.  Datawatch competes with a number of companies including Actuate Corporation, IBM, ASG Software Solutions and others that have substantially greater financial, marketing and technological resources than the Company. Competition in the industry is likely to intensify as current competitors expand their product lines and as new competitors enter the market.

PRODUCT PROTECTION

In addition to having certain patents pending on its software technologies, Datawatch relies on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements, and technical measures to protect its rights in its products.  Despite these precautions, unauthorized parties may attempt to copy aspects of Datawatch’s products or to obtain and use information that Datawatch regards as proprietary.  Datawatch believes that, because of the rapid pace of technological change in the software industry, the legal protections for its products are less significant than the knowledge, ability and experience of its employees and developers, the frequency of product enhancements and the timeliness and quality of its support services.  Datawatch believes that none of its products, trademarks, patents, and other proprietary rights infringes on the proprietary rights of third parties, but there can be no assurance that third parties will not assert infringement claims against it or its developers in the future.

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

EMPLOYEES

As of December 21, 2007, Datawatch had 116 full-time and 5 contract, temporary or part-time employees, including 34 engaged in marketing, sales, and customer service; 35 engaged in product consulting, training and technical support; 31 engaged in product management, development and quality assurance; 19 providing general, administrative, accounting, and IT functions; and 2 engaged in software production and warehousing.

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

Fluctuations in Quarterly Operating Results

The Company’s future operating results could vary substantially from quarter-to-quarter because of uncertainties and/or risks associated with such things as technological change, competition, and delays in the introduction of products or product enhancements and general market trends. Historically, the Company has operated with little backlog of orders because its software products are generally shipped as orders are received.  As a result, net sales in any quarter are substantially dependent on orders booked and shipped in that quarter.  Further, the Company’s increased sales under its subscription sales model could result in decreased revenues over the short term. Because the Company’s staffing and operating expenses are based on anticipated revenue levels and a high percentage of the Company’s costs are fixed in the short-term, small variations in the timing of revenues can cause significant variations in operating results from quarter-to-quarter. Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company will not experience such variations in operating results in the future or that such variations will not have a material adverse effect on the Company’s business, financial condition or results of operations.

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

Dependence on Principal Products

In the year ended September 30, 2007, Monarch, Visual|QSM, Datawatch|BDS and Datawatch|ES accounted for approximately 54%, 18%, 14% and 8%, respectively, of the Company’s total revenue. The Company is primarily dependent on its Monarch, Visual|QSM, Datawatch|BDS and Datawatch|ES products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company. The Company’s future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

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

International Sales

In the years ended September 30, 2007, 2006 and 2005, international sales accounted for approximately  31%, 32% and 36%, respectively, of the Company’s total revenue.  The Company anticipates that international sales will continue to account for a significant percentage of its total revenue.  A significant portion of the Company’s total revenue will therefore be subject to risks associated with international sales, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company’s intellectual property overseas, seasonality of sales and potentially adverse tax consequences.

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

Limitations on Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and President and the Chief Financial Officer, does not expect that our internal controls will prevent all errors and intentional misrepresentations. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and no assurance can be given that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or intentional conduct may occur and not be detected.

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

Competition in the PC Software Industry

The software market for personal computers is highly competitive and characterized by continual change and improvement in technology. Several of the Company’s existing and potential competitors, including BMC Software, Actuate Corporation, Hyperion, ASG Software Solutions, and others, have substantially greater financial, marketing and technological resources than the Company.  No assurance can be given that the Company will have the resources required to compete successfully in the future.

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

Reliance on Software License Agreements

A majority of the Company’s products incorporate third-party proprietary technology which is generally licensed to the Company on an exclusive, worldwide basis. Failure by such third-parties to continue to develop technology for the Company and license such technology to the Company could have a material adverse effect on the Company’s business and results of operations.

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

Evolving Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses and Continuing Uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations as well as the listing standards of the NASDAQ Stock Market, are creating uncertainty for public companies. The Company continually evaluates and monitors developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs incurred or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. The Company is committed to maintaining high standards of corporate governance and public disclosure. As a result, the Company has invested resources to comply with evolving laws, regulations and standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If the Company’s efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against the Company and it may be harmed.

Indirect Distribution Channels

The Company sells a significant portion of its products through distributors and resellers, none of which are under the direct control of the Company. The loss of major distributors or resellers of the Company’s products, or a significant decline in their sales, could have a material adverse effect on the Company’s operating results. There can be no assurance that the Company will be able to attract or retain additional qualified distributors or resellers or that any such distributors or resellers will be able to effectively sell the Company’s products. The Company seeks to select and retain distributors and resellers on the basis of their business credentials and their ability to add value through expertise in specific vertical markets or application programming expertise. In addition, the Company relies on distributors and resellers to provide post-sales service and support, and any deficiencies in such service and support could adversely affect the Company’s business.

Subscription Sales Model Risk

During fiscal 2004, the Company introduced a subscription sales model for the sale of its enterprise products.  This pricing model allows customers to begin using the Company’s products at a lower initial cost of software acquisition when compared to the more traditional perpetual license sale. While the subscription sales model is designed to increase the number of enterprise solutions sold and also reduce dependency on short-term sales by building a recurring revenue stream, it introduces increased risks for the Company primarily associated with the timing of revenue recognition and reduced cash flows. The subscription model delays revenue recognition when compared to the typical perpetual license sale and also, as the Company allows termination of certain subscriptions with 90 days notice, could result in decreased revenue for solutions sold under the model if the Company experiences a high percentage of subscription cancellations during the first 12 months or 24 months of the subscription.  Further, as amounts due from customers are invoiced over the life of the subscription, there are delayed cash flows from subscription sales when compared to perpetual license sales.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

The Company is currently headquartered in 14,683 square feet of leased office space in Chelmsford, Massachusetts pursuant to a sublease agreement executed on September 28, 2005. The sublease expires in June 2011. The sublease contains annual rent escalations for each year of the sublease as well as an abatement of rent during the first twelve months of the sublease term. The aggregate rent for the remaining term of the sublease is approximately $623,000. In addition to rent, the sublease requires the Company to pay certain taxes, insurance and operating costs related to the leased facility based on the Company’s pro-rata share of such costs. The Company is also responsible for the costs of certain tenant improvements associated with the new facility but will be entitled to reimbursement for certain of such costs from the sublessor.

The Company also maintains international sales and administrative offices in the United Kingdom and Australia. In addition, the Company maintains a software development and testing facility in the Philippines.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Registrant’s security holders during the last quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

The names, ages and titles of the executive officers of the Company as of December 5, 2007 are as follows:

Robert W. Hagger	59	President, Chief Executive Officer and Director
Kenneth P. Bero	53	Chief Operating Officer, Senior Vice President of Sales and Director
John H. Kitchen, III	52	Chief Marketing Officer, Senior Vice President and Secretary
Murray P. Fish	56	Chief Financial Officer, Vice President of Finance, Treasurer and Assistant Secretary
Daniel F. Incropera	43	Corporate Controller & Vice President

Officers are elected by, and serve at the discretion of, the Board of Directors.

ROBERT W. HAGGER, President, Chief Executive Officer and Director.  Mr. Hagger assumed the positions of President, Chief Executive Officer and Director on July 9, 2001. Prior thereto, and since November 1, 1997, Mr. Hagger was Senior Vice President of International Operations of the Company. Prior to that and since March 1997, Mr. Hagger was Managing Director of the Company’s wholly-owned subsidiary Datawatch International Limited. Prior to joining Datawatch, from 1993 to March 1997, Mr. Hagger was founder and Managing Director of Insight Strategy Management Ltd. Prior to that, he was Managing Director of Byrne Fleming Ltd.  On October 19, 2007, the Company announced that Mr. Hagger would be retiring from his position as President and Chief Executive Officer effective January 1, 2008.  Mr. Hagger will remain a Director of the Company for at least twelve months following his resignation subject to successful re-election at the next shareholder meeting.

KENNETH P. BERO, Chief Operating Officer, Senior Vice President of Sales and Director. Mr. Bero was appointed Chief Operating Officer & Senior Vice President of Sales effective April 1, 2007. Mr. Bero had most recently been Senior Vice President of Enterprise Solutions for the Company. In April 2006, Mr. Bero joined the Company as Vice President of Enterprise Sales for North America. Prior to joining Datawatch, Mr. Bero served as Vice President, North American Channel Sales at Business Objects S.A., an international provider of business intelligence software and services. Previous roles include the position of Chief Operating Officer and Executive Vice President of Sales and Marketing at NAVIDEC, as Nasdaq listed software development and services company. On October 19, 2007, the Company announced the appointment of Mr. Bero as the Company’s new Chief Executive Officer effective January 1, 2008. Mr. Bero was also appointed a Director of the Company effective October 19, 2007.

JOHN H. KITCHEN, III, Chief Marketing Officer, Senior Vice President and Secretary. Mr. Kitchen was appointed Chief Marketing Officer & Senior Vice President effective April 1, 2007. Prior thereto, and since July 2001, Mr. Kitchen held the position of Senior Vice President of Desktop & Server Solutions. From July 2000 until July 2001, Mr. Kitchen was the Company’s Vice President of Marketing. Prior to July 2000, and since March 1998, Mr. Kitchen was the Company’s Director of Marketing. Prior to that, Mr. Kitchen was a marketing consultant to the Company.

MURRAY P. FISH, Chief Financial Officer, Vice President of Finance, Treasurer and Assistant Secretary.  Mr. Fish was appointed Chief Financial Officer, Vice President of Finance, Treasurer and Assistant Secretary on March 26, 2007. Prior to joining Datawatch, Mr. Fish served as Chief Financial Officer of Cymfony, Inc., a private business intelligence company.  From 2003 until 2005, Mr. Fish was the principal consultant at M.P. Fish Associates, where he provided financial consulting services to large public and private organizations.  From 1998 until 2003, Mr. Fish was the Chief Financial Officer and a Director at Network-1 Security Solutions, Inc., a publicly held company.

DANIEL F. INCROPERA, Corporate Controller & Vice President.  Mr. Incropera was appointed Corporate Controller & Vice President on September 7, 2007.  Mr. Incropera has served as the Company’s Controller since October 2006. From 2003 until joining the Company, Mr. Incropera served as Controller of Pennichuck Corporation, a publicly traded company that operates several water utility and real estate investment subsidiaries.  From 2002 until 2003, Mr. Incropera was the Assistant Controller at Concord Communications, Inc. which was a publicly traded software company providing network service management solutions.

PART II

Item 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Registrant’s common stock is listed and traded on the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) under the symbol DWCH.  The range of high and low closing prices during each fiscal quarter for the last two fiscal years is set forth below:

For the Year Ended	Common Stock
September 30, 2007	High ($)	Low ($)

4th Quarter	6.20	4.21
3rd Quarter	6.07	2.85
2nd Quarter	3.10	2.45
1st Quarter	2.93	1.89

For the Year Ended	Common Stock
September 30, 2006	High ($)	Low ($)

4th Quarter	3.68	2.47
3rd Quarter	3.85	3.36
2nd Quarter	5.38	3.53
1st Quarter	4.85	3.04

There are approximately 100 shareholders of record as of December 5, 2007.  The Company believes that the number of beneficial holders of common stock exceeds 2,000.  The last reported sale of the Company’s common stock on December 28, 2007 was at $5.93.

The Company has not paid any cash dividends and it is anticipated that none will be declared in the foreseeable future. The Company intends to retain future earnings, if any, to provide funds for the operation, development and expansion of its business.

The information set forth under the caption “Equity Compensation Plans” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2007 is incorporated herein by reference.

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for the periods indicated.  The selected consolidated financial data for and as of the end of the years in the five-year period ended September 30, 2007 are derived from the Consolidated Financial Statements of the Company.  The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes which appear elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data:
Years Ended September 30,	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Revenue	$25,259	$20,811	$21,511	$19,335	$17,712
Costs and Expenses	23,524	21,345	20,823	18,410	16,886
Income (loss) from Operations	1,735	(534)	688	925	826
Net Income (Loss)	$1,669	$(555)	$800	$1,085	$847

Earnings (Loss) per Common Share:
Basic	$0.30	$(0.10)	$0.15	$0.21	$0.16
Diluted	$0.29	$(0.10)	$0.14	$0.19	$0.16

Balance Sheet Data:
September 30,	2007	2006	2005	2004	2003
	(In thousands)

Total Assets	$18,337	$16,025	$13,412	$12,629	$10,504
Working Capital (Deficiency)	(279)	(2,465)	3,487	2,548	3,408
Long-Term Obligations	448	266	—	125	3
Shareholders’ Equity	9,020	6,956	7,306	6,436	5,138

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of Datawatch and its subsidiaries which appear elsewhere in this Annual Report on Form 10-K.

GENERAL

Introduction

Datawatch is engaged in the design, development, manufacture, marketing, and support of business computer software primarily for the Enterprise Information Management market which incorporates business intelligence, enterprise content management, business service management, help desk and workflow to allow organizations to access and analyze information in a more meaningful fashion.

Datawatch’s principal products are Business Intelligence Solutions (including Datawatch|ES, Monarch, Monarch Data Pump, Monarch|RMS, Datawatch|Researcher, Visual|Insight, iMergence and VorteXML), Content Management Solutions (including Datawatch|BDS and Datawatch|MailManager) and Business Service Management and Workflow Solutions (including BDS|Workflow, Visual|QSM and Visual|HD). Included in the above categories are:  Datawatch|ES, an enterprise business intelligence system that provides web-enabled report management, mining and distribution as well as data analysis and MS Excel integration; ERAMS, a web-enabled compliance solution for educational and medical institutions receiving federal grant funding; Monarch, a desktop report mining and business intelligence application that lets users extract and manipulate data from ASCII report files, PDF files or HTML files produced on any mainframe, midrange, client/server or PC system; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; Monarch|RMS, a web-based report mining and analysis solution that integrates with any existing Enterprise Report Management (“ERM”) document or content management archiving solution; Visual|Insight, a performance management solution that provides web-based knowledge management and Key Performance Indicator (“KPI”) reporting; VorteXML, a data transformation product for the emerging XML market that easily and quickly converts structured text output from any system into valid XML for web services and more using any DTD or XDR schema without programming; Datawatch|BDS, a system for high-volume document capture, archiving, and online presentation; Datawatch|MailManager, a highly scalable email management solution that provides complete lifecycle, compliance and storage management for Microsoft Exchange environments; Datawatch|Researcher, a development platform for building performance management, content and data aggregation and workflow solutions; BDS|Workflow, a web-enabled enterprise business process management solution that provides highly effective processing of document intensive business transactions; Visual|QSM, a fully internet-enabled IT service management solution that incorporates workflow and network management capabilities and provides web access to multiple databases via a standard browser; and Visual|Help Desk or Visual|HD, a web-based help desk and call center solution operating on the IBM Lotus Domino platform.

On May 3, 2006, Datawatch acquired certain assets of ClearStory Systems, Inc’s Integrated Document Archiving and Retrieval Systems (“IDARS”) business in exchange for $4,349,000 in cash and incurred $441,000 in direct costs. In accordance with the purchase and sale agreement, payments equal to 30% of revenue for a period of eighteen months from the closing date (May 3, 2006) of the Datawatch|BDS product, excluding the first $337,500 of revenue, net of any claims, commenced during the Company’s third and fourth quarters of fiscal year 2007 and the remaining payments are required to be made in the first quarter of fiscal year 2008. These amounts will be charged to goodwill as additional purchase price, as incurred or accrued. At September 30, 2007 and 2006, the Company has accrued approximately $329,000 and $215,000, respectively, related to future earn out payments, net of any claims. The activities of the IDARS business from May 3, 2006 are included in the Company’s consolidated financial statements. See Note 2 to the Consolidated Financial Statements for more detailed financial information on the acquisition of the IDARS business.

During the first quarter of fiscal 2004, the Company introduced a subscription sales model for the sale of its enterprise products. The Company continues to offer its enterprise products through perpetual licenses and introduced the subscription pricing model to allow customers to begin using the Company’s products at a lower initial cost of software acquisition. Subscriptions automatically renew unless terminated with 90 days notice following the first year of the subscription term. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The initial subscription rate is the same as the renewal rate. During fiscal 2005, 2006 and 2007, customer interest in and acceptance of the subscription model has been increasing as evidenced by a 6% growth in subscription revenue, from approximately $615,000 to approximately $649,000, during fiscal 2007 as compared to fiscal 2006.

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

Revenue Recognition, Allowance for Bad Debts and Returns

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are generally sold directly to end-users. The Company licenses its Desktop and Server Software products directly to end-users and through distributors and resellers.  Sales to distributors and resellers accounted for approximately 32%, 33% and 31%, of total sales for fiscal years 2007, 2006 and 2005, respectively. Revenue from the license of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of an arrangement exists and there are no significant obligations remaining.  Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by Statement of Position No. 97-2, “Software Revenue Recognition.” The Company’s software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations of the Company.

Desktop Software products are generally not sold in multiple element arrangements. Enterprise and Server Software sales are generally multiple element arrangements which include software license deliverables, professional services and post-contract customer support. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to a software license. In applying the residual method, the Company deducts from the sale proceeds the vendor specific objective evidence (“VSOE”) of fair value of the services and post-contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and do not involve modification or customization of the software or any other unusual acceptance clauses or terms. Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post-contract customer support services is deferred and recognized ratably over the contract period (generally one year).  Such deferred amounts are recorded as part of deferred revenue in the Company’s Consolidated Balance Sheets included elsewhere herein.

The Company also licenses its Enterprise Software using a subscription model. At the time a customer enters into a binding agreement to purchase a subscription, the customer is invoiced for an initial 90 day service period and an account receivable and deferred revenue are recorded. Beginning on the date the software is installed at the customer site and available for use by the customer, and provided that all other criteria for revenue recognition are met, the deferred revenue amount is recognized ratably over the period the service is provided. The customer is then invoiced every 90 days and, in accordance with SOP 97-2, revenue is recognized ratably over the period the service is provided. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The initial subscription rate is the same as the renewal rate. Subscriptions can be cancelled by the customer at any time by providing 90 days written notice following the first year of the subscription term.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, and VorteXML sold directly to end-users, include a guarantee under which such customers may return products within 30 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in Statement of Financial Accounting Standards No. 48, “Revenue Recognition when Right of Return Exists” (“SFAS No. 48”). Revenue from the license of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by the Company. The Company’s returns reserves were $80,000 and $79,000 as of September 30, 2007 and 2006, respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the collectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on the Company’s financial position and results of operations. The Company’s allowance for doubtful accounts was $223,000 and $193,000 as of September 30, 2007 and 2006, respectively.

Deferred Tax Assets

The Company has deferred tax assets related to net operating loss carryforwards and tax credits that expire at different times through and until 2026. At September 30, 2007, the Company had U.S. federal tax loss carryforwards of approximately $7.3 million, expiring at various dates through 2026, including $520,000 resulting from the Mergence acquisition undertaken during 2004 which are subject to additional annual limitations as a result of the changes in Mergence’s ownership, and had approximately $2.1 million in state tax loss carryforwards, which also expire at various dates through 2026. An alternative minimum tax credit of approximately $157,000 is available to offset future regular federal taxes. Research and development credits of approximately $499,000 expire beginning in 2009. In addition, the Company has the following foreign net operating loss carryforwards: United Kingdom losses of $8.5 million with no expiration date, France losses of $93,000 with no expiration date, Germany losses of $708,000 with no expiration date and Australia losses of $2.9 million with no expiration date.

Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets.  Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. For financial reporting purposes, the Company’s domestic operations have been profitable during the past three years while international operations have continued to generate operating losses. For tax return purposes, however, the Company has had marginal, if any, domestic taxable income the last three years as its UK subsidiaries are treated as branches on the domestic tax returns and, accordingly, the losses at such subsidiaries are recorded on the domestic tax returns. Accordingly, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance, previously provided against the deferred tax assets, continues to be provided. Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in the Company concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes. Total net deferred tax assets subject to a valuation allowance were approximately $5.9 million as of September 30, 2007. In relation to the recent asset purchase of the IDARS business, the applicable goodwill associated with this purchase has an indefinite life for US GAAP purposes but is deductible over a 15 year life for tax reporting purposes. Accordingly, for each reporting period, the Company will record deferred tax expense and an offsetting deferred tax liability on this difference in tax amortization of intangibles with indefinite lives based on the Company’s effective tax rate for the period. The deferred tax expense recorded for the year ended September 30, 2007 was approximately $133,000.

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred.  Commencing upon initial product release, capitalized costs are amortized to the cost of software licenses using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product) which is generally 24 to 72 months. The Company’s capitalized software was $395,000 and $473,000 at September 30, 2007 and 2006, respectively.

Goodwill, Other Intangible Assets and Other Long-Lived Assets

The Company performs an evaluation of whether goodwill is impaired annually or when events occur or circumstances change that would more likely than not reduce the fair value of the applicable reporting unit below its carrying amount. The annual impairment analysis is performed each May of the applicable fiscal year. Fair value is determined using market comparables for similar businesses, current market valuations of our common stock, or forecasts of discounted future cash flows. The Company also reviews other intangible assets and other long-lived assets when an indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Should the fair value of the Company’s long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary. In fiscal 2007, the Company concluded there was a partial impairment of its iMergence trademark resulting in a $39,000 impairment charge to operations. This charge is reflected in general and administrative costs in the Company’s Consolidated Statements of Operations for the year ended September 30, 2007.  No other impairment charges were taken during fiscal 2007.

Accounting for Stock-Based Compensation

With the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) on October 1, 2005, the Company is required to record the grant date fair value of stock-based compensation awards as compensation costs. For the fiscal year ended September 30, 2007, the Company recorded stock-based compensation expense of approximately $132,000. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

The Company uses an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities of the underlying stock which are obtained from public data sources. The Company believes this approach results in a reasonable estimate of volatility. For stock option grants issued during the fiscal year ended September 30, 2007, the Company used a range of expected stock-price volatility rates from 76% to 83% based upon the implied volatility at the time of issuance.

With regard to the weighted-average option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate historical exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect. For stock option grants issued during the year ended September 30, 2007, the Company used a weighted-average expected option life assumption of five years.

With regard to the forfeiture rate assumption, the Company reviews historical voluntary turnover rates. For stock option grants issued during the fiscal year ended September 30, 2007, the Company used an annual estimated forfeiture rate of 10%. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from the Company’s consolidated financial statements. The operating results for any period should not be considered indicative of the results expected for any future period.

	Year Ended September 30,
	2007	2006	2005
REVENUE:
Software licenses and subscriptions	58.8%	63.2%	66.2%
Maintenance and services	41.2	36.8	33.8
Total Revenue	100.0	100.0	100.0

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	9.8	10.9	11.7
Cost of maintenance and services	15.6	19.0	16.0
Sales and marketing	36.8	43.9	40.4
Engineering and product development	11.7	10.1	9.4
General and administrative	19.3	18.7	19.3
Total costs and expenses	93.2	102.6	96.8
INCOME (LOSS) FROM OPERATIONS	6.8	(2.6)	3.2
Interest expense	(0.1)	(0.1)	—
Interest income and other income, net	0.4	0.2	0.4
INCOME (LOSS) BEFORE INCOME TAXES	7.1	(2.5)	3.6
(Provision) benefit for income taxes	(0.5)	(0.2)	0.1
NET INCOME (LOSS)	6.6	(2.7)	3.7

Fiscal Year Ended September 30, 2007 as Compared to
Fiscal Year Ended September 30, 2006

Total Revenues

The following table presents total revenue, total revenue increase (decrease) and percentage change in total revenue for the years ended September 30, 2007 and 2006:

	Year Ended September 30,		Increase	Percentage
	2007	2006	(Decrease)	Change
	(In thousands)

Software licenses and subscriptions	$14,852	$13,145	$1,707	13.0%
Maintenance and services	10,407	7,666	2,741	35.8%

Total revenue	$25,259	$20,811	$4,448	21.4%

Revenue for the fiscal year ended September 30, 2007 was $25,259,000, which represents an increase of $4,448,000 or approximately 21% from revenue of $20,811,000 for the fiscal year ended September 30, 2006. For fiscal 2007, Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch|RMS, Datawatch|ES, Datawatch|Researcher, Visual|Insight, iMergence and VorteXML), Content Management Solutions (including Datawatch|BDS and Datawatch|MailManager) and Business Service Management and Workflow Solutions (including Visual|QSM and Visual|HD) revenue accounted for 67%, 14%, and 19% of total revenue, respectively, as compared to 73%, 5%, and 22%, respectively, for fiscal 2006. The increase in software license revenue can be attributed primarily to the Monarch Version 9 upgrade that was released in February 2007.

Software license and subscription revenue for the fiscal year ended September 30, 2007 was $14,852,000 or approximately 59% of total revenue, as compared to $13,145,000 or approximately 63% of total revenue for the fiscal year ended September 30, 2006. This represents an increase of $1,707,000 or approximately 13% from fiscal 2006. The overall increase in software license and subscription revenue during fiscal 2007 includes a

$1,391,000 increase in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch|RMS, Datawatch|ES, Datawatch|Researcher, Visual|Insight, iMergence and VorteXML products), a $230,000 increase in Content Management Solutions (including Datawatch|BDS and Datawatch|MailManager products) and an $85,000 increase in Business Service Management and Workflow Solutions (including Visual|QSM and Visual|HD products). Datawatch|BDS license revenues increased $230,000 which is attributable to a full year of BDS sales in fiscal 2007. The BDS product was acquired in connection with the Company’s acquisition of the Integrated Document Archiving and Retrieval Systems (“IDARS”) business from ClearStory Systems, Inc. in May 2006. Monarch revenues increased $1,499,000 in fiscal 2007 which is attributed to the release of version 9 during fiscal 2007.

Maintenance and services revenue for the fiscal year ended September 30, 2007 was $10,407,000 or approximately 41% of total revenue, as compared to $7,666,000 or approximately 37% of total revenue for the fiscal year ended September 30, 2006. This represents an increase of $2,741,000 or approximately 36% from fiscal 2006. The increase in maintenance and services revenue includes a $2,343,000 increase in Content Management Solutions (including Datawatch|BDS and Datawatch|MailManager products), a $225,000 increase in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch|RMS, Datawatch|ES, Datawatch|Researcher, Visual|Insight, iMergence and VorteXML products) and a $173,000 increase in Business Service Management and Workflow Solutions (including Visual|QSM and Visual|HD products). Datawatch|BDS services and maintenance revenues increased $2,343,000 which is attributable to a full year of revenues associated with the Company’s acquisition of the IDARS business in May 2006. Maintenance and services revenue for the Business Service Management and Workflow Solutions product line increased due to higher professional services which were offset by lower renewal rates of annual maintenance contracts from existing customers. Visual|QSM had a product upgrade release and new products were integrated with it during 2007. There was no new upgrade introduced for the Visual|Help Desk product line during fiscal year 2007. The Company attributes the overall increases in maintenance and services revenue to continued customer loyalty, which has resulted in high renewal rates for annual maintenance service contracts and an increased demand for professional services from existing customers, which also includes upgrades and additional training.

Costs and Operating Expenses

The following table presents costs and operating expenses, increase/(decrease) in costs and operating expenses and percentage changes in costs and operating expenses for the years ended September 30, 2007 and 2006:

	Year Ended September 30,		Increase /	Percentage
	2007	2006	(Decrease)	Change
	(in thousands)
Costs of software licenses and subscriptions	$2,468	$2,268	$200	8.8%
Costs of maintenance and services	3,943	3,949	(6)	-0.1%
Sales and marketing expenses	9,290	9,136	154	1.7%
Engineering and product development expenses	2,951	2,094	857	40.9%
General and administrative expenses	4,872	3,898	974	25.0%

Total costs and operating expenses	$23,524	$21,345	$2,179	10.2%

Cost of software licenses and subscriptions for the fiscal year ended September 30, 2007 was $2,468,000 or approximately 17% of software license and subscription revenues, as compared to $2,268,000 or approximately 17% of software license revenues for the fiscal year ended September 30, 2006. Costs of software licenses and subscriptions as a percentage of software licenses and subscription revenue have remained consistent year over year.

Cost of maintenance and services for the fiscal year ended September 30, 2007 was $3,943,000 or approximately 38% of maintenance and service revenues, as compared to $3,949,000 or approximately 52% of maintenance and service revenues, for the fiscal year ended September 30, 2006. The slight decrease in total cost of maintenance and services was attributable to the net effect of (i) savings generated from the Company’s restructuring plan which was initiated and completed during the first quarter of fiscal 2007 and additional headcount attrition offset by (ii) increased costs attributable to additional headcount brought on from the acquisition of IDARS in the third quarter of fiscal 2006.

Sales and marketing expenses were $9,290,000 for the fiscal year ended September 30, 2007, which represents an increase of $154,000 or approximately 2%, from $9,136,000 for the fiscal year ended September 30, 2006. This increase is primarily attributable to an increase in amortization expense for a full year in 2007 related to the customer lists acquired in the IDARS acquisition in May 2006 as well as an increase in costs associated with the 2007 user conference (net of sales).  These increases were partially offset by cost savings resulting from the Company’s restructuring plan which was initiated and completed during the first quarter of fiscal year 2007.

During the first quarter of fiscal 2007, the Company initiated and completed a restructuring plan in an effort to reduce costs and focus on key areas of the business. The restructuring plan was limited to one of the Company’s wholly owned subsidiaries, Datawatch International Limited and resulted in charges for severance benefits and related costs for nine terminated employees of approximately $128,000.  All of these costs were charged in the first quarter of fiscal 2007 and none were accrued or incurred in fiscal 2006. The Company anticipates annual sales and marketing expense savings from this restructuring to approximate $1.2 million.

Engineering and product development expenses were $2,951,000 for the fiscal year ended September 30, 2007, which represents an increase of $857,000 or approximately 41% from $2,094,000 for the fiscal year ended September 30, 2006. This increase is primarily attributable to the additional headcount resulting from the IDARS acquisition and increases in outsourced development activities. The Company will continue to use third-party development activities in conjunction with in-house development for the foreseeable future.

General and administrative expenses were $4,872,000 for the fiscal year ended September 30, 2007, which represents an increase of $974,000 or approximately 25% from $3,898,000 for the fiscal year ended September 30, 2006. This increase is primarily attributable to accruals related to the Company’s executive bonus plan, administrative costs related to personnel hired for revenue recognition expertise and increased consulting, audit and legal professional fees.

Net income for the year ended September 30, 2007 was $1,669,000, which compares to net loss of $555,000 for the year ended September 30, 2006. Net income for fiscal year 2007 includes a tax provision of approximately $133,000 while net loss for fiscal year 2006 includes a tax provision of $36,000.

Fiscal Year Ended September 30, 2006 as Compared to
Fiscal Year Ended September 30, 2005

Total Revenues

The following table presents total revenue, change in total revenue and total revenue growth for the year ended September 30, 2006 and 2005:

	Year Ended September 30,		Increase	Percentage
	2006	2005	(Decrease)	Change
	(In thousands)

Software licenses and subscriptions	$13,145	$14,233	$(1,088)	-7.6%
Maintenance and services	7,666	7,278	388	5.3%

Total revenue	$20,811	$21,511	$(700)	-3.3%

Revenue for the fiscal year ended September 30, 2006 was $20,811,000, which represents a decrease of $700,000 or approximately 3% from revenue of $21,511,000 for the fiscal year ended September 30, 2005. For fiscal 2006, Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch|RMS, Datawatch|ES, Datawatch|Researcher, Visual|Insight, iMergence and VorteXML), Content Management Solutions (including Datawatch|BDS and Datawatch|MailManager) and Business Service Management and Workflow Solutions (including  Visual|QSM and Visual|HD) revenue accounted for 73%, 5%, and 22% of total revenue, respectively, as compared to 74%, 0% and 26%, respectively, for fiscal 2005. The slight decrease in revenue can be attributed primarily to fewer license sales of Monarch due to fiscal 2006 being a non-upgrade release year for that product.

Software license and subscription revenue for the fiscal year ended September 30, 2006 was $13,145,000 or approximately 63% of total revenue, as compared to $14,233,000 or approximately 66% of total revenue for the fiscal year ended September 30, 2005. This represents a decrease of $1,088,000 or approximately 8% from fiscal 2005. The overall decrease in software license and subscription revenue during fiscal 2006 includes a $873,000 decrease in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch|RMS, Datawatch|ES, Datawatch|Researcher, Visual|Insight, iMergence and VorteXML products), a $323,000 decrease in Business Service Management and Workflow Solutions (including  Visual|QSM and Visual|HD products) and a $108,000 increase in Content Management Solutions (including Datawatch|BDS and Datawatch|MailManager products).  The Datawatch|BDS license revenue for fiscal 2006 is attributable to new products which were acquired in connection with the Company’s acquisition of the IDARS business in May 2006. The Company attributes the decrease in Monarch software license revenue to the lack of a new release during fiscal 2006 as well as reduced customer spending during the year. The Company’s most recent upgrade to Monarch V8 was released in March 2005.

Maintenance and services revenue for the fiscal year ended September 30, 2006 was $7,666,000 or approximately 37% of total revenue, as compared to $7,278,000 or approximately 34% of total revenue for the fiscal year ended September 30, 2005. This represents an increase of $388,000 or approximately 5% from fiscal 2005. The increase in maintenance and service revenue includes a $921,000 increase in Content Management Solutions (including Datawatch|BDS and Datawatch|MailManager products), a $691,000 decrease in Business Service Management and Workflow Solutions (including  Visual|QSM and Visual|HD products) and a $158,000 increase in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch|RMS, Datawatch|ES, Datawatch|Researcher, Visual|Insight, iMergence and VorteXML products).  The BDS maintenance and service revenue for fiscal 2006 is related to the new products which were acquired in connection with the Company’s acquisition of the IDARS business in May 2006. The Company attributes the overall increases in maintenance and services revenue to continued customer loyalty, which has resulted in high renewal rates for annual maintenance service contracts and an increased demand for professional services from existing customers, which also includes upgrades and additional training. The decrease in maintenance revenue for the Business Service Management and Workflow Solution product line was the result of lower renewal rates of annual maintenance contracts from existing customers due to a mature market for the products. The decrease in Business Service Management and Workflow Solutions maintenance and services was also the result of less demand for professional services work related to this product line.  No significant product upgrades were introduced within the Visual|QSM or Visual|Help Desk product lines during fiscal year 2006.

Costs and Operating Expenses

The following table presents costs and operating expenses, changes in costs and operating expenses and costs and operating expenses growth for the year ended September 30, 2006 and 2005:

	Year Ended September 30,		Increase /	Percentage
	2006	2005	(Decrease)	Change
	(in thousands)

Costs of software licenses and subscriptions	$2,268	$2,515	$(247)	-9.8%
Costs of maintenance and services	3,949	3,438	511	14.9%
Sales and marketing expenses	9,136	8,687	449	5.2%
Engineering and product development expenses	2,094	2,031	63	3.1%
General and administrative expenses	3,898	4,152	(254)	-6.1%

Total costs and operating expenses	$21,345	$20,823	$522	2.5%

Cost of software licenses and subscriptions for the fiscal year ended September 30, 2006 was $2,268,000 or approximately 17% of software license and subscription revenues, as compared to $2,515,000 or approximately 18% of software license revenues for the fiscal year ended September 30, 2005. Costs of software licenses and subscriptions as a percentage of software licenses and subscription revenue have remained consistent year over year.

Cost of maintenance and services for the fiscal year ended September 30, 2006 was $3,949,000 or approximately 52% of maintenance and service revenues, as compared to $3,438,000 or approximately 47% of maintenance and service revenues, for the fiscal year ended September 30, 2005. This increase was primarily due to an increase in headcount of consulting and training staff. The IDARS acquisition added several individuals to the consulting staff headcount. The increase can also be attributed to the increasing subscription sales. As the Company continues to see a slight shift in selling more subscription term licenses, revenues are recognized over future periods rather than at the point of sale, while the associated professional services costs and systems installation costs are incurred during the period for the project work associated with the implementation of the systems for these customers.

Sales and marketing expenses were $9,136,000 for the fiscal year ended September 30, 2006, which represents an increase of $449,000 or approximately 5%, from $8,687,000 for the fiscal year ended September 30, 2005. This increase is primarily attributable to increased sales staff personnel, increased headcount from the IDARS acquisition, higher salaries and other related expenses, increased marketing expenses for lead generation, and trade show expense. During fiscal year 2004, the Company made a strategic decision for additional investments within the sales and marketing programs to improve upon the Company’s top-line revenue growth initiatives. This additional investment focus was continued throughout the 2005 and 2006 fiscal years.

Engineering and product development expenses were $2,094,000 for the fiscal year ended September 30, 2006, which represents an increase of $63,000 or approximately 3% from $2,031,000 for the fiscal year ended September 30, 2005. This increase is primarily attributable to the additional headcount resulting from the IDARS acquisition offset by cost savings attributable to the transitioning of previously outsourced development activities in-house. The Company will continue to use third-party development activities in conjunction with in-house development for the foreseeable future, but will rely more on the Company’s in-house engineering and product development capabilities.

General and administrative expenses were $3,898,000 for the fiscal year ended September 30, 2006, which represents a decrease of $254,000 or approximately 6% from $4,152,000 for the fiscal year ended September 30,

2005. This decrease is primarily attributable to a reduction in overhead costs including a small reduction in headcount and the related wage and employee benefit savings totaling approximately $99,000. During fiscal 2006 there was an emphasis on managing administrative costs with certain reductions to lower investor relation costs and a reduction in the allowance for doubtful accounts, due to the improvement in overall collection efforts. In addition, the Company experienced savings attributable to lower management incentive bonuses of approximately $100,000 due to the Company’s net loss for the fiscal year and lower accounting costs attributable to a delay in the Company’s implementation of Section 404 of the Sarbanes-Oxley Act as a result of the one year extension for compliance granted by the Securities and Exchange Commission.

Net loss for the year ended September 30, 2006 was $555,000, which compares to net income of $800,000 for the year ended September 30, 2005. Net loss for fiscal year 2006 includes a tax provision of approximately $36,000 while net income for fiscal year 2005 includes a tax benefit of $22,000.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities and equipment in the U.S. and overseas under noncancelable operating leases that expire through 2011. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $511,000, $632,000 and $664,000 for fiscal 2007, 2006 and 2005, respectively.

As of September 30, 2007, contractual obligations include minimum rental commitments under noncancelable operating leases as follows (in thousands):

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$1,054	407	506	141	—

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $1,865,000, $1,602,000 and $1,659,000 respectively, for the years ended September 30, 2007, 2006 and 2005.  The Company is not obligated to pay any minimum amounts for royalties.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product until September 30, 2010. The Company expensed approximately $17,000, $5,000 and $10,000 for the fiscal years ended September 30, 2007, 2006 and 2005, respectively, for royalty payments to Mergence.

On May 3, 2006, the Company acquired certain assets of ClearStory Systems, Inc’s. IDARS business. The initial acquisition cost for IDARS was approximately $4,790,000, consisting of $4,349,000 in cash and direct acquisition costs of approximately $441,000.  The acquisition also includes an 18-month earn-out payment equal to 30% of net revenues of products from the IDARS business excluding the first $337,500 of revenues. The earn-out payment will be considered additional purchase price and will be recorded as additional goodwill. At September 30, 2007 and September 30, 2006, the Company has accrued approximately $329,000 and $215,000, respectively, related to such earn-out payments. In accordance with the asset purchase agreement, payments commenced during the Company’s third and fourth quarters of fiscal year 2007 and the remaining payments are required to be made in the first quarter of fiscal year 2008. During fiscal 2007, the Company made earn-out payments totaling approximately $671,000. On November 29, 2007, the Company made an additional earn-out payment totaling approximately $328,000. See Note 2 to the Consolidated Financial Statements for more detailed financial information on the acquisition of IDARS.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2007.

The Company is required by the new sublease agreement related to its Chelmsford, Massachusetts facility to provide a letter of credit in the amount of approximately $125,000 as a security deposit to the landlord of amounts due under the lease. Cash on deposit providing security in the amount of this letter of credit is classified as restricted cash in the Company’s consolidated balance sheets as of September 30, 2007 and 2006.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2007.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2007.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy limits the Company’s exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At September 30, 2007, the Company had $3,841,000 of cash and equivalents, an increase of $1,979,000 from September 30, 2006. This increase is principally attributable to increased profitability achieved during the year resulting from the release of Monarch Version 9 as well as revenues from the Datawatch|BDS product line which was acquired as part of the acquisition of IDARS in fiscal year 2006. The increase in cash and equivalents occurred despite the $1,000,000 repayment on the Company’s line of credit during fiscal 2007. From

May 2006 through February 8, 2007, the Company had outstanding a line of credit of $1,000,000 which was subsequently repaid and terminated on February 9, 2007.

At September 30, 2007, the Company had a working capital deficit of $279,000 as compared to a working capital deficit of $2,465,000 as of September 30, 2006. The working capital deficit at September 30, 2007 is primarily a result of deferred revenue of $4,486,000 as of September 30, 2007. The Company expects cash flows from operations to continue to improve as the Company anticipates increased sales for most of its main product offerings during the fiscal year ended September 30, 2008 while continuing to actively control costs. However, if the Company’s cash flow from operations were to decline significantly, it may need to consider further reductions to our operating expenses. The Company does not anticipate additional cash requirements to fund significant growth or the acquisition of complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements.

The Company had net income of approximately $1,669,000 for the year ended September 30, 2007 as compared to a net loss of approximately $(555,000) for the year ended September 30, 2006 and net income of approximately $800,000 for the year ended September 30, 2005. During the years ended September 30, 2007 and 2006, approximately $3,521,000 and $975,000, respectively, of cash was provided by the Company’s operations. During fiscal year 2007, the main source of cash from operations was net income adjusted for depreciation and amortization as well as an increase in accounts payable and accrued expenses.

Net cash used in investing activities for the year ended September 30, 2007 of $905,000 is primarily related to the purchase of fixed assets as well as costs associated with software development. Included in net cash used in investing activities was $671,000 of earn-out payments related to the IDARS acquisition, the purchase of fixed assets and costs associated with software development.

Net cash used in financing activities for the year ended September 30, 2007 of $651,000 is primarily related to the repayment of the Company’s $1 million line of credit, net of proceeds from the exercise of stock options.

On May 3, 2006, the Company acquired certain assets of ClearStory Systems, Inc’s. Integrated Document Archiving and Retrieval Systems (“IDARS”) business. The acquisition of IDARS was consummated pursuant to an asset purchase agreement dated as of March 10, 2006 among the Company and Clearstory Systems, Inc. The purchase agreement includes a provision for payments over an 18 month period equal to 30% of net revenues of products from the IDARS business, excluding the first $337,500 of revenues, net of any claims. The earn-out payments will be considered additional purchase price and will be recorded as additional goodwill. At September 30, 2007, the Company had accrued approximately $329,000 related to such earn-out payments. In accordance with the asset purchase agreement, payments commenced during the Company’s third and fourth quarters of fiscal year 2007 and the remaining payments are required to be made in the first quarter of fiscal year 2008. During fiscal 2007, the Company made earn-out payments totaling approximately $671,000. On November 29, 2007, the Company made an additional earn-out payment totaling approximately $328,000.

The Mergence purchase agreement dated August 11, 2004 includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product for a period of six years.  As the cash payments are based on recognized revenue and no minimum payments are required, they are not expected to have a significant impact on the Company’s liquidity or cash flows. See the section titled “Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments” included elsewhere herein for a more complete disclosure of the Company’s commitments and contingent liabilities.

An existing agreement between Datawatch and Math Strategies grants the Company exclusive worldwide rights to use and distribute certain intellectual property owned by Math Strategies and incorporated by the Company in its Monarch, Monarch Data Pump and certain other products. On April 29, 2004, the Company entered into a two year Option Purchase Agreement with Math Strategies giving the Company the option to purchase these intellectual property rights for $8 million. This option, if exercised, would provide the Company with increased flexibility to utilize the purchased technology in the future. In February 2006, the Company entered into an amendment to the original agreement with Math Strategies dated January 19, 1989.  Pursuant to the amendment to the license agreement, the term of the license agreement was extended to April 30, 2015. In conjunction with the license amendment, the Company also entered into an amendment to the Option Purchase Agreement dated as of April 29, 2004. Under the option purchase amendment, the option has been extended until April 30, 2015. The option purchase amendment changes the purchase price for the option to a formula price based on a multiple of the aggregate royalties paid to Math Strategies by the Company for the four fiscal quarters preceding the exercise of the option.

Management believes that the Company’s current operations have not been materially impacted by the effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will require disclosure at the end of the annual reporting period of the nature of uncertain tax positions and related events if it is reasonably possible that those positions and events could change the associated recognized tax benefit within the next twelve months. This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company will adopt FIN 48 effective October 1, 2007. The Company is currently in the process of evaluating the effect of adopting the provisions of FIN 48 and does not believe the cumulative effect of applying the provisions of FIN 48 will have a material impact on retained earnings as of October 1, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements and liabilities in interim and annual reporting periods subsequent to initial recognition.  Prior to SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions in GAAP.  SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning October 1, 2008.  The effect of adoption on the Company’s financial position and results of operations have not been determined.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. The Company has not decided if it will early adopt SFAS 159 or if it will choose to measure any eligible financial assets and liabilities at fair value.

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company applied the provisions of SAB 108 in the year ended September 30, 2007. Application of SAB 108 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.

SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

Item 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At September 30, 2007, the Company did not hold any derivative financial instruments or commodity instruments.  The Company holds no investment securities that possess significant market risk.

Primary Market Risk Exposures

The Company’s primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by the Company’s foreign subsidiaries and are denominated in local currency. Approximately 31%, 32% and 36% of the Company’s revenues for 2007, 2006 and 2005, respectively, were from foreign subsidiaries. In addition, approximately 34%, 36% and 37% of the Company’s operating expenses for fiscal 2007, 2006 and 2005, respectively, were from foreign subsidiaries.

The Company’s earnings exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to the Company’s international subsidiaries, if any, are considered to be of a long-term investment nature. Therefore, the majority of currency movements are reflected in the Company’s other comprehensive income (loss). There are, however, certain situations where the Company will invoice customers in currencies other than its own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in other income (expense), net in the consolidated statements of operations. These have not been material in the past nor does management believe that they will be material in the future. Currently, the Company does not engage in foreign currency hedging activities.

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

We have audited the accompanying consolidated balance sheets of Datawatch Corporation and subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datawatch Corporation and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 28, 2007

DATAWATCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	September 30,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and equivalents	$3,841	$1,862
Accounts receivable, less allowance for doubtful accounts and sales returns of $303,000 in 2007 and $272,000 in 2006	4,174	3,786
Inventories	48	37
Prepaid expenses	527	653
Total current assets	8,590	6,338

Property and equipment:
Office furniture and equipment	2,090	2,186
Manufacturing and engineering equipment	288	270
	2,378	2,456
Less accumulated depreciation and amortization	(1,522)	(1,327)
Net property and equipment	856	1,129

Goodwill	6,020	5,236
Other intangible assets, net	2,676	3,155
Restricted cash	125	125
Other long-term assets	70	42
	$18,337	$16,025

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$—	$1,000
Accounts payable	1,215	1,302
Accrued expenses	2,839	1,818
Deferred revenue	4,486	4,468
Accrued cost of acquisition	329	215
Total current liabilities	8,869	8,803

LONG-TERM LIABILITIES:
Deferred rent	179	230
Long-term deferred revenue	122	—
Deferred tax liability	147	36
Total long-term liabilities	448	266

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 20,000,000 shares authorized; issued, 5,647,666 shares and 5,526,485 shares, respectively; outstanding, 5,633,420 shares and 5,512,239 shares, respectively	56	55
Additional paid-in capital	22,684	22,204
Accumulated deficit	(13,072)	(14,741)
Accumulated other comprehensive loss	(508)	(422)
	9,160	7,096
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	9,020	6,956

	$18,337	$16,025

See notes to consolidated financial statements.

DATAWATCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended September 30,
	2007	2006	2005
REVENUE:
Software licenses and subscriptions	$14,852	$13,145	$14,233
Maintenance and services	10,407	7,666	7,278
Total Revenue	25,259	20,811	21,511

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	2,468	2,268	2,515
Cost of maintenance and services	3,943	3,949	3,438
Sales and marketing	9,290	9,136	8,687
Engineering and product development	2,951	2,094	2,031
General and administrative	4,872	3,898	4,152
Total costs and expenses	23,524	21,345	20,823

INCOME (LOSS) FROM OPERATIONS	1,735	(534)	688
Interest expense	(33)	(18)	(3)
Interest income	107	40	85
Foreign currency transaction (losses) gains	(7)	(7)	8

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	1,802	(519)	778
(PROVISION) BENEFIT FOR INCOME TAXES	(133)	(36)	22

NET INCOME (LOSS)	$1,669	$(555)	$800

Net income (loss) per share - Basic:	$0.30	$(0.10)	$0.15
Net income (loss) per share - Diluted:	$0.29	$(0.10)	$0.14

Weighted-Average Shares Outstanding - Basic	5,558	5,481	5,317
Weighted-Average Shares Outstanding - Diluted	5,855	5,481	5,774

See notes to consolidated financial statements.

DATAWATCH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Years Ended September 30, 2007, 2006 and 2005
(In thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Income (Loss)	Shares	Amount	Total

BALANCE, OCTOBER 1, 2004	5,315,108	$53	$21,828	$(14,986)	$(318)		(14,246)	$(140)	$6,437
Stock options exercised	67,976	1	82						83
Stock option acceleration expense			47						47
Translation adjustments					(60)	$(60)			(60)
Net income				800		800			800
Total comprehensive income						$740

BALANCE, SEPTEMBER 30, 2005	5,383,084	54	21,957	(14,186)	(378)		(14,246)	(140)	7,307
Stock options exercised	143,401	1	180						181
Stock-based compensation expense			67						67
Comprehensive income:
Translation adjustments					(44)	(44)			(44)
Net loss				(555)		(555)			(555)
Total comprehensive loss						$(599)

BALANCE, SEPTEMBER 30, 2006	5,526,485	55	22,204	(14,741)	(422)		(14,246)	(140)	6,956
Stock options exercised	121,181	1	348						349
Stock-based compensation expense			132						132
Comprehensive income:
Translation adjustments					(86)	(86)			(86)
Net income				1,669		1,669			1,669
Total comprehensive income						$1,583

BALANCE, SEPTEMBER 30, 2007	5,647,666	$56	$22,684	$(13,072)	$(508)		(14,246)	$(140)	$9,020

See notes to consolidated financial statements.

DATAWATCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,669	$(555)	$800
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	928	832	697
Impairment of trademark	39	—	—
Provision for doubtful accounts and sales returns	25	(149)	3
Loss on disposal of equipment	—	8	21
Stock-based compensation	132	67	47
Deferred income taxes	111	36	—
Changes in current assets and liabilities, net of effects of the acquisition of IDARS:
Accounts receivable	(320)	569	(479)
Inventories	(10)	22	13
Prepaid expenses and other	146	95	69
Accounts payable and accrued expenses	797	(197)	(75)
Deferred revenue	4	247	67
Cash provided by operating activities	3,521	975	1,163

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures	(136)	(912)	(343)
Proceeds from sale of equipment	8	2	4
Purchase of IDARS business, net of cash acquired	(671)	(4,575)	—
Capitalized software development costs	(81)	—	(43)
Decrease (increase) in restricted cash	—	268	(122)
Other assets	(25)	(9)	(19)
Cash used in investing activities	(905)	(5,226)	(523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	349	181	82
(Repayments) borrowings on line of credit	(1,000)	1,000	—
Cash (used in) provided by financing activities	(651)	1,181	82

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	14	31	(82)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,979	(3,039)	640
CASH AND EQUIVALENTS, BEGINNING OF YEAR	1,862	4,901	4,261
CASH AND EQUIVALENTS, END OF YEAR	$3,841	$1,862	$4,901

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$42	$31	$3
Income taxes paid	$4	$6	$—
Income tax refunds received	$—	$—	$63

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

Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements include the accounts of Datawatch and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company follows the guidance as defined by the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”) in recognizing revenue on software transactions. SOP 97-2 requires that revenue allocated to software products, specified upgrades and enhancements be recognized upon delivery of the related product, upgrades or enhancements.  Revenue allocated by vendor specific objective evidence (“VSOE”) of fair value to post contract customer support (primarily maintenance) is recognized ratably over the term of the support, and revenue allocated by VSOE to service elements (primarily training and consulting) is recognized as the services are performed. The residual method of revenue recognition is used for multi-element arrangements when the VSOE of the fair value does not exist for one of the delivered elements. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as supported by VSOE, is deferred and subsequently recognized in accordance with relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are sold directly to end-users and through value added resellers. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers.  Sales to distributors accounted for approximately 32%, 33% and 31%, of total sales for the years ended

September 30, 2007, 2006 and 2005, respectively. Revenue from the sale of all software products (separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by SOP 97-2.  The Company’s software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

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

The Company also sells its Enterprise Software using a subscription model. At the time a customer enters into a binding agreement to purchase a subscription, the customer is invoiced for an initial 90 day service period and an account receivable and deferred revenue are recorded. Beginning on the date the software is installed at the customer site and available for use by the customer, and provided that all other criteria for revenue recognition are met, the deferred revenue amount is recognized ratably over the period the service is provided. The customer is then invoiced every 90 days and, in accordance with the SOP 97-2, revenue is recognized ratably over the period the service is provided.  The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The initial subscription rate is the same as the renewal rate. Subscriptions can be cancelled by the customer at any time by providing 90 days prior written notice following the first year of the subscription term.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump and VorteXML sold directly to end-users, include a guarantee under which such customers may return products within 30 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in Statement of Financial Accounting Standards No. 48, “Revenue Recognition when Right of Return Exists.” Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently.

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

For the fiscal years ended September 30, 2007, 2006 and 2005, changes to and ending balances of the allowance for doubtful accounts were approximately as follows:

	2007	2006	2005
	(in thousands)

Allowance for doubtful accounts balance - beginning of year	$193	$294	$230
Additions to the allowance for doubtful accounts	57	11	75
Deductions against the allowance for doubtful accounts	(27)	(112)	(11)
Allowance for doubtful accounts balance - end of year	$223	$193	$294

Sales Returns Reserve

The Company maintains reserves for potential future product returns.  The Company estimates future product returns based on its experience and history with the Company’s various distributors and resellers as well as by monitoring inventory levels at such companies. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves for anticipated returns and the returns reserve is adjusted as required.  Adjustments are recorded as increases or decreases in revenue in the period of adjustment.  Actual returns have historically been within the range estimated by management. Actual results could differ from the reserve for sales returns recorded, and this difference may have a material effect on the Company’s financial position and results of operations.

For the fiscal years ended September 30, 2007, 2006 and 2005, changes to and ending balances of the sales returns reserve were approximately as follows:

	2007	2006	2005
	(in thousands)

Sales returns reserve balance - beginning of year	$79	$123	$186
Additions to the sales returns reserve	131	82	180
Deductions against the sales returns reserve	(130)	(126)	(243)
Sales returns reserve balance - end of year	$80	$79	$123

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

For the fiscal years ended September 30, 2007, 2006 and 2005, amounts related to capitalized and purchased software development costs and purchased software were approximately as follows:

	2007	2006	2005
	(in thousands)

Capitalized and purchased software balance - beginning of year	$473	$583	$937
Capitalized software development costs	81	—	42
Capitalized purchased software	—	180	—
Amortization of capitalized software development costs and purchased software	(159)	(290)	(396)
Capitalized and purchased software balance - end of year	$395	$473	$583

Cash and Equivalents

Cash and equivalents include cash on hand, cash deposited with banks and highly liquid securities including money market investments and short-term treasury deposits with original maturities of 90 days or less.

Concentration of Credit Risks and Major Customers

The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary credit terms. One customer, Ingram Micro Inc., individually accounted for 15%, 16% and 19% of total revenue in 2007, 2006 and 2005, respectively. Ingram Micro Inc. accounted for 15% and 12% of outstanding gross trade receivables as of September 30, 2007 and 2006, respectively. One other customer, Tech Data Product Management, individually accounted for approximately 13%, 13% and 7% of total revenue in 2007, 2006 and 2005, respectively. Tech Data Product Management accounted for 20% and 16% of outstanding gross trade receivables as of September 30, 2007 and 2006, respectively. The Company sells to Ingram Micro Inc. and Tech Data Product Management under distribution agreements, which automatically renew for successive one-year terms unless terminated. Other than these two customers, no other customer constitutes a significant portion (more than 10%) of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns based on management’s review of receivables, inventory and historical trends.

Deferred Revenue

Deferred revenue consisted of the following at September 30:

	2007	2006
	(in thousands)

Maintenance	$4,012	$3,690
Other	596	778
Total	4,608	4,468

Less: Long-term portion of deferred maintenance	(122)	—

Current portion of deferred revenue	$4,486	$4,468

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

Inventories

Inventories consist of software components, primarily software manuals, compact disks and retail packaging materials. Inventories are valued at the lower of cost (first-in, first-out method) or market.

Property and Equipment

 Purchased equipment and fixtures are recorded at cost. Leased equipment accounted for as capital leases is recorded at the present value of the minimum lease payments required during the lease terms. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or over the terms, if shorter, of the related leases. Useful lives and lease terms range from one to seven years. Depreciation and amortization expense related to property and equipment was $407,000, $363,000 and $235,000, respectively, for the years ended September 30, 2007, 2006 and 2005. There were no items under capital leases as of September 30, 2007 or 2006.

Long-Lived Assets

 The Company periodically evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful lives of long-lived assets and certain identifiable intangibles may warrant revision or that the carrying value of these assets may be impaired. To determine whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the respective assets are compared to the carrying value. To the extent that the undiscounted future cash flows are less than the carrying value, the fair value of the asset is determined and an impairment is recognized. If such fair value is less than the current carrying value, the asset is written down to its estimated fair value.

Goodwill and Other Intangible Assets

 Other intangible assets consist of capitalized software costs, acquired technology, patents, customer lists, trademarks and non-compete agreements acquired through business combinations.  The values allocated to the majority of these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in cost of software licenses and subscriptions. The values allocated to customer relationships and non-compete agreements are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in sales and marketing expenses. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

Goodwill and certain trademarks are not subject to amortization and are tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired, but if the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, must be measured. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Changes in the carrying amounts of goodwill for the years ended September 30, 2007 and 2006 are as follows (in thousands):

	2007	2006
Balance at beginning of year	$5,236	$1,631
Acquisition of IDARS business	784	3,605
Balance at end of year	$6,020	$5,236

The Company has the following other intangible assets as of September 30, 2007 and 2006:

	Weighted	September 30, 2007			September 30, 2006
	Average	Gross			Gross
Identified Intangible	Useful Life	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
Asset	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)

Capitalized software	2	$ 1,747	$ 1,671	$ 76	$ 1,666	$ 1,648	$ 18
Purchased software	5	700	381	319	700	245	455
Patents	20	160	24	136	160	16	144
Customer lists	10	1,790	337	1,453	1,790	138	1,652
Non-compete agreements	4	640	254	386	640	99	541
Trademark	2	21	—	21	60	—	60
Trademark	indefinite	285	—	285	285	—	285

Total	8 Years	$ 5,343	$ 2,667	$ 2,676	$ 5,301	$ 2,146	$ 3,155

During fiscal 2007, the Company determined that a trademark with a carrying value of $60,000 no longer had an indefinite useful life and was impaired by $39,000. The remaining balance of $21,000 will be amortized over the remaining estimated useful life of two years.

The intangible asset amounts amortized to cost of software licenses and subscriptions totaled $167,000, $351,000 and $462,000 for fiscal 2007, 2006 and 2005, respectively.

As of September 30, 2007, the estimated future amortization expense related to amortizing intangible assets was as follows (in thousands):

Years Ending September 30,

2008	$513
2009	466
2010	353
2011	195
2012	174
Thereafter	690

Total estimated future amortization expense	$2,391

Restricted Cash

At September 30, 2007 and 2006, restricted cash consisted of a $125,000 security deposit in the form of an irrevocable letter of credit held in escrow for the landlord of the Company’s Chelmsford, MA corporate offices.

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

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net income per share reflects the impact, when dilutive, of the exercise of options using the treasury-stock method.

The following table presents the options that were not included in the computation of diluted net income per share, because the exercise price of the options was greater than the average market price of the common stock for the years ended September 30, 2007, 2006 and 2005:

	2007	2006	2005

Quantity of option shares not included	190,042	255,753	145,870
Weighted-average exercise price	$4.90	$4.76	$5.86

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

Advertising and Promotional Materials

Advertising costs are expensed as incurred and amounted to $311,000, $325,000 and $373,000 in 2007, 2006 and 2005, respectively. Direct mail/direct response costs are expensed as the associated revenue is recognized. The amortization period is based on historical results of previous mailers (generally three to six months from the date of the mailing). Direct mail expense was $164,000, $33,000 and $112,000 in 2007, 2006 and 2005, respectively. At both September 30, 2007 and 2006, deferred direct mail/direct response costs were $4,000 and are included under the caption “prepaid expenses and other” in the accompanying consolidated balance sheets.

Stock-Based Compensation

The Company recognizes stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

On October 1, 2005, the Company adopted SFAS 123(R). The Company adopted SFAS 123(R) using a modified prospective application method, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this approach, the Company is required to record compensation cost for all share-based awards granted after the date of adoption and for the unvested portion of previously granted share-based awards at the date of adoption.

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

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”

During the first quarter of fiscal 2007, the Company elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Comprehensive Income(Loss)

The only item other than net income (loss) that is included in comprehensive income (loss) is foreign currency translation adjustments. Foreign currency translation losses arising during 2007, 2006 and 2005 were $86,000, $44,000, and $60,000, respectively.

Segment Information

The Company has determined that it has only one operating segment meeting the criteria established under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s chief operating decision maker, (determined to be the Chief Executive Officer), does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based on the Company’s consolidated operating results. See Note 10 for information about the Company’s revenue by product lines and geographic operations.

Guarantees and Indemnifications

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. The Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2007 and 2006.

The Company is required by the lease related to its Chelmsford, Massachusetts facility to provide a letter of credit in the amount of $125,000 as a security deposit to provide credit support for payment to the landlord of amounts due under the lease.  As previously disclosed, cash on deposit providing security in the amount of this letter of credit is classified as part of restricted cash in the Company’s consolidated balance sheets at September 30, 2007. See Note 5 for disclosure of minimum rental commitments under non-cancelable operating leases.

In August 2004, the Company entered into a Stock Purchase Agreement for the acquisition of Mergence in which the Company made certain warranties regarding, among other things, its legal authority to enter into the agreement consummating the acquisition and its ability to continue in its business.  The Company further agreed to indemnify the sellers of Mergence and hold them harmless for any damages incurred or suffered arising out of any misrepresentation or breach of such warranties made by the Company in the agreement. The Company believes that no such misrepresentations or breaches of warranty exist, or are likely to exist in the future, and, accordingly, has recorded no liabilities related to such indemnification as of September 30, 2007 and 2006.

The Company enters into indemnification agreements in the ordinary course of business.  Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual and the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2007 and 2006.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2007 and 2006.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy limits the Company’s exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2007 and 2006.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will require disclosure at the end of the annual reporting period of the nature of uncertain tax positions and related events if it is reasonably possible that those positions and events could change the associated recognized tax benefit within the next twelve months. This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company will adopt FIN 48 effective October 1, 2007. The Company is currently in the process of evaluating the effect of adopting the provisions of FIN 48 and does not believe the cumulative effect of applying the provisions of FIN 48 will have a material impact on retained earnings as of October 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements and liabilities in interim and annual reporting periods subsequent to initial recognition.  Prior to SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions in GAAP.  SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning October 1, 2008.  The effect of adoption on the Company’s financial position and results of operations has not been determined.

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

The Company applied the provisions of SAB 108 in the year ended September 30, 2007. Application of SAB 108 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

2.        ACQUISITION

On May 3, 2006, the Company acquired certain assets and assumed certain liabilities of ClearStory Systems, Inc.’s Integrated Document Archiving and Retrieval Systems (“IDARS”) business. The acquisition of IDARS was consummated pursuant to an asset purchase agreement dated as of March 10, 2006 among the Company and ClearStory Systems, Inc. The acquisition cost for IDARS was approximately $4,790,000, consisting of $4,349,000 in cash and direct acquisition costs of approximately $441,000. Additional acquisition costs include an 18-month earn-out payment equal to 30% of net revenues of products from the IDARS business excluding the first $337,500 of revenues, net of any claims. The earn-out payments will be considered additional purchase price and will be recorded as additional goodwill when incurred. At September 30, 2007 and 2006, the Company accrued approximately $329,000 and $215,000, respectively, related to such earn-out payments. In accordance with the asset purchase agreement, payments commenced during the third and fourth quarters of fiscal 2007 and the remaining payments are required to be made in the first quarter of fiscal year 2008. During fiscal 2007, the Company made earn-out payments totaling approximately $671,000. On November 29, 2007, the Company made an additional earn-out payment totaling approximately $329,000.

The following table presents the allocation of the purchase price paid for IDARS based on the estimated fair values of the acquired assets and assumed liabilities of IDARS as of May 3, 2006 (in thousands):

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

The intangible asset for existing technology is for technologies developed by IDARS.  The Company has estimated the life of these products as five years.  The IDARS customer list and non-compete agreements have estimated lives of ten years and four years, respectively. The fair values for the existing technology, customer list and non-compete agreements will be amortized over their estimated life, subject to appropriate asset impairment assessments. Amortization of the intangible assets acquired as part of the IDARS acquisition totaled $337,000 for fiscal year 2007 and $140,000 from the date of acquisition through September 30, 2006.

Goodwill will be tested for impairment annually, or on an interim basis, if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.  Goodwill associated with this acquisition is deductible for tax purposes and has a 15 year amortization period for tax purposes.

3.	INVENTORIES

Inventories consisted of the following at September 30:

	2007	2006
	(in thousands)

Raw materials	$32	$18
Finished goods	16	19

Total	$48	$37

4.	ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30:

	2007	2006
	(in thousands)

Accrued salaries and benefits	$357	$347
Accrued royalties and commissions	1,542	933
Accrued professional fees	421	255
Other	519	283

Total	$2,839	$1,818

5.        COMMITMENTS

Leases

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire through 2011. The lease agreements generally provide for the payment of minimum annual rentals, pro-rata share of taxes, and maintenance expenses. Rental expense for all operating leases was $511,000, $632,000 and $664,000 for the years ended September 30, 2007, 2006 and 2005, respectively.  Certain of the Company’s facility leases include options to renew.

As of September 30, 2007, minimum rental commitments under noncancelable operating leases are as follows (in thousands):

Years Ending September 30,

2008	$407
2009	310
2010	196
2011	141

Total minimum lease payments	$1,054

Royalties

The Company is committed to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products.  Royalty expense included in cost of software licenses and subscriptions was $1,865,000, $1,602,000 and $1,659,000 for the years ended September 30, 2007, 2006 and 2005, respectively. The Company is not obligated to pay minimum royalty amounts.

ClearStory Systems Royalties

As a result of the acquisition of certain assets of the IDARS business on May 3, 2006 (see Note 2), the Company is required to make payments equal to 30% of net revenues of products from the IDARS business excluding the first $337,500 of this revenue, net of any claims, covering the 18 month earn-out period from May 3, 2006 until November 3, 2007. In accordance with the purchase and sale agreement, payments commenced during the Company’s third and fourth quarters of fiscal year 2007 and the remaining payments are required to be made in the first quarter of fiscal year 2008.

Mergence Royalties

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation.  The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product until September 30, 2010. The Company expensed approximately $17,000, $5,000 and $10,000 for the years ended September 30, 2007, 2006 and 2005.

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

Letter of Credit

The Company has an irrevocable standby letter of credit with a bank securing performance of a five-year property lease. The Company has provided a cash term deposit in the amount of $125,000 to secure the letter of credit. This amount is included as part of restricted cash in the Company’s consolidated balance sheets at September 30, 2007 and 2006.

7.	INCOME TAXES

Income (loss) from operations before income taxes consists of the following for the years ended September 30:

	2007	2006	2005
	(in thousands)

Domestic	$2,078	$1,551	$1,645
Foreign	(276)	(2,070)	(867)

Total	$1,802	$(519)	$778

The provision (benefit) for income taxes consisted of the following for the years ended September 30:

	2007	2006	2005
	(in thousands)

Current:
Federal	$12	$—	$(12)
State	9	—	(10)
Foreign	1	—	—
	22	—	(22)

Deferred:
Federal	138	(26)	(18)
State	52	10	11
Foreign	—	(32)	—
Change in valuation allowance	(79)	84	7
	111	36	—

Total provision (benefit)	$133	$36	$(22)

At September 30, 2007, the Company had U.S. federal tax loss carryforwards of approximately $7.3 million, expiring at various dates through 2026, including $520,000 resulting from the Mergence acquisition during 2004 which are subject to additional annual limitations as a result of the changes in Mergence’s ownership, and had approximately $2.1 million in state tax loss carryforwards, which also expire at various dates through 2026. An alternative minimum tax credit of approximately $157,000 is available to offset future regular federal taxes. Research and development credits of approximately $499,000 expire beginning in 2009. In addition, the Company has the following net operating loss carryforwards: United Kingdom losses of $8.5 million with no expiration date, France losses of $93,000 with no expiration date, Germany losses of $708,000 with no expiration date and Australia losses of $2.9 million with no expiration date.

The components of the Company’s net deferred tax assets are as follows at September 30:

	2007	2006
	(in thousands)

Deferred tax liabilities:
Goodwill amortization	$(147)	$(36)
Prepaid expenses	(71)	(58)
Acquired intangibles	(152)	(356)
	(370)	(450)
Deferred tax assets:
Net operating loss carryforwards	3,931	4,147
Research and development credits	499	418
Accounts and notes receivable reserves	84	144
Alternative minimum tax credits	157	148
Depreciation and amortization	734	182
Deferred rent	92	95
Other	311	54
	5,808	5,188

Total	5,438	4,738

Valuation allowance	(5,585)	(4,774)

Deferred tax liability, net	$(147)	$(36)

For financial reporting purposes, the Company had profitable domestic operations but continued to have operating losses from its significant international subsidiaries during the years ended September 30, 2007, 2006 and 2005. The Company has had marginal, if any domestic taxable income during this same period as the Company’s subsidiaries in the United Kingdom are treated as branches on the domestic tax returns and, accordingly, the losses at such subsidiaries are recorded on the domestic tax returns. Previous to the results of the last three years, the Company experienced significant losses from operations, both domestically and internationally, over several prior years. The Company has also had a history of certain state net operating loss carryforwards expiring.  Approximately $118,000 of state net operating loss carryforwards expired in fiscal 2006. Accordingly, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided.

SFAS No. 109, “Accounting for Income Taxes,” requires recognition of deferred tax liabilities and deferred tax assets (and related valuation allowances, if necessary) for the excess of tax-deductible goodwill over goodwill for financial reporting purposes. The tax benefit for the excess tax-deductible goodwill is recognized when realized on the tax return. During fiscal year 2006, Datawatch acquired the business assets of IDARS that resulted in tax-deductible amortization being recognized as a deferred tax expense in 2006 and 2007. As the goodwill is deducted for tax purposes, a deferred tax expense will be recognized each year with a corresponding deferred tax liability equal to the excess of tax amortization over the amortization for financial reporting purposes.

The following table reconciles the Company’s tax provision based on its effective tax rate to its tax provision based on the federal statutory rate of 34% for the years ended September 30, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Provision at federal statutory rate	$613	$(176)	$265
State, net of federal impact	21	6	(7)
Foreign income taxes	(473)	(76)	(60)
Valuation allowance increase (decrease)	(79)	350	7
Extra-territorial income exclusion	—	(72)	(120)
Other	51	4	(107)

Provision (benefit) for income taxes	$133	$36	$(22)

8.	SHAREHOLDERS’ EQUITY

Stock Option Plans

The Company provides its employees, officers, consultants, and directors stock options, restricted shares and other stock rights to purchase common stock of the Company on a discretionary basis pursuant to three stock compensation plans described more fully below. All option grants are subject to the terms and conditions determined by the Compensation and Stock Committee of the Board of Directors, and generally vest over a three-year period beginning three months from date of grant and expire either seven or ten years from the date of grant depending on the plan. Generally, options, restricted shares and other stock rights are granted at exercise prices not less than the fair market value at the date of grant.

On October 4, 1996, the Company established the 1996 International Employee Non-Qualified Stock Option Plan (the “1996 International Plan”). Pursuant to this plan, nonqualified options were available to be granted to any employee or consultant of any of the Company’s foreign subsidiaries through October 4, 2006. This plan expired on October 4, 2006.

On December 10, 1996, the Company established the Datawatch Corporation 1996 Stock Plan (the “1996 Stock Plan”), which provides for the granting of both incentive stock options and nonqualified options, the award of Company common stock, and opportunities to make direct purchases of Company common stock (collectively, “Stock Rights”), as determined by a committee appointed by the Board of Directors. Options pursuant to this plan were available to be granted through December 9, 2006 and shall vest as specified by this committee. This plan expired on December 9, 2006.

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

On October 1, 2005, the Company adopted SFAS 123(R). The Company adopted SFAS 123(R) using a modified prospective application method, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this approach, the Company is required to record compensation cost for all share-based awards granted after the date of adoption and for the unvested portion of previously granted stock-based awards at the date of adoption.

In September 2005, prior to the adoption of SFAS 123(R), the Compensation Committee of the Board of Directors approved the full vesting of all outstanding options with vesting dates occurring after September 30, 2005. The vesting of approximately 169,040 options was accelerated, of which approximately 64,000 options had an exercise price greater than the closing stock price on the modification date. As the Company estimated that certain of these awards would not have vested absent the acceleration, the Company recognized a stock-based compensation charge of approximately $47,000, which is included in the results for the year ended September 30, 2005. The purpose of this modification was to eliminate the future compensation expense of the outstanding awards.  As all outstanding awards were fully vested, the adoption of FAS123(R) did not have any impact on the financial statements from awards outstanding as of the date of adoption.

Under the provisions of SFAS No. 123(R), the Company recognizes the fair value of stock compensation cost over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s stock compensation awards are accounted for as equity instruments and there have been no liability awards granted.

Prior to the adoption of SFAS 123(R), the Company applied APB 25 to account for stock-based awards.  The following table illustrates the effect on earnings and earnings per share had compensation cost for the employee stock-based awards been recorded for the year ended September 30, 2005 based on the fair value method under SFAS 123:

Year Ended
September 30,
2005
(In thousands)

Net income, as reported	$800
Add:
Total stock-based employee compensation expense included in net income	47
Less:
Total stock-based employee compensation expense determined under fair value base method for all awards, net of taxes	(590)
Pro forma net income	$257

Basic net income per share:
As reported	$0.15
Pro forma	$0.05

Diluted net income per share:
As reported	$0.14
Pro forma	$0.04

Beginning with the 2006 fiscal year, with the adoption of SFAS 123(R), the Company recorded stock-based compensation expense for the fair value of stock options. Stock-based compensation expense for the fiscal years ended September 30, 2007 and 2006 was $132,000 and $67,000, respectively, which was included in the following expense categories (in thousands):

	Years Ended September 30,
	2007	2006
	(In thousands)
Sales and marketing	$51	$25
Engineering and product development	11	7
General and administrative	70	35

	$132	$67

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate. The weighted-average fair values of the options granted under the stock options plans were $1.54, $3.10 and $2.98 for the years ended September 30, 2007, 2006 and 2005, respectively. The total intrinsic value of options exercised during the years ended September 30, 2007, 2006 and 2005 was approximately $190,000, $184,000 and $152,000, respectively. As of September 30, 2007, there was $236,000 of total unrecognized compensation cost related to nonvested stock option arrangements, which is expected to be recognized over a weighted-average period of 1.97 years.

Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The table below indicates the key assumptions used in the option valuation calculations for options granted for the years ended September 30, 2007 and 2006:

	2007	2006
Expected life	5 years	5 years
Expected volatility	75.88%-83.34%	95.91%-97.65%
Weighted average volatility	77.63%	96.69%
Risk-free interest rate	4.48%-4.99%	4.43%-5.03%
Dividend yield	0.0%	0.0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company uses an expected stock-price volatility assumption that is a combination of both historical and current implied volatilities of the underlying stock which are obtained from public data sources. The risk-free interest rate is the U.S. Treasury bill rate with constant maturities with a remaining term equal to the expected life of the option. The expected life is based on historical trends and data.  With regard to the weighted-average option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect. Based on the Company’s historical voluntary turnover rates, an annualized estimated forfeiture rate of 10% has been used in calculating the estimated compensation cost. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

At September 30, 2007, 600,000 shares were authorized and 489,166 shares were available for future issuance under the 2006 Plan.

The following table is a summary of combined activity for all of the Company’s stock option plans:

		Weighted-	Weighted - Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value $(000)

Outstanding, October 1, 2004	919,970	$2.17
Granted	115,334	3.78
Canceled	(55,286)	3.06
Exercised	(67,976)	1.21
Outstanding, September 30, 2005	912,042	2.39
Granted	100,000	4.14
Canceled	(16,325)	6.89
Exercised	(143,401)	1.26
Outstanding, September 30, 2006	852,316	2.65
Granted	110,000	2.67
Canceled	(31,592)	4.38
Exercised	(121,181)	2.88
Outstanding, September 30, 2007	809,543	$2.55	5.42	$1,650
Vested or expected to vest, September 30, 2007	797,844	$2.54	5.19	$1,636
Exercisable, September 30, 2007	685,828	$2.43	4.96	$1,484
Exercisable, September 30, 2006	771,908	$2.50

The following table presents weighted-average price and life information regarding options outstanding and exercisable at September 30, 2007:

Outstanding				Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise		Exercise
Prices	Shares	Life (Years)	Price	Shares	Price

$0.74 – $3.10	544,602	5.12	$1.59	479,618	$1.48
$3.11 – $5.76	250,713	6.23	4.35	191,982	4.43
$7.59	14,228	2.49	7.59	14,228	7.59

	809,543	5.42	$2.55	685,828	$2.43

Restricted Stock Units

On March 9, 2007 and July 27, 2007, the Company granted awards of restricted stock units (“RSU”) to each of its six non-employee Directors. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock such that when fully vested, each holder will receive 2,500 shares of common stock, for a total of 15,000 shares of common stock. Each RSU vests at the rate of 33.33% on each of the first and second anniversaries of March 9, 2007 or July 27, 2007, with the balance to be vested on March 9, 2010 or July 27, 2010. The fair value related to the RSUs was calculated based on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to general and administrative expense. The fair value of the RSUs granted on March 9, 2007 and July 27, 2007 was $38,000 (or $3.02 fair value per share) and $15,000 (or $5.85 fair value per share), respectively. The Company recorded compensation related to the RSUs of $8,000 during the year ended September 30, 2007 which is included in the total stock-based compensation expense disclosed above. As of September 30, 2007, there was $44,000 of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.56 years.

9.	RETIREMENT SAVINGS PLAN

The Company has a 401(k) retirement savings plan covering substantially all of the Company’s full-time domestic employees. Under the provisions of the plan, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company has not made any contributions during 2007, 2006 or 2005.

10.	SEGMENT INFORMATION

The following table presents information about the Company’s revenues by product line for the years ended September 30:

	2007	2006	2005

Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch|RMS, Datawatch|ES, Datawatch|Researcher, Visual|Insight, iMergence and VorteXML)	67%	73%	74%

Content Management Solutions (including Datawatch|BDS and Datawatch|MailManager)	14%	5%	0%

Business Service Management and Workflow Solutions (including Visual|QSM and Visual|HD)	19%	22%	26%

	100%	100%	100%

The Company conducts operations in the U.S. and internationally (principally in the United Kingdom).  The following table presents information about the Company’s geographic operations:

		International
		(Principally	Intercompany
	Domestic	U.K.)	Eliminations	Total
	(in thousands)

Year Ended September 30, 2007
Total revenue	$18,521	$7,800	$(1,062)	$25,259
Operating income (loss)	2,091	(356)	—	1,735
Long-lived assets	9,632	115	—	9,747

Year Ended September 30, 2006
Total revenue	$15,110	$6,676	$(975)	$20,811
Operating income (loss)	565	(1,099)	—	(534)
Long-lived assets	8,806	881	—	9,687

Year Ended September 30, 2005
Total revenue	$14,727	$7,848	$(1,064)	$21,511
Operating income (loss)	1,640	(952)	—	688
Long-lived assets	3,456	94	—	3,550

11.	QUARTERLY RESULTS (UNAUDITED)

Supplementary Information:

	First	Second	Third	Fourth
	(in thousands, except per share amounts)

Year Ended September 30, 2007:
Software license and subscription revenue	$3,438	$3,257	$4,091	$4,066
Maintenance and service revenue	2,338	2,892	2,392	2,785
Cost of software licenses and subscriptions	537	560	691	680
Cost of maintenance and services	1,032	983	922	1,006
Expenses	4,117	4,138	4,470	4,388
Income from operations	90	468	400	777
Net income	34	424	382	829

Net income per share - basic	$0.01	$0.08	$0.07	$0.15
Net income per share - diluted	$0.01	$0.07	$0.06	$0.14

Year Ended September 30, 2006:
Software license and subscription revenue	$3,155	$3,445	$3,386	$3,159
Maintenance and service revenue	1,593	1,949	1,958	2,166
Cost of software licenses and subscriptions	573	591	580	524
Cost of maintenance and services	841	964	1,000	1,144
Expenses	3,284	3,631	4,055	4,158
Income (loss) from operations	50	208	(291)	(501)
Net income (loss)	64	227	(315)	(531)

Net income (loss) per share - basic	$0.01	$0.04	$(0.06)	$(0.09)
Net income (loss) per share - diluted	$0.01	$0.04	$(0.06)	$(0.09)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

(b)	Changes in Internal Controls

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors may be found under the caption “Election of Directors” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2007. Such information is incorporated herein by reference. Information with respect to the Company’s executive officers may be found under the caption “Executive Officers of the Registrant” appearing in Part I of this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

The information set forth under the captions “Compensation and Other Information Concerning Directors and Officers” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2007 is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption “Principal Holders of Voting Securities” and “Equity Compensation Plans” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2007 is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Transactions” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2007 is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Principal Accountant Fees and Services” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2007 is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)	1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2007 and 2006
Consolidated Statements of Operations for the Years Ended September 30, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended September 30, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended September 30, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

2.  Financial Statement Schedule

All schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

3.  List of Exhibits

Ex. No.                                                             Description

(1)	3.1	Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(6)	3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(1)	3.3	By-Laws, as amended, of the Registrant (Exhibit 3.3)
(1)	4.1	Specimen certificate representing the Common Stock (Exhibit 4.4)
(4)	4.2	Warrant to Purchase Stock issued to Silicon Valley Bank, dated January 17, 2001 (Exhibit 4.1)
(6)	4.3	Warrant to Purchase Stock issued to Silicon Valley Bank, dated October 30, 2001 (Exhibit 4.3)
(1)	10.1*	1987 Stock Plan (Exhibit 10.7)
(11)	10.2*	Form of Incentive Stock Option Agreement of the Registrant (Exhibit 10.2)
(11)	10.3*	Form of Nonqualified Stock Option Agreement of the Registrant (Exhibit 10.3)
(1)	10.4	Software Development and Marketing Agreement by and between Personics Corporation and Raymond Huger, dated January 19, 1989 (Exhibit 10.12)
(9)	10.5	Option Purchase Agreement by and among Datawatch Corporation, Personics Corporation and Raymond J. Huger dated April 29, 2005. (Exhibit 10.1)
(8)	10.6	Distribution Agreement, dated December 10, 1992, by and between Datawatch Corporation and Ingram Micro Inc. (Exhibit 10.2)
(2)	10.7*	1996 Non-Employee Director Stock Option Plan, as amended on December 10, 1996 (Exhibit 10.30)
(2)	10.8*	1996 International Employee Non-Qualified Stock Option Plan (Exhibit 10.31)
(8)	10.9*	1996 Stock Plan as amended as of March 7, 2003 (Exhibit 10.1)
(3)	10.10	Indemnification Agreement between Datawatch Corporation and James Wood, dated January 12, 2001 (Exhibit 10.1)
(3)	10.11	Indemnification Agreement between Datawatch Corporation and Richard de J. Osborne, dated January 12, 2001 (Exhibit 10.2)
(5)	10.12	Form of Indemnification Agreement between Datawatch Corporation and each of its Non-Employee Directors (Exhibit 10.1)
(5)	10.13*	Advisory Agreement, dated April 5, 2001, by and between Datawatch Corporation and Richard de J. Osborne (Exhibit 10.2)
(6)	10.14*	Executive Agreement, dated July 9, 2001, between the Company and Robert W. Hagger (Exhibit 10.24)
(7)	10.15*	Executive Agreement, dated April 25, 2002, by and between Datawatch Corporation and John Kitchen (Exhibit 10.2)
(7)	10.16	Professional Services Agreement, dated May 16, 2002, by and between Vested Development Inc. and Datawatch Corporation (Exhibit 10.3)

(13)	10.17*	Severance Agreement between Datawatch Corporation and John Hulburt, dated November 19, 2004. (Exhibit 10.19)
(10)	10.18	Stock Purchase Agreement among Datawatch Corporation, Mergence Technologies Corporation and the Management Sellers, dated as of August 11, 2005 (Exhibit 2.1).
(10)	10.19	Form of Stock Purchase Agreement among Datawatch Corporation, Mergence Technologies Corporation and the Non-Management Sellers, dated as of August 11, 2005 (Exhibit 2.2)
(11)	10.20*	Description of Fiscal Executive Sales Incentive Plan (Exhibit 10.4)
(12)	10.21*	Form of Lock-up Agreement between Datawatch Corporation and each Executive Officer of Datawatch Corporation, dated September 26, 2005 (Exhibit 99.1)
(12)	10.22	Sublease Agreement, dated September 28, 2005, between Tellabs Operations, Inc., and Datawatch Corporation (Exhibit 99.2)
(14)	10.23	February 2006 Amendment to Software Development and Marketing Agreement, dated February 21, 2006 by and among the Company, Personics Corporation, Raymond J. Huger and Math Strategies (Exhibit 10.1)
(14)	10.24	Amendment to Option Purchase Agreement, dated February 21, 2006 by and among the Company, Personics Corporation, Raymond J. Huger and Math Strategies (Exhibit 10.2)
(15)	10.25*	2006 Equity Compensation and Incentive Plan
(20)	10.26*	Form of 2006 Non-Qualified Stock Option Agreement for Directors (Exhibit 10.26)
(20)	10.27*	Form of 2006 Non-Qualified Stock Option Agreement for Officers (Exhibit 10.27)
(20)	10.28*	Form of 2006 Incentive Stock Option Agreement for Officers (Exhibit 10.28)
(16)	10.29	Asset Purchase Agreement dated as of March 10, 2006 between Datawatch Corporation and ClearStory Systems, Inc. (Exhibit 10.1)
(17)	10.30	Loan and Security Agreement dated April 20, 2006 between Silicon Valley Bank, Datawatch Corporation, and Datawatch Technologies Corporation (Exhibit 10.1)
(18)	10.31	First Loan Modification Agreement dated August 2, 2006 between Silicon Valley Bank, Datawatch Corporation and Datawatch Technologies Corporation (Exhibit 10.1)
(19)	10.32	Second Loan Modification Agreement dated November 27, 2006 between Silicon Valley Bank, Datawatch Corporation, and Datawatch Technologies Corporation (Exhibit 10.1)
(21)	10.33*	Executive Agreement, dated March 26, 2007, between Datawatch Corporation and Murray Fish (Exhibit 10.1)
(22)	10.34*	Form of Restricted Stock Unit Agreement for Directors (Exhibit 10.1)
(23)	10.35*	Management Consulting Agreement dated October 22, 2007 by and between Robert W. Hagger and Datawatch Corporation (Exhibit 10.1)
	21.1	Subsidiaries of the Registrant (filed herewith)
	23.1	Consent of Independent Registered Pubic Accounting Firm (filed herewith)
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Indicates a management contract or compensatory plan or contract.

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

(20)
Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and incorporated herein by reference (the number given in parenthesis indicates the corresponding exhibit in such Form 10-K).

(21)
Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 26, 2007 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 8-K).

(22)
Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated August 2, 2007 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 8-K).

(23)
Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated October 23, 2007 and incorporated herein by reference (the number in parenthesis indicates the corresponding exhibit in such Form 8-K).

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

Datawatch Corporation

Date:	December 31, 2007	By:	/s/ Robert W. Hagger
Robert W. Hagger
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert W. Hagger	President, Chief Executive Officer and Director	December 31, 2007
Robert W. Hagger	(Principal Executive Officer)

/s/ Murray P. Fish	Vice President of Finance, Chief Financial Officer,	December 31, 2007
Murray P. Fish	Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

/s/ Richard de J. Osborne	Chairman of the Board	December 31, 2007
Richard de J. Osborne

/s/ Kenneth P. Bero	Director	December 31, 2007
Kenneth P. Bero

/s/ Thomas H. Kelly	Director	December 31, 2007
Thomas H. Kelly

/s/ Terry W. Potter	Director	December 31, 2007
Terry W. Potter

/s/ David T. Riddiford	Director	December 31, 2007
David T. Riddiford

/s/ William B. Simmons, Jr.	Director	December 31, 2007
William B. Simmons, Jr.

/s/ James Wood	Director	December 31, 2007
James Wood