Form 10-Q
period 2007-12-31
DATAWATCH CORP
filed 2008-02-14
CIK 792130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of February 11, 2008 was 5,896,708.

DATAWATCH CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended December 31, 2007

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	Page #

Item 1.	Financial Statements (Unaudited)

a)	Condensed Consolidated Balance Sheets:
	December 31, 2007 and September 30, 2007	3

b)	Condensed Consolidated Statements of Operations:
	Three Months Ended December 31, 2007 and 2006	4

c)	Condensed Consolidated Statements of Cash Flows:
	Three Months Ended December 31, 2007 and 2006	5

d)	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 6.	Exhibits	27

SIGNATURES		28

CERTIFICATIONS		29

PART I – FINANCIAL INFORMATION
Item 1:  FINANCIAL STATEMENTS

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	December 31,	September 30,
	2007	2007
ASSETS
CURRENT ASSETS:
Cash and equivalents	$3,833	$3,841
Accounts receivable, net	3,967	4,174
Inventories	54	48
Prepaid expenses	453	527
Total current assets	8,307	8,590

Property and equipment, net	874	856
Goodwill	6,116	6,020
Other intangible assets, net	2,552	2,676
Restricted cash	125	125
Other long-term assets	63	70

	$18,037	$18,337

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	1,467	1,215
Accrued expenses	2,143	2,839
Deferred revenue	4,406	4,486
Accrued acquisition costs	—	329
Total current liabilities	8,016	8,869

LONG-TERM LIABILITIES:
Deferred rent	165	179
Deferred revenue - long-term	146	122
Deferred tax liability	175	147
Other liabilities	81	-
Total long-term liabilities	567	448

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 20,000,000 shares authorized; issued, 5,777,461
shares and 5,647,666 shares, respectively; outstanding, 5,763,215 shares and	58	56
5,633,420 shares, respectively
Additional paid-in capital	22,966	22,684
Accumulated deficit	(12,900)	(13,072)
Accumulated other comprehensive loss	(530)	(508)
	9,594	9,160
Less treasury stock, at cost—14,246 shares	(140)	(140)
Total shareholders’ equity	9,454	9,020

	$18,037	$18,337

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended December 31,
	2007	2006
REVENUE:
Software licenses and subscriptions	$3,333	$3,438
Maintenance and services	2,734	2,338
Total revenue	6,067	5,776

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	572	537
Cost of maintenance and services	1,120	1,032
Sales and marketing	2,220	2,344
Engineering and product development	749	705
General and administrative	1,206	1,068
Total costs and expenses	5,867	5,686

INCOME FROM OPERATIONS	200	90

Interest expense	-	(25)
Interest income and other income (expense), net	96	(8)

INCOME BEFORE INCOME TAXES	296	57
Provision for income taxes	49	23

NET INCOME	$247	$34

Net income per share—Basic	$0.04	$0.01
Net income per share—Diluted	$0.04	$0.01

Weighted-Average
Shares Outstanding—Basic	5,654,493	5,513,155
Weighted-Average
Shares Outstanding—Diluted	5,910,091	5,734,592

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$247	$34
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	205	246
Provision for doubtful accounts and sales returns	55	18
Loss on disposal of equipment	—	3
Stock-based compensation expense	51	27
Deferred income taxes	29	23
Changes in current assets and liabilities:
Accounts receivable	138	(109)
Inventories	(6)	14
Prepaid expenses and other	75	(37)
Accounts payable, accrued expenses and other	(445)	(227)
Deferred revenue	(41)	575
Cash provided by operating activities	308	567

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures	(100)	(28)
Purchase of IDARS business, net of cash acquired	(425)	—
Capitalized software development costs	—	(13)
Other assets	4	—
Cash used in investing activities	(521)	(41)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	233	7
Cash provided by financing activities	233	7

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	(28)	2

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(8)	535
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	3,841	1,862
CASH AND EQUIVALENTS, END OF PERIOD	$3,833	$2,397

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$25
Income taxes paid	$15	$1

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Datawatch Corporation (the “Company”) and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 filed with the SEC. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 30, 2007, and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are sold directly to end-users and through value added resellers. The

Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers.  Sales to distributors and resellers accounted for approximately 39% and 35%, respectively, of total sales for the three months ended December 31, 2007 and 2006. Revenue from the sale of all software products (separately sold) are generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by SOP 97-2. The Company’s software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

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

Under the provisions of SFAS No. 123(R), the Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s share-based awards are accounted for as equity instruments and there have been no liability awards granted. See additional Stock-Based Compensation disclosure in Note 4 to the Company’s Condensed Consolidated Financial Statements.

Concentration of Credit Risks and Major Customers

The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary credit terms. One customer, Ingram Micro Inc., individually accounted for 19% and 13% of total revenue for the three months ended December 31, 2007 and 2006, respectively. Ingram Micro Inc. accounted for 19% and 15% of outstanding gross trade receivables as of December 31, 2007 and September 30, 2007, respectively. One other customer, Tech Data Product Management individually accounted for approximately 11% and 20% of the gross trade receivables as of December 31, 2007 and September 30, 2007, respectively.  The Company sells to Ingram Micro Inc. and Tech Data Product Management under separate distribution agreements, which automatically renew for successive one-year terms unless terminated. Other than these customers, no other customer constitutes a significant portion (more than 10%) of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns based on management’s review of receivables, inventory and historical trends.

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

Restructuring

In October 2006, the Company initiated and completed a restructuring plan in an effort to reduce costs and focus resources on key areas of the business.  The restructuring plan was limited to one of the Company’s wholly-owned subsidiaries, Datawatch International Limited (“DWI”) and resulted in charges for severance benefits and related costs for nine terminated employees of approximately $128,000 during the three months ended December 31, 2006. These restructuring costs are included primarily within sales and marketing expenses for the three months ended December 31, 2006.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”(“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements and liabilities in interim and annual reporting periods subsequent to initial recognition.  Prior to SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions in GAAP.  SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning October 1, 2008.  The effect of adoption on the Company’s financial position and results of operations has not been determined.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years or interim periods beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

Note 2 - Acquisition

On May 3, 2006, the Company acquired certain assets and assumed certain liabilities of ClearStory Systems, Inc’s Integrated Document Archiving and Retrieval Systems (“IDARS”) business. The acquisition of IDARS was consummated pursuant to an asset purchase agreement dated March 10, 2006 among the Company and ClearStory Systems, Inc. The acquisition cost for IDARS was approximately $4,790,000, consisting of $4,349,000 in cash and direct acquisition costs of approximately $441,000. Additional acquisition costs included an 18-month earn-out payment equal to 30% of net revenues of products from the IDARS business excluding the first $337,500 of revenues, net of any claims. The earn-out payments were considered additional purchase price and were recorded as additional goodwill when incurred. At September 30 2007, the Company accrued approximately $329,000 related to such earn-out payments. In accordance with the asset purchase agreement, the final earn-out payments were made in the first quarter of fiscal year 2008. Accordingly, no amounts are accrued as of December 31, 2007. Since the acquisition date, the Company recorded approximately $1.1 million related to such earn-out payments.

Note 3 – Income Taxes

SFAS No. 109, “Accounting for Income Taxes,” requires recognition of deferred tax liabilities and deferred tax assets (and related valuation allowances, if necessary) for the excess of tax-deductible goodwill over goodwill for financial reporting purposes. The tax benefit for the excess tax-deductible goodwill is recognized when realized on the tax return. During fiscal year 2006, Datawatch acquired the business assets of IDARS that resulted in tax-deductible amortization being recognized as a deferred tax expense in fiscal years 2006 and 2007. As the goodwill is deducted for tax purposes, a deferred tax expense will be recognized each year with a corresponding deferred tax liability equal to the excess of tax amortization over the amortization for financial reporting purposes. During the three months ended December 31, 2007 and 2006, the Company recorded additional deferred tax expense of approximately $29,000 and $23,000, respectively. Additionally, during the three months ended December 31, 2007, the Company recorded approximately $20,000 related to estimated alternative minimum taxes and uncertain tax positions relative to foreign taxes.

Deferred Tax Assets

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through and until 2026. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets.  Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. Management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance, previously provided against the deferred tax assets, continues to be provided.

FASB Interpretation No. 48

 The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) on October 1, 2007. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

Under FIN 48, the Company first determines whether a tax authority would “more likely than not” sustain its tax position if it were to audit the position with full knowledge of all the relevant facts and other information. For those tax positions that meet this threshold, the Company measures the amount of tax benefit based on the largest amount of tax benefit that the Company has a greater than 50% chance of realizing in a final settlement with the relevant authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations.

Upon adoption of FIN 48, the Company recorded a reduction of the Company’s deferred tax asset in the amount of $690,000 and a corresponding reduction to the valuation allowance of $690,000. The Company recorded a $75,000 tax liability related to tax exposures that could result in cash payments. This amount was recorded as an increase to other long-term liabilities and an increase in the accumulated deficit on the Company’s Condensed Consolidated Balance Sheets. The Company also increased this liability by $6,000 during the three months ended December 31, 2007. It does not expect this liability to change significantly during the next twelve months. The Company has not accrued any interest and penalties associated with this liability. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its Consolidated Statements of Operations.

As of October 1, 2007, the Company had approximately $721,000 of total gross unrecognized tax benefits (before consideration of any valuation allowance). This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United Kingdom, Germany, France, Australia, and the United States, and as a result, files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The fiscal years ended September 30, 2004 through September 30, 2007 are generally still open to examination in the major jurisdictions.

Note 4 – Shareholders’ Equity

Stock-based compensation expense for the three months ended December 31, 2007 and December 31, 2006 was $51,000 and $27,000 respectively, as included in the following expense categories:

	Three Months Ended December 31,
	2007	2006
	(In thousands)
Sales and marketing	$25	$11
Engineering and product development	4	3
General and administrative	22	13
	$51	$27

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

Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate. The weighted-average fair values of the options granted under the stock option plans for the three months ended December 31, 2007 and 2006 were $3.14 and $1.41, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2007 and 2006 was approximately $550,000 and $5,000, respectively. As of December 31, 2007, there was $432,000 of total unrecognized compensation cost related to nonvested stock option arrangements, which is expected to be recognized over a weighted-average period of 2.4 years.

Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The table below indicates the key assumptions used in the option valuation calculations for options granted in the three months ended December 31, 2007 and 2006:

	2007	2006
Expected life	5 years	5 years
Expected volatility	72.79%	75.88% - 77.65%
Weighted-average volatility	72.79%	76.35%
Risk free interest rate	4.03%	4.67% - 4.74%
Dividend yield	0.0%	0.0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company uses an expected stock-price volatility assumption that represents historical volatilities of the underlying stock which are obtained from public data sources. The risk-free interest rate is the U.S. Treasury bill rate with constant maturities with a remaining term equal to the expected life of the option. The expected life is based on historical trends and data.  With regard to the weighted-average option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect. Based on the Company’s historical voluntary turnover rates, an annualized estimated forfeiture rate has been used in calculating the estimated compensation cost. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

The following table summarizes information about the Company’s stock option plans for the three months ended December 31, 2007:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value $(000)

Outstanding, October 1, 2007	809,543	$2.55

Granted	78,000	5.03
Canceled	(20,863)	5.31
Exercised	(129,349)	1.79
Outstanding, December 31, 2007	737,331	$2.86	5.47	$ 2,276

Vested or expected to vest, December 31, 2007	719,301	$2.84	5.22	$ 2,240

Exercisable, December 31, 2007	557,033	$2.52	4.88	$ 1,916

Restricted Stock Units

On March 9, 2007 and July 27, 2007, the Company granted awards of restricted stock units (“RSU”) to each of its six non-employee Directors. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock such that when fully vested, each holder will receive 2,500 shares of common stock, for a total of 15,000 shares of common stock. Each RSU vests at the rate of 33.33% on each of the first and second anniversaries of March 9, 2007 or July 27, 2007, with the balance to be vested on March 9, 2010 or July 27, 2010. The fair value related to the RSUs was calculated based on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to general and administrative expense. The fair value of the RSUs granted on March 9, 2007 and July 27, 2007 was $38,000 (or $3.02 fair value per share) and $15,000 (or $5.85 fair value per share), respectively. The Company recorded compensation related to the RSUs of approximately $4,000 during the three months ended December 31, 2007 which is included in the total stock-based compensation expense disclosed above. As of December 31, 2007, there was $40,000 of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.3 years.

Note 5 - Comprehensive Income (Loss)

The following table sets forth the reconciliation of net income to comprehensive income (loss):
	Three Months Ended
	December 31,
	2007	2006
	(In thousands)

Net income	$247	$34
Other comprehensive loss:
Foreign currency translation adjustments	(22)	(46)

Comprehensive income (loss)	$225	$(12)

Accumulated other comprehensive loss reported in the condensed consolidated balance sheets consists only of foreign currency translation adjustments.

Note 6 - Basic and Diluted Net Income Per Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the impact, when dilutive, of the exercise of options using the treasury stock method.

Potentially dilutive common stock options aggregating 19,116 and 384,055 shares for the three months ended December 31, 2007 and 2006, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive.

Note 7 - Commitments and Contingencies

As a result of the acquisition of certain assets of the IDARS business on May 3, 2006 (see Note 2), the Company was required to make payments equal to 30% of net revenues of products from the IDARS business, excluding the first $337,500 of this revenue, covering the 18 month earn-out period from May 3, 2006 until November 3, 2007. In accordance with the purchase and sale agreement, payments commenced during the Company’s third quarter of fiscal year 2007 and the final payments were made in the three months ended December 31, 2007.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product until September 30, 2010. The Company expensed approximately $4,000 for the three months ended December 31, 2006.  No amounts were expensed for the three months ended December 31, 2007.

From time to time, the Company is subject to other claims and may be party to other actions that arise in the normal course of business. The Company does not believe the eventual outcome of any pending matters will have a material effect on the Company’s consolidated financial condition or results of operations.

Note 8 - Segment Information

The Company has determined that it has only one reportable segment. The Company’s chief operating decision maker, who is determined to be the Chief Executive Officer, does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and operating results.

The following table presents information about the Company’s revenue by product lines:

	Three Months Ended
	December 31,
	2007	2006

Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch|RMS, Datawatch|ES, Datawatch|Researcher, Visual|Insight, iMergence and VorteXML)	67%	63%

Content Management Solutions (including Datawatch|BDS and Datawatch|MailManager)	15%	13%

Business Service Management and Workflow Solutions (including Visual|QSM and Visual|HD)	18%	24%

Total	100%	100%

The Company conducts operations in the U.S. and internationally (principally in the United Kingdom). The following table presents information about the Company’s geographic operations:

		International
		(Principally	Intercompany
	Domestic	(U.K.)	Eliminations	Total
	(In thousands)

Total Revenue
Three months ended December 31, 2007	$4,539	$1,875	$(347)	$6,067
Three months ended December 31, 2006	$3,855	$2,243	$(322)	$5,776

Total Operating Income (Loss)
Three months ended December 31, 2007	$352	$(152)	$—	$200
Three months ended December 31, 2006	$122	$(32)	$—	$90

Non-current assets
At December 31, 2007	$9,620	$110	$—	$9,730
At September 30, 2007	$9,632	$115	$—	$9,747

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain “forward looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward looking-statements, which speak only as of the date they are made. The Company disclaims any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in the Company’s expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements. The Company’s actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as well as the accuracy of the Company’s internal estimates of revenue and operating expense levels.

Datawatch is engaged in the design, development, manufacture, marketing, and support of business computer software primarily for the Enterprise Information Management market which incorporates business intelligence, enterprise content management, business service management, help desk and workflow to allow organizations to access and analyze information in a more meaningful fashion.

Datawatch’s principal products are Business Intelligence Solutions (including Datawatch|ES, Monarch, Monarch Data Pump, Monarch|RMS, Datawatch|Researcher, Visual|Insight, iMergence and VorteXML), Content Management Solutions (including Datawatch|BDS and Datawatch|MailManager) and Business Service Management and Workflow Solutions (including BDS|Workflow, Visual|QSM and Visual|HD). Included in the above categories are: Datawatch|ES, an enterprise business intelligence system that provides web-enabled report management, mining and distribution as well as data analysis and MS Excel integration; Monarch, a desktop report mining and business intelligence application that lets users extract and manipulate data from ASCII report files, PDF files or HTML files produced on any mainframe, midrange, client/server or PC system; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; Monarch|RMS, a web-based report mining and analysis solution that integrates with any existing Enterprise Report Management (“ERM”) document or content management archiving solution; Datawatch|Researcher, a development platform for building performance management, content and data aggregation and workflow solutions; Visual|Insight, a performance management solution that provides web-based knowledge management and Key Performance Indicator (“KPI”) reporting; iMergence, an enterprise report mining system; VorteXML, a data transformation product for the emerging XML market that easily and quickly converts structured text output from any system into valid XML for web services and more using any DTD or XDR schema without programming; Datawatch|BDS, a system for high-volume document capture, archiving, and online presentation; Datawatch|MailManager, a highly scalable email management solution that provides complete lifecycle, compliance and storage management for Microsoft Exchange environments; BDS|Workflow, a web-enabled enterprise business process management solution that provides highly effective processing of document intensive business transactions; Visual|QSM, a fully internet-enabled IT service management solution that incorporates workflow and network management capabilities and provides web access to multiple databases via a standard browser; and Visual|Help Desk or Visual|HD, a web-based help desk and call center solution operating on the IBM Lotus Domino platform.

On May 3, 2006, Datawatch acquired certain assets of ClearStory Systems, Inc.’s Integrated Document Archiving and Retrieval Systems (“IDARS”) business in exchange for $4,349,000 in cash and incurred $441,000 in direct costs. In accordance with the purchase and sale agreement, payments equal to 30% of revenue for a period of eighteen months from the closing date (May 3, 2006) of the Datawatch|BDS product, excluding the first $337,500 of revenue, net of any claims, commenced during the Company’s third and fourth quarters of fiscal year 2007 and the final payments were made in the first quarter of fiscal year 2008. These amounts were recorded as  goodwill as additional purchase price, as incurred or accrued. At September 30, 2007, the Company had accrued approximately $329,000 related to future earn out payments. The final earn out payments were made in the first quarter of fiscal 2008 and, accordingly, no amounts are accrued at December 31, 2007. Since the acquisition date, the Company recorded approximately $1.1 million related to such earn-out payments. The activities of the IDARS business from May 3, 2006 are included in the Company’s condensed consolidated financial statements.  See Note 2 to the Condensed Consolidated Financial Statements for more detailed financial information on the acquisition of the IDARS business.

During the first quarter of fiscal 2004, the Company introduced a subscription sales model for the sale of its enterprise products. The Company continues to offer its enterprise products through perpetual licenses and introduced the subscription pricing model to allow customers to begin using the Company’s products at a lower initial cost of software acquisition. Subscriptions automatically renew unless terminated with 90 days notice following the first year of the subscription term. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The initial subscription rate is the same as the renewal rate. During the three months ended December 31, 2007 and 2006, revenues under the subscription model were $144,000 and $178,000, respectively.

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

Revenue Recognition, Allowance for Bad Debts and Returns

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are sold directly to end-users. The Company licenses its Desktop and Server Software products directly to end-users and through distributors and resellers.  Sales to distributors and resellers accounted for approximately 39% and 35%, respectively, of total sales for the three months ended December 31, 2007 and 2006.  Revenue from the license of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining.  Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by Statement of Position No. 97-2, “Software Revenue Recognition.” The Company’s software products can be installed and used by customers on their own with little or no customization required.  Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations of the Company.

Desktop and Server Software products are generally not sold in multiple element arrangements. Enterprise Software sales are generally multiple element arrangements which include software license deliverables, professional services and post-contract customer support, which primarily consists of maintenance. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to a software license. In applying the residual method, the Company deducts from the sale proceeds the vendor specific objective evidence (“VSOE”) of fair value of the services and post-contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-

contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and do not involve modification or customization of the software or any other unusual acceptance clauses or terms. Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis.  Revenue from post-contract customer support services is deferred and recognized ratably over the contract period (generally one year).  Such deferred amounts are recorded as part of deferred revenue in the Company’s Condensed Consolidated Balance Sheets included elsewhere herein.

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

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, and VorteXML sold directly to end-users, include a guarantee under which such customers may return products within 30 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in Statement of Financial Accounting Standards No. 48, “Revenue Recognition when Right of Return Exists” (“SFAS No. 48”).  Revenue from the license of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by the Company. The Company’s returns reserves were $160,000 and $80,000 as of December 31, 2007 and September 30, 2007, respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the collectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on the Company’s financial position and results of operations. The Company’s allowance for doubtful accounts was $198,000 and $223,000 as of December 31, 2007 and September 30, 2007, respectively.

Income Taxes

The Company has deferred tax assets related to net operating loss carryforwards and tax credits that expire at different times through and until 2026. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. Management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance, previously provided against the deferred tax assets, continues to be provided.  Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in the Company concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes. Total net deferred tax assets subject to a valuation allowance were approximately $3.6 million as of December 31, 2007.

 The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) on October 1, 2007. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

Under FIN 48, the Company first determines whether a tax authority would “more likely than not” sustain its tax position if it were to audit the position with full knowledge of all the relevant facts and other information. For those tax positions that meet this threshold, the Company measures the amount of tax benefit based on the largest amount of tax benefit that the Company has a greater than 50% chance of realizing in a final settlement with the relevant authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. The Company maintains a cumulative risk portfolio relating to all of its uncertainties in income taxes in order to perform this analysis, but the evaluation of the Company’s tax position in connection with FIN 48 requires significant judgment and estimation in part because, in certain cases, tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. The actual outcome of the Company’s tax positions, if significantly different from its estimates, could materially impact the financial statements.

Upon adoption of FIN 48, the Company recorded a reduction of the Company’s deferred tax asset in the amount of $690,000 and a corresponding reduction to the tax asset valuation reserve of $690,000 for all identified uncertain tax positions, for any years open under the statute of limitations. The Company recorded a $75,000 tax liability fully related to foreign tax exposure. This amount was recorded as an increase to other long-term liabilities and an increase in the accumulated deficit on the Company’s Consolidated Balance Sheets.

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred.  Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 24 to 72 months. The Company’s capitalized software was $363,000 and $395,000 at December 31, 2007 and September 30, 2007, respectively.

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

Accounting for stock-based compensation

With the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) on October 1, 2005, the Company is required to record the grant date fair value of stock-based compensation awards as compensation costs over the requisite service period. For the three months ended December 31, 2007 and 2006, the Company recorded stock-based compensation expense of approximately $51,000 and $27,000, respectively. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

The Company uses an expected stock-price volatility assumption that represents historical volatilities of the underlying stock which are obtained from public data sources. The Company believes this approach results in a reasonable estimate of volatility.  For stock option grants issued during the three months ended December 31, 2007, the Company used an expected stock-price volatility of 73% based upon the implied volatility at the time of issuance.

With regard to the weighted-average option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate historical exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect. For stock option grants issued during the three months ended December 31, 2007, the Company used an expected option life assumption of five years.

With regard to the forfeiture rate assumption, the Company reviews historical voluntary turnover rates. For stock option grants issued during the three months ended December 31, 2007, the Company used an annual estimated forfeiture rate of 10%. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from the Company’s unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The operating results for any period should not be considered indicative of the results expected for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

	Three Months Ended December 31,
	2007	2006
REVENUE:
Software licenses and subscriptions	54.9%	59.5%
Maintenance and services	45.1%	40.5%
Total Revenue	100.0%	100.0%

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	9.4%	9.3%
Cost of maintenance and services	18.4%	17.8%
Sales and marketing	36.6%	40.6%
Engineering and product development	12.4%	12.2%
General and administrative	19.9%	18.5%
Total costs and expenses	96.7%	98.4%
INCOME FROM OPERATIONS	3.3%	1.6%
Interest expense	0.0%	-0.5%
Interest income and other income (expense), net	1.6%	-0.1%
INCOME BEFORE INCOME TAXES	4.9%	1.0%
Provision for income taxes	0.8%	0.4%

NET INCOME	4.1%	0.6%

Three Months Ended December 31, 2007 Compared to
 Three Months Ended December 31, 2006

Total Revenues

The following table presents total revenue, total revenue increase (decrease) and percentage change in total revenue for the three months ended December 31, 2007 and 2006:

	Three Months Ended
	December 31,		Increase	Percentage
	2007	2006	(Decrease)	Change
	(In thousands)

Software licenses and subscriptions	$3,333	$3,438	$(105)	-3.1%
Maintenance and services	2,734	2,338	396	16.9%

Total revenue	$6,067	$5,776	$291	5.0%

Software license and subscription revenue for the three months ended December 31, 2007 was $3,333,000 or approximately 55% of total revenue, as compared to $3,438,000 or approximately 60% of total revenue for the three months ended December 31, 2006.  This represents a decrease of $105,000 or approximately 3% from the first quarter of fiscal 2007 to the first quarter of fiscal 2008. The overall net decrease in software license and subscription revenue for the three months ended December 31, 2007 consists of a $282,000 decrease in Business Service Management and Workflow Solutions (including Visual|QSM and Visual|HD products) and a $95,000 decrease in Content Management Solutions (including Datawatch|BDS and Datawatch|MailManager products) which were partially offset by a $272,000 increase in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch|RMS, Datawatch|ES, Datawatch|Researcher, Visual|Insight, iMergence and VorteXML products). The $272,000 increase in Business Intelligence Solutions is comprised of an increase of $444,000 associated with the Monarch product and a net decrease of approximately $172,000 for the other Business Intelligence product lines.

Maintenance and services revenue for the three months ended December 31, 2007 was $2,734,000 or approximately 45% of total revenue, as compared to $2,338,000 or approximately 40% of total revenue for the three months ended December 31, 2006.  The increase in maintenance and services revenue includes a $277,000 increase in Content Management Solutions (including Datawatch|BDS and Datawatch|MailManager products), a $107,000 increase in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch|RMS, Datawatch|ES, Datawatch|Researcher, Visual|Insight, iMergence and VorteXML products) and a $12,000 increase in Business Service Management and Workflow Solutions (including Visual|QSM and Visual|HD products). Maintenance and services revenue for the Business Intelligence Solutions product line increased due to higher annual maintenance contracts of $124,000 which were partially offset by lower professional services of $17,000. Maintenance and services revenue for the Content Management Solutions product line increased due to higher annual maintenance contracts of $219,000 and higher professional services of $58,000. Maintenance revenue for the Content Management Solutions product line was also positively impacted by the full recognition of revenue in the first quarter of fiscal 2008 related to the renewal of Datawatch|BDS maintenance contracts acquired through the Company’s acquisition of ClearStory Systems, Inc. on May 3, 2006. As a result of the initial valuation of the acquired maintenance contracts on the date of acquisition, the Company’s deferred revenue in the first quarter of fiscal 2007 was recognized at a discounted rate during the period leading up to the first maintenance renewal for each Datawatch|BDS contract with the Company. Maintenance and services revenue for the Business Service Management and Workflow Solutions product line increased due to higher annual professional services of $13,000 which were partially offset by lower maintenance contracts of $1,000.

Costs and Operating Expenses

The following table presents costs and operating expenses, increase/(decrease) in costs and operating expenses and percentage changes in costs and operating expenses for the three months ended December 31, 2007 and 2006:

	Three Months Ended
	December 31,		Increase	Percentage
	2007	2006	(Decrease)	Change
	(In thousands)

Cost of software licenses and subscriptions	$572	$537	$35	6.5%
Cost of maintenance and services	1,120	1,032	88	8.5%
Sales and marketing expenses	2,220	2,344	(124)	-5.3%
Engineering and product development expenses	749	705	44	6.2%
General and administrative expenses	1,206	1,068	138	12.9%

Total costs and operating expenses	$5,867	$5,686	$181	3.2%

Cost of software licenses and subscriptions for the three months ended December 31, 2007 was $572,000 or approximately 17% of software license and subscription revenues, as compared to $537,000 or approximately 16% of software license and subscription revenues for the three months ended December 31, 2006. The increase in cost of software licenses and subscriptions of $35,000 is due to an increase in royalty cost specifically related to an increase in desktop sales of $444,000 which was partially offset by reduced amortization of patents and acquired software costs.

Cost of maintenance and services for the three months ended December 31, 2007 was $1,120,000 or approximately 41% of maintenance and service revenues, as compared to $1,032,000 or approximately 44%, of maintenance and service revenues for the three months ended December 31, 2006.  The increase in cost of maintenance and services of $88,000 is primarily attributable to increased international consulting costs.

Sales and marketing expenses for the three months ended December 31, 2007 were $2,220,000, or 37% of total revenues as compared to $2,344,000 or 41% of total revenues for the three months ended December 31,

2006. The decrease in sales and marketing expenses of $124,000, or approximately 5%, is primarily attributable to cost savings resulting from the Company’s restructuring plan which was initiated and completed during the first quarter of fiscal year 2007 which were partially offset by an increase in costs associated with stock compensation expense, depreciation and amortization expense, lead generation, and trade show expense.

Engineering and product development expenses for the three months ended December 31, 2007 were $749,000, or 12% of total revenues as compared to $705,000, or 12% of total revenues for the three months ended December 31, 2006. The increase in engineering and product development expenses of $44,000, or approximately 6%, is primarily attributable to higher use of external development consultants and employee-related costs.

General and administrative expenses for the three months ended December 31, 2007 were $1,206,000, or 20% of total revenues as compared to $1,068,000, or 19% of total revenues for the three months ended December 31, 2006. The increase in general and administrative expenses of $138,000, or approximately 13%, is primarily attributable to an increase in costs associated with accrued professional services, accrued bonuses and employee-related compensation items.

Interest expense for the three months ended December 31, 2006 was $25,000 which resulted from the Company’s $1 million borrowing under its line of credit in the third quarter of fiscal 2006. There was no interest expense for the three months ended December 31, 2007 as the Company elected to repay its outstanding balance under its line of credit in the second quarter of fiscal 2007.

Interest income for the three months ended December 31, 2007 was  $40,000 as compared to $2,000 for the three months ended December 31, 2006. The increase in interest income was a result of higher cash balances generated by the business. Gain (loss) on foreign currency transactions for the three months ended December 31, 2007 was a gain of $56,000 as compared to a loss of $10,000 for the three months ended December 31, 2006.

Income taxes for the three months ended December 31, 2007 were $49,000 as compared to $23,000 for the three months ended December 31, 2006. The increase in income taxes of $26,000 is a result of additional estimated alternative minimum taxes in the U.S. and uncertain tax positions relative to foreign taxes.

Net income for the three months ended December 31, 2007 was $247,000 as compared to net income of $34,000 for the three months ended December 31, 2006.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire through 2011. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $151,000 and $136,000 for the three months ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, contractual obligations include minimum rental commitments under non-cancelable operating leases as follows:

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating Lease
Obligations	$913	$348	$473	$92	$—

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately

$457,000 and $387,000, respectively, for the three months ended December 31, 2007 and 2006. The Company is not obligated to pay any minimum amounts for royalties.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product until September 30, 2010. The Company expensed approximately $4,000 for the three months ended December 31, 2006. No amounts were expensed for the three months ended December 31, 2007.

On May 3, 2006, the Company acquired certain assets of ClearStory Systems, Inc’s. IDARS business. The initial acquisition cost for IDARS was approximately $4,790,000, consisting of $4,349,000 in cash and direct acquisition costs of approximately $441,000.  The acquisition also includes an 18-month earn-out payment equal to 30% of net revenues of products from the IDARS business excluding the first $337,500 of revenues. The earn-out payments are considered additional purchase price and were recorded as additional goodwill. At September 30, 2007, the Company had accrued approximately $329,000 related to such earn-out payments. In accordance with the asset purchase agreement, payments commenced during the Company’s third quarter of fiscal year 2007 and the final payments were made in the first quarter of fiscal year 2008. Accordingly, no amounts are accrued as of December 31, 2007. See Note 2 to the Condensed Consolidated Financial Statements for more detailed financial information on the acquisition of IDARS.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of December 31, 2007.

The Company is required by the new sublease agreement related to its Chelmsford, Massachusetts facility to provide a letter of credit in the amount of approximately $125,000 as a security deposit to the landlord of amounts due under the lease. Cash on deposit providing security in the amount of this letter of credit is classified as restricted cash in the Company’s condensed consolidated balance sheets as of December 31, 2007 and September 30, 2007.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2007.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2007.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy limits the Company’s exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At December 31, 2007, the Company had $3,833,000 of cash and equivalents, a decrease of $8,000 from September 30, 2007.

At December 31, 2007, the Company had working capital of approximately $291,000 as compared to a working capital deficit of $279,000 at September 30, 2007. The Company expects cash flows from operations to remain positive as it anticipates continued profitability during the fiscal year ended September 30, 2008. However, if the Company’s cash flow from operations were to decline significantly, it may need to consider further reductions to its operating expenses. The Company does not anticipate additional cash requirements to fund significant growth or the acquisition of complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements.

The Company had net income of approximately $247,000 for the three months ended December 31, 2007 as compared to net income of approximately $34,000 for the three months ended December 31, 2006. During the three months ended December 31, 2007 and 2006, approximately $308,000 and $567,000, respectively, of cash was provided by the Company’s operations. During the three months ended December 31, 2007, the main source of cash from operations was the adjustment to net income for depreciation and amortization as well as a decrease in accounts receivable offset by a decrease in accounts payable, accrued expenses and other.

Net cash used in investing activities for the three months ended December 31, 2007 of $521,000 is primarily related to earn-out payments associated with the Company’s IDARS acquisition and the purchase of property and equipment.

Net cash provided by financing activities for the three months ended December 31, 2007 of $233,000 is related to proceeds from the exercise of stock options.

On May 3, 2006, the Company acquired certain assets of ClearStory Systems, Inc’s. Integrated Document Archiving and Retrieval Systems (“IDARS”) business. The acquisition of IDARS was consummated pursuant to an asset purchase agreement dated as of March 10, 2006 among the Company and Clearstory Systems, Inc. The purchase agreement includes a provision for payments over an 18 month period equal to 30% of net revenues of products from the IDARS business, excluding the first $337,500 of revenues, net of any claims. The earn-out payments are considered additional purchase price and were recorded as additional goodwill as incurred. At September 30, 2007, the Company had accrued approximately $329,000 related to such earn-out payments. In accordance with the asset purchase agreement, payments commenced during the Company’s third and fourth quarters of fiscal year 2007 and the final payments were made in the first quarter of fiscal year 2008. Accordingly, no amounts are accrued as of December 31, 2007.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At December 31, 2007, the Company did not hold any derivative financial instruments or commodity instruments. The Company holds no investment securities that possess significant market risk.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The principal executive officer and principal financial officer, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a−15(e) and 15d−15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

(b) Changes in Internal Controls.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is occasionally involved in legal proceedings and other claims arising out of our operations in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, Item 1A under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007, which could materially affect its business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 14, 2008.

DATAWATCH CORPORATION

/s/ Kenneth P. Bero
Kenneth P. Bero
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Murray P. Fish
Murray P. Fish
Chief Financial Officer
(Principal Financial Officer)