Form 10-Q
period 2008-03-31
DATAWATCH CORP
filed 2008-05-15
CIK 792130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Yes   ☒      No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes   ☐      No  ☒

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of May 12, 2008 was 5,903,524.

DATAWATCH CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2008

TABLE OF CONTENTS

		Page #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

a)	Condensed Consolidated Balance Sheets:
	March 31, 2008 and September 30, 2007	3

b)	Condensed Consolidated Statements of Operations:
	Three and Six Months Ended March 31, 2008 and 2007	4

c)	Condensed Consolidated Statements of Cash Flows:
	Six Months Ended March 31, 2008 and 2007	5

d)	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 4	Submission of Matters to a Vote of Security Holders	30

Item 6.	Exhibits	30

SIGNATURES		31

CERTIFICATIONS		32

PART I. FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31,	September 30,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and equivalents	$4,027	$3,841
Accounts receivable, net	3,964	4,174
Inventories	40	48
Prepaid expenses	574	527
Total current assets	8,605	8,590

Property and equipment, net	833	856
Goodwill	6,116	6,020
Other intangible assets, net	2,424	2,676
Restricted cash	125	125
Other long-term assets	61	70

	$18,164	$18,337

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	1,307	1,215
Accrued expenses	2,293	2,839
Deferred revenue	4,163	4,486
Accrued cost of acquisition	—	329
Total current liabilities	7,763	8,869

LONG-TERM LIABILITIES:
Deferred rent	150	179
Deferred revenue - long-term	106	122
Deferred tax liability	204	147
Other liabilities	88	—
Total long-term liabilities	548	448

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 20,000,000 shares authorized;
issued, 5,915,770 shares and 5,647,666 shares, respectively;
outstanding, 5,901,524 shares and 5,633,420 shares, respectively	59	56
Additional paid-in capital	23,283	22,684
Accumulated deficit	(12,817)	(13,072)
Accumulated other comprehensive loss	(532)	(508)
	9,993	9,160
Less treasury stock, at cost—14,246 shares	(140)	(140)
Total shareholders’ equity	9,853	9,020

	$18,164	$18,337

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
REVENUE:
Software licenses and subscriptions	$3,155	$3,257	$6,488	$6,695
Maintenance and services	2,718	2,892	5,452	5,230
Total revenue	5,873	6,149	11,940	11,925

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	550	560	1,122	1,097
Cost of maintenance and services	1,177	983	2,297	2,015
Sales and marketing	1,968	2,140	4,189	4,484
Engineering and product development	836	788	1,586	1,494
General and administrative	1,273	1,210	2,478	2,278
Total costs and expenses	5,804	5,681	11,672	11,368

INCOME FROM OPERATIONS	69	468	268	557

Interest expense	—	(8)	—	(33)
Interest income and other income (expense), net	49	(11)	146	(19)

INCOME BEFORE INCOME TAXES	118	449	414	505
Provision for income taxes	35	25	84	47

NET INCOME	$83	$424	$330	$458

Net income per share—Basic	$0.01	$0.08	$0.06	$0.08
Net income per share—Diluted	$0.01	$0.07	$0.06	$0.08

Weighted-Average
Shares Outstanding—Basic	5,871	5,519	5,762	5,516
Weighted-Average
Shares Outstanding—Diluted	6,062	5,784	5,978	5,776

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 (In thousands)

	Six Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$330	$458
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	412	486
Provision for doubtful accounts and sales returns	(9)	11
Loss on disposal of equipment	—	3
Stock-based compensation	106	58
Deferred income taxes	58	47
Changes in current assets and liabilities:
Accounts receivable	203	251
Inventories	8	(9)
Prepaid expenses and other	(48)	(86)
Accounts payable, accrued expenses and other	(459)	307
Deferred revenue	(319)	(12)
Cash provided by operating activities	282	1,514

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures	(138)	(65)
Proceeds from sale of equipment	—	1
Purchase of IDARS business	(425)	—
Capitalized software development costs	—	(26)
Other assets	6	—
Cash used in investing activities	(557)	(90)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on line of credit	—	(1,000)
Proceeds from exercise of stock options	496	10
Cash provided by (used in) financing activities	496	(990)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	(35)	(16)

INCREASE IN CASH AND EQUIVALENTS	186	418
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	3,841	1,862
CASH AND EQUIVALENTS, END OF PERIOD	$4,027	$2,280

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$42
Income taxes paid	$16	$1

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Datawatch Corporation (the “Company”) and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 filed with the Securities and Exchange Commission (the “SEC”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company follows the guidance as defined by the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”) in recognizing revenue on software transactions.  SOP 97-2 requires that revenue allocated to software products, specified upgrades and enhancements is recognized upon delivery of the related product, upgrades or enhancements.  Revenue allocated by vendor specific objective evidence (“VSOE”) of fair value to post-contract customer support (primarily maintenance) is recognized ratably over the term of the support, and revenue allocated by VSOE to service elements (primarily training and consulting) is recognized as the services are performed.  The residual method of revenue recognition is used for multi-element arrangements when the VSOE of the fair value does not exist for one of the delivered elements.  Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as supported by VSOE, is deferred and subsequently recognized in accordance with relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are sold directly to end-users and through value added resellers. The

Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers.  Sales to distributors and resellers accounted for approximately 40% and 38%, respectively, of total sales for the three months ended March 31, 2008 and 2007, and 40% and 36%, respectively, of total sales for the six months ended March 31, 2008 and 2007. Revenue from the sale of all software products (separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by SOP 97-2.  The Company’s software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

Desktop and Server Software products are generally not sold in multiple element arrangements.  Accordingly, the price paid by the customer is considered VSOE of fair value for those products. Enterprise Software sales are generally multiple element arrangements which include software license deliverables, professional services and post-contract customer support, which primarily consists of maintenance. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to a software license. In applying the residual method, the Company deducts from the sale proceeds the VSOE of fair value of the services and post-contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and do not involve modification or customization of the software or any other unusual acceptance clauses or terms. Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post-contract customer support services is deferred and recognized ratably over the contract period (generally one year). Such deferred amounts are recorded as part of deferred revenue in the Company’s Condensed Consolidated Balance Sheets.

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

Stock-Based Compensation

The Company recognizes stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) requires all share-based awards, including grants of employee stock options, to be recognized in the financial statements based on their fair value.

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

Concentration of Credit Risks and Major Customers

The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary credit terms. Two customers, Ingram Micro, Inc. and Tech Data Product Management, individually accounted for 22% and 6%, respectively, of total revenue for the three months ended March 31, 2008 and 13% and 14%, respectively, of total revenue for the three months ended March 31, 2007.   Ingram Micro, Inc. and Tech Data Product Management individually accounted for 20% and 8%, respectively, of total revenue for the six months ended March 31, 2008 and 13% and 12%, respectively, of total revenue for the six months ended March 31, 2007. Ingram Micro, Inc. and Tech Data Product Management accounted for 19% and 10%, respectively, of outstanding gross trade receivables as of March 31, 2008 and 15% and 19%, respectively, of outstanding gross trade receivables as of September 30, 2007. The Company sells to Ingram Micro, Inc. and Tech Data Product Management under separate distribution agreements which automatically renew for successive one-year terms unless terminated. Other than these two customers, no other customer constitutes a significant portion (more than 10%) of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns based on management’s review of receivables, inventory and historical trends.

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred.  Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 24 to 36 months. The Company’s capitalized software was $329,000 and $395,000 at March 31, 2008 and September 30, 2007, respectively.

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

Restructuring

In October 2006, the Company initiated and completed a restructuring plan in an effort to reduce costs and focus resources on key areas of the business.  The restructuring plan was limited to one of the Company’s wholly-owned subsidiaries, Datawatch International Limited (“DWI”), and resulted in charges for severance benefits and related costs for nine terminated employees of approximately $128,000 during the three months ended December 31, 2006. These restructuring costs are included primarily within sales and marketing expenses for the six months ended March 31, 2007.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements and liabilities in interim and annual reporting periods subsequent to initial recognition. Prior to SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions in GAAP.  SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning October 1, 2008. In February 2008, the FASB delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The effect of adoption on the Company’s financial position and results of operations has not been determined.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 also amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”), to clarify that derivative instruments are subject to SFAS 107’s concentration-of-credit risk disclosures. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early adoption is permitted, and entities are encouraged, but not required, to provide comparative disclosures for earlier periods. The adoption of SFAS 161 will not affect the Company’s consolidated financial statements or financial condition, but may require additional disclosures if the Company enters into derivative and hedging activities.

Note 2 – Acquisition

On May 3, 2006, the Company acquired certain assets and assumed certain liabilities of ClearStory Systems, Inc’s Integrated Document Archiving and Retrieval Systems (“IDARS”) business. The acquisition of IDARS was consummated pursuant to an asset purchase agreement dated March 10, 2006 among the Company and ClearStory Systems, Inc. The acquisition cost for IDARS was approximately $4,790,000, consisting of $4,349,000 in cash and direct acquisition costs of approximately $441,000. Additional acquisition costs included an 18-month earn-out payment equal to 30% of net revenues from the IDARS business excluding the first $337,500 of revenues, net of any claims. The earn-out payments were considered additional purchase price and were recorded as additional goodwill when incurred. At September 30, 2007, the Company accrued approximately $329,000 related to such earn-out payments. In accordance with the asset purchase agreement, the final earn-out payments were made in the first quarter of fiscal year 2008. Accordingly, no amounts are accrued as of March 31, 2008. Since the acquisition date, the Company recorded approximately $1.1 million related to such earn-out payments.

Note 3 – Income Taxes

SFAS No. 109, “Accounting for Income Taxes,” requires recognition of deferred tax liabilities and deferred tax assets (and related valuation allowances, if necessary) for the excess of tax-deductible goodwill over goodwill for financial reporting purposes. The tax benefit for the excess tax-deductible goodwill is recognized when realized on the tax return. During fiscal year 2006, Datawatch acquired the business assets of IDARS that resulted in tax-deductible amortization being recognized as a deferred tax expense in fiscal years 2007 and 2008. As the goodwill is deducted for tax purposes, a deferred tax expense will be recognized each year with a corresponding deferred tax liability equal to the excess of tax amortization over the amortization for financial reporting purposes. During the three months ended March 31, 2008 and 2007, the Company recorded additional deferred tax expense of approximately $29,000 and $25,000, respectively. During the six months ended March 31, 2008 and 2007, the Company recorded additional deferred tax expense of approximately $58,000 and $47,000, respectively. Additionally, during the three and six months ended March 31, 2008, the Company recorded approximately $6,000 and $26,000, respectively, related to estimated alternative minimum taxes and uncertain tax positions relative to foreign taxes.

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

Upon adoption of FIN 48, the Company recorded a reduction of the Company’s deferred tax asset in the amount of $690,000 and a corresponding reduction to the valuation allowance of $690,000. The Company recorded a $75,000 tax liability related to tax exposures that could result in cash payments. This amount was recorded as an increase to other long-term liabilities and an increase in the accumulated deficit on the Company’s Condensed Consolidated Balance Sheets. The Company also increased this liability by $6,000 during each of the three months ended December 31, 2007 and March 31, 2008. It does not expect this liability to change significantly during the next twelve months. The Company has not accrued any interest and penalties associated with this liability. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its Consolidated Statements of Operations.

As of October 1, 2007, the Company had approximately $721,000 of total gross unrecognized tax benefits (before consideration of any valuation allowance). These unrecognized tax benefits represent differences between tax positions taken by the Company in its various consolidated and separate worldwide tax returns and the benefits recognized and measured pursuant to FIN 48. This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

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

Note 4 – Shareholders’ Equity

Stock-based compensation expense for the three months ended March 31, 2008 and March 31, 2007 was $55,000 and $30,000, respectively, and $106,000 and $58,000 for the six months ended March 31, 2008 and 2007, respectively, as included in the following expense categories:

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
	(In thousands)

Sales and Marketing	$14	$12	$39	$23
Engineering and product development	4	3	8	6
General and administrative	37	15	59	29
	$55	$30	$106	$58

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

Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield and exercise price. The weighted-average fair values of the options granted under the stock option plans for the three months ended March 31, 2008 and 2007 were $4.45 and $2.04, respectively, and $3.29 and $1.51 for the six months ended March 31, 2008 and 2007, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was approximately $595,000 and $2,000, respectively. The total intrinsic value of options exercised during the six months ended March 31, 2008 and 2007 was approximately $1.1 million and $9,000, respectively. As of March 31, 2008, there was $421,000 of total unrecognized compensation cost related to nonvested stock option arrangements, which is expected to be recognized over a weighted-average period of 2.3 years.

Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The table below indicates the key assumptions used in the option valuation calculations for options granted in the six months ended March 31, 2008 and 2007:

	2008	2007
Expected life	5 years	5 years
Expected volatility	72.79% - 73.26%	75.88% - 83.34%
Weighted-average volatility	72.84%	77.52%
Risk free interest rate	2.87% - 4.03%	4.48% - 4.74%
Dividend yield	0.0%	0.0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company uses an expected stock-price volatility assumption that is based on historical volatilities of the underlying stock which are obtained from public data sources. The risk-free interest rate is the U.S. Treasury bill rate with constant maturities with a remaining term equal to the expected life of the option. The expected life is based on historical trends and data.  With regard to the weighted-average option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect. Based on the Company’s historical voluntary turnover rates, an annualized estimated forfeiture rate of 10% has been used in calculating the estimated cost. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.

The following table summarizes information about the Company’s stock option plans for the six months ended March 31, 2008.

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value $(000)

Outstanding, October 1, 2007	809,543	$2.55

Granted	88,000	5.27
Canceled	(29,753)	5.26
Exercised	(265,488)	1.88
Outstanding, March 31, 2008	602,302	$3.11	5.56	$564

Vested or expected to vest, March 31, 2008	585,356	$3.08	5.23	$558

Exercisable, March 31, 2008	432,845	$2.71	4.98	$505

Restricted Stock Units

The Company periodically grants awards of restricted stock units (“RSU”) to each of its non-employee Directors on a discretionary basis pursuant to its 2006 Equity Compensation and Incentive Plan. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at March 31, 2008 was 28,330. Each RSU vests at the rate of 33.33% on each of the first through third anniversaries of the grant date with final vesting scheduled to occur in March 2011. The fair value related to the RSUs was calculated based on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to general and administrative expense. The fair value of the RSUs granted in the six months ended March 31, 2008 and 2007, respectively, was approximately $62,000 (or $3.53 fair value per share) and $38,000 (or $3.02 fair value per share). The Company recorded compensation expense related to RSUs of approximately $5,000 and $1,000 for the three months ended March 31, 2008 and 2007, respectively, and $10,000 and $1,000 for the six months ended March 31, 2008 and 2007, respectively. These amounts are included in the total stock-based compensation expense disclosed above. As of March 31, 2008, there was $96,000 of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.6 years.

Note 5 - Comprehensive Income

The following table sets forth the reconciliation of net income to comprehensive income:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(In thousands)

Net income	$83	$424	$330	$458
Other comprehensive loss:
Foreign currency translation adjustments	(2)	(26)	(24)	(72)

Comprehensive income	$81	$398	$306	$386

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

Potentially dilutive common stock options aggregating 187,596 and 330,090 shares for the three months ended March 31, 2008 and 2007, respectively, and 107,778 and 329,585 shares for the six months ended March 31, 2008 and 2007, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive. Potentially dilutive restricted stock units aggregating 2,500 and 3,056 shares for the three months ended March 31, 2008 and 2007, respectively, and 2,500 and 1,511 shares for the six months ended March 31, 2008 and 2007, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive.

Note 7 - Commitments and Contingencies

As a result of the acquisition of certain assets of the IDARS business on May 3, 2006 (see Note 2), the Company is required to make payments equal to 30% of net revenues from the IDARS business, excluding the first $337,500 of this revenue, covering the 18 month earn-out period from May 3, 2006 until November 3, 2007. In accordance with the purchase and sale agreement, payments commenced during the Company’s third quarter of fiscal year 2007 and the final payments were made in the first quarter of fiscal year 2008.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product until September 30, 2010.  The Company expensed approximately $1,000 and $5,000 for the three months ended March 31, 2008 and 2007, respectively, and $1,000 and $9,000 for the six months ended March 31, 2008 and 2007, respectively.

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

The following table presents information about the Company’s revenue by product lines:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch|RMS, Datawatch|ES, Datawatch|Researcher, Visual|Insight, iMergence and VorteXML)	67%	63%	67%	63%
Content Management Solutions (including Datawatch|BDS and Datawatch|MailManager)	15%	15%	15%	14%
Business Service Management and Workflow Solutions (including Visual|QSM and Visual|HD)	18%	22%	18%	23%

Total	100%	100%	100%	100%

The Company conducts operations in the U.S. and internationally (principally in the United Kingdom). The following tables present information about the Company’s geographic operations:

		International
		(Principally	Intercompany
	Domestic	U.K.)	Eliminations	Total
	(In thousands)

Total Revenue
Three months ended March 31, 2008	$4,377	$1,841	$(345)	$5,873
Three months ended March 31, 2007	$4,243	$2,178	$(272)	$6,149

Six months ended March 31, 2008	$8,916	$3,716	$(692)	$11,940
Six months ended March 31, 2007	$8,099	$4,421	$(595)	$11,925

Total Operating Income (Loss)
Three months ended March 31, 2008	$57	$12	$—	$69
Three months ended March 31, 2007	$285	$183	$—	$468

Six months ended March 31, 2008	$409	$(141)	$—	$268
Six months ended March 31, 2007	$406	$151	$—	$557

Non-current Assets
At March 31, 2008	$9,448	$111	$—	$9,559
At September 30, 2007	$9,632	$115	$—	$9,747

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

The Company is engaged in the design, development, manufacture, marketing, and support of business computer software primarily for the Enterprise Information Management market which incorporates business intelligence, enterprise content management, business service management, help desk and workflow to allow organizations to access and analyze information in a more meaningful fashion.

The Company’s principal products are Business Intelligence Solutions (including Datawatch|ES, Monarch, Monarch Data Pump, Monarch|RMS, Datawatch|Researcher, Visual|Insight, iMergence and VorteXML), Content Management Solutions (including Datawatch|BDS, BDS|Workflow and Datawatch|MailManager) and Business Service Management and Workflow Solutions (including Visual|QSM and Visual|HD). Included in the above categories are: Datawatch|ES, an enterprise business intelligence system that provides web-enabled report management, mining and distribution as well as data analysis and MS Excel integration; Monarch, a desktop report mining and business intelligence application that lets users extract and manipulate data from ASCII report files, PDF files or HTML files produced on any mainframe, midrange, client/server or PC system; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; Monarch|RMS, a web-based report mining and analysis solution that integrates with any existing Enterprise Report Management (“ERM”) document or content management archiving solution; Datawatch|Researcher, a development platform for building performance management, content and data aggregation and workflow solutions; Visual|Insight, a performance management solution that provides web-based knowledge management and Key Performance Indicator (“KPI”) reporting; iMergence, an enterprise report mining system; VorteXML, a data transformation product for the emerging XML market that easily and quickly converts structured text output from any system into valid XML for web services and more using any DTD or XDR schema without programming; Datawatch|BDS, a system for high-volume document capture, archiving, and online presentation; BDS|Workflow, a web-enabled enterprise business process management solution that provides highly effective processing of document intensive business transactions; Datawatch|MailManager, a highly scalable email management solution that provides complete lifecycle, compliance and storage management for Microsoft Exchange environments; Visual|QSM, a fully internet-enabled IT service management solution that incorporates workflow and network management capabilities and provides web access to multiple databases via a standard browser; and Visual|Help Desk or Visual|HD, a web-based help desk and call center solution operating on the IBM Lotus Domino platform.

On May 3, 2006, the Company acquired certain assets and assumed certain liabilities of ClearStory Systems, Inc.’s Integrated Document Archiving and Retrieval Systems (“IDARS”) business in exchange for $4,349,000 in cash and incurred $441,000 in direct costs. In accordance with the purchase and sale agreement, payments equal to 30% of revenue for a period of eighteen months from the closing date (May 3, 2006) of the Datawatch|BDS product, excluding the first $337,500 of revenue, net of any claims, commenced during the Company’s third and fourth quarters of fiscal year 2007 and the final payments were made in the first quarter of fiscal year 2008. These amounts were recorded as goodwill as additional purchase price, as incurred or accrued. At September 30, 2007, the Company had accrued approximately $329,000 related to future earn out payments. The final earn out payments were made in the first quarter of fiscal 2008 and, accordingly, no amounts are accrued at March 31, 2008. Since the acquisition date, the Company recorded approximately $1.1 million related to such earn-out payments. The activities of the IDARS business from May 3, 2006 are included in the Company’s condensed consolidated financial statements. See Note 2 to the Condensed Consolidated Financial Statements for more detailed financial information on the acquisition of the IDARS business.

During the first quarter of fiscal 2004, the Company introduced a subscription sales model for the sale of its enterprise products. The Company continues to offer its enterprise products through perpetual licenses and introduced the subscription pricing model to allow customers to begin using the Company’s products at a lower initial cost of software acquisition. Subscriptions automatically renew unless terminated with 90 days notice following the first year of the subscription term. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The initial subscription rate is the same as the renewal rate. During the three months ended March 31, 2008 and 2007, revenues under the subscription model were $149,000 and $183,000, respectively. During the six months ended March 31, 2008 and 2007, revenues under the subscription model were $293,000 and $361,000, respectively.

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

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are sold directly to end-users and through the use of value added resellers. The Company licenses its Desktop and Server Software products directly to end-users and through distributors and resellers.  Sales to distributors and resellers accounted for approximately 40% and 38%, respectively, of total sales for the three months ended March 31, 2008 and 2007, and 40% and 36%, respectively, for the six months ended March 31, 2008 and 2007. Revenue from the license of all software products (separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining.  Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by Statement of Position No. 97-2, “Software Revenue Recognition.” The Company’s software products can be installed and used by customers on their own with little or no customization required.  Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations of the Company.

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

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, and VorteXML licensed directly to end-users, include a guarantee under which such customers may return products within 30 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in Statement of Financial Accounting Standards No. 48, “Revenue Recognition when Right of Return Exists” (“SFAS No. 48”).  Revenue from the license of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by the Company. The Company’s returns reserves were $140,000 and $80,000 as of March 31, 2008 and September 30, 2007, respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the collectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on the Company’s financial position and results of operations. The Company’s allowance for doubtful accounts was $154,000 and $223,000 as of March 31, 2008 and September 30, 2007, respectively.

Income Taxes

The Company has deferred tax assets related to net operating loss carryforwards and tax credits that expire at different times through and until 2026. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. Management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance, previously provided against the deferred tax assets, continues to be provided. Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in the Company concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes. Total net deferred tax assets subject to a valuation allowance were approximately $4.5 million as of March 31, 2008.

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

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred.  Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 24 to 36 months. The Company’s capitalized software was $329,000 and $395,000 at March 31, 2008 and September 30, 2007, respectively.

Goodwill, Other Intangible Assets and Other Long-Lived Assets

The Company performs an evaluation of whether goodwill is impaired annually or when events occur or circumstances change that would more likely than not reduce the fair value of the applicable reporting unit below its carrying amount. The annual impairment analysis is performed as of May 31 each fiscal year. The Company also reviews other intangible assets and other long-lived assets when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Should the fair value of the Company’s long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary.

Accounting for Stock-Based Compensation

The Company recognizes stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) requires all share-based awards, including grants of employee stock options, to be recognized in the financial statements based on their fair value.

Under the provisions of SFAS No. 123(R), the Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. For the three months ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense of approximately $55,000 and $30,000, respectively. For the six months ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense of approximately $106,000 and $58,000, respectively. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

The Company uses an expected stock-price volatility assumption that represents historical volatilities of the underlying stock which are obtained from public data sources. The Company believes this approach results in a reasonable estimate of volatility. For stock option grants issued during the six months ended March 31, 2008, the Company used an expected stock-price volatility of 73% based upon the historical volatility at the time of issuance.

With regard to the weighted-average option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate historical exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect. For stock option grants issued during the three months ended March 31, 2008, the Company used an expected option life assumption of five years.

With regard to the forfeiture rate assumption, the Company reviews historical voluntary turnover rates. For stock option grants issued during the three months ended March 31, 2008, the Company used an annual estimated forfeiture rate of 10%. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
REVENUE:
Software licenses and subscriptions	53.7%	53.0%	54.3%	56.1%
Maintenance and services	46.3%	47.0%	45.7%	43.9%
Total Revenue	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	9.4%	9.1%	9.4%	9.2%
Cost of maintenance and services	20.0%	16.0%	19.2%	16.9%
Sales and marketing	33.5%	34.8%	35.1%	37.6%
Engineering and product development	14.2%	12.8%	13.3%	12.5%
General and administrative	21.7%	19.7%	20.8%	19.1%
Total costs and expenses	98.8%	92.4%	97.7%	95.3%
INCOME FROM OPERATIONS	1.2%	7.6%	2.3%	4.7%
Interest expense	—	(0.1%)	—	(0.3%)
Interest income and other income (expense), net	0.8%	(0.2%)	1.2%	(0.2%)
INCOME BEFORE INCOME TAXES	2.0%	7.3%	3.5%	4.2%
Provision for income taxes	0.6%	0.4%	0.7%	0.4%
NET INCOME	1.4%	6.9%	2.8%	3.8%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Total Revenues

The following table presents total revenue, total revenue decrease and percentage change in total revenue for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,		Increase	Percentage
	2008	2007	(Decrease)	Change
		(In thousands)

Software licenses and subscriptions	$3,155	$3,257	$(102)	-3.1%
Maintenance and services	2,718	2,892	(174)	-6.0%

Total revenue	$5,873	$6,149	$(276)	-4.5%

Software license and subscription revenue for the three months ended March 31, 2008 was $3,155,000 or approximately 54% of total revenue, as compared to $3,257,000 or approximately 53% of total revenue for the three months ended March 31, 2007. This represents a decrease of $102,000 or approximately 3% from the second quarter of fiscal 2007 to the second quarter of fiscal 2008. The overall net decrease in software license and subscription revenue for the three months ended March 31, 2008 consists of an $87,000 decrease in Business Service Management and Workflow Solutions (including Visual|QSM and Visual|HD products) and a $21,000 decrease in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch|RMS, Datawatch|ES, Datawatch|Researcher, Visual|Insight, iMergence and VorteXML products) which were partially offset by a $6,000 increase in Content Management Solutions (including Datawatch|BDS and Datawatch|MailManager products). The $87,000 decrease in Business Service Management and Workflow Solutions relates primarily to a decrease in Visual|QSM license sales internationally as compared to the same period in fiscal 2007.

Maintenance and services revenue for the three months ended March 31, 2008 was $2,718,000 or approximately 46% of total revenue, as compared to $2,892,000 or approximately 47% of total revenue for the three months ended March 31, 2007. This represents a decrease of $174,000 or approximately 6% from the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2008. The decrease in maintenance and services revenue includes a $206,000 decrease in Business Service Management and Workflow Solutions (including Visual|QSM and Visual|HD products) and a $40,000 decrease in Content Management Solutions (including Datawatch|BDS and Datawatch|MailManager products) which were partially offset by a $72,000 increase in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch|RMS, Datawatch|ES, Datawatch|Researcher, Visual|Insight, iMergence and VorteXML products). Maintenance and services revenue for the Business Service Management and Workflow Solutions product line decreased due to a reduction in annual maintenance contracts of $127,000 and lower professional services of $79,000. Maintenance and services revenue for the Content Management Solutions product line decreased due to a reduction in annual maintenance contracts of $14,000 and lower professional services of $26,000. Maintenance and services revenue for the Business Intelligence Solutions product line increased due to higher annual maintenance contracts of $148,000 which were partially offset by lower professional services of $76,000.

Costs and Operating Expenses

The following table presents costs and operating expenses, increase/(decrease) in costs and operating expenses and percentage changes in costs and operating expenses for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,		Increase	Percentage
	2008	2007	(Decrease)	Change
		(In thousands)

Cost of software licenses and subscriptions	$550	$560	$(10)	-1.8%
Cost of maintenance and services	1,177	983	194	19.7%
Sales and marketing expenses	1,968	2,140	(172)	-8.0%
Engineering and product development	836	788	48	6.1%
General and administrative	1,273	1,210	63	5.2%

Total costs and operating expenses	$5,804	$5,681	$123	2.2%

Cost of software licenses and subscriptions for the three months ended March 31, 2008 was $550,000 or approximately 17% of software license and subscription revenue, as compared to $560,000 or approximately 17% of software license and subscription revenues for the three months ended March 31, 2007. The slight decrease in cost of software licenses and subscriptions is due to lower amortization expense of acquired and capitalized software costs due to various capitalized software projects which became fully amortized after the first quarter of fiscal 2007 with minimal new software projects being capitalized in fiscal 2008.

Cost of maintenance and services for the three months ended March 31, 2008 was $1,177,000 or approximately 43% of maintenance and services revenue, as compared to $983,000 or approximately 34% of maintenance and services revenue for the three months ended March 31, 2007. The increase in total cost of maintenance and services of $194,000 is primarily attributable to employee-related costs, travel related expenses and increased international consulting costs.

Sales and marketing expenses for the three months ended March 31, 2008 were $1,968,000, or 34% of total revenues as compared to $2,140,000 or 35% of total revenues for the three months ended March 31, 2007. The decrease in sales and marketing expenses of $172,000, or approximately 8%, is attributable to lower external consulting costs, a reduction in travel related costs and slightly lower wages attributable to lower headcount as compared to the same period last year.

Engineering and product development expenses for the three months ended March 31, 2008 were $836,000, or 14% of total revenues as compared to $788,000, or 13% of total revenues for the three months ended March 31,

2007.  The increase in engineering and product development expenses of $48,000, or approximately 6%, is primarily attributable to higher use of external development consultants and employee-related costs.

General and administrative expenses for the three months ended March 31, 2008 were $1,273,000, or 22% of total revenues as compared to $1,210,000, or 20% of total revenues for the three months ended March 31, 2007. The increase in general and administrative expenses of $63,000, or 5%, is primarily attributable to higher accounting and auditing fees, legal costs, and fees associated with other consulting services performed during the period.

Interest expense for the three months ended March 31, 2007 was $8,000 which resulted from the Company’s $1 million borrowing under its line of credit in the third quarter of fiscal 2006. There was no interest expense for the three months ended March 31, 2008 as the Company elected to repay its outstanding balance under its line of credit in the second quarter of fiscal 2007.

Interest income for the three months ended March 31, 2008 was $31,000 as compared to $6,000 for the three months ended March 31, 2007. The increase in interest income was a result of higher cash balances generated by the business. Gain (loss) on foreign currency transactions for the three months ended March 31, 2008 was a gain of $18,000 as compared to a loss of $17,000 for the three months ended March 31, 2007.

Income taxes for the three months ended March 31, 2008 were $35,000 as compared to $25,000 for the three months ended March 31, 2007. Income tax expense in both periods primarily represents additional deferred tax expense related to the tax-deductible goodwill generated by the Company’s acquisition of the business assets of IDARS. The goodwill resulting from this transaction is deductible for tax purposes and a deferred tax expense will be recognized for financial reporting purposes equal to the tax rate on the excess of tax amortization over the amortization for financial reporting purposes, which is zero unless there is an impairment. The increase in income taxes of $10,000 is primarily due to additional deferred tax expense as well as provision for uncertain tax positions relative to foreign taxes.

Net income for the three months ended March 31, 2008 was $83,000 as compared to net income of $424,000 for the three months ended March 31, 2007.

Six months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

Total Revenues

The following table presents total revenue, total revenue increase (decrease) and percentage change in total revenue for the six months ended March 31, 2008 and 2007:

	Six Months Ended
	March 31,		Increase	Percentage
	2008	2007	(Decrease)	Change
		(In thousands)

Software licenses and subscriptions	$6,488	$6,695	$(207)	-3.1%
Maintenance and services	5,452	5,230	222	4.2%

Total revenue	$11,940	$11,925	$15	0.1%

Software license and subscription revenue for the six months ended March 31, 2008 was $6,488,000 or approximately 54% of total revenue, as compared to $6,695,000 or approximately 56% of total revenue for the six months ended March 31, 2007. This represents a decrease of $207,000 or approximately 3% from the six months of fiscal 2007 to the six months of fiscal 2008. The overall net decrease in software license and subscription revenue for the six months ended March 31, 2008 consists of a $369,000 decrease in Business Service Management and Workflow Solutions (including Visual|QSM and Visual|HD products) and an $89,000 decrease in Content Management Solutions (including Datawatch|BDS and Datawatch|MailManager products) which were partially offset by a $251,000 increase in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch|RMS, Datawatch|ES, Datawatch|Researcher, Visual|Insight, iMergence and VorteXML products). The $369,000 decrease in Business Service Management and Workflow Solutions relates primarily to a decrease in Visual|QSM license sales internationally as compared to the same period in fiscal 2007.

Maintenance and services revenue for the six months ended March 31, 2008 was $5,452,000 or approximately 46% of total revenue, as compared to $5,230,000 or approximately 44% of total revenue for the six months ended March 31, 2007. This represents an increase of $222,000, or approximately 4%, from the first six months of fiscal 2007 as compared to the first six months of fiscal 2008. The increase in maintenance and services revenue includes a $237,000 increase in Content Management Solutions (including Datawatch|BDS and Datawatch|MailManager products) and a $179,000 increase in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch|RMS, Datawatch|ES, Datawatch|Researcher, Visual|Insight, iMergence and VorteXML products) which were partially offset by a $194,000 decrease in Business Service Management and Workflow Solutions (including Visual|QSM and Visual|HD products). Maintenance and services revenue for the Content Management Solutions product line increased due to higher annual maintenance contracts of $205,000 and higher professional services of $32,000. Maintenance and services revenue for the Business Intelligence Solutions product line increased due to higher annual maintenance contracts of $272,000 which were partially offset by lower professional services of $93,000. Maintenance and services revenue for the Business Service Management and Workflow Solutions product line decreased due to a reduction in annual maintenance contracts of $128,000 and lower professional services of $66,000.

Costs and Operating Expenses

The following table presents costs and operating expenses, increase (decrease) in costs and operating expenses and percentage changes in costs and operating expenses for the six months ended March 31, 2008 and 2007:

	Six Months Ended
	March 31,		Increase	Percentage
	2008	2007	(Decrease)	Change
		(In thousands)

Cost of software licenses and subscriptions	$1,122	$1,097	$25	2.3%
Cost of maintenance and services	2,297	2,015	282	14.0%
Sales and marketing	4,189	4,484	(295)	-6.6%
Engineering and product development	1,586	1,494	92	6.2%
General and administrative	2,478	2,278	200	8.8%

Total costs and operating expenses	$11,672	$11,368	$304	2.7%

Cost of software licenses and subscriptions for the six months ended March 31, 2008 was $1,122,000 or approximately 17% of software license and subscription revenue, as compared to $1,097,000 or approximately 16% of software license and subscription revenues for the six months ended March 31, 2007. The increase in cost of software licenses and subscriptions of $25,000 is due to an increase in royalty cost specifically related to an increase in desktop sales of $623,000 which was partially offset by reduced amortization expenses of patents and acquired software costs.

Cost of maintenance and services for the six months ended March 31, 2008 was $2,297,000 or approximately 42% of maintenance and services revenue, as compared to $2,015,000 or approximately 39% of maintenance and services revenue for the six months ended March 31, 2007. The increase in cost of maintenance and services of $282,000 is primarily due to higher employee and travel-related expenses and increased international consulting costs.

Sales and marketing expenses for the six months ended March 31, 2008 were $4,189,000, or 35% of total revenues as compared to $4,484,000, or 38% of total revenues for the six months ended March 31, 2007.  The decrease in sales and marketing expenses of $295,000, or approximately 7%, is primarily attributable to cost savings resulting from the Company’s restructuring plan which was initiated and completed during the first quarter of fiscal year 2007. Additionally, the Company incurred fewer consulting and travel related expenses during the six months ended March 31, 2008 as compared to the previous period.

Engineering and product development expenses for the six months ended March 31, 2008 were $1,586,000, or 13% of total revenues as compared to $1,494,000, or 13% of total revenues, for the six months ended March 31, 2007. The increase in engineering and product development expenses of $92,000, or approximately 6%, is primarily attributable to higher use of external development consultants and employee-related costs.

General and administrative expenses for the six months ended March 31, 2008 were $2,478,000, or 21% of total revenues, as compared to $2,278,000, or 19% of total revenues for the six months ended March 31, 2007. The increase in general and administrative expenses of $200,000, or approximately 9%, is primarily attributable to costs associated with accounting and auditing fees, consulting, travel and employee-related costs.

Interest expense for the six months ended March 31, 2007 was $33,000 which resulted from the Company’s $1 million borrowing under its line of credit in the third quarter of fiscal 2006. There was no interest expense for the six months ended March 31, 2008 as the Company elected to repay its outstanding balance under the line of credit in the second quarter of fiscal 2007.

Interest income for the six months ended March 31, 2008 was $71,000 as compared to $8,000 for the six months ended March 31, 2007. The increase in interest income was the result of higher cash balances generated by the business. Gain (loss) on foreign currency transactions for the six months ended March 31, 2008 was $75,000 as compared to a loss of $27,000 for the six months ended March 31, 2007.

Income taxes for the six months ended March 31, 2008 were $84,000 as compared to $47,000 for the six months ended March 31, 2007. Income tax expense for both periods includes additional deferred tax expense related to the tax-deductible goodwill generated by the Company’s acquisition of the business assets of IDARS.  The goodwill resulting from this transaction is deductible for tax purposes and a deferred tax expense will be recognized for financial reporting purposes equal to the tax rate on the excess of tax amortization over the amortization for financial reporting purposes, which is zero unless there is an impairment. The increase in income taxes of $37,000 is a result of additional deferred tax expense related to the earn-out provisions of the IDARS acquisition, additional estimated alternative minimum taxes in the U.S. and uncertain tax positions relative to foreign taxes.

Net income for the six months ended March 31, 2008 was $330,000 as compared to net income of $458,000 for the six months ended March 31, 2007.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire through 2011. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses.  Rental expense for all operating leases was approximately $99,000 and $122,000 for the three months ended March 31, 2008 and 2007, respectively, and $249,000 and $258,000 for the six months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, contractual obligations include minimum rental commitments under non-cancelable operating leases as follows:

(In thousands)
Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$844	$333	$454	$57	$—

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $437,000 and $389,000, respectively, for the three months ended March 31, 2008 and 2007, and $894,000 and 776,000 for the six months ended March 31, 2008 and 2007, respectively. The Company is not obligated to pay any minimum amounts for royalties.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product until September 30, 2010. The Company expensed approximately $1,000 and $5,000 for the three months ended March 31, 2008 and 2007, respectively, and $1,000 and $9,000 for the six months ended March 31, 2008 and 2007, respectively.

On May 3, 2006, the Company acquired certain assets of ClearStory Systems, Inc’s. IDARS business. The initial acquisition cost for IDARS was approximately $4,790,000, consisting of $4,349,000 in cash and direct acquisition costs of approximately $441,000. The acquisition also includes an 18-month earn-out payment equal to 30% of net revenues from the IDARS business excluding the first $337,500 of revenues. The earn-out payments are considered additional purchase price and were recorded as additional goodwill. At September 30, 2007, the Company had accrued approximately $329,000 related to such earn-out payments. In accordance with the asset purchase agreement, payments commenced during the Company’s third quarter of fiscal year 2007 and the final payments were made in the first quarter of fiscal year 2008. Accordingly, no amounts are accrued as of March 31, 2008. See Note 2 to the Condensed Consolidated Financial Statements for more detailed financial information on the acquisition of IDARS.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of March 31, 2008.

The Company is required by a sublease agreement related to its Chelmsford, Massachusetts facility to provide a letter of credit in the amount of approximately $125,000 as a security deposit to the landlord of amounts due under the lease. Cash on deposit providing security in the amount of this letter of credit is classified as restricted cash in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2008 and September 30, 2007.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2008.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2008.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At March 31, 2008, the Company had $4,027,000 of cash and equivalents, an increase of $186,000 from September 30, 2007.

At March 31, 2008, the Company had working capital of approximately $842,000 as compared to a working capital deficit of $279,000 at September 30, 2007. The Company expects cash flows from operations to remain positive as it anticipates continued profitability during the fiscal year ended September 30, 2008. However, if the Company’s cash flow from operations were to decline significantly, it may need to consider further reductions to its operating expenses. The Company does not anticipate additional cash requirements to fund significant growth or the acquisition of complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements.

The Company had net income of approximately $330,000 for the six months ended March 31, 2008 as compared to net income of approximately $458,000 for the six months ended March 31, 2007. During the six months ended March 31, 2008 and 2007, approximately $282,000 and $1.5 million, respectively, of cash was provided by the Company’s operations. During the six months ended March 31, 2008, the main source of cash from operations was the adjustment to net income adjusted for depreciation and amortization as well as a decrease in accounts receivable offset by a decrease in accounts payable, accrued expenses and other.

Net cash used in investing activities for the six months ended March 31, 2008 of $557,000 is primarily related to earn-out payments associated with the Company’s IDARS acquisition and the purchase of property and equipment.

Net cash provided by financing activities for the six months ended March 31, 2008 of $496,000 is related to proceeds from the exercise of stock options.

On May 3, 2006, the Company acquired certain assets of ClearStory Systems, Inc’s. Integrated Document Archiving and Retrieval Systems (“IDARS”) business. The acquisition of IDARS was consummated pursuant to an asset purchase agreement dated as of March 10, 2006 among the Company and Clearstory Systems, Inc. The purchase agreement includes a provision for payments over an 18 month period equal to 30% of net revenues from the IDARS business, excluding the first $337,500 of revenues, net of any claims. The earn-out payments are considered additional purchase price and were recorded as additional goodwill as incurred. At September 30, 2007, the Company had accrued approximately $329,000 related to such earn-out payments. In accordance with the asset purchase agreement, payments commenced during the Company’s third and fourth quarters of fiscal year 2007 and the final payments were made in the first quarter of fiscal year 2008. Accordingly, no amounts are accrued as of March 31, 2008.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At March 31, 2008, the Company did not participate in any derivative financial instruments or commodity instruments. The Company holds no investment securities that possess significant market risk.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

The principal executive officer and principal financial officer, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a−15(e) and 15d−15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

(b)   Changes in Internal Controls.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.     Submission of Matters to a Vote of Security Holders

A.	The Annual Meeting of Stockholders of Datawatch Corporation was held on March 14, 2008.

B.
The directors elected at the meeting were Kenneth P. Bero, Robert W. Hagger, Thomas H. Kelly, Richard de J. Osborne, Terry W. Potter, David T. Riddiford, William B. Simmons and James Wood, which constitute all of the directors of the Company.

C.	A vote was proposed to elect the foregoing nominees to the Board of Directors to serve for the ensuing year or until their respective successors are duly elected and qualified:

Nominee	Total Votes For:	Total Votes Withheld:
Kenneth P. Bero	5,421,578	233,690
Robert W. Hagger	5,071,489	583,779
Thomas H. Kelly	5,427,703	227,565
Richard de J. Osborne	5,428,278	226,990
Terry W. Potter	5,427,718	227,550
David T. Riddiford	5,346,851	308,417
William B. Simmons	5,340,151	315,117
James Wood	5,428,278	226,990

D.	No information provided due to inapplicability of item.

Item 6.     Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2008.

DATAWATCH CORPORATION

/s/ Kenneth P. Bero
Kenneth P. Bero
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Murray P. Fish
Murray P. Fish
Chief Financial Officer,
(Principal Financial Officer)