Form 10-Q
period 2008-06-30
DATAWATCH CORP
filed 2008-08-13
CIK 792130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of August 11, 2008 was 5,914,358.

DATAWATCH CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2008

TABLE OF CONTENTS

		Page #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

a)	Condensed Consolidated Balance Sheets:
	June 30, 2008 and September 30, 2007	3

b)	Condensed Consolidated Statements of Operations:
	Three and Nine Months Ended June 30, 2008 and 2007	4

c)	Condensed Consolidated Statements of Cash Flows:
	Nine Months Ended June 30, 2008 and 2007	5

d)	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 6.	Exhibits	31

SIGNATURES		32

CERTIFICATIONS		33

PART I. FINANCIAL INFORMATION
Item 1:  FINANCIAL STATEMENTS

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30,	September 30,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and equivalents	$4,446	$3,841
Accounts receivable, net	3,604	4,174
Inventories	41	48
Prepaid expenses	455	527
Total current assets	8,546	8,590

Property and equipment, net	820	856
Goodwill	6,116	6,020
Other intangible assets, net	2,429	2,676
Restricted cash	125	125
Other long-term assets	62	70

	$18,098	$18,337

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$922	$1,215
Accrued expenses	2,519	2,839
Deferred revenue	4,138	4,486
Accrued cost of acquisition	—	329
Total current liabilities	7,579	8,869

LONG-TERM LIABILITIES:
Deferred rent	135	179
Deferred revenue - long-term	128	122
Deferred tax liability	233	147
Other liabilities	94	-
Total long-term liabilities	590	448

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 20,000,000 shares authorized;
issued, 5,917,770 shares and 5,647,666 shares, respectively;
outstanding, 5,903,524 shares and 5,633,420 shares, respectively	59	56
Additional paid-in capital	23,345	22,684
Accumulated deficit	(12,726)	(13,072)
Accumulated other comprehensive loss	(609)	(508)
	10,069	9,160
Less treasury stock, at cost—14,246 shares	(140)	(140)
Total shareholders’ equity	9,929	9,020

	$18,098	$18,337

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
REVENUE:
Software licenses and subscriptions	$3,116	$4,091	$9,605	$10,786
Maintenance and services	2,659	2,392	8,110	7,622
Total revenue	5,775	6,483	17,715	18,408

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	556	691	1,678	1,788
Cost of maintenance and services	1,031	922	3,328	2,937
Sales and marketing	2,156	2,515	6,344	7,000
Engineering and product development	704	750	2,290	2,243
General and administrative	1,310	1,205	3,788	3,483
Total costs and expenses	5,757	6,083	17,428	17,451

INCOME FROM OPERATIONS	18	400	287	957

Interest expense	—	—	—	(33)
Interest income and other income (expense), net	95	10	240	(9)

INCOME BEFORE INCOME TAXES	113	410	527	915
Provision for income taxes	22	28	106	75

NET INCOME	$91	$382	$421	$840

Net income per share—Basic	$0.02	$0.07	$0.07	$0.15
Net income per share—Diluted	$0.02	$0.06	$0.07	$0.14

Weighted-Average
Shares Outstanding—Basic	5,902	5,570	5,809	5,534
Weighted-Average
Shares Outstanding—Diluted	6,031	6,032	6,049	5,976

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 (In thousands)

	Nine Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$421	$840
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	633	713
Provision for doubtful accounts and sales returns	140	87
Loss on disposal of equipment	—	3
Stock-based compensation	165	92
Deferred income taxes	86	75
Changes in current assets and liabilities:
Accounts receivable	416	(559)
Inventories	7	15
Prepaid expenses and other assets	70	96
Accounts payable, accrued expenses and other liabilities	(624)	249
Deferred revenue	(321)	(41)
Cash provided by operating activities	993	1,570

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures	(219)	(116)
Proceeds from sale of equipment	1	1
Purchase of IDARS business	(425)	—
Capitalized software development costs	(132)	(43)
Other assets	5	—
Cash used in investing activities	(770)	(158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on line of credit	—	(1,000)
Proceeds from exercise of stock options	499	286
Cash provided by (used in) financing activities	499	(714)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	(117)	31

INCREASE IN CASH AND EQUIVALENTS	605	729
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	3,841	1,862
CASH AND EQUIVALENTS, END OF PERIOD	$4,446	$2,591

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$42
Income taxes paid	$23	$4

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

Revenue Recognition

The Company follows the guidance as defined by the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”) in recognizing revenue on software transactions. SOP 97-2 requires that revenue allocated to software products, specified upgrades and enhancements is recognized upon delivery of the related product, upgrades or enhancements.  Revenue allocated by vendor specific objective evidence (“VSOE”) of fair value to post-contract customer support (primarily maintenance) is recognized ratably over the term of the support, and revenue allocated by VSOE to service elements (primarily training and consulting) is recognized as the services are performed. The residual method of revenue recognition is used for multi-element arrangements when the VSOE of the fair value does not exist for one of the delivered elements. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as supported by VSOE, is deferred and subsequently recognized in accordance with relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount allocated to the undelivered elements is recognized as revenue related to the delivered elements.

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are sold directly to end-users and through value added resellers. The

Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Sales to distributors and resellers accounted for approximately 42% and 43%, respectively, of total sales for the three months ended June 30, 2008 and 2007, and 41% and 39%, respectively, of total sales for the nine months ended June 30, 2008 and 2007. Revenue from the sale of all software products (when separately sold) are generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by SOP 97-2.  The Company’s software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations on the part of the Company.

Desktop and Server Software products are generally not sold in multiple element arrangements. Enterprise Software sales are generally multiple element arrangements which include software license deliverables, professional services and post-contract customer support, which primarily consists of maintenance. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to the software license. In applying the residual method, the Company deducts from the sale proceeds the VSOE of fair value of the services and post-contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and do not involve modification or customization of the software or any other unusual acceptance clauses or terms. Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post-contract customer support services is deferred and recognized ratably over the contract period (generally one year). Such deferred amounts are recorded as part of deferred revenue in the Company’s Condensed Consolidated Balance Sheets.

The Company also sells its Enterprise Software using a subscription model. At the time a customer enters into a binding agreement to purchase a subscription, the customer is invoiced for an initial 90 day service period and an account receivable and deferred revenue are recorded.  Beginning on the date the software is installed at the customer site and available for use by the customer, and provided that all other criteria for revenue recognition are met, the deferred revenue amount is recognized ratably over the period the service is provided.  The customer is then invoiced every 90 days and revenue is recognized ratably over the period the service is provided. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The subscription renewal rate is the same as the initial subscription rate. Subscriptions can be cancelled by the customer at any time by providing 90 days prior written notice following the first year of the subscription term.

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

Stock-Based Compensation

The Company recognizes stock-based compensation expense in accordance with SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) requires all share-based awards, including grants of employee stock options, to be recognized in the financial statements based on their fair value.

Under the provisions of SFAS No. 123(R), the Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s share-based awards are accounted for as equity instruments and there have been no liability awards granted. See additional stock-based compensation disclosure in Note 5 to the Company’s Condensed Consolidated Financial Statements.

Concentration of Credit Risks and Major Customers

The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary credit terms. Two customers, Ingram Micro, Inc. and Tech Data Product Management, individually accounted for 19% and 12%, respectively, of total revenue for the three months ended June 30, 2008 and 18% and 13%, respectively, of total revenue for the three months ended June 30, 2007. Ingram Micro, Inc. and Tech Data Product Management individually accounted for 20% and 9%, respectively, of total revenue for the nine months ended June 30, 2008 and 15% and 12%, respectively, of total revenue for the nine months ended June 30, 2007. Ingram Micro, Inc. and Tech Data Product Management accounted for 15% and 18%, respectively, of outstanding gross trade receivables as of June 30, 2008 and 15% and 19%, respectively, of outstanding gross trade receivables as of September 30, 2007. The Company sells to Ingram Micro, Inc. and Tech Data Product Management under separate distribution agreements which automatically renew for successive one-year terms unless terminated. Other than these two customers, no other customer constitutes a significant portion (more than 10%) of revenue or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral before extending credit. Allowances are provided for anticipated doubtful accounts and sales returns based on management’s review of receivables, inventory and historical trends.

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred.  Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 24 to 36 months. The net amount of capitalized software development costs and purchased software was approximately $426,000 and $395,000 at June 30, 2008 and September 30, 2007, respectively. During the three and nine months ended June 30, 2008, the Company capitalized approximately $132,000 of software development costs related to new products in development.

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

Goodwill and certain trademarks are not subject to amortization and are tested annually, on May 31, for impairment or more frequently if events and circumstances indicate that the asset might be impaired. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired, but if the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, must be measured. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements and liabilities in interim and annual reporting periods subsequent to initial recognition. Prior to SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions in generally accepted accounting principles (“GAAP”). SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning October 1, 2008. In February 2008, the FASB delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The effect of adoption on the Company’s financial position and results of operations has not been determined.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for the Company beginning October 1, 2008. The Company has not decided if it will choose to measure any eligible financial assets and liabilities at fair value.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions after that time.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years or interim periods beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 also amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”), to clarify that derivative instruments are subject to SFAS 107’s concentration-of-credit risk disclosures. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early adoption is permitted, and entities are encouraged, but not required, to provide comparative disclosures for earlier periods. The adoption of SFAS 161 will not affect the Company’s consolidated financial statements or financial condition, but may require additional disclosures if the Company enters into derivative and hedging activities.

Note 2 - Acquisition

On May 3, 2006, the Company acquired certain assets and assumed certain liabilities of ClearStory Systems, Inc’s Integrated Document Archiving and Retrieval Systems (“IDARS”) business. The acquisition of IDARS was consummated pursuant to an asset purchase agreement dated March 10, 2006 among the Company and ClearStory Systems, Inc. The acquisition cost for IDARS was approximately $4,790,000, consisting of $4,349,000 in cash and direct acquisition costs of approximately $441,000. Additional acquisition costs included an 18-month earn-out payment equal to 30% of net revenues from the IDARS business excluding the first $337,500 of revenues, net of any claims. The earn-out payments were considered additional purchase price and were recorded as additional goodwill when incurred. At September 30, 2007, the Company accrued approximately $329,000 related to such earn-out payments. In accordance with the asset purchase agreement, the final earn-out payments were made in the first quarter of fiscal year 2008. Accordingly, no amounts are accrued as of June 30, 2008. Since the acquisition date, the Company made payments of approximately $1.1 million related to the IDARS earn-out arrangement.

Note 3 – Other Intangible Assets, Net

Other intangible assets, net, were comprised of the following as of June 30, 2008 and September 30, 2007:

	Weighted	June 30, 2008			September 30, 2007
	Average	Gross		Net	Gross		Net
Identified Intangible	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Asset	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
		(In thousands)

Capitalized software	2	$1,879	$1,696	$183	$1,747	$1,671	$76
Purchased software	5	700	456	244	700	381	319
Patents	20	160	30	130	160	24	136
Customer lists	10	1,790	486	1,304	1,790	337	1,453
Non-compete agreements	4	640	370	270	640	254	386
Trademark	2	21	8	13	21	—	21
Trademark	indefinite	285	—	285	285	—	285

Total		$5,475	$3,046	$2,429	$5,343	$2,667	$2,676

For the three months ended June 30, 2008 and 2007, amortization expense related to intangible assets was $128,000 and $132,000, respectively, and $379,000 and $398,000 for the nine months ended June 30, 2008 and 2007, respectively.

The estimated future amortization expense related to other intangible assets as of June 30, 2008 is as follows:

Fiscal Years Ended September 30,	(In thousands)

Remainder of fiscal 2008	$140
2009	538
2010	406
2011	195
2012	174
2013	174
Thereafter	802

Total	$2,429

Note 4 – Income Taxes

SFAS No. 109, “Accounting for Income Taxes,” requires recognition of deferred tax liabilities and deferred tax assets (and related valuation allowances, if necessary) for the excess of tax-deductible goodwill over goodwill for financial reporting purposes. The tax benefit for the excess tax-deductible goodwill is recognized when realized on the tax return. During fiscal year 2006, Datawatch acquired the business assets of IDARS that resulted in tax-deductible amortization being recognized as a deferred tax expense in fiscal years 2007 and 2008. As the goodwill is deducted for tax purposes, a deferred tax expense will be recognized each year with a corresponding deferred tax liability equal to the excess of tax amortization over the amortization for financial reporting purposes. During the three months ended June 30, 2008 and 2007, the Company recorded additional deferred tax expense of approximately $29,000 and $28,000, respectively. During the nine months ended June 30, 2008 and 2007, the Company recorded additional deferred tax expense of approximately $86,000 and $75,000, respectively. During the three and nine months ended June 30, 2008, the Company recorded provision-to-return adjustments reducing its income tax liability by approximately $13,000. Additionally, during the three and nine months ended June 30, 2008, the Company recorded approximately $6,000 and $33,000, respectively, related to estimated alternative minimum taxes and uncertain tax positions relative to foreign taxes.

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

Upon adoption of FIN 48, the Company recorded a reduction of the Company’s deferred tax asset in the amount of $690,000 and a corresponding reduction to the valuation allowance of $690,000. The Company recorded a $75,000 tax liability related to tax exposures that could result in cash payments. This amount was recorded as an increase to other long-term liabilities and an increase in the accumulated deficit on the Company’s Condensed Consolidated Balance Sheets. The Company also increased this liability by $6,000 during each of the three months ended December 31, 2007, March 31, 2008 and June 30, 2008. It does not expect this liability to change significantly during the next twelve months. The Company has not accrued any interest and penalties associated with this liability. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its Consolidated Statements of Operations.

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

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such jurisdictions as the United Kingdom, Germany, France, Australia, and the United States, and as a result, files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The fiscal years ended September 30, 2005 through September 30, 2007 are generally still open to examination in the jurisdictions listed above.

Note 5 – Shareholders’ Equity

Stock-based compensation expense for the three months ended June 30, 2008 and 2007 was $59,000 and $35,000, respectively, and $165,000 and $92,000 for the nine months ended June 30, 2008 and 2007, respectively, as included in the following expense categories:

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
	(In thousands)

Sales and marketing	$14	$13	$53	$36
Engineering and product development	4	3	12	8
General and administrative	41	19	100	48
	$59	$35	$165	$92

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

Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield and exercise price. No options were granted under the stock option plans for the three months ended June 30, 2008. The weighted-average fair value of the options granted under the stock option plans for the three months ended June 30, 2007 was $2.84.  The weighted-average fair values of the options granted under the stock option plans for the nine months ended June 30, 2008 and 2007 were $3.29 and $1.75, respectively. No options were exercised during the three months ended June 30, 2008. The total intrinsic value of options exercised during the three months ended June 30, 2007 was approximately $179,000. The total intrinsic value of options exercised during the nine months ended June 30, 2008 and 2007 was approximately $1.1 million and $186,000, respectively. As of June 30, 2008, there was $363,000 of total unrecognized compensation cost related to nonvested stock option arrangements, which is expected to be recognized over a weighted-average period of 2.1 years.

Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The table below indicates the key assumptions used in the option valuation calculations for options granted in the nine months ended June 30, 2008 and 2007:

	2008	2007
Expected life	5 years	5 years
Expected volatility	72.79% - 73.26%	75.88% - 83.34%
Weighted-average volatility	72.84%	77.63%
Risk free interest rate	2.87% - 4.03%	4.48% - 4.99%
Dividend yield	0.0%	0.0%

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

The following table summarizes information about the Company’s stock option plans for the nine months ended June 30, 2008.

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value $(000)

Outstanding, October 1, 2007	809,543	$2.55

Granted	88,000	5.27
Canceled	(31,003)	5.23
Exercised	(265,934)	1.88
Outstanding, June 30, 2008	600,606	$3.11	5.30	$ 227

Vested or expected to vest, June 30, 2008	585,912	$3.08	5.04	$ 226

Exercisable, June 30, 2008	453,662	$2.76	4.83	$ 220

Restricted Stock Units

The Company periodically grants awards of restricted stock units (“RSU”) to each of its non-employee Directors on a discretionary basis pursuant to its 2006 Equity Compensation and Incentive Plan. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at June 30, 2008 was 28,330. Each RSU vests at the rate of 33.33% on each of the first through third anniversaries of the grant date with final vesting of the most recent grants scheduled to occur in March 2011. The fair value related to the RSUs was calculated based on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to general and administrative expense. The fair value of the RSUs granted in the nine months ended June 30, 2008 and 2007, respectively, was approximately $62,000 (or $3.53 fair value per share) and $38,000 (or $3.02 fair value per share). The Company recorded compensation expense related to RSUs of approximately $10,000 and $3,000 for the three months ended June 30, 2008 and 2007, respectively, and $19,000 and $4,000 for the nine months ended June 30, 2008 and 2007, respectively. These amounts are included in the total stock-based compensation expense disclosed above. As of June 30, 2008, there was $87,000 of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.4 years.

Note 6 - Comprehensive Income

The following table sets forth the reconciliation of net income to comprehensive income:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Net income	$91	$382	$421	$840
Other comprehensive (loss) income:
Foreign currency translation adjustments	(77)	19	(101)	(53)

Comprehensive income	$14	$401	$320	$787

Accumulated other comprehensive (loss) income reported in the condensed consolidated balance sheets consists solely of foreign currency translation adjustments.

Note 7 - Basic and Diluted Net Income Per Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the impact, when dilutive, of the exercise of stock options and RSUs using the treasury stock method.

Potentially dilutive common stock options aggregating 280,810 and 82,024 shares for the three months ended June 30, 2008 and 2007, respectively, and 203,134 and 258,663 shares for the nine months ended June 30, 2008 and 2007, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive. Potentially dilutive restricted stock units aggregating 20,000 shares for the three months ended June 30, 2008 and 2,500 shares for the nine months ended June 30, 2008 have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive. No potentially dilutive restricted stock units have been excluded from the computation of diluted net income per share for either the three or nine months ended June 30, 2007.

Note 8 - Commitments and Contingencies

As a result of the acquisition of certain assets of the IDARS business on May 3, 2006 (see Note 2), the Company is required to make payments equal to 30% of net revenues from the IDARS business, excluding the first $337,500 of this revenue, covering the 18 month earn-out period from May 3, 2006 until November 3, 2007. In accordance with the purchase and sale agreement, payments commenced during the Company’s third quarter of fiscal year 2007 and the final payment was made in the first quarter of fiscal year 2008.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product until September 30, 2010. The Company expensed approximately $3,000 and $5,000 for the three months ended June 30, 2008 and 2007, respectively, and $4,000 and $14,000 for the nine months ended June 30, 2008 and 2007, respectively.

From time to time, the Company is subject to other claims and may be party to other actions that arise in the normal course of business. The Company does not believe the eventual outcome of any pending matters will have a material effect on the Company’s consolidated financial condition or results of operations.

Note 9 - Segment Information

The Company has determined that it has only one reportable segment. The Company’s chief operating decision maker, who is determined to be the Chief Executive Officer, does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and operating results.

The following table presents information about the Company’s revenue by product lines:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch|RMS, Datawatch|ES, Datawatch|Researcher, Visual|Insight, iMergence and VorteXML)	67%	70%	67%	66%
Content Management Solutions (including Datawatch|BDS and Datawatch|MailManager)	16%	13%	15%	14%
Business Service Management and Workflow Solutions (including Visual|QSM and Visual|HD)	17%	17%	18%	20%

Total	100%	100%	100%	100%

The Company conducts operations in the U.S. and internationally (principally in the United Kingdom). The following table presents information about the Company’s geographic operations:

		International
		(Principally	Intercompany
	Domestic	U.K.)	Eliminations	Total
	(In thousands)

Total Revenue
Three months ended June 30, 2008	$4,360	$1,755	$(340)	$5,775
Three months ended June 30, 2007	$5,022	$1,677	$(216)	$6,483

Nine months ended June 30, 2008	$13,276	$5,471	$(1,032)	$17,715
Nine months ended June 30, 2007	$13,121	$6,098	$(811)	$18,408

Total Operating Income (Loss)
Three months ended June 30, 2008	$(65)	$83	$—	$18
Three months ended June 30, 2007	$396	$4	$—	$400

Nine months ended June 30, 2008	$344	$(57)	$—	$287
Nine months ended June 30, 2007	$208	$749	$—	$957

Non-current Assets
At June 30, 2008	$9,441	$111	$—	$9,552
At September 30, 2007	$9,632	$115	$—	$9,747

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

Datawatch is engaged in the design, development, manufacture, marketing, and support of business computer software primarily for the Enterprise Information Management market which incorporates business intelligence, enterprise content management and business service management and workflow solutions to allow organizations to access and analyze information in a more meaningful fashion.

The Company’s principal products are Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch|RMS, Datawatch|ES, Datawatch|Researcher, Visual|Insight, iMergence and VorteXML), Content Management Solutions (including Datawatch|BDS, Datawatch|BDS Workflow and Datawatch|MailManager) and Business Service Management and Workflow Solutions (including Visual|QSM and Visual|HD). Included in the above categories are: Monarch, a desktop report mining and business intelligence application that lets users extract and manipulate data from ASCII report files, PDF files or HTML files produced on any mainframe, midrange, client/server or PC system; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; Monarch|RMS, a web-based report mining and analysis solution that integrates with any existing Enterprise Report Management (“ERM”) document or content management archiving solution; Datawatch|ES, an enterprise business intelligence system that provides web-enabled report management, mining and distribution as well as data analysis and MS Excel integration; Datawatch|Researcher, a development platform for building performance management, content and data aggregation and workflow solutions; Visual|Insight, a performance management solution that provides web-based knowledge management and Key Performance Indicator (“KPI”) reporting; iMergence, an enterprise report mining system; VorteXML, a data transformation product for the emerging XML market that easily and quickly converts structured text output from any system into valid XML for web services and more using any DTD or XDR schema without programming; Datawatch|BDS, a system for high-volume document capture, archiving, and online presentation; Datawatch|BDS Workflow, a web-enabled enterprise business process management solution that provides highly effective processing of document intensive business transactions; Datawatch|MailManager, a highly scalable email management solution that provides complete lifecycle, compliance and storage management for Microsoft Exchange environments; Visual|QSM, a fully internet-enabled IT service management solution that incorporates workflow and network management capabilities and provides web access to multiple databases via a standard browser; and Visual|Help Desk or Visual|HD, a web-based help desk and call center solution operating on the IBM Lotus Domino platform.

On May 3, 2006, the Company acquired certain assets and assumed certain liabilities of ClearStory Systems, Inc.’s Integrated Document Archiving and Retrieval Systems (“IDARS”) business in exchange for $4,349,000 in cash and incurred $441,000 in direct costs. In accordance with the purchase and sale agreement, payments equal to 30% of revenue for a period of eighteen months from the closing date (May 3, 2006) of the Datawatch|BDS product, excluding the first $337,500 of revenue, net of any claims, commenced during the Company’s third and fourth quarters of fiscal year 2007 and the final payments were made in the first quarter of fiscal year 2008. These amounts were recorded as goodwill as additional purchase price, as incurred or accrued. At September 30, 2007, the Company had accrued approximately $329,000 related to future earn out payments. The final earn-out payments were made in the first quarter of fiscal 2008 and, accordingly, no amounts are accrued at June 30, 2008. Since the acquisition date, the Company made payments of approximately $1.1 million related to the IDARS earn-out arrangement. The activities of the IDARS business from May 3, 2006 are included in the Company’s condensed consolidated financial statements. See Note 2 to the Condensed Consolidated Financial Statements for more detailed financial information on the acquisition of the IDARS business.

The Company offers its enterprise products through perpetual licenses and subscription pricing models. Subscriptions automatically renew unless terminated with 90 days notice following the first year of the subscription term. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The subscription renewal rate is the same as the initial subscription rate. During the three and nine months ended June 30, 2008 and 2007, revenues under the subscription model were not significant.

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

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are sold directly to end-users and through the use of value added resellers. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Sales to distributors and resellers accounted for approximately 42% and 43%, respectively, of total sales for the three months ended June 30, 2008 and 2007, and 41% and 39%, respectively, for the nine months ended June 30, 2008 and 2007. Revenue from the license of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by Statement of Position No. 97-2, “Software Revenue Recognition.” The Company’s software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations of the Company.

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

The Company also sells its Enterprise Software using a subscription model. At the time a customer enters into a binding agreement to purchase a subscription, the customer is invoiced for an initial 90 day service period and an account receivable and deferred revenue are recorded. Beginning on the date the software is installed at the customer site and available for use by the customer, and provided that all other criteria for revenue recognition are met, the deferred revenue amount is recognized ratably over the period the service is provided. The customer is then invoiced every 90 days and, in accordance with SOP 97-2, revenue is recognized ratably over the period the service is provided. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The subscription renewal rate is the same as the initial subscription rate. Subscriptions can be cancelled by the customer at any time by providing 90 days written notice following the first year of the subscription term.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, and VorteXML licensed directly to end-users, include a guarantee under which such customers may return products within 30 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in Statement of Financial Accounting Standards No. 48, “Revenue Recognition when Right of Return Exists” (“SFAS No. 48”). Revenue from the license of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by the Company. The Company’s returns reserves were $250,000 and $80,000 as of June 30, 2008 and September 30, 2007, respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the collectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on the Company’s financial position and results of operations. The Company’s allowance for doubtful accounts was $192,000 and $223,000 as of June 30, 2008 and September 30, 2007, respectively.

Income Taxes

The Company has deferred tax assets related to net operating loss carryforwards and tax credits that expire at different times through and until 2026. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. Management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance, previously provided against the deferred tax assets, continues to be provided. Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in the Company concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes. Total domestic net deferred tax assets subject to a valuation allowance was approximately $4.7 million as of June 30, 2008.

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

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred.  Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 24 to 36 months. The Company’s capitalized software was approximately $426,000 and $395,000 at June 30, 2008 and September 30, 2007, respectively. During the three and nine months ended June 30, 2008, the Company capitalized approximately $132,000 of software development costs related to new products in development.

Goodwill, Other Intangible Assets and Other Long-Lived Assets

The Company performs an evaluation of whether goodwill is impaired annually or when events occur or circumstances change that would more likely than not reduce the fair value of the applicable reporting unit below its carrying amount. The annual impairment analysis is performed as of May 31 each fiscal year. Fair value is determined using market comparables for similar businesses, current market valuations of the Company’s common stock, or forecasts of discounted future cash flows. The Company also reviews other intangible assets and other long-lived assets when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Should the fair value of the Company’s long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary.

Accounting for Stock-Based Compensation

The Company recognizes stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) requires all share-based awards, including grants of employee stock options, to be recognized in the financial statements based on their fair value.

Under the provisions of SFAS No. 123(R), the Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. For the three months ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense of approximately $59,000 and $35,000, respectively. For the nine months ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense of approximately $165,000 and $92,000, respectively. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

The Company uses an expected stock-price volatility assumption that represents historical volatilities of the underlying stock which are obtained from public data sources. The Company believes this approach results in a reasonable estimate of volatility.  For stock option grants issued during the nine months ended June 30, 2008, the Company used an expected stock-price volatility of 73% based upon the historical volatility at the time of issuance.

With regard to the weighted-average option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate historical exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect. For stock option grants issued during the nine months ended June 30, 2008, the Company used an expected option life assumption of 5 years.

With regard to the forfeiture rate assumption, the Company reviews historical voluntary turnover rates. For stock option grants issued during the nine months ended June 30, 2008, the Company used an annual estimated forfeiture rate of 10%. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUE:
Software licenses and subscriptions	54.0%	63.1%	54.2%	58.6%
Maintenance and services	46.0%	36.9%	45.8%	41.4%
Total Revenue	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	9.6%	10.7%	9.5%	9.7%
Cost of maintenance and services	17.9%	14.2%	18.8%	16.0%
Sales and marketing	37.3%	38.8%	35.8%	38.0%
Engineering and product development	12.2%	11.6%	12.9%	12.2%
General and administrative	22.7%	18.5%	21.4%	18.9%
Total costs and expenses	99.7%	93.8%	98.4%	94.8%
INCOME FROM OPERATIONS	0.3%	6.2%	1.6%	5.2%
Interest expense	—	—	—	(0.2%)
Interest income and other income (expense), net	1.7%	0.1%	1.4%	—
INCOME BEFORE INCOME TAXES	2.0%	6.3%	3.0%	5.0%
Provision for income taxes	0.4%	0.4%	0.6%	0.4%
NET INCOME	1.6%	5.9%	2.4%	4.6%

Three months ended June 30, 2008 Compared to Three months ended June 30, 2007

Total Revenues

The following table presents total revenue, total revenue decrease and percentage change in total revenue for the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30,		Increase	Percentage
	2008	2007	(Decrease)	Change
	(In thousands)

Software licenses and subscriptions	$3,116	$4,091	$(975)	-23.8%
Maintenance and services	2,659	2,392	267	11.2%

Total revenue	$5,775	$6,483	$(708)	-10.9%

Software license and subscriptions revenue for the three months ended June 30, 2008 was $3,116,000 or approximately 54% of total revenue, as compared to $4,091,000 or approximately 63% of total revenue for the three months ended June 30, 2007. This represents a decrease of $975,000 or approximately 24% from the third quarter of fiscal 2007 to the third quarter of fiscal 2008. The overall net decrease in software license and subscription revenue for the three months ended June 30, 2008 consists of a $975,000 decrease in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch|RMS, Datawatch|ES, Datawatch|Researcher, Visual|Insight, iMergence and VorteXML products) and a $17,000 decrease in Content Management Solutions (including Datawatch|BDS and Datawatch|MailManager products) which was partially offset by a $17,000 increase in revenue from the Company’s Service Management and Workflow Solutions (including Visual|QSM and Visual|HD products). The decrease in Business Intelligence Solutions is primarily due to decreased Monarch license sales as compared to the three months ended June 30, 2007. Sales from the Company’s Monarch product were significantly higher during the third quarter of fiscal 2007 due to the release of upgrade version 9.0 in February 2007.

Maintenance and services revenue for the three months ended June 30, 2008 was $2,659,000 or approximately 46% of total revenue, as compared to $2,392,000 or approximately 37% of total revenue for the three months ended June 30, 2007. This represents an increase of $267,000 or approximately 11% from the third quarter of fiscal 2007 to the third quarter of fiscal 2008. The overall increase in maintenance and services revenue consists of a $235,000 increase in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch|RMS, Datawatch|ES, Datawatch|Researcher, Visual|Insight, iMergence and VorteXML products) and a $133,000 increase in Content Management Solutions (including Datawatch|BDS and Datawatch|MailManager products) which were partially offset by a $101,000 decrease in Business Service Management and Workflow Solutions (including Visual|QSM and Visual|HD products). Maintenance and services revenue for the Business Intelligence Solutions product line increased due to higher maintenance revenue of $146,000 as well as increased professional services revenue of $89,000. Maintenance and services revenue for the Content Management Solutions product line increased due to an increase in maintenance revenue of $80,000 and higher professional services revenue of $53,000. Maintenance and services revenue for the Business Service Management and Workflow Solutions product line decreased due to lower professional services of $95,000 and a slight reduction in maintenance revenue of $6,000.

Costs and Operating Expenses

The following table presents costs and operating expenses, increase/(decrease) in costs and operating expenses and percentage changes in costs and operating expenses for the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30,		Increase	Percentage
	2008	2007	(Decrease)	Change
	(In thousands)

Cost of software licenses and subscriptions	$556	$691	$(135)	-19.5%
Cost of maintenance and services	1,031	922	109	11.8%
Sales and marketing	2,156	2,515	(359)	-14.3%
Engineering and product development	704	750	(46)	-6.1%
General and administrative	1,310	1,205	105	8.7%

Total costs and operating expenses	$5,757	$6,083	$(326)	-5.4%

Cost of software licenses and subscriptions for the three months ended June 30, 2008 was $556,000 or approximately 18% of software license and subscription revenue, as compared to $691,000 or approximately 17% of software license and subscription revenue for the three months ended June 30, 2007. The decrease in cost of software licenses and subscriptions of $135,000 is primarily due to lower royalty costs associated with lower sales of Monarch during the three months ended June 30, 2008. As previously described, sales of the Company’s Monarch product were significantly higher during the third quarter of fiscal 2007 due to the release of upgrade version 9.0 in February 2007. Additionally, the decrease in cost of software licenses and subscription revenue was partially attributable to lower amortization expense of acquired and capitalized software costs due to various capitalized software projects which became fully amortized in fiscal 2007.

Cost of maintenance and services for the three months ended June 30, 2008 was $1,031,000 or approximately 39% of maintenance and services revenue, as compared to $922,000 or approximately 39% of maintenance and services revenue for the three months ended June 30, 2007. The increase in the total cost of maintenance and services of $109,000 is primarily due to higher employee-related costs due to increased headcount and higher incentive compensation costs attributable to increased services revenue as compared to the same period last year.

Sales and marketing expenses for the three months ended June 30, 2008 were $2,156,000, or 37% of total revenues as compared to $2,515,000 or 39% of total revenues for the three months ended June 30, 2007. The decrease in sales and marketing expenses of $359,000, or approximately 14%, is attributable to lower external consulting costs, a reduction in travel related costs and lower wages attributable to lower headcount as compared to the same period last year.

Engineering and product development expenses for the three months ended June 30, 2008 were $704,000, or 12% of total revenues as compared to $750,000, or 12% of total revenues for the three months ended June 30, 2007. The decrease in engineering and product development expenses of $46,000, or approximately 6%, is primarily attributable to a higher percentage of external consulting resources allocated to development activities surrounding two new product offerings which will be released in the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009. Additionally, the decrease in engineering and product development expenses is partially attributable to lower employee-related costs due to lower headcount as compared to the same period last year.

General and administrative expenses for the three months ended June 30, 2008 were $1,310,000, or 23% of total revenues as compared to $1,205,000, or 19% of total revenues for the three months ended June 30, 2007. The increase in general and administrative expenses of $105,000, or 9%, is primarily attributable to higher accounting and auditing fees, compliance costs associated with the Sarbanes-Oxley Act and fees associated with other consulting services performed during the period.

Interest income and other income (expense) includes the following components: interest income, gains or (losses) on foreign currency transactions and a gain on the dissolution of the Company’s French subsidiary (Datawatch France SARL). Interest income for the three months ended June 30, 2008 was $33,000 as compared to $11,000 for the three months ended June 30, 2007. The increase in interest income was the result of higher cash balances held in interest-bearing accounts. Gain (loss) on foreign currency transactions for the three months ended June 30, 2008 was a gain of $5,000 as compared to a loss of $1,000 for the three months ended June 30, 2007. Additionally, during the three months ended June 30, 2008, there was a gain of $57,000 recorded upon the dissolution of Datawatch France SARL.

Income taxes for the three months ended June 30, 2008 were $22,000 as compared to $28,000 for the three months ended June 30, 2007. Income tax expense in both periods primarily represents additional deferred tax expense related to the tax-deductible goodwill generated by the Company’s acquisition of the business assets of IDARS. The goodwill resulting from this transaction is deductible for tax purposes and a deferred tax expense will be recognized for financial reporting purposes equal to the tax rate on the excess of tax amortization over the amortization for financial reporting purposes, which is zero unless there is an impairment. Additionally, for the three months ended June 30, 2008, the Company recorded provision-to-return adjustments, estimated alternative minimum taxes and a provision for uncertain tax positions relative to foreign taxes, the net effect of which was a reduction in the Company’s income tax liability of approximately $7,000.

Net income for the three months ended June 30, 2008 was $91,000 as compared to net income of $382,000 for the three months ended June 30, 2007.

Nine months ended June 30, 2008 Compared to Nine months ended June 30, 2007

Total Revenues

The following table presents total revenue, total revenue increase (decrease) and percentage change in total revenue for the nine months ended June 30, 2008 and 2007:

	Nine Months Ended
	June 30,		Increase	Percentage
	2008	2007	(Decrease)	Change
	(In thousands)

Software licenses and subscriptions	$9,605	$10,786	$(1,181)	-10.9%
Maintenance and services	8,110	7,622	488	6.4%

Total revenue	$17,715	$18,408	$(693)	-3.8%

Software license and subscriptions revenue for the nine months ended June 30, 2008 was $9,605,000 or approximately 54% of total revenue, as compared to $10,786,000 or approximately 59% of total revenue for the nine months ended June 30, 2007.  This represents a decrease of $1,181,000, or approximately 11%, from the nine months of fiscal 2007 to the nine months of fiscal 2008. The overall net decrease in software license and subscription revenue for the nine months ended June 30, 2008 consists of a $723,000 decrease in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch|RMS, Datawatch|ES, Datawatch|Researcher, Visual|Insight, iMergence and VorteXML products), a $352,000 decrease in Business Service Management and Workflow Solutions (including Visual|QSM and Visual|HD products) and a $106,000 decrease in Content Management Solutions (including Datawatch|BDS and Datawatch|MailManager products). The decrease in Business Intelligence Solutions is primarily due to a reduction in Monarch sales during the current fiscal year.  As previously mentioned, the Company introduced version 9 of its Monarch product in February 2007 which resulted in significantly higher upgrade sales during the second and third quarters of fiscal 2007. The decrease in Business Service Management and Workflow Solutions relates primarily to a decrease in Visual|QSM license sales internationally as compared to the same period in fiscal 2007.

Maintenance and services revenue for the nine months ended June 30, 2008 was $8,110,000 or approximately 46% of total revenue, as compared to $7,622,000 or approximately 41% of total revenue for the nine months ended June 30, 2007. This represents an increase of $488,000, or approximately 6%, from the first nine months of fiscal 2007 to the first nine months of fiscal 2008. The increase in maintenance and services revenue consists of a $413,000 increase in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch|RMS, Datawatch|ES, Datawatch|Researcher, Visual|Insight, iMergence and VorteXML products) and a $370,000 increase in Content Management Solutions (including Datawatch|BDS and Datawatch|MailManager products) which were partially offset by a $295,000 decrease in Business Service Management and Workflow Solutions (including Visual|QSM and Visual|HD products). Maintenance and services revenue for the Business Intelligence Solutions product line increased due to higher maintenance revenue of $417,000 which was partially offset by lower professional services of $4,000. Maintenance and services revenue for the Content Management Solutions product line increased due to higher maintenance revenue of $285,000 and higher professional services of $85,000. Maintenance and services revenue for the Business Service Management and Workflow Solutions product line decreased due to a reduction in maintenance revenue of $133,000 and lower professional services of $162,000.

Costs and Operating Expenses

The following table presents costs and operating expenses, increase (decrease) in costs and operating expenses and percentage changes in costs and operating expenses growth for the nine months ended June 30, 2008 and 2007:

	Nine Months Ended
	June 30,		Increase	Percentage
	2008	2007	(Decrease)	Change
	(In thousands)

Cost of software licenses and subscriptions	$1,678	$1,788	$(110)	-6.2%
Cost of maintenance and services	3,328	2,937	391	13.3%
Sales and marketing	6,344	7,000	(656)	-9.4%
Engineering and product development	2,290	2,243	47	2.1%
General and administrative	3,788	3,483	305	8.8%

Total costs and operating expenses	$17,428	$17,451	$(23)	-0.1%

Cost of software licenses and subscriptions for the nine months ended June 30, 2008 was $1,678,000 or approximately 17% of software license and subscription revenue, as compared to $1,788,000 or approximately 17% of software license and subscription revenues for the nine months ended June 30, 2007. The decrease in cost of software licenses and subscriptions of $110,000 is primarily due to reduced amortization expenses of capitalized and acquired software costs due to various capitalized software projects which became fully amortized in fiscal 2007.

Cost of maintenance and services for the nine months ended June 30, 2008 was $3,328,000 or approximately 41% of maintenance and service revenue, as compared to $2,937,000 or approximately 39% of maintenance and services revenue for the nine months ended June 30, 2007. The increase in cost of maintenance and services of $391,000 is primarily due to higher employee and travel-related expenses and increased international consulting costs.

Sales and marketing expenses for the nine months ended June 30, 2008 were $6,344,000, or 36% of total revenues as compared to $7,000,000, or 38% of total revenues for the nine months ended June 30, 2007. The decrease in sales and marketing expenses of $656,000, or 9%, is primarily attributable to cost savings resulting from the Company’s restructuring plan which was initiated and completed during the first quarter of fiscal year 2007. Additionally, the Company incurred fewer consulting and travel related expenses during the nine months ended June 30, 2008 as compared to the previous period.

Engineering and product development expenses for the nine months ended June 30, 2008 were $2,290,000, or 13% of total revenues as compared to $2,243,000, or 12% of total revenues, for the nine months ended June 30, 2007. The increase in engineering and product development expenses of $47,000, or 2%, is primarily attributable to higher use of external development consultants and employee-related costs.

General and administrative expenses for the nine months ended June 30, 2008 were $3,788,000, or 21% of total revenues, as compared to $3,483,000, or 19% of total revenues, for the nine months ended June 30, 2007. The increase in general and administrative expenses of $305,000, or 9%, is primarily attributable to higher accounting and auditing fees, compliance costs associated with the Sarbanes-Oxley Act and increased travel and employee-related costs.

Interest expense for the nine months ended June 30, 2007 was $33,000 which resulted from the Company’s $1 million borrowing under its line of credit in the third quarter of fiscal 2006. There was no interest expense for the nine months ended June 30, 2008 as the Company elected to repay its outstanding balance under its line of credit in the second quarter of fiscal 2007.

Interest income and other income (expense) includes the following components: interest income, gains or (losses) on foreign currency transactions and a gain on the dissolution of the Company’s French subsidiary (Datawatch France SARL). Interest income for the nine months ended June 30, 2008 was $104,000 as compared to $19,000 for the nine months ended June 30, 2007. The increase in interest income was the result of higher cash balances held in interest-bearing accounts. Gain (loss) on foreign currency transactions for the nine months ended June 30, 2008 was a gain of $79,000 as compared to a loss of $28,000 for the nine months ended June 30, 2007. Additionally, during the nine months ended June 30, 2008, there was a gain of $57,000 recorded upon the dissolution of Datawatch France SARL.

Income taxes for the nine months ended June 30, 2008 were $106,000 as compared to $75,000 for the nine months ended June 30, 2007. Income tax expense for both periods includes additional deferred tax expense related to the tax-deductible goodwill generated by the Company’s acquisition of the business assets of IDARS. The goodwill resulting from this transaction is deductible for tax purposes and a deferred tax expense will be recognized for financial reporting purposes equal to the tax rate on the excess of tax amortization over the amortization for financial reporting purposes, which is zero unless there is an impairment. The increase in income taxes of $31,000 is a result of additional deferred tax expense related to the earn-out provisions of the IDARS acquisition, provision-to-return adjustments, additional estimated alternative minimum taxes in the U.S. and uncertain tax positions relative to foreign taxes.

Net income for the nine months ended June 30, 2008 was $421,000 as compared to net income of $840,000 for the nine months ended June 30, 2007.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire through 2011. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses.  Rental expense for all operating leases was approximately $98,000 and $131,000 for the three months ended June 30, 2008 and 2007, respectively, and $347,000 and $390,000 for the nine months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, contractual obligations include minimum rental commitments under non-cancelable operating leases as follows:

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating Lease
Obligations	$773	$362	$411	$—	$—

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $452,000 and $550,000, respectively, for the three months ended June 30, 2008 and 2007, and $1,346,000 and $1,326,000 for the nine months ended June 30, 2008 and 2007, respectively. The Company is not obligated to pay any minimum amounts for royalties.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch|Researcher product until September 30, 2010. The Company expensed approximately $3,000 and $5,000 for the three months ended June 30, 2008 and 2007, respectively, and $4,000 and $14,000 for the nine months ended June 30, 2008 and 2007, respectively.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of June 30, 2008.

The Company is required by the sublease agreement related to its Chelmsford, Massachusetts facility to provide a letter of credit in the amount of approximately $125,000 as a security deposit to the landlord of amounts due under the lease. Cash on deposit providing security in the amount of this letter of credit is classified as restricted cash in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2008 and September 30, 2007.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2008.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in, among other things, bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2008.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At June 30, 2008, the Company had $4,446,000 of cash and equivalents, an increase of $605,000 from September 30, 2007.

At June 30, 2008, the Company had working capital of $967,000 as compared to a working capital deficit of $279,000 at September 30, 2007. The Company expects cash flows from operations to remain positive as it anticipates continued profitability during the fiscal year ended September 30, 2008. However, if the Company’s cash flow from operations were to decline significantly, it may need to consider further reductions to its operating expenses. The Company does not anticipate additional cash requirements to fund significant growth or the acquisition of complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements.

The Company had net income of approximately $421,000 for the nine months ended June 30, 2008 as compared to net income of approximately $840,000 for the nine months ended June 30, 2007. During the nine months ended June 30, 2008 and 2007, approximately $993,000 and $1.6 million, respectively, of cash was provided by the Company’s operations.  During the nine months ended June 30, 2008, the main source of cash from operations was net income adjusted for depreciation and amortization as well as a decrease in accounts receivable offset by a decrease in accounts payable, accrued expenses and other.

Net cash used in investing activities for the nine months ended June 30, 2008 of $770,000 is primarily related to earn-out payments associated with the Company’s IDARS acquisition, the purchase of property and equipment and capitalized software development costs.

Net cash provided by financing activities for the nine months ended June 30, 2008 of $499,000 is related to proceeds from the exercise of stock options.

On May 3, 2006, the Company acquired certain assets of ClearStory Systems, Inc’s. Integrated Document Archiving and Retrieval Systems (“IDARS”) business. The acquisition of IDARS was consummated pursuant to an asset purchase agreement dated as of March 10, 2006 among the Company and Clearstory Systems, Inc. The purchase agreement includes a provision for payments over an 18 month period equal to 30% of net revenues from the IDARS business, excluding the first $337,500 of revenues, net of any claims. The earn-out payments are considered additional purchase price and were recorded as additional goodwill as incurred. At September 30, 2007, the Company had accrued approximately $329,000 related to such earn-out payments. In accordance with the asset purchase agreement, payments commenced during the Company’s third and fourth quarters of fiscal year 2007 and the final payments were made in the first quarter of fiscal year 2008. Accordingly, no amounts are accrued as of June 30, 2008.

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

An existing agreement between Datawatch and Math Strategies grants the Company exclusive worldwide rights to use and distribute certain intellectual property owned by Math Strategies and incorporated by the Company in its Monarch, Monarch Data Pump, VorteXML and certain other products. On April 29, 2004, the Company entered into a two year Option Purchase Agreement with Math Strategies giving the Company the option to purchase these intellectual property rights for $8 million (“Option Purchase Agreement”). In February 2006, the Company entered into an amendment to the original license agreement with Math Strategies dated January 19, 1989.  Pursuant to the amendment, the term of the license agreement was extended to April 30, 2015. Contemporaneous with the license amendment, the Company also entered into an amendment to the Option Purchase Agreement. After amending this agreement, the option has been extended to April 30, 2015. The option purchase amendment changes the purchase price for the option to a formula price based on a multiple of the aggregate royalties paid to Math Strategies by the Company for the four fiscal quarters preceding the exercise of the option. This option, if exercised, would provide the Company with increased flexibility to utilize the purchased technology in the future.

Management believes that the Company’s current operations have not been materially impacted by the effects of inflation.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At June 30, 2008, the Company did not participate in any derivative financial instruments or commodity instruments. The Company holds no investment securities that possess significant market risk.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The principal executive officer and principal financial officer, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a−15(e) and 15d−15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

 (b) Changes in Internal Controls.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is occasionally involved in legal proceedings and other claims arising out of its operations in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2008.

DATAWATCH CORPORATION

/s/ Kenneth P. Bero
Kenneth P. Bero
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Murray P. Fish
Murray P. Fish
Chief Financial Officer
(Principal Financial Officer)