Form 10-K
period 2008-09-30
DATAWATCH CORP
filed 2008-12-24
CIK 792130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-19960

DATAWATCH CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	02-0405716
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes ☐   No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on March 31, 2008, the last business day of the Company’s most recently completed second fiscal quarter, as reported by the NASDAQ Capital Market was $15,860,548.

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of December 22, 2008 was 5,914,358.

Documents Incorporated By Reference

Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2008.  Portions of such Proxy Statement are incorporated by reference in Part III of this report.

DATAWATCH CORPORATION
ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Item 1.  BUSINESS

GENERAL

Datawatch Corporation (the “Company” or “Datawatch”), a leader in Enterprise Information Management (“EIM”), helps companies make better decisions and solve business problems by simplifying access to information. Datawatch transforms the massive amounts of data and documents generated inside or outside a company into actionable business intelligence, without any changes needed to existing systems. Datawatch customers benefit from the right information, in the right context, at the right time. More than 35,000 organizations worldwide rely on Datawatch products including its market-leading Monarch report and data mining solutions. Founded in 1985, Datawatch is based in Chelmsford, Massachusetts with offices in London, Sydney and Manila.

The Company offers its enterprise products through both the sale of perpetual licenses as well as through a subscription pricing model that allows customers to begin using the Company’s products at a lower initial cost of software acquisition. Subscription terms typically run 12 months or 24 months and automatically renew unless terminated with 90 days notice following the first year of the subscription term. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades.

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

PRODUCTS

Monarch – Datawatch is best known for its market-leading desktop report mining and business intelligence application called Monarch. More than 450,000 copies of Monarch have been licensed, with localized versions in English, French and German. Monarch transforms structured text files (reports, statements, etc.) into a live database that users can sort, filter, summarize, graph and export to other applications such as Microsoft Corporation’s Excel or Access.  Monarch Professional Edition lets users extract and work with data in PDF and HTML files, databases, spreadsheets and Open Data Base Connectivity sources as well as reports.  The Monarch product line represented approximately 51% of total revenues for the fiscal year 2008.

Monarch Data Pump – Monarch Data Pump provides powerful information delivery and data extract, transform and load capabilities in one automated solution, without programming. Combining Datawatch’s Monarch Report Mining/Data Mining engine with the Microsoft.NET framework, Monarch Data Pump delivers a highly scalable and easily administered solution to acquire, combine, and monitor customized data, and deliver that data in a wide variety of formats, on an automatic, scheduled basis. Monarch Data Pump Professional Edition adds high-volume data production, remote web administration, a web service interface and tight integration with Microsoft SharePoint and Microsoft SQL Server 2005 Integration Services.

Monarch BI Server – Monarch BI Server is an out-of-the-box web-based Business Intelligence (“BI”) solution developed specifically for small to medium size businesses and individual departments of large businesses. By transforming reports and other business documents stored in a central report warehouse on demand into browser-based tables, summaries and charts or Excel spreadsheets, Monarch BI Server allows organizations to fully leverage their investments in existing reporting output and processes. Monarch BI Server delivers BI without data marts or programming, little or no need for end user training and with minimal support and administration requirements.

Monarch RMS – Monarch RMS (Report Mining Server) is a web-based report mining and analysis solution that integrates with any existing Enterprise Record Management document or content management archiving solution including Datawatch BDS, IBM Content Manager OnDemand and Hyland OnBase. Monarch RMS opens up the corporate data locked in stored, static reports, enabling dynamic business-driven analysis of information in users’ web browsers or favorite productivity tools with no programming.

Datawatch ES – Datawatch ES is an enterprise Business Intelligence system that provides web-enabled report management, mining and distribution as well as data analysis and MS Excel integration, at a fraction of the complexity and cost of traditional BI solutions. Datawatch ES allows organizations to quickly and easily deliver business intelligence and decision support, derived from existing reporting systems and other database sources, with no new programming or report writing. Datawatch ES automatically stores report data in an enterprise report and document warehouse and provides users a unified point of entry to view, analyze and share information over the Internet. Designed to be scalable through thousands of users, Datawatch ES offers powerful additional features including dynamic on-line analytical process-type tools, XML forms generation, collaboration and subscription capabilities, and live linking of report and database information.

Datawatch BDS – Datawatch BDS (Business Document Server) is a high speed, high volume document archive system, storing text as well as images, intelligent data streams and unstructured content, complete with file compression and encryption. Datawatch BDS is capable of enabling thousands of end users to access and retrieve stored documents in a matter of seconds via the network or web. Datawatch BDS also offers optional advanced business modules including e-Notify for automatic email notification to end users of newly archived documents, Datawatch BDS Workflow for web-enabled enterprise business process management, Monarch RMS for web-enabled transformation of business documents into customized data for easy analysis and Datawatch BDS Records Management for the ability to organize and process documents and other content within a regulatory compliant plan. The Datawatch|BDS product line represented approximately 16% of total revenues for fiscal year 2008.

Datawatch BDS Workflow – Datawatch BDS Workflow is a web-enabled enterprise business process management solution. A module for the Datawatch BDS document archive system, BDS Workflow provides highly effective processing of document intensive business transactions and includes the archiving of documents received from outside of the organization as well as documents generated during and after a workflow.

Datawatch MailManager – Datawatch MailManager is a highly scalable email management solution that provides complete lifecycle, compliance, and storage management for Microsoft Exchange environments. It is a compliance solution built to scale from small and medium size organizations to large corporate entities and is able to support even the most stringent regulatory requirements. Datawatch MailManager automates the email management lifecycle. It captures internal, outgoing and incoming email correspondence, indexing it and managing its retention based on an organization’s internal policies. In the case of audit or legal discovery, related e-mail can be instantly and accurately retrieved for rapid response.

Visual Insight – Visual Insight is a highly customizable performance management solution that can provide Key Performance Indicator reporting, as well as workflow and knowledge base portals. Built on a .NET platform, Visual Insight not only delivers performance management, but actually facilitates performance improvement. Visual Insight is available as a web-based business data and information management server Software Development Kit.

Visual QSM – Visual QSM is a Web-enabled IT service management system that scales from a basic help desk system to a full business management solution that incorporates workflow and network management capabilities and provides web access to multiple databases while enabling customers to interact via a standard browser.  Visual QSM also provides advanced service level management capabilities, integrated change management features, business process automation tools and one of the industry’s easiest to learn and use interfaces.  The Visual QSM product line represented approximately 16% of total revenues for fiscal year 2008.

Visual Help Desk – Visual Help Desk (“Visual HD”) leverages the IBM Lotus Domino platform to provide a 100% web-based help desk and call center solution. Cost effective and easy to deploy, Visual HD is an enterprise-

wide support solution that supports an organization’s existing IT infrastructure. Visual HD has the additional ability to utilize XML-based Web Services as well as the ability to integrate directly with IBM enterprise applications.

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

The Company’s enterprise business intelligence, content management and business service management products are primarily sold under server-based licenses with named-user and concurrent-user client licenses. The base price for Monarch BI Server is $10,995. Entry-level Datawatch ES and Datawatch BDS systems are priced at $30,000. Entry-level Visual QSM and Visual Insight systems are priced at approximately $20,000. An entry-level Monarch RMS system is priced at $15,000. An entry-level Datawatch MailManager system is priced at $12,000. An entry-level Visual HD system is priced for less than $10,000. All of the above systems with the exception of Monarch BI Server can cost significantly more depending on the number of software modules, software server licenses and end user licenses sold and the amount of professional services and maintenance included.

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

The Company offers selected distributors the ability to return obsolete versions of its products and slow-moving products for credit. Based on its historical experience relative to products sold to these distributors, the Company believes that its exposure to such returns is minimal. It has provided a provision for such estimated returns in the financial statements.

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

During fiscal 2008, 2007 and 2006, one distributor, Ingram Micro Inc., represented approximately 21%, 15% and 16%, respectively, of the Company’s total revenue. During fiscal 2008, 2007 and 2006, another distributor, Tech Data Corporation, represented approximately 8%, 13%, and 13%, respectively, of the Company’s total revenue. No other customer accounted for more than 10% of the Company’s total revenue in fiscal 2008, 2007 or 2006. Datawatch’s revenues from outside of the U.S. are primarily the result of sales through the direct sales force of its wholly-owned subsidiary, Datawatch International Limited and its subsidiaries (“Datawatch International”) and through international resellers. Such international sales (which are primarily in the UK) represented approximately 30%, 31% and 32% of the Company’s total revenue for fiscal 2008, 2007 and 2006, respectively.  See Note 9 to the Company’s Consolidated Financial Statements for segment information.

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

Other Datawatch products have been developed through in-house software development or by independent software engineers hired under contract. Datawatch maintains source code and full product control for these products, which include Datawatch BDS, Datawatch ES, Monarch BI Server, Visual QSM, and Visual HD

products. Datawatch BDS, Datawatch ES, Monarch BI Server, Visual QSM, and Visual HD are trademarks of Datawatch Corporation. Visual Help Desk is a registered trademark of Auxilor, Inc. (“Auxilor”), a wholly-owned subsidiary of Datawatch Corporation.

During fiscal 2004, the Company acquired Mergence Technologies Corporation which had a branch software development and testing office in the Philippines. Mergence, which was renamed Datawatch Technologies Corporation coincident with the acquisition, developed the iMergence iStore and Visual Insight products at its facilities in the United States and the Philippines prior to the acquisition. The Company has integrated the Philippines development branch as an alternative development facility for its other enterprise products.  iMergence is a registered trademark of Datawatch Corporation.

During fiscal 2006, the Company acquired the Integrated Document Archiving and Retrieval Systems (“IDARS”) business from ClearStory Systems, Inc., including Radiant Business Document Server, which was renamed Datawatch BDS, and Radiant MailManager which was renamed Datawatch MailManager.

The Company’s total research and development expense was $2,966,000, $2,951,000 and $2,094,000 for fiscal years 2008, 2007 and 2006, respectively.

BACKLOG

The Company’s software products are generally shipped within three business days of receipt of an order.  Accordingly, the Company does not believe that backlog for its products is a meaningful indicator of future business. The Company does maintain a backlog of services related to its Datawatch BDS, Datawatch ES, Visual QSM, and Visual HD business. While this services backlog will provide future revenue to the Company, the Company believes that it is not a meaningful indicator of future business.

COMPETITION

The software industry is highly competitive and is characterized by rapidly changing technology and evolving industry standards.  Datawatch competes with a number of companies including Actuate Corporation, IBM, Microsoft Corporation, ASG Software Solutions and others that have substantially greater financial, marketing and technological resources than the Company. Competition in the industry is likely to intensify as current competitors expand their product lines and as new competitors enter the market.

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

EMPLOYEES

As of December 23, 2008, Datawatch had 114 full-time and 4 contract, temporary or part-time employees, including 32 engaged in marketing, sales, and customer service; 35 engaged in product consulting, training and technical support; 31 engaged in product management, development and quality assurance; 18 providing general, administrative, accounting, and IT functions; and 2 engaged in software production and warehousing.

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

Weakening World Wide Economic Conditions and Softening in the Computer Software Market May Result in Decreased Revenues or Lower Revenue Growth Rates

The profitability of the Company’s business depends on the overall demand for computer software and services, particularly in the financial services markets and other markets in which it competes. The recent deterioration of worldwide economic conditions, including tighter credit and negative financial news may have an adverse affect on the market for computer software and could result in significant fluctuations in the value of foreign currencies. Because the Company’s sales are primarily to major corporate customers, poor economic conditions may soften the demand for computer software and services which may result in decreased revenues, lower revenue growth rates and reduced profitability. In addition, a weakening global economy may result in longer sales cycles, reduced, deferred or cancelled orders, or greater than anticipated uncollectible accounts receivables.

Furthermore, terrorist attacks against the United States, and the United States military response to these attacks have added to economic and political uncertainty which may adversely affect worldwide demand for computer software and services. In a weakened economy, the Company cannot be assured that it will be able to effectively promote future growth in its software and services revenues or maintain profitability.

Dependence on Principal Products

In the year ended September 30, 2008, Monarch, Visual QSM, Datawatch BDS and Datawatch ES accounted for approximately 51%, 16%, 16% and 8%, respectively, of the Company’s total revenue. The Company is primarily dependent on its Monarch, Visual QSM, Datawatch BDS and Datawatch ES products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company. The Company’s future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

Fluctuations in Quarterly Operating Results

The Company’s future operating results could vary substantially from quarter-to-quarter because of uncertainties and/or risks associated with such things as current economic conditions, technological change, competition, delays in the introduction of products or product enhancements and general market trends. Historically, the Company has operated with minimal backlog of orders because its software products are generally shipped as orders are received. As a result, net sales in any quarter are substantially dependent on orders booked and shipped in that quarter. Further, any increases in sales under the Company’s subscription sales model could result in decreased revenues over the short term. Because the Company’s staffing and operating expenses are based on anticipated revenue levels and a high percentage of the Company’s costs are fixed in the short-term, small variations in the timing of revenues can cause significant variations in operating results from quarter-to-quarter. Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company can give no assurance that it will not experience such variations in operating results in the future or that such variations will not have a material adverse effect on its business, financial condition or results of operations.

Dependence on New Introductions; New Product Delays

Growth in the Company’s business depends in substantial part on the continuing introduction of new products. The length of product life cycles depends in part on end-user demand for new or additional functionality in the Company’s products and its ability to update its products to meet such demands. If the Company fails to accurately anticipate the demand for, or encounters any significant delays in developing or introducing, new products or additional functionality on its products, there could be a material adverse effect on the Company’s business. Product life cycles can also be affected by suppliers of operating systems introducing comparable functionality within their products. The failure of the Company to anticipate the introduction of additional functionality in products developed by such suppliers could have a material adverse effect on the Company’s business. In addition, the Company’s competitors may introduce products with more features and lower prices than the Company’s products. Such increase in competition could adversely affect the life cycles of the Company’s products, which in turn could have a material adverse effect on the Company’s business.

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

Volatility of Stock Price

As seen recently with the turmoil in the financial markets, and is frequently the case with the stocks of high technology companies, the market price of the Company’s common stock has been, and may continue to be, volatile. Factors such as quarterly fluctuations in results of operations, increased competition, the introduction of new products by the Company or its competitors, expenses or other difficulties associated with assimilating companies acquired by the Company, changes in the mix of sales channels, the timing of significant customer orders, and macroeconomic conditions generally, may have a significant impact on the market price of the stock of the Company. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant adverse effect on the market price of the Company’s common stock in any given period. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market price for many high technology companies and which, on occasion, have appeared to be unrelated to the operating performance of such companies. Finally, to maintain its stock listing with Nasdaq, the Company must be in compliance with Nasdaq Marketplace Rules, including but not limited to, minimum bid price requirements. If it is not able to maintain compliance with these rules, and if the Company’s common stock does not qualify for, or is subsequently delisted from the Nasdaq Capital Market, investors may have difficulty converting their investment into cash efficiently. The price of the Company’s common stock and the ability of holders to sell such stock would be adversely affected.

Goodwill Impairment Charges

The Company reviews goodwill for impairment annually or more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, and decreases in its market capitalization below the recorded amount of its net assets for a sustained period. The Company’s stock price is highly volatile and has experienced significant declines since September 30, 2008. If its stock price does not improve prior to the end of the first quarter or if other factors indicate that it is more likely than not that an impairment may exist, the Company could determine that an interim impairment test is required, which could result in a non-cash impairment charge. The balance of goodwill is $6,116,000 as of September 30, 2008. There can be no assurance that future goodwill impairments will not occur.

International Sales

In the years ended September 30, 2008, 2007 and 2006, international sales accounted for approximately 30%, 31% and 32%, respectively, of the Company’s total revenue. The Company anticipates that international sales will continue to account for a significant percentage of its total revenue. A significant portion of the Company’s total revenue will therefore be subject to risks associated with international sales, including further deterioration of international economic conditions, unexpected changes in legal and regulatory requirements, changes in tariffs, currency exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company’s intellectual property overseas, seasonality of sales and potentially adverse foreign tax consequences.

Acquisition Strategy

The Company continues to address the need to develop new products, in part, through the acquisition of other companies including its May 2006 acquisition of the IDARS business from ClearStory Systems, Inc., its August 2004 acquisition of Mergence Technologies Corporation and its October 2002 acquisition of Auxilor Inc. Acquisitions involve numerous risks including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management’s attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company.  Achieving and maintaining the anticipated benefits of an acquisition will depend in part upon whether the integration of the companies’ business is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries.

Limitations on Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and President and the Chief Financial Officer, does not expect that its internal controls will prevent all errors and intentional misrepresentations. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and no assurance can be given that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or intentional conduct may occur and not be detected.

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

Competition in the Software Industry

The software market for personal computers is highly competitive and characterized by continual change and improvement in technology. Several of the Company’s existing and potential competitors, including Actuate Corporation, IBM, Microsoft Corporation, ASG Software Solutions and others, have substantially greater financial, marketing and technological resources than the Company.  No assurance can be given that the Company will have the resources required to compete successfully in the future.

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

Evolving Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses and Continuing Uncertainty

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

Indirect Distribution Channels

The Company sells a significant portion of its products through distributors and resellers, none of which are under the direct control of the Company. The loss of major distributors or resellers of the Company’s products, or a significant decline in their sales, could have a material adverse effect on the Company’s operating results. There can be no assurance that the Company will be able to attract or retain additional qualified distributors or resellers or that any such distributors or resellers will be able to effectively sell the Company’s products. The Company seeks to select and retain distributors and resellers on the basis of their business credentials and their ability to add value through expertise in specific vertical markets or application programming expertise. In addition, the Company may rely on resellers to provide post-sales service and support, and any deficiencies in such service and support could adversely affect the Company’s business.

Subscription Sales Model Risk

The Company sells its enterprise products through the sale of perpetual licenses and through a subscription pricing model. The subscription pricing model allows customers to begin using the Company’s products at a lower initial cost of software acquisition when compared to the more traditional perpetual license sale. Although the subscription sales model is designed to increase the number of enterprise solutions sold and also reduce dependency on short-term sales by building a recurring revenue stream, it introduces increased risks for the Company primarily associated with the timing of revenue recognition and reduced cash flows. The subscription model delays revenue recognition when compared to the typical perpetual license sale and also, as the Company allows termination of certain subscriptions with 90 days notice, could result in decreased revenue for solutions sold under the model if the Company experiences a high percentage of subscription cancellations following the first 12 months of the subscription.  Further, as amounts due from customers are invoiced over the life of the subscription, there are delayed cash flows from subscription sales when compared to perpetual license sales.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

The Company is currently headquartered in 14,683 square feet of leased office space in Chelmsford,

Massachusetts pursuant to a sublease agreement executed on September 28, 2005. The sublease expires in June 2011. The sublease contains annual rent escalations for each year of the sublease as well as an abatement of rent during the first twelve months of the sublease term. The aggregate rent for the remaining term of the sublease is approximately $467,000. In addition to rent, the sublease requires the Company to pay certain taxes, insurance and operating costs related to the leased facility based on the Company’s pro-rata share of such costs. The Company is also responsible for the costs of certain tenant improvements associated with the new facility but will be entitled to reimbursement for certain of such costs from the sublessor.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Registrant’s security holders during the last quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

The names, ages and titles of the executive officers of the Company as of November 26, 2008 are as follows:

Kenneth P. Bero	54	President, Chief Executive Officer and Director
John H. Kitchen, III	53	Chief Marketing Officer, Senior Vice President and Secretary
Murray P. Fish	57	Chief Financial Officer, Vice President of Finance, Treasurer and Assistant Secretary
Harvey Gross	59	Vice President, Product Management and Development
Robert Clemens	51	Vice President, Worldwide Sales
Daniel F. Incropera	44	Corporate Controller & Vice President

Officers are elected by, and serve at the discretion of, the Board of Directors.

KENNETH P. BERO, President, Chief Executive Officer and Director. Mr. Bero was appointed President and Chief Executive Officer of the Company effective January 1, 2008. Prior thereto, and since April 1, 2007, Mr. Bero held the position of Chief Operating Officer & Senior Vice President of Sales. Previously, Mr. Bero had been Senior Vice President of Enterprise Solutions. In April 2006, Mr. Bero joined the Company as Vice President of Enterprise Sales for North America. Prior to joining Datawatch, Mr. Bero served as Vice President, North American Channel Sales at Business Objects S.A., an international provider of business intelligence software and services. Previous roles include the position of Chief Operating Officer and Executive Vice President of Sales and Marketing at NAVIDEC, as Nasdaq listed software development and services company. Mr. Bero was also appointed a Director of the Company effective October 19, 2007.

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

MURRAY P. FISH, Chief Financial Officer, Vice President of Finance, Treasurer and Assistant Secretary.  Mr. Fish was appointed Chief Financial Officer, Vice President of Finance, Treasurer and Assistant Secretary on March 26, 2007. Prior to joining Datawatch, Mr. Fish served as Chief Financial Officer of Cymfony, Inc., a marketing business intelligence company owned by TNS-MI.  From 2003 until 2005, Mr. Fish was the principal consultant at M.P. Fish Associates, where he provided financial consulting services to large public and private organizations.  From 1998 until 2003, Mr. Fish was the Chief Financial Officer and a Director at Network-1 Security Solutions, Inc., a publicly held company.

HARVEY GROSS, Vice President, Product Management and Development. Mr. Gross was appointed Vice President, Product Management and Development on October 1, 2008. Mr. Gross joined the Company in February 2007. Prior to joining Datawatch, Mr. Gross was the principal consultant at HG & Associates, a content management consulting company serving a variety of companies in business, technology and the federal government, and was a principal consultant at eVisory, a leading industry consulting group. Other roles included Chief Technology Officer for Lason, Inc., an international business process outsourcing firm, Senior Vice President at Virtual Image Technologies, Inc., a regional document management service company, and Senior Vice President of Product Development at 360Services, Inc.

ROBERT CLEMENS, Vice President, Worldwide Sales. Mr. Clemens was appointed Vice President of Worldwide Sales on January 1, 2008. Mr. Clemens served as Vice President of North American sales from April 2007 until December 2007. Prior to joining Datawatch, Mr. Clemens was the Director of Sales at Zantaz, Vice President, Worldwide Sales at GaleForce Solutions and Director of North American Channel Sales at Business Objects. Mr. Clemens also served in a variety of executive and senior level sales positions at companies such as NeTpower, Ashton-Tate/Borland and more.

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

PART II

Item 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Registrant’s common stock is listed and traded on the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) under the symbol DWCH.  The range of high and low closing prices during each fiscal quarter for the last two fiscal years is set forth below:

For the Year Ended	Common Stock
September 30, 2008	High ($)	Low ($)

4th Quarter	2.62	1.32
3rd Quarter	4.35	2.34
2nd Quarter	7.22	3.10
1st Quarter	7.68	4.57

For the Year Ended	Common Stock
September 30, 2007	High ($)	Low ($)

4th Quarter	6.20	4.21
3rd Quarter	6.07	2.85
2nd Quarter	3.10	2.45
1st Quarter	2.93	1.89

There are approximately 100 shareholders of record as of December 10, 2008.  The Company believes that the number of beneficial holders of common stock is approximately 1,800.  The last reported sale of the Company’s common stock on December 22, 2008 was at $1.18.

The Company has not paid any cash dividends and it is anticipated that none will be declared in the foreseeable future. The Company intends to retain future earnings, if any, to provide funds for the operation, development and expansion of its business.

The information set forth under the caption “Equity Compensation Plans” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2008 is incorporated herein by reference.

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for the periods indicated.  The selected consolidated financial data for and as of the end of the years in the five-year period ended September 30, 2008 are derived from the Consolidated Financial Statements of the Company.  The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes which appear elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data:
Years Ended September 30,	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Revenue	$23,030	$25,259	$20,811	$21,511	$19,335
Costs and Expenses	22,531	23,524	21,345	20,823	18,410
Income (loss) from Operations	499	1,735	(534)	688	925
Net Income (Loss)	$717	$1,669	$(555)	$800	$1,085

Earnings (Loss) per Common Share:
Basic	$0.12	$0.30	$(0.10)	$0.15	$0.21
Diluted	$0.12	$0.29	$(0.10)	$0.14	$0.19

Balance Sheet Data:
September 30,	2008	2007	2006	2005	2004
	(In thousands)

Total Assets	$18,169	$18,337	$16,025	$13,412	$12,629
Working Capital (Deficiency)	1,130	(279)	(2,465)	3,487	2,548
Long-Term Obligations	627	448	266	—	125
Shareholders’ Equity	10,082	9,020	6,956	7,306	6,436

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

The Company’s principal products are Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Visual Insight, iMergence and VorteXML), Content Management Solutions (including Datawatch BDS, Datawatch BDS Workflow and Datawatch MailManager) and Business Service Management and Workflow Solutions (including Visual QSM and Visual HD). Included in the above categories are: Monarch, a desktop report mining and business intelligence application that lets users extract and manipulate data from ASCII report files, PDF files or HTML files produced on any mainframe, midrange, client/server or PC system; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; Monarch RMS, a web-based report mining and analysis solution that integrates with any existing Enterprise Report Management  document or content management archiving solution; Monarch BI Server, an out-of-the-box web-based Business Intelligence solution developed specifically for small to medium size businesses and departments;  Datawatch ES, an enterprise business intelligence system that provides web-enabled report management, mining and distribution as well as data analysis and MS Excel integration; Visual Insight, a performance management solution that provides web-based knowledge management and Key Performance Indicator reporting; iMergence, an enterprise report mining system; VorteXML, a data transformation product for the emerging XML market that easily and quickly converts structured text output from any system into valid XML for web services and more using any DTD or XDR schema without programming; Datawatch BDS, a system for high-volume document capture, archiving, and online presentation; Datawatch BDS Workflow, a web-enabled enterprise business process management solution that provides highly effective processing of document intensive business transactions; Datawatch MailManager, a highly scalable email management solution that provides complete lifecycle, compliance and storage management for Microsoft Exchange environments; Visual QSM, a fully internet-enabled IT service management solution that incorporates workflow and network management capabilities and provides web access to multiple databases via a standard browser; and Visual Help Desk or Visual HD, a web-based help desk and call center solution operating on the IBM Lotus Domino platform.

On May 3, 2006, the Company acquired certain assets of ClearStory Systems, Inc’s Integrated Document Archiving and Retrieval Systems (“IDARS”) business in exchange for $4,349,000 in cash and incurred $441,000 in direct costs. In accordance with the purchase and sale agreement, payments equal to 30% of revenue for a period of eighteen months from the closing date (May 3, 2006) of the Datawatch BDS product, excluding the first $337,500 of revenue, net of any claims, commenced during the Company’s third and fourth quarters of fiscal year 2007 and the final payments were made in the first quarter of fiscal year 2008. These amounts were recorded as goodwill as additional purchase price, as incurred or accrued. At September 30, 2007, the Company had accrued approximately $329,000 related to future earn out payments. The final earn-out payments were made in the first quarter of fiscal 2008 and, accordingly, no amounts are accrued at September 30, 2008. Since the acquisition date, the Company made payments of approximately $1.1 million related to the IDARS earn-out arrangement. The activities of the IDARS business from May 3, 2006 are included in the Company’s consolidated financial statements. See Note 2 to the Consolidated Financial Statements for more detailed financial information on the acquisition of the IDARS business.

The Company offers its enterprise products through perpetual licenses and subscription pricing models. Subscriptions automatically renew unless terminated with 90 days notice following the first year of the subscription term. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The subscription renewal rate is the same as the initial subscription rate. During fiscal years 2008, 2007 and 2006, subscription revenues were approximately $600,000, $649,000 and $615,000, respectively.

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

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are generally sold directly to end-users and through the use of value added resellers. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Sales to distributors and resellers accounted for approximately 41%, 39% and 40%, of total sales for fiscal years 2008, 2007 and 2006, respectively. Revenue from the license of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by Statement of Position No. 97-2, “Software Revenue Recognition.” The Company’s software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations of the Company.

Desktop and Server Software products are generally not sold in multiple element arrangements. Enterprise Software sales are generally multiple element arrangements which include software license deliverables, professional services and post-contract customer support, which primarily consists of maintenance. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to a software license. In applying the residual method, the Company deducts from the sale proceeds the vendor specific objective evidence (“VSOE”) of fair value of the services and post-contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and do not involve modification or customization of the software or any other unusual acceptance clauses or terms. Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post-contract customer support services is deferred and recognized ratably over the contract period (generally one year). Such deferred amounts are recorded as part of deferred revenue in the Company’s Consolidated Balance Sheets included herein.

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

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, and VorteXML licensed directly to end-users, include a guarantee under which such customers may return products within 30 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in Statement of Financial Accounting Standards No. 48, “Revenue Recognition when Right of Return Exists.” Revenue from the license of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by the Company. The Company’s returns reserves were $65,000 and $80,000 as of September 30, 2008 and 2007, respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the collectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on the Company’s financial position and results of operations. The Company’s allowance for doubtful accounts was $171,000 and $223,000 as of September 30, 2008 and 2007, respectively.

Income Taxes

The Company has deferred tax assets related to net operating loss carryforwards and tax credits that expire at different times through and until 2028. At September 30, 2008, the Company had U.S. federal tax loss carryforwards of approximately $7.3 million, expiring at various dates through 2028, including $210,000 resulting from the Mergence acquisition undertaken during 2004 which are subject to additional annual limitations as a result of the changes in Mergence’s ownership, and had approximately $1.7 million in state tax loss carryforwards, which also expire at various dates through 2028. An alternative minimum tax credit of approximately $157,000 is available to offset future regular federal taxes. Research and development credits of approximately $397,000 expire beginning in 2011. In addition, the Company has the following foreign net operating loss carryforwards: United Kingdom losses of $9.0 million with no expiration date and Australian losses of $3.3 million with no expiration date.

Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets.  Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. Management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance, previously provided against the deferred tax assets, continues to be provided. Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in the Company concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes. Total net deferred tax assets subject to the full valuation allowance were approximately $4.4 million as of September 30, 2008. In relation to the Company’s asset purchase of the IDARS business, the applicable goodwill associated with this purchase has an indefinite life for US GAAP purposes but is deductible over a 15 year life for tax reporting purposes. Accordingly, for each reporting period, the Company will record deferred tax expense and an offsetting deferred tax liability on this difference in tax amortization of intangibles with indefinite lives based on the Company’s effective tax rate for the period. Deferred tax expense recorded for the fiscal years ended September 30, 2008, 2007 and 2006 was approximately $115,000, $111,000 and $36,000, respectively.

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

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred.  Commencing upon initial product release, capitalized costs are amortized to the cost of software licenses using the straight-line method over the estimated life of the product (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product) which is generally 24 to 36 months. The Company’s acquired and capitalized software was $664,000 and $395,000 at September 30, 2008 and 2007, respectively. During fiscal 2008, the Company capitalized approximately $411,000 of software development costs related to new products in development.

Goodwill, Other Intangible Assets and Other Long-Lived Assets

The Company performs an evaluation of whether goodwill is impaired annually or when events occur or circumstances change that would more likely than not reduce the fair value of the applicable reporting unit below its carrying amount. The annual impairment analysis is performed on May 31st of each applicable fiscal year. Fair value is determined using market comparables for similar businesses, current market valuations of the Company’s common stock, or forecasts of discounted future cash flows. At September 30, 2008, a valuation of the Company was performed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The results of the valuation analysis indicated that there was no impairment of the Company’s goodwill at September 30, 2008. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. The Company’s stock price is highly volatile and has experienced significant declines since September 30, 2008. If the Company’s stock price does not improve prior to the end of the first quarter of fiscal 2009 or if other factors indicate that it is more likely than not that an impairment may exist, the Company could determine that an interim impairment test is required, which could result in a non-cash impairment charge. The balance of goodwill is $6,116,000 as of September 30, 2008.

The Company also reviews other intangible assets and other long-lived assets when an indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Should the fair value of the Company’s long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary. In fiscal 2007, the Company concluded there was a partial impairment of its iMergence trademark resulting in a $39,000 impairment charge to operations. This charge was reflected in general and administrative costs in the Company’s Consolidated Statements of Operations for the year ended September 30, 2007. No impairment charges were taken during fiscal year 2008.

Accounting for Stock-Based Compensation

The Company recognizes stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment.” SFAS 123(R)

requires all share-based awards, including grants of employee stock options, to be recognized in the financial statements based on their fair value.

Under the provisions of SFAS No. 123(R), the Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. For the fiscal year ended September 30, 2008, the Company recorded stock-based compensation expense of approximately $225,000. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

The Company uses an expected stock-price volatility assumption that represents historical volatilities of the underlying stock which are obtained from public data sources. The Company believes this approach results in a reasonable estimate of volatility. For stock option grants issued during the fiscal year ended September 30, 2008, the Company used an expected stock-price volatility of 73% based upon the historical volatility at the time of issuance.

With regard to the weighted-average option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate historical exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect. For stock option grants issued during the year ended September 30, 2008, the Company used an expected option life assumption of 5 years.

With regard to the forfeiture rate assumption, the Company reviews historical voluntary turnover rates. For stock option grants issued during the fiscal year ended September 30, 2008, the Company used an annual estimated forfeiture rate of 10%. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from the Company’s consolidated financial statements. The operating results for any period should not be considered indicative of the results expected for any future period.

	Year Ended September 30,
	2008	2007	2006
REVENUE:
Software licenses and subscriptions	54.0%	58.8%	63.2%
Maintenance and services	46.0	41.2	36.8
Total Revenue	100.0	100.0	100.0

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	9.6	9.8	10.9
Cost of maintenance and services	18.5	15.6	19.0
Sales and marketing	35.4	36.8	43.9
Engineering and product development	12.9	11.7	10.1
General and administrative	21.4	19.3	18.7
Total costs and expenses	97.8	93.2	102.6
INCOME (LOSS) FROM OPERATIONS	2.2	6.8	(2.6)
Interest expense	—	(0.1)	(0.1)
Interest income and other income, net	1.6	0.4	0.2
INCOME (LOSS) BEFORE INCOME TAXES	3.8	7.1	(2.5)
Provision for income taxes	(0.7)	(0.5)	(0.2)
NET INCOME (LOSS)	3.1	6.6	(2.7)

Fiscal Year Ended September 30, 2008 as Compared to
Fiscal Year Ended September 30, 2007

Total Revenues

The following table presents total revenue, total revenue increase (decrease) and percentage change in total revenue for the years ended September 30, 2008 and 2007:

	Year Ended September 30,		Increase	Percentage
	2008	2007	(Decrease)	Change
	(In thousands)

Software licenses and subscriptions	$12,435	$14,852	$(2,417)	-16.3%
Maintenance and services	10,595	10,407	188	1.8%

Total revenue	$23,030	$25,259	$(2,229)	-8.8%

Revenue for the fiscal year ended September 30, 2008 was $23,030,000, which represents a decrease of $2,229,000 or approximately 9% from revenue of $25,259,000 for the fiscal year ended September 30, 2007. For fiscal 2008, Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Visual Insight, iMergence and VorteXML), Content Management Solutions (including Datawatch BDS and Datawatch MailManager) and Business Service Management and Workflow Solutions (including Visual QSM and Visual HD) revenue accounted for 67%, 16%, and 17% of total revenue, respectively, as compared to 67%, 14%, and 19%, respectively, for fiscal 2007.

Software license and subscription revenue for the fiscal year ended September 30, 2008 was $12,435,000 or approximately 54% of total revenue, as compared to $14,852,000 or approximately 59% of total revenue for the fiscal year ended September 30, 2007. This represents a decrease of $2,417,000 or approximately 16% from fiscal 2007. The overall decrease in software license and subscription revenue consists of a $1,858,000 decrease in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Datawatch BI Server, Datawatch ES, Visual Insight, iMergence and VorteXML products), a $144,000 decrease in Content Management Solutions (including Datawatch BDS and Datawatch MailManager products) and a $415,000 decrease in Business Service Management and Workflow Solutions (including Visual QSM and Visual HD products). The decrease in Business Intelligence Solutions is primarily due to decreased Monarch license sales as compared to fiscal 2007. Sales from the Company’s Monarch product were significantly higher during fiscal 2007 following the release of upgrade version 9.0 in February 2007.

Maintenance and services revenue for the fiscal year ended September 30, 2008 was $10,595,000 or approximately 46% of total revenue, as compared to $10,407,000 or approximately 41% of total revenue for the fiscal year ended September 30, 2007. This represents an increase of $188,000 or approximately 2% from fiscal 2007. The increase in maintenance and services revenue consists of a $554,000 increase in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Visual Insight, iMergence and VorteXML products) and a $191,000 increase in Content Management Solutions (including Datawatch BDS and Datawatch MailManager products) which were partially offset by a $557,000 decrease in Business Service Management and Workflow Solutions (including Visual QSM and Visual HD products). The Company attributes the overall increases in maintenance and services revenue to continued customer loyalty, which has resulted in high renewal rates for annual maintenance service contracts and an increased demand for professional services from existing customers, which also includes upgrades and additional training. The decrease in maintenance revenue for the Business Service Management and Workflow Solutions product line was the result of lower renewal rates of annual maintenance contracts from existing customers. The decrease in Business Service Management and Workflow Solutions revenue was also the result of less demand for professional services work related to this product line. No significant product upgrades were introduced within the Visual QSM or Visual Help Desk product lines during fiscal year 2008.

Costs and Operating Expenses

The following table presents costs and operating expenses, increase/(decrease) in costs and operating expenses and percentage changes in costs and operating expenses for the years ended September 30, 2008 and 2007:

	Year Ended September 30,		Increase /	Percentage
	2008	2007	(Decrease)	Change
	(in thousands)
Cost of software licenses and subscriptions	$2,218	$2,468	$(250)	-10.1%
Cost of maintenance and services	4,271	3,943	328	8.3%
Sales and marketing expenses	8,153	9,290	(1,137)	-12.2%
Engineering and product development expenses	2,966	2,951	15	0.5%
General and administrative expenses	4,923	4,872	51	1.0%

Total costs and operating expenses	$22,531	$23,524	$(993)	-4.2%

Cost of software licenses and subscriptions for the fiscal year ended September 30, 2008 was $2,218,000 or approximately 18% of software license and subscription revenues, as compared to $2,468,000 or approximately 17% of software license and subscription revenues for the fiscal year ended September 30, 2007. Cost of software licenses and subscriptions as a percentage of software licenses and subscription revenue have remained relatively consistent year over year. The dollar decrease in cost of software licenses and subscriptions is primarily due to lower royalty costs associated with lower sales of Monarch during fiscal 2008. As previously described, sales of the Company’s Monarch product were significantly higher during fiscal 2007 due to the release of version 9.0 in February 2007.

Cost of maintenance and services for the fiscal year ended September 30, 2008 was $4,271,000 or approximately 40% of maintenance and service revenue, as compared to $3,943,000 or approximately 38% of maintenance and service revenue for the fiscal year ended September 30, 2007. The increase in total cost of maintenance and services is primarily due to higher employee-related costs due to increased headcount and higher incentive compensation costs as compared to fiscal 2007.

Sales and marketing expenses for the fiscal year ended September 30, 2008 were $8,153,000, or 35% of total revenue as compared to $9,290,000, or approximately 37% of total revenue for fiscal 2007.  The decrease in sales and marketing expenses of $1,137,000, or approximately 12%, is primarily attributable to cost savings resulting from the Company’s restructuring plan which was initiated and completed during the first quarter of fiscal year 2007 and resulted in lower headcount. Additionally, the Company incurred fewer consulting and travel-related expenses during the fiscal year ended September 30, 2008 as compared to fiscal 2007.

Engineering and product development expenses were $2,966,000, or 13% of total revenue for the fiscal year ended September 30, 2008 as compared to $2,951,000, or 12% of total revenue in fiscal 2007. The slight increase in engineering and product development expenses of $15,000, or approximately 1%, is primarily attributable to the increased use of external development consultants and employee-related costs, net of capitalized software.

General and administrative expenses were $4,923,000, or 21% of total revenue for the fiscal year ended September 30, 2008 as compared to $4,872,000, or 19% of total revenue in fiscal 2007. The increase in general and administrative expenses of $51,000, or approximately 1%, is primarily attributable to higher accounting and auditing fees and compliance costs associated with the Section 404 of the Sarbanes-Oxley Act.

Interest expense for the fiscal year ended September 30, 2007 was $33,000 which resulted from the Company’s $1 million borrowing under its line of credit in the third quarter of fiscal 2006. There was no interest expense for the fiscal year ended September 30, 2008 as the Company elected to repay its outstanding balance under its line of credit in the second quarter of fiscal 2007.

Interest income and other income (expense) includes primarily the following two components: interest income; and a gain on the dissolution of the Company’s French and German subsidiaries (Datawatch France SARL and Datawatch GmbH). Interest income for the fiscal year ended September 30, 2008 was $130,000 as compared to $40,000 for fiscal 2007. The increase in interest income was the result of higher cash balances held in interest-bearing accounts. Additionally, during fiscal 2008, there was a gain of $147,000 recorded upon the dissolution of two of the Company’s foreign subsidiaries: Datawatch France SARL and Datawatch GmbH. This amount represents the cumulative effect of translation adjustments related to the consolidation of these subsidiaries which were previously accumulated and reported in the shareholders’ equity section of the Company’s consolidated balance sheets.

Gain (loss) on foreign currency transactions for the fiscal year ended September 30, 2008 was a gain of $79,000 as compared to a loss of $7,000 for the fiscal year ended September 30, 2007.

Income tax expense for the year ended September 30, 2008 was $153,000 as compared to $133,000 for the year ended September 30, 2007. Income tax expense for both periods includes additional deferred tax expense related to the tax-deductible goodwill generated by the Company’s acquisition of the business assets of IDARS. The goodwill resulting from this transaction is deductible for tax purposes and a deferred tax expense is recognized for financial reporting purposes equal to the tax rate on the excess of tax amortization over the amortization for financial reporting purposes, which is zero unless there is an impairment. The increase in income taxes of $20,000 is a result of additional deferred tax expense related to the earn-out provisions of the IDARS acquisition and uncertain tax positions relative to foreign taxes.

Net income for the year ended September 30, 2008 was $717,000 as compared to net income of $1,669,000 for the year ended September 30, 2007.

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

Revenue for the fiscal year ended September 30, 2007 was $25,259,000, which represents an increase of $4,448,000 or approximately 21% from revenue of $20,811,000 for the fiscal year ended September 30, 2006. For fiscal 2007, Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Datawatch ES, Visual Insight, iMergence and VorteXML), Content Management Solutions (including Datawatch BDS and Datawatch MailManager) and Business Service Management and Workflow Solutions (including Visual QSM and Visual HD) revenue accounted for 67%, 14%, and 19% of total revenue, respectively, as compared to 73%, 5%, and 22%, respectively, for fiscal 2006. The increase in software license revenue can be attributed primarily to the Monarch Version 9 upgrade that was released in February 2007.

Software license and subscription revenue for the fiscal year ended September 30, 2007 was $14,852,000 or approximately 59% of total revenue, as compared to $13,145,000 or approximately 63% of total revenue for the fiscal year ended September 30, 2006. This represents an increase of $1,707,000 or approximately 13% from fiscal 2006. The overall increase in software license and subscription revenue during fiscal 2007 includes a $1,391,000 increase in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Datawatch ES, Datawatch Researcher, Visual Insight, iMergence and VorteXML products), a $230,000 increase in Content Management Solutions (including Datawatch BDS and Datawatch MailManager products) and an $85,000 increase in Business Service Management and Workflow Solutions (including Visual QSM and Visual HD products). Datawatch BDS license revenues increased $230,000 which is attributable to a full year of BDS sales in fiscal 2007. The BDS product was acquired in connection with the Company’s acquisition of the Integrated Document Archiving and Retrieval Systems (“IDARS”) business from ClearStory Systems, Inc. in May 2006. Monarch revenues increased $1,499,000 in fiscal 2007 which is attributed to the release of version 9 during fiscal 2007.

Maintenance and services revenue for the fiscal year ended September 30, 2007 was $10,407,000 or approximately 41% of total revenue, as compared to $7,666,000 or approximately 37% of total revenue for the fiscal year ended September 30, 2006. This represents an increase of $2,741,000 or approximately 36% from fiscal 2006. The increase in maintenance and services revenue includes a $2,343,000 increase in Content Management Solutions (including Datawatch BDS and Datawatch MailManager products), a $225,000 increase in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Datawatch ES, Datawatch Researcher, Visual Insight, iMergence and VorteXML products) and a $173,000 increase in Business Service Management and Workflow Solutions (including Visual QSM and Visual HD products). Datawatch BDS services and maintenance revenues increased $2,343,000 which is attributable to a full year of revenues associated with the Company’s acquisition of the IDARS business in May 2006. Maintenance and services revenue for the Business Service Management and Workflow Solutions product line increased due to higher professional services which were offset by lower renewal rates of annual maintenance contracts from existing customers. Visual QSM had a product upgrade release and new products were integrated with it during 2007. There was no new upgrade introduced for the Visual|Help Desk product line during fiscal year 2007. The Company attributes the overall increases in maintenance and services revenue to continued customer loyalty, which has resulted in high renewal rates for annual maintenance service contracts and an increased demand for professional services from existing customers, which also includes upgrades and additional training.

Costs and Operating Expenses

The following table presents costs and operating expenses, increase/(decrease) in costs and operating expenses and percentage changes in costs and operating expenses for the years ended September 30, 2007 and 2006:

	Year Ended September 30,		Increase /	Percentage
	2007	2006	(Decrease)	Change
	(in thousands)
Costs of software licenses and subscriptions	$2,468	$2,268	$200	8.8%
Costs of maintenance and services	3,943	3,949	(6)	-0.2%
Sales and marketing expenses	9,290	9,136	154	1.7%
Engineering and product development expenses	2,951	2,094	857	40.9%
General and administrative expenses	4,872	3,898	974	25.0%

Total costs and operating expenses	$23,524	$21,345	$2,179	10.2%

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

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities and equipment in the U.S. and overseas under noncancelable operating leases that expire through 2011. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $440,000, $511,000 and $632,000 for fiscal years 2008, 2007 and 2006, respectively.

As of September 30, 2008, contractual obligations include minimum rental commitments under noncancelable operating leases and long-term liabilities related to potential tax exposures pursuant to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”) as follows (in thousands):

		Less than 1			More than
Contractual Obligations:	Total	Year	1-3 Years	3-5 Years	5 Years

Operating Lease Obligations	$681	$346	$335	$—	$—
Other Liabilities	$100	$—	$—	$—	$100

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $1,779,000, $1,865,000 and $1,602,000 respectively, for the years ended September 30, 2008, 2007 and 2006.  The Company is not obligated to pay any minimum amounts for royalties.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch Researcher product until September 30, 2010. The Company expensed approximately $4,000, $17,000 and $5,000 for the fiscal years ended September 30, 2008, 2007 and 2006, respectively, for royalty payments to Mergence.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal and there are no liabilities recorded for warranty claims as of September 30, 2008.

The Company is required by the sublease agreement related to its Chelmsford, Massachusetts facility to provide a letter of credit in the amount of approximately $125,000 as a security deposit to the landlord of amounts due under the lease. Cash on deposit providing security in the amount of this letter of credit is classified as restricted cash in the Company’s consolidated balance sheets as of September 30, 2008 and 2007.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2008.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in, among other things, bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2008.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage for directors, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At September 30, 2008, the Company had $4,885,000 of cash and equivalents, an increase of $1,044,000 from September 30, 2007.

At September 30, 2008, the Company had working capital of $1,130,000 as compared to a working capital deficit of $279,000 as of September 30, 2007. The Company expects cash flows from operations to remain positive as it anticipates continued profitability in the future. However, if the Company’s cash flow from operations were to decline significantly, it may need to consider further reductions to its operating expenses. The Company does not anticipate additional cash requirements to fund significant growth or the acquisition of complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that the Company will be able to issue additional equity or obtain a new credit facility at attractive prices or rates, or at all.

The Company had net income of approximately $717,000 for the year ended September 30, 2008 as compared to a net income of approximately $1,669,000 for the year ended September 30, 2007 and net loss of approximately $555,000 for the year ended September 30, 2006. During the years ended September 30, 2008 and 2007, approximately $1,838,000 and $3,521,000, respectively, of cash was provided by the Company’s operations. During fiscal year 2008, the main source of cash from operations was net income adjusted for depreciation and amortization as well as a decrease in accounts receivable.

Net cash used in investing activities for the year ended September 30, 2008 of $1,030,000 is primarily related to earn-out payments associated with the Company’s IDARS acquisition, capitalized software development costs and the purchase of property and equipment.

Net cash provided by financing activities for the year ended September 30, 2008 of $515,000 is related to the proceeds from the exercise of stock options.

On May 3, 2006, the Company acquired certain assets of ClearStory Systems, Inc’s. Integrated Document Archiving and Retrieval Systems (“IDARS”) business. The acquisition of IDARS was consummated pursuant to an asset purchase agreement dated as of March 10, 2006 among the Company and Clearstory Systems, Inc. The purchase agreement includes a provision for payments over an 18 month period equal to 30% of net revenues from the IDARS business, excluding the first $337,500 of revenues, net of any claims. The earn-out payments are considered additional purchase price and were recorded as additional goodwill as incurred. At September 30, 2007, the Company had accrued approximately $329,000 related to such earn-out payments. In accordance with the asset purchase agreement, payments commenced during the Company’s third and fourth quarters of fiscal year 2007 and the final payments were made in the first quarter of fiscal year 2008. Accordingly, no amounts are accrued as of September 30, 2008.

The Mergence purchase agreement dated August 11, 2004 includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch Researcher product for a period of six years. As the cash payments are based on recognized revenue and no minimum payments are required, they are not expected to have a significant impact on the Company’s liquidity or cash flows. See the section titled “Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments” included elsewhere herein for a more complete disclosure of the Company’s commitments and contingent liabilities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements and liabilities in interim and annual reporting periods subsequent to initial recognition.  Prior to SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited guidance for applying those definitions in generally accepted accounting principles. SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning October 1, 2008.  In February 2008, the FASB delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company does not expect that the adoption of this Statement will have a material impact on its financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for the Company beginning October 1, 2008. The Company has not elected to measure eligible financial assets and liabilities at fair value and therefore adoption of this Statement did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired as well as the treatment of acquisition-related costs. This Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions after that time.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years or interim periods beginning after December 15, 2008. The Company does not believe this Statement will have any impact on its consolidated financial statements upon adoption.

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

Item 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At September 30, 2008, the Company did not participate in or hold any derivative financial instruments or commodity instruments.  The Company holds no investment securities that possess significant market risk.

Primary Market Risk Exposures

The Company’s primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by the Company’s foreign subsidiaries and are denominated in local currency. Approximately 30%, 31% and 32% of the Company’s revenues for 2008, 2007 and 2006, respectively, were from foreign subsidiaries. In addition, approximately 31%, 34% and 36% of the Company’s operating expenses for fiscal 2008, 2007 and 2006, respectively, were from foreign subsidiaries.

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

We have audited the accompanying consolidated balance sheets of Datawatch Corporation and subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datawatch Corporation and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, on October 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 23, 2008

DATAWATCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	September 30,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and equivalents	$4,885	$3,841
Accounts receivable, less allowance for doubtful accounts and sales returns of $236,000 in 2008 and $303,000 in 2007	3,287	4,174
Inventories	57	48
Prepaid expenses	361	527
Total current assets	8,590	8,590

Property and equipment:
Office furniture and equipment	2,046	2,090
Engineering equipment	180	288
	2,226	2,378
Less accumulated depreciation and amortization	(1,489)	(1,522)
Net property and equipment	737	856

Goodwill	6,116	6,020
Other intangible assets, net	2,577	2,676
Restricted cash	125	125
Other long-term assets	24	70
	$18,169	$18,337

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,028	$1,215
Accrued expenses	2,385	2,839
Deferred revenue	4,047	4,486
Accrued cost of acquisition	—	329
Total current liabilities	7,460	8,869

LONG-TERM LIABILITIES:
Deferred rent	120	179
Deferred revenue - long-term	145	122
Deferred tax liability	262	147
Other liabilities	100	—
Total long-term liabilities	627	448

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 20,000,000 shares authorized; issued, 5,928,604 shares and 5,647,666 shares, respectively; outstanding, 5,914,358 shares and 5,633,420 shares, respectively	59	56
Additional paid-in capital	23,421	22,684
Accumulated deficit	(12,430)	(13,072)
Accumulated other comprehensive loss	(828)	(508)
	10,222	9,160
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	10,082	9,020

	$18,169	$18,337

See notes to consolidated financial statements.

DATAWATCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended September 30,
	2008	2007	2006
REVENUE:
Software licenses and subscriptions	$12,435	$14,852	$13,145
Maintenance and services	10,595	10,407	7,666
Total revenue	23,030	25,259	20,811

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	2,218	2,468	2,268
Cost of maintenance and services	4,271	3,943	3,949
Sales and marketing	8,153	9,290	9,136
Engineering and product development	2,966	2,951	2,094
General and administrative	4,923	4,872	3,898
Total costs and expenses	22,531	23,524	21,345

INCOME (LOSS) FROM OPERATIONS	499	1,735	(534)
Interest expense	—	(33)	(18)
Interest income and other income (expense), net	292	107	40
Foreign currency transaction gains (losses)	79	(7)	(7)

INCOME (LOSS) FROM OPERATIONS BEFORE
INCOME TAXES	870	1,802	(519)
Provision for income taxes	(153)	(133)	(36)

NET INCOME (LOSS)	$717	$1,669	$(555)

Net income (loss) per share - Basic:	$0.12	$0.30	$(0.10)
Net income (loss) per share - Diluted:	$0.12	$0.29	$(0.10)

Weighted-Average Shares Outstanding - Basic	5,835	5,558	5,481
Weighted-Average Shares Outstanding - Diluted	6,035	5,855	5,481

See notes to consolidated financial statements.

DATAWATCH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years Ended September 30, 2008, 2007 and 2006
(In thousands, except share amounts)

					Accumulated
			Additional		Other	Comprehensive			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Income/	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Deficit	Loss	(Loss)	Shares	Amount	Equity

BALANCE, OCTOBER 1, 2005	5,383,084	$54	$21,957	$(14,186)	$(378)		(14,246)	$(140)	$7,307
Stock options exercised	143,401	1	180						181
Stock-based compensation expense			67						67
Comprehensive income (loss):
Translation adjustments					(44)	$(44)			(44)
Net loss				(555)		(555)			(555)

Total comprehensive loss						$(599)

BALANCE, SEPTEMBER 30, 2006	5,526,485	55	22,204	(14,741)	(422)		(14,246)	(140)	6,956
Stock options exercised	121,181	1	348						349
Stock-based compensation expense			132						132
Comprehensive income (loss):
Translation adjustments					(86)	(86)			(86)
Net income				1,669		1,669			1,669

Total comprehensive income						$1,583

BALANCE, SEPTEMBER 30, 2007	5,647,666	56	22,684	(13,072)	(508)		(14,246)	(140)	9,020
Adjustment to accumulated deficit upon adoption of FIN 48				(75)					(75)
Stock options exercised	280,938	3	512						515
Stock-based compensation expense			225						225
Comprehensive income (loss):
Translation adjustments					(320)	(320)			(320)
Net income				717		717			717

Total comprehensive income						$397

BALANCE, SEPTEMBER 30, 2008	5,928,604	$59	$23,421	$(12,430)	$(828)		(14,246)	$(140)	$10,082

See notes to consolidated financial statements.

DATAWATCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended September 30,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$717	$1,669	$(555)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	861	928	832
Impairment of trademark	—	39	—
Provision for doubtful accounts and sales returns	(67)	25	(149)
Loss on disposal of equipment	(1)	—	8
Gain on disolution of foreign subsidiaries	(147)	—	—
Stock-based compensation	225	132	67
Deferred income taxes	115	111	36
Changes in current assets and liabilities, net of effects of the acquisition of IDARS:
Accounts receivable	819	(320)	569
Inventories	(9)	(10)	22
Prepaid expenses and other assets	164	146	95
Accounts payable, accrued expenses and other liabilities	(590)	797	(197)
Deferred revenue	(249)	4	247
Cash provided by operating activities	1,838	3,521	975

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures	(237)	(136)	(912)
Proceeds from sale of equipment	2	8	2
Purchase of IDARS business, net of cash acquired	(424)	(671)	(4,575)
Capitalized software development costs	(411)	(81)	—
Decrease in restricted cash	—	—	268
Other assets	40	(25)	(9)
Cash used in investing activities	(1,030)	(905)	(5,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	515	349	181
(Repayments) borrowings on line of credit	—	(1,000)	1,000
Cash provided by (used in) financing activities	515	(651)	1,181

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
EQUIVALENTS	(279)	14	31

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,044	1,979	(3,039)
CASH AND EQUIVALENTS, BEGINNING OF YEAR	3,841	1,862	4,901
CASH AND EQUIVALENTS, END OF YEAR	$4,885	$3,841	$1,862

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$42	$31
Income taxes paid	$23	$4	$6

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

Revenue Recognition

The Company follows the guidance as defined by the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”) in recognizing revenue on software transactions. SOP 97-2 requires that revenue allocated to software products, specified upgrades and enhancements be recognized upon delivery of the related product, upgrades or enhancements. Revenue is allocated by vendor specific objective evidence (“VSOE”) of fair value to post-contract customer support (primarily maintenance) and is recognized ratably over the term of the support, and revenue allocated by VSOE to service elements (primarily training and consulting) is recognized as the services are performed. The residual method of revenue recognition is used for multi-element arrangements when the VSOE of the fair value does not exist for one of the delivered elements. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as supported by VSOE, is deferred and subsequently recognized in accordance with relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

The Company has two types of software product offerings: (1) Enterprise Software and (2) Desktop and Server Software. Enterprise Software products are sold directly to end-users and through value added resellers. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Sales to distributors and resellers accounted for approximately 41%, 39% and 40%, of total sales for the years ended September 30, 2008, 2007 and 2006, respectively. Revenue from the sale of all software products

(when separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by SOP 97-2.  The Company’s software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

Desktop and Server Software products are generally not sold in multiple element arrangements. Enterprise Software sales are generally multiple element arrangements which may include software licenses, professional services and post-contract customer support. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to the software license. In applying the residual method, the Company deducts from the sale proceeds the VSOE of fair value of the professional services and post-contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and do not involve modification or customization of the software or any unusual acceptance clauses or terms. Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post-contract customer support services is deferred and recognized ratably over the period of support (generally one year). Such deferred amounts are recorded as part of deferred revenue in the Company’s consolidated balance sheets.

The Company also sells its Enterprise Software using a subscription model. At the time a customer enters into a binding agreement to purchase a subscription, the customer is invoiced for an initial 90 day service period and an account receivable and deferred revenue are recorded. Beginning on the date the software is installed at the customer site and available for use by the customer, and provided that all other criteria for revenue recognition are met, the deferred revenue amount is recognized ratably over the period of the subscription. The customer is then invoiced every 90 days and revenue is recognized ratably over the period of the subscription. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The subscription renewal rate is the same as the initial subscription rate. Subscriptions can be cancelled by the customer at any time by providing 90 days prior written notice following the first year of the subscription term.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, BI Server and VorteXML sold directly to end-users, include a guarantee under which such customers may return products within 30 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition when Right of Return Exists.” Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company’s experience and history with its distributors and resellers allow for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Actual results could differ from the allowances recorded, and this difference could have a material effect on the Company’s financial position and results of operations.

For the fiscal years ended September 30, 2008, 2007 and 2006, changes to and ending balances of the allowance for doubtful accounts were approximately as follows:

	2008	2007	2006
	(in thousands)

Allowance for doubtful accounts balance - beginning of year	$223	$193	$294
Additions to the allowance for doubtful accounts	62	57	11
Deductions against the allowance for doubtful accounts	(114)	(27)	(112)
Allowance for doubtful accounts balance - end of year	$171	$223	$193

Sales Returns Reserve

The Company maintains reserves for potential future product returns.  The Company estimates future product returns based on its experience and history with the Company’s various distributors and resellers as well as by monitoring inventory levels at such companies. Adjustments are recorded as increases or decreases in revenue in the period of adjustment.  Actual returns have historically been within the range estimated by management. Actual results could differ from the reserve for sales returns recorded, and this difference could have a material effect on the Company’s financial position and results of operations.

For the fiscal years ended September 30, 2008, 2007 and 2006, changes to and ending balances of the sales returns reserve were approximately as follows:

	2008	2007	2006
	(in thousands)

Sales returns reserve balance - beginning of year	$80	$79	$123
Additions to the sales returns reserve	93	131	82
Deductions against the sales returns reserve	(108)	(130)	(126)
Sales returns reserve balance - end of year	$65	$80	$79

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life of the product (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 24 to 36 months.

For the fiscal years ended September 30, 2008, 2007 and 2006, amounts related to capitalized and purchased software development costs and purchased software were approximately as follows:

	2008	2007	2006
	(in thousands)

Capitalized and purchased software balance - beginning of year	$395	$473	$583
Capitalized software development costs	411	81	—
Capitalized purchased software	—	—	180
Amortization of capitalized software development costs and purchased software	(142)	(159)	(290)
Capitalized and purchased software balance - end of year	$664	$395	$473

Cash and Equivalents

Cash and equivalents include cash on hand, cash deposited with banks and highly liquid securities including money market investments and short-term treasury deposits with maturities of 90 days or less when purchased.

Concentration of Credit Risks and Major Customers

The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary credit terms. One customer, Ingram Micro Inc., individually accounted for 21%, 15% and 16% of total revenue in 2008, 2007 and 2006, respectively. Ingram Micro Inc. accounted for 26% and 15% of outstanding gross trade receivables as of September 30, 2008 and 2007, respectively. One other customer, Tech Data Product Management, individually accounted for approximately 8%, 13% and 13% of total revenue in 2008, 2007 and 2006, respectively. Tech Data Product Management accounted for 4% and 20% of outstanding gross trade receivables as of September 30, 2008 and 2007, respectively. The Company sells to Ingram Micro Inc. and Tech Data Product Management under distribution agreements, which automatically renew for successive one-year terms unless terminated. Other than these two customers, no other customer constitutes a significant portion (more than 10%) of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Deferred Revenue

Deferred revenue consisted of the following at September 30:

	2008	2007
	(in thousands)

Maintenance	$3,763	$4,012
Other	429	596
Total	4,192	4,608

Less: Long-term portion of deferred maintenance	(145)	(122)

Current portion of deferred revenue	$4,047	$4,486

Maintenance deferred revenue consists of the unearned portion of post-contract customer support services provided by the Company to customers who purchased maintenance agreements for the Company’s products. Maintenance revenues are recognized on a straight-line basis over the term of the maintenance period, generally 12 months.

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

Property and Equipment

 Property and equipment consists of office equipment, furniture and fixtures, software and leasehold improvements, all of which are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or over the terms, if shorter, of the related leases. Useful lives and lease terms range from one to seven years. Depreciation and amortization expense related to property and equipment was $352,000, $407,000 and $363,000, respectively, for the years ended September 30, 2008, 2007 and 2006.

Long-Lived Assets

The Company periodically evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful lives of long-lived assets and certain identifiable intangibles may warrant revision or that the carrying value of these assets may be impaired. To determine whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the respective assets are compared to the carrying value. To the extent that the undiscounted future cash flows are less than the carrying value, the fair value of the asset is determined and an impairment is recognized. If such fair value is less than the current carrying value, the asset is written down to its estimated fair value. No such impairments were recorded during the year ended September 30, 2008. An impairment of $39,000 related to one of the Company’s trademarks was recorded in the year ended September 30, 2007.

Goodwill and Other Intangible Assets

Other intangible assets consist of internally developed software costs, acquired technology, patents, customer lists, trademarks and non-compete agreements acquired through business combinations. The values allocated to the majority of these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in cost of software licenses and subscriptions. The values allocated to customer relationships and non-compete agreements are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in sales and marketing expenses. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

Goodwill and certain trademarks are not subject to amortization and are tested annually, on May 31st, for impairment or more frequently if events and circumstances indicate that the asset might be impaired. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired, but if the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, must be measured. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. The Company’s stock price is highly volatile and has experienced significant declines since September 30, 2008. If the Company’s stock price does not improve prior to the end of the first quarter of fiscal 2009 or if other factors indicate that it is more likely than not that an impairment may exist, the Company could determine that an interim impairment test is required, which could result in a non-cash impairment charge.

Changes in the carrying amounts of goodwill for the years ended September 30, 2008 and 2007 are as follows (in thousands):

	2008	2007

Balance at beginning of year	$6,020	$5,236
Acquisition of IDARS business	96	784
Balance at end of year	$6,116	$6,020

The Company has the following other intangible assets as of September 30, 2008 and 2007:

	Weighted	September 30, 2008			September 30, 2007
	Average	Gross			Gross
Identified Intangible	Useful Life	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
Asset	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)

Capitalized software	2	$1,828	$1,384	$444	$1,747	$1,671	$76
Purchased software	5	700	480	220	700	381	319
Patents	20	160	33	127	160	24	136
Customer lists	10	1,790	531	1,259	1,790	337	1,453
Non-compete agreements	4	640	409	231	640	254	386
Trademark	2	21	10	11	21	—	21
Trademark	indefinite	285	—	285	285	—	285

Total		$5,424	$2,847	$2,577	$5,343	$2,667	$2,676

During fiscal 2007, the Company determined that a trademark with a carrying value of $60,000 no longer had an indefinite useful life and was impaired by $39,000.  The remaining balance of $21,000 is being amortized over the remaining estimated useful life of two years.

During fiscal 2008, the Company wrote-off approximately $329,000 of fully-amortized capitalized software costs for technology no longer in use.

The intangible asset amounts amortized to cost of software licenses and subscriptions totaled $160,000, $167,000 and $300,000 for fiscal 2008, 2007 and 2006, respectively. Intangible asset amounts amortized to sales and marketing expense totaled $349,000, $354,000 and $178,000, respectively.

As of September 30, 2008, the estimated future amortization expense related to amortizing intangible assets was as follows (in thousands):

Years Ending September 30,

2009	$678
2010	555
2011	195
2012	174
2013	174
Thereafter	516

Total estimated future amortization expense	$2,292

Restricted Cash

At September 30, 2008 and 2007, restricted cash consisted of a $125,000 security deposit in the form of an irrevocable letter of credit held in escrow for the landlord of the Company’s Chelmsford, MA corporate offices.

Financial Instruments

The Company’s financial instruments consist primarily of cash and equivalents, accounts receivable and accounts payable and their carrying values approximate fair value because of their short-term nature.

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

The following table presents the options that were not included in the computation of diluted net income per share, because the exercise price of the options was greater than the average market price of the common stock for the years ended September 30, 2008, 2007 and 2006:

	2008	2007	2006

Quantity of option shares not included	227,751	190,042	255,753
Weighted-average exercise price	$5.00	$4.90	$4.76

Foreign Currency Translations and Transactions

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at rates in effect at each balance sheet date. Revenues, expenses and cash flows are translated into U.S. dollars at average rates prevailing when transactions occur. The related translation adjustments are reported as a separate component of shareholders’ equity under the heading “Accumulated Other Comprehensive Loss.” Gains and losses resulting from transactions that are denominated in currencies other than the applicable unit’s functional currency are included in the operating results of the Company and were $79,000 for the year ended September 30, 2008.  Foreign currency gains and losses were not material in the years ended September 30, 2007 or 2006.

Advertising and Promotional Materials

Advertising costs are expensed as incurred and amounted to $281,000, $311,000 and $325,000 in 2008, 2007 and 2006, respectively. Direct mail/direct response costs are expensed as the associated revenue is recognized. The amortization period is based on historical results of previous mailers (generally three to six months from the date of the mailing). Direct mail expense was $54,000, $164,000 and $33,000 in 2008, 2007 and 2006, respectively. At September 30, 2007, deferred direct mail/direct response costs were $4,000. These costs were included under the caption “prepaid expenses” in the accompanying consolidated balance sheets. There were no deferred direct mail/direct response costs at September 30, 2008.

Stock-Based Compensation

The Company recognizes stock-based compensation expense in accordance with SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Under the provisions of SFAS No. 123(R), the Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s share-based awards are accounted for initially as equity instruments. See additional Stock-Based Compensation disclosure in Note 7 to the Company’s consolidated financial statements.

Comprehensive Income (Loss)

The only item other than net income (loss) that is included in comprehensive income (loss) is foreign currency translation adjustments. Foreign currency translation losses arising during 2008, 2007 and 2006 were $320,000, $86,000, and $44,000, respectively. In fiscal 2008, the Company recognized a $147,000 gain primarily consisting of cumulative translation adjustments as a result of the liquidation of two of its foreign subsidiaries: Datawatch France SARL and Datawatch GmbH, which is included in interest income and other income (expense), net in the consolidated statements of operations for the year ended September 30, 2008.

Segment Information

The Company has determined that it has only one operating segment meeting the criteria established under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s chief operating decision maker, (determined to be the Chief Executive Officer), does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based on the Company’s consolidated operating results. See Note 9 for information about the Company’s revenue by product lines and geographic operations.

Guarantees and Indemnifications

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. The Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2008 and 2007.

The Company is required by the lease related to its Chelmsford, Massachusetts facility to provide a letter of credit in the amount of $125,000 as a security deposit to provide credit support for payment to the landlord of amounts due under the lease.  As previously disclosed, cash on deposit providing security in the amount of this letter of credit is classified as part of restricted cash in the Company’s consolidated balance sheets at September 30, 2008. See Note 5 for disclosure of minimum rental commitments under non-cancelable operating leases.

In August 2004, the Company entered into a Stock Purchase Agreement for the acquisition of Mergence in which the Company made certain warranties regarding, among other things, its legal authority to enter into the agreement consummating the acquisition and its ability to continue in its business.  The Company further agreed to indemnify the sellers of Mergence and hold them harmless for any damages incurred or suffered arising out of any misrepresentation or breach of such warranties made by the Company in the agreement. The Company believes that no such misrepresentations or breaches of warranty exist, or are likely to exist in the future, and, accordingly, has recorded no liabilities related to such indemnification as of September 30, 2008 and 2007.

The Company enters into indemnification agreements in the ordinary course of business.  Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual and the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2008 and 2007.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2008 and 2007.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy limits the Company’s exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage for directors, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2008 and 2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements and liabilities in interim and annual reporting periods subsequent to initial recognition.  Prior to SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited guidance for applying those definitions in generally accepted accounting principles. SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning October 1, 2008. In February 2008, the FASB delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company does not expect that the adoption of this Statement will have a material impact on its financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for the Company beginning October 1, 2008. The Company has not elected to measure eligible financial assets and liabilities at fair value and therefore adoption of this Statement did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired, as well as the treatment of acquisition-related costs. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions after that time.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe this Statement will have any impact on its consolidated financial statements upon adoption.

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

2.  ACQUISITION

On May 3, 2006, the Company acquired certain assets and assumed certain liabilities of ClearStory Systems, Inc.’s Integrated Document Archiving and Retrieval Systems (“IDARS”) business. The acquisition of IDARS was consummated pursuant to an asset purchase agreement dated March 10, 2006 among the Company and ClearStory Systems, Inc. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based on their estimated fair values. The operating results of IDARS for the period beginning May 3, 2006 are included in the consolidated financial statements. The acquisition cost for IDARS was approximately $4,790,000, consisting of $4,349,000 in cash and direct acquisition costs of approximately $441,000. Additional acquisition costs included an 18-month earn-out payment equal to 30% of net revenues from the IDARS business excluding the first $337,500 of revenues, net of any claims. The earn-out payments were considered additional purchase price and were recorded as additional goodwill when incurred. At September 30, 2007, the Company accrued approximately $329,000 related to such earn-out payments. In accordance with the asset purchase agreement, payments commenced during the third and fourth quarters of fiscal 2007 and the final payments were made in the first quarter of fiscal year 2008. Accordingly, no amounts are accrued at September 30, 2008. Since the acquisition date, the Company made payments totaling approximately $1.1 million related to the IDARS earn-out arrangement. The goodwill associated with this acquisition is deductible for tax purposes and has a 15 year amortization period for tax purposes.

3.	INVENTORIES

Inventories consisted of the following at September 30:

	2008	2007
	(in thousands)

Raw materials	$44	$32
Finished goods	13	16

Total	$57	$48

4.	ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30:

	2008	2007
	(in thousands)

Accrued salaries and benefits	$412	$357
Accrued royalties and commissions	1,092	1,542
Accrued professional fees	375	421
Other	506	519

Total	$2,385	$2,839

5.        COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire through 2011. The lease agreements generally provide for the payment of minimum annual rentals, pro-rata share of taxes, and maintenance expenses. Rental expense for all operating leases was $440,000, $511,000 and $632,000 for the years ended September 30, 2008, 2007 and 2006, respectively.  Certain of the Company’s facility leases include options to renew.

As of September 30, 2008, minimum rental commitments under noncancelable operating leases are as follows (in thousands):

Years Ending September 30,

2009	346
2010	196
2011	139

Total future minimum lease payments	$681

Royalties

The Company is committed to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses and subscriptions was $1,779,000, $1,865,000 and $1,602,000 for the years ended September 30, 2008, 2007 and 2006, respectively. The Company is not obligated to pay minimum royalty amounts.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation.  The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch Researcher product until September 30, 2010. The Company expensed approximately $4,000, $17,000 and $5,000, respectively, for the years ended September 30, 2008, 2007 and 2006.

Contingencies

From time to time, the Company is subject to other claims and may be party to other actions that arise in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

6.	INCOME TAXES

Income (loss) from operations before income taxes consists of the following for the years ended September 30:

	2008	2007	2006
	(in thousands)

Domestic	$(2)	$2,078	$1,551
Foreign	872	(276)	(2,070)

Total	$870	$1,802	$(519)

The provision for income taxes consisted of the following for the years ended September 30:

	2008	2007	2006
	(in thousands)
Current:
Federal	$—	$12	$—
State	13	9	—
Foreign	25	1	—
	38	22	—

Deferred:
Federal	295	138	(26)
State	8	52	10
Foreign	—	—	(32)
Change in valuation allowance	(188)	(79)	84
	115	111	36

Total provision	$153	$133	$36

At September 30, 2008, the Company had U.S. federal tax loss carryforwards of approximately $7.3 million, expiring at various dates through 2028, including $210,000 resulting from the Mergence acquisition during 2004 which are subject to additional annual limitations as a result of the changes in Mergence’s ownership, and had approximately $1.7 million in state tax loss carryforwards, which also expire at various dates through 2028. An alternative minimum tax credit of approximately $157,000 is available to offset future regular federal taxes. Research and development credits of approximately $397,000 expire beginning in 2011. In addition, the Company has the following net operating loss carryforwards: United Kingdom losses of $9.0 million with no expiration date and Australia losses of $3.3 million with no expiration date.

The components of the Company’s net deferred tax assets are as follows at September 30:

	2008	2007	2006
	(in thousands)
Deferred tax liabilities:
Goodwill amortization	$(262)	$(147)	$(36)
Prepaid expenses	(27)	(71)	(58)
Acquired intangibles	(84)	(152)	(356)
	(373)	(370)	(450)
Deferred tax assets:
Net operating loss carryforwards	3,563	3,931	4,147
Research and development credits	397	499	418
Accounts and notes receivable reserves	69	84	144
Alternative minimum tax credits	157	157	148
Depreciation and amortization	349	734	182
Deferred rent	71	92	95
Other	184	311	54
	4,790	5,808	5,188

Total	4,417	5,438	4,738

Valuation allowance	(4,679)	(5,585)	(4,774)

Deferred tax liability, net	$(262)	$(147)	$(36)

For financial reporting purposes, the Company had profitable income from domestic operations in 2007 and 2006 but incurred a loss from domestic operations in 2008. The Company had operating losses from its significant international subsidiaries during the years ended September 30, 2007 and 2006. The Company had domestic taxable losses in 2008 and 2006 and had marginal domestic taxable income in 2007 as the Company’s subsidiaries in the

United Kingdom are treated as branches on the domestic tax returns and, accordingly, any losses at such subsidiaries are recorded on the domestic income tax returns. Prior to the results of the last three years, the Company experienced significant losses from operations, both domestically and internationally, over several prior years. The Company has also had a history of certain state net operating loss carryforwards expiring. Approximately $6.8 million of state net operating loss carryforwards expired in fiscal 2008. Accordingly, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided.

SFAS No. 109, “Accounting for Income Taxes,” requires recognition of deferred tax liabilities and deferred tax assets (and related valuation allowances, if necessary) for the excess of tax-deductible goodwill over goodwill for financial reporting purposes. The tax benefit for the excess tax-deductible goodwill is recognized when realized on the tax return. During fiscal year 2006, Datawatch acquired the business assets of IDARS that resulted in tax-deductible amortization being recognized as a deferred tax expense in 2008, 2007 and 2006. As the goodwill is deducted for tax purposes, a deferred tax expense will be recognized each year with a corresponding deferred tax liability equal to the excess of tax amortization over the amortization for financial reporting purposes. During the fiscal years ended September 30, 2008, 2007 and 2006, the Company recorded deferred tax expense of approximately $115,000, $111,000 and $36,000, respectively.

The following table reconciles the Company’s tax provision based on its effective tax rate to its tax provision based on the federal statutory rate of 34% for the years ended September 30, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Provision at federal statutory rate	$296	$613	$(176)
State, net of federal impact	13	21	6
Foreign income taxes	25	(473)	(76)
Valuation allowance (decrease) increase	(188)	(79)	350
Extra-territorial income exclusion	—	—	(72)
Other	(7)	51	4

Provision for income taxes	$153	$133	$36

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

Under FIN 48, the Company first determines whether it would “more likely than not” sustain its tax position if it were analyzed with full knowledge of all the relevant facts and other information. For those tax positions that meet this threshold, the Company measures the amount of tax benefit based on the largest amount of tax benefit that the Company has a greater than 50% chance of realizing in a final settlement with the relevant authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations.

Upon adoption of FIN 48, the Company recorded a reduction of the Company’s deferred tax asset in the amount of $646,000 and a corresponding reduction to the valuation allowance of $646,000. The Company recorded a $75,000 tax liability related to tax exposures that could result in cash payments. This amount was recorded as an increase to other long-term liabilities and an increase in the accumulated deficit on the Company’s consolidated balance sheets. The Company also increased this liability by $25,000 during fiscal 2008. It does not expect this liability to change significantly during the next twelve months. The Company has not accrued any interest and penalties associated with this liability as they are immaterial. Also, in fiscal 2008, the Company recorded additional uncertain tax positions of approximately $13,000 which were recorded as a reduction of the Company’s deferred tax asset and a corresponding reduction to its valuation allowance. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its consolidated statements of operations.

As of October 1, 2007, the Company had approximately $721,000 of total gross unrecognized tax benefits (before consideration of any valuation allowance). These unrecognized tax benefits represent differences between tax positions taken by the Company in its various consolidated and separate worldwide tax returns and the benefits recognized and measured pursuant to FIN 48. This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The change in the unrecognized tax benefits in fiscal 2008 was as follows:

Balance at October 1, 2007	$721
Additions for prior year tax positions	38

Balance at September 30, 2008	$759

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such jurisdictions as the United Kingdom, Australia, and the United States, and as a result, files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The fiscal years ended September 30, 2005 through September 30, 2007 are generally still open to examination in the jurisdictions listed above.

7.	SHAREHOLDERS’ EQUITY

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

On October 4, 1996, the Company established the 1996 International Employee Non-Qualified Stock Option Plan. Pursuant to this plan, nonqualified options were available to be granted to any employee or consultant of any of the Company’s foreign subsidiaries through October 4, 2006. This plan expired on October 4, 2006.

On December 10, 1996, the Company established the Datawatch Corporation 1996 Stock Plan, which provides for the granting of both incentive stock options and nonqualified options, the award of Company common stock, and opportunities to make direct purchases of Company common stock (collectively, “Stock Rights”), as determined by a committee appointed by the Board of Directors. Options pursuant to this plan were available to be granted through December 9, 2006 and shall vest as specified by this committee. This plan expired on December 9, 2006.

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

The Company recognizes stock-based compensation expense in accordance with SFAS No. 123(R) which requires all share-based awards, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Under the provisions of SFAS No. 123(R), the Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s stock compensation awards are accounted for as equity instruments and there have been no liability awards granted.

Stock-based compensation expense for the fiscal years ended September 30, 2008, 2007 and 2006 was $225,000, $132,000 and $67,000, respectively, which was included in the following expense categories (in thousands):

	Years Ended September 30,
	2008	2007	2006

Sales and marketing	$68	$51	$25
Engineering and product development	16	11	7
General and administrative	141	70	35

	$225	$132	$67

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate and dividend yield. The weighted-average fair values of the options granted under the stock options plans were $3.11, $1.54 and $3.10 for the years ended September 30, 2008, 2007 and 2006, respectively. The total intrinsic value of options exercised during the years ended September 30, 2008, 2007 and 2006 was approximately $1,156,000, $190,000 and $184,000, respectively. Total cash received from option exercises during the years ended September 30, 2008, 2007 and 2006 was $515,000, $349,000 and $181,000, respectively. The tax benefit realized from stock options exercised was $697,000, $187,000 and $463,000, respectively. As of September 30, 2008, there was $315,000 of total unrecognized compensation cost related to nonvested stock option arrangements, which is expected to be recognized over a weighted-average period of 1.97 years.

The table below indicates the key assumptions used in the option valuation calculations for options granted for the years ended September 30, 2008 and 2007:

	2008	2007
Expected life	5 years	5 years
Expected volatility	70.11% - 73.26%	75.88% - 83.34%
Weighted-average volatility	72.56%	77.63%
Risk-free interest rate	2.87% - 4.03%	4.48% - 4.99%
Dividend yield	0.0%	0.0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company uses an expected stock-price volatility assumption that is based on historical volatilities of the Company’s stock which are obtained from public data sources. The risk-free interest rate is equal to the historical U.S. Treasury zero-coupon bond rate with a remaining term equal to the expected life of the option. The expected life is based on historical trends and data. With regard to the weighted-average option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect. Based on the Company’s historical voluntary turnover rates, an annualized estimated forfeiture rate of 10% has been used in calculating the estimated cost. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

At September 30, 2008, 600,000 shares were authorized and 379,500 shares were available for future issuance under the 2006 Plan.

The following table is a summary of combined activity for all of the Company’s stock option plans:

		Weighted-	Weighted - Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value $(000)

Outstanding, October 1, 2005	912,042	$2.39
Granted	100,000	4.14
Canceled	(16,325)	6.89
Exercised	(143,401)	1.26
Outstanding, September 30, 2006	852,316	2.65
Granted	110,000	2.67
Canceled	(31,592)	4.38
Exercised	(121,181)	2.88
Outstanding, September 30, 2007	809,543	2.55
Granted	98,000	4.99
Canceled	(49,753)	4.63
Exercised	(275,934)	1.87
Outstanding, September 30, 2008	581,856	$3.10	4.92	$103

Vested or expected to vest, September 30, 2008	568,788	$3.08	4.77	$103
Exercisable, September 30, 2008	451,174	$2.80	4.62	$103
Exercisable, September 30, 2007	685,828	$2.43

The following table presents weighted-average price and life information regarding options outstanding and exercisable at September 30, 2008:

Outstanding				Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise		Exercise
Prices	Shares	Life (Years)	Price	Shares	Price

$ 0.74 – $3.10	314,961	4.04	$1.75	273,325	$1.66
$3.11 – $5.76	243,113	6.18	4.44	162,399	4.27
$5.77 – $7.59	23,782	3.60	7.44	15,450	7.55

	581,856	4.92	$3.10	451,174	$2.80

Restricted Stock Units

The Company periodically grants awards of restricted stock units (“RSU”) to each of its non-employee Directors on a discretionary basis pursuant to its 2006 Plan. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at September 30, 2008 was 27,496. Each RSU vests at the rate of 33.33% on each of the first through third anniversaries of the grant date with final vesting of the most recent grants scheduled to occur in March 2011. The fair value related to the RSUs was calculated based on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to general and administrative expense. The fair value of the RSUs granted in fiscal years 2008 and 2007, respectively, was approximately $62,000 (or $3.53 fair value per share) and $52,000 (or $3.49 weighted average fair value per share). There were no RSUs granted in fiscal year 2006. The Company recorded compensation related to the RSUs of $29,000 and $8,000 during the years ended September 30, 2008 and 2007, respectively, which is included in the total stock-based compensation expense disclosed above. As of September 30, 2008, there was $77,000 of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.1 years.

The following table presents RSU information for the fiscal year ended September 30, 2008:

Number of
RSUs
Outstanding

Outstanding, October 1, 2007	15,000
Granted	17,500
Vested	(5,004)
Outstanding, September 30, 2008	27,496

8.	RETIREMENT SAVINGS PLAN

The Company has a 401(k) retirement savings plan covering substantially all of the Company’s full-time domestic employees. Under the provisions of the plan, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company did not make any contributions to the 401(k) retirement savings plan in fiscal 2008, 2007 or 2006.

9.       SEGMENT INFORMATION

The following table presents information about the Company’s revenues by product line for the years ended September 30:

	2008	2007	2006

Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Visual Insight and VorteXML)	67%	67%	73%

Content Management Solutions (including Datawatch BDS, Datawatch MailManager and Datawatch Researcher)	16%	14%	5%

Business Service Management and Workflow Solutions (including Visual QSM and Visual HD)	17%	19%	22%

	100%	100%	100%

The Company conducts operations in the U.S. and internationally (principally in the United Kingdom).  The following table presents information about the Company’s geographic operations:

		International
		(Principally
	Domestic	U.K.)	Eliminations	Total
	(In thousands)
Year Ended September 30, 2008
Total revenue	$17,476	$6,875	$(1,321)	$23,030
Operating income (loss)	530	(31)	—	499
Long-lived assets	9,515	64	—	9,579

Year Ended September 30, 2007
Total revenue	$18,521	$7,800	$(1,062)	$25,259
Operating income (loss)	2,091	(356)	—	1,735
Long-lived assets	9,632	115	—	9,747

Year Ended September 30, 2006
Total revenue	$15,110	$6,676	$(975)	$20,811
Operating income (loss)	565	(1,099)	—	(534)
Long-lived assets	8,806	881	—	9,687

10.           QUARTERLY RESULTS (UNAUDITED)

Supplementary Information:

	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Year Ended September 30, 2008:
Software license and subscription revenue	$3,333	$3,155	$3,116	$2,831
Maintenance and service revenue	2,734	2,718	2,659	2,484
Cost of software licenses and subscriptions	572	550	556	540
Cost of maintenance and services	1,120	1,177	1,031	943
Expenses	4,175	4,077	4,170	3,620
Income from operations	200	69	18	212
Net income	247	83	91	296

Net income per share - basic	$0.04	$0.01	$0.02	$0.05
Net income per share - diluted	$0.04	$0.01	$0.02	$0.05

Year Ended September 30, 2007:
Software license and subscription revenue	$3,438	$3,257	$4,091	$4,066
Maintenance and service revenue	2,338	2,892	2,392	2,785
Cost of software licenses and subscriptions	537	560	691	680
Cost of maintenance and services	1,032	983	922	1,006
Expenses	4,117	4,138	4,470	4,388
Income from operations	90	468	400	777
Net income	34	424	382	829

Net income per share - basic	$0.01	$0.08	$0.07	$0.15
Net income per share - diluted	$0.01	$0.07	$0.06	$0.14

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

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that: 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making its assessment, management used the criteria set forth in “Internal Control–Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting is effective as of September 30, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the

Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors may be found under the caption “Election of Directors” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2008. Such information is incorporated herein by reference. Information with respect to the Company’s executive officers may be found under the caption “Executive Officers of the Registrant” appearing in Part I of this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

The information set forth under the captions “Compensation and Other Information Concerning Directors and Officers” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2008 is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption “Principal Holders of Voting Securities” and “Equity Compensation Plans” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2008 is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Transactions” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2008 is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Principal Accountant Fees and Services” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2008 is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)	1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2008 and 2007
Consolidated Statements of Operations for the Years Ended September 30, 2008, 2007 and 2006
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended September 30, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended September 30, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

All schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

3.  List of Exhibits

Ex. No.                                                             Description

(1)	3.1	Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(6)	3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(1)	3.3	By-Laws, as amended, of the Registrant (Exhibit 3.3)
(1)	4.1	Specimen certificate representing the Common Stock (Exhibit 4.4)
(4)	4.2	Warrant to Purchase Stock issued to Silicon Valley Bank, dated January 17, 2001 (Exhibit 4.1)
(11)	10.2*	Form of Incentive Stock Option Agreement of the Registrant (Exhibit 10.2)
(11)	10.3*	Form of Nonqualified Stock Option Agreement of the Registrant (Exhibit 10.3)
(1)	10.4	Software Development and Marketing Agreement by and between Personics Corporation and Raymond Huger, dated January 19, 1989 (Exhibit 10.12)
(9)	10.5	Option Purchase Agreement by and among Datawatch Corporation, Personics Corporation and Raymond J. Huger dated April 29, 2005. (Exhibit 10.1)
(8)	10.6	Distribution Agreement, dated December 10, 1992, by and between Datawatch Corporation and Ingram Micro Inc. (Exhibit 10.2)
(2)	10.7*	1996 Non-Employee Director Stock Option Plan, as amended on December 10, 1996 (Exhibit 10.30)
(2)	10.8*	1996 International Employee Non-Qualified Stock Option Plan (Exhibit 10.31)
(8)	10.9*	1996 Stock Plan as amended as of March 7, 2003 (Exhibit 10.1)
(3)	10.10	Indemnification Agreement between Datawatch Corporation and James Wood, dated January 12, 2001 (Exhibit 10.1)
(3)	10.11	Indemnification Agreement between Datawatch Corporation and Richard de J. Osborne, dated January 12, 2001 (Exhibit 10.2)
(5)	10.12	Form of Indemnification Agreement between Datawatch Corporation and each of its Non-Employee Directors (Exhibit 10.1)
(5)	10.13*	Advisory Agreement, dated April 5, 2001, by and between Datawatch Corporation and Richard de J. Osborne (Exhibit 10.2)
(7)	10.14*	Executive Agreement, dated April 25, 2002, by and between Datawatch Corporation and John Kitchen (Exhibit 10.2)
(10)	10.15	Stock Purchase Agreement among Datawatch Corporation, Mergence Technologies Corporation and the Management Sellers, dated as of August 11, 2005 (Exhibit 2.1).
(10)	10.16	Form of Stock Purchase Agreement among Datawatch Corporation, Mergence Technologies Corporation and the Non-Management Sellers, dated as of August 11, 2005 (Exhibit 2.2)
(12)	10.17*	Form of Lock-up Agreement between Datawatch Corporation and each Executive Officer of Datawatch Corporation, dated September 26, 2005 (Exhibit 99.1)

(12)	10.18	Sublease Agreement, dated September 28, 2005, between Tellabs Operations, Inc., and Datawatch Corporation (Exhibit 99.2)
(14)	10.19	February 2006 Amendment to Software Development and Marketing Agreement, dated February 21, 2006 by and among the Company, Personics Corporation, Raymond J. Huger and Math Strategies (Exhibit 10.1)
(14)	10.20	Amendment to Option Purchase Agreement, dated February 21, 2006 by and among the Company, Personics Corporation, Raymond J. Huger and Math Strategies (Exhibit 10.2)
(15)	10.21*	2006 Equity Compensation and Incentive Plan
(20)	10.22*	Form of 2006 Non-Qualified Stock Option Agreement for Directors (Exhibit 10.26)
(20)	10.23*	Form of 2006 Non-Qualified Stock Option Agreement for Officers (Exhibit 10.27)
(20)	10.24*	Form of 2006 Incentive Stock Option Agreement for Officers (Exhibit 10.28)
(16)	10.25	Asset Purchase Agreement dated as of March 10, 2006 between Datawatch Corporation and ClearStory Systems, Inc. (Exhibit 10.1)
(21)	10.26*	Executive Agreement, dated March 26, 2007, between Datawatch Corporation and Murray Fish (Exhibit 10.1)
(22)	10.27*	Form of Restricted Stock Unit Agreement for Directors (Exhibit 10.1)
(23)	10.28*	Management Consulting Agreement dated October 22, 2007 by and between Robert W. Hagger and Datawatch Corporation (Exhibit 10.1)
	21.1	Subsidiaries of the Registrant (filed herewith)
	23.1	Consent of Independent Registered Pubic Accounting Firm (filed herewith)
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Indicates a management contract or compensatory plan or contract.

Note: The number given in parenthesis next to each item listed above indicates the corresponding exhibit in each filing listed below.
(1)	Previously filed as an exhibit to Registration Statement 33-46290 on Form S-1 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated February 2, 2001 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference.
(5)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(6)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
(9)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated August 20, 2004 and incorporated herein by reference.
(11)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated November 2, 2004 and incorporated herein by reference.
(12)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated September 26, 2005 and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated February 21, 2006 and incorporated herein by reference.
(14)	Previously filed as Appendix A to Registrant’s Definitive Proxy Statement dated January 30, 2006 and incorporated herein by reference.
(15)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and incorporated herein by reference.
(16)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 10, 2006 and incorporated herein by reference.
(17)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 26, 2007 and incorporated herein by reference.
(18)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated August 2, 2007 and incorporated herein by reference.
(19)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated October 23, 2007 and incorporated herein by reference.

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

Datawatch Corporation

Date:	December 24, 2008	By:	/s/ Kenneth P. Bero
Kenneth P. Bero
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kenneth P. Bero	President, Chief Executive Officer and Director	December 24, 2008
Kenneth P. Bero	(Principal Executive Officer)

/s/ Murray P. Fish	Vice President of Finance, Chief Financial Officer,	December 24, 2008
Murray P. Fish	Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

/s/ Richard de J. Osborne	Chairman of the Board	December 24, 2008
Richard de J. Osborne

/s/ Robert W. Hagger	Director	December 24, 2008
Robert W. Hagger

/s/ Thomas H. Kelly	Director	December 24, 2008
Thomas H. Kelly

/s/ Terry W. Potter	Director	December 24, 2008
Terry W. Potter

/s/ David T. Riddiford	Director	December 24, 2008
David T. Riddiford

/s/ William B. Simmons, Jr.	Director	December 24, 2008
William B. Simmons, Jr.

/s/ James Wood	Director	December 24, 2008
James Wood