Form 10-Q
period 2008-12-31
DATAWATCH CORP
filed 2009-02-17
CIK 792130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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
Yes   ☐    No  ☒

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of February 11, 2009 was 5,914,358.

DATAWATCH CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended December 31, 2008

PART I. FINANCIAL INFORMATION
Item 1:  FINANCIAL STATEMENTS

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	December 31,	September 30,
	2008	2008
ASSETS
CURRENT ASSETS:
Cash and equivalents	$4,920	$4,885
Accounts receivable, net	3,212	3,287
Inventories	44	57
Prepaid expenses	450	361
Total current assets	8,626	8,590

Property and equipment, net	656	737
Goodwill	6,116	6,116
Other intangible assets, net	2,636	2,577
Restricted cash	125	125
Other long-term assets	20	24

	$18,179	$18,169

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$695	$1,028
Accrued expenses	2,140	2,385
Deferred revenue	4,456	4,047
Total current liabilities	7,291	7,460

LONG-TERM LIABILITIES:
Deferred rent	105	120
Deferred revenue - long-term	187	145
Deferred tax liability	291	262
Other liabilities	106	100
Total long-term liabilities	689	627

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 20,000,000 shares authorized;
issued, 5,928,604 shares for both periods;
outstanding, 5,914,358 shares for both periods	59	59
Additional paid-in capital	23,479	23,421
Accumulated deficit	(12,045)	(12,430)
Accumulated other comprehensive loss	(1,154)	(828)
	10,339	10,222
Less treasury stock, at cost—14,246 shares	(140)	(140)
Total shareholders’ equity	10,199	10,082

	$18,179	$18,169

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended December 31,
	2008	2007
REVENUE:
Software licenses and subscriptions	$2,840	$3,333
Maintenance and services	2,362	2,734
Total revenue	5,202	6,067

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	530	572
Cost of maintenance and services	873	1,120
Sales and marketing	1,661	2,220
Engineering and product development	713	749
General and administrative	1,166	1,206
Total costs and expenses	4,943	5,867

INCOME FROM OPERATIONS	259	200

Interest income and other income (expense), net	170	96

INCOME BEFORE INCOME TAXES	429	296
Provision for income taxes	44	49

NET INCOME	$385	$247

Net income per share—Basic	$0.07	$0.04
Net income per share—Diluted	$0.06	$0.04

Weighted-Average Shares Outstanding—Basic	5,914,358	5,654,493

Weighted-Average Shares Outstanding—Diluted	5,943,255	5,910,091

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 (In thousands)

	Three Months Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$385	$247
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	222	205
Provision for doubtful accounts and sales returns	61	55
Stock-based compensation	58	51
Deferred income taxes	29	29
Changes in current assets and liabilities:
Accounts receivable	(208)	138
Inventories	11	(6)
Prepaid expenses and other assets	(103)	75
Accounts payable, accrued expenses and other liabilities	(457)	(445)
Deferred revenue	769	(41)
Cash provided by operating activities	767	308

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures	(9)	(100)
Purchase of IDARS business	—	(425)
Capitalized software development costs	(199)	—
Other assets	1	4
Cash used in investing activities	(207)	(521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	233
Cash provided by financing activities	—	233

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	(525)	(28)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	35	(8)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	4,885	3,841
CASH AND EQUIVALENTS, END OF PERIOD	$4,920	$3,833

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Income taxes paid	$8	$15

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Datawatch Corporation (the “Company”) and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 filed with the Securities and Exchange Commission (the “SEC”). All intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 30, 2008, and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, sales returns reserve, useful lives of property and equipment, valuation of net deferred tax assets, valuation of goodwill and other intangible assets and valuation of share-based awards.

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

The Company has two types of software product offerings: (1) Enterprise Software and (2) Desktop and Server Software. Enterprise Software products are sold directly to end-users and through value added resellers. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Sales to distributors and resellers accounted for approximately 42% and 40%, of total sales for the three months ended December 31, 2008 and 2007, respectively. Revenue from the sale of all software products (when separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by SOP 97-2. The Company’s software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

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

Concentration of Credit Risks and Major Customers

The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary credit terms. One customer, Ingram Micro, Inc., individually accounted for 23% and 19% of total revenue for the three months ended December 31, 2008 and 2007, respectively. Ingram Micro, Inc. accounted for 20% and 26% of outstanding gross trade receivables as of December 31, 2008 and September 30, 2008, respectively. The Company sells to Ingram Micro, Inc. under a distribution agreement which automatically renews for successive one-year terms unless terminated. Other than Ingram Micro, Inc., no other customer constitutes a significant portion (more than 10%) of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral before extending credit. Allowances are provided for anticipated doubtful accounts and sales returns based on management’s review of receivables, inventory and historical trends.

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred.  Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 24 to 36 months. The net amount of capitalized software development costs and purchased software was approximately $807,000 and $664,000 at December 31, 2008 and September 30, 2008, respectively. During the three months ended December 31, 2008, the Company capitalized approximately $199,000 of software development costs related to new products in development. No amounts were capitalized during the three months ended December 31, 2007.

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

Goodwill and one indefinite lived trademark are not subject to amortization and are tested annually, on May 31st, for impairment or more frequently if events and circumstances indicate that the asset might be impaired. Factors the Company believes could trigger interim impairment reviews include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, and significant decreases in the Company’s market capitalization for a sustained period.

The Company performed interim tests of impairment for its goodwill and its indefinite lived trademark at September 30, 2008 and again at December 31, 2008 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” due to uncertainties surrounding the global economy and the volatility in the Company’s stock price. The Company tests goodwill for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired, but if the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, must be measured. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The Company estimates its fair value using the best information available, including market information and discounted cash flow projections also referred to as the income approach. The income approach uses future estimated operating results and cash flows that are discounted using a weighted-average cost of capital that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period, including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The Company validates its estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach. A market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. The results of the interim valuation analyses indicated that the Company’s estimated fair value exceeded its book value at each assessment date and that there was no impairment of the Company’s goodwill at September 30, 2008 or December 31, 2008.

The Company tests its indefinite lived intangible asset for impairment by comparing the fair value to the net book value of the asset. The Company estimates the fair value of its trademark using the relief-from-royalty method, which requires assumptions related to projected revenues and assumed royalty rates that could be payable if it did not own the trademark, as well as an estimated discount rate. The results of the interim valuation analyses indicated that there was no impairment of the Company’s indefinite lived trademark at September 30, 2008 or December 31, 2008.

The Company continues to be profitable, generates cash flow from operations, is debt-free and has a significant cash balance, however, the Company’s stock price has experienced significant declines since September 30, 2008 and is highly volatile. If the Company’s stock price does not improve or if other factors indicate that it is more likely than not that impairment may exist, the Company could determine that additional future interim impairment tests are required, which could result in a non-cash impairment charge.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements and liabilities in interim and annual reporting periods subsequent to initial recognition.  Prior to SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited guidance for applying those definitions in generally accepted accounting principles. SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning October 1, 2008. In February 2008, the FASB delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 for financial assets and liabilities on October 1, 2008, which did not have a material impact on the Company’s financial position or results of operations. The Company does not expect that the adoption of SFAS 157 related to nonfinancial assets and liabilities will have a material impact on its financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for the Company beginning October 1, 2008. The Company did not elect to measure any eligible financial assets and liabilities at fair value and therefore adoption of this Statement did not have an impact on the Company’s consolidated financial statements.

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

Note 2 – Other Intangible Assets, Net

Other intangible assets, net, were comprised of the following as of December 31, 2008 and September 30, 2008:

	Weighted	December 31, 2008			September 30, 2008
	Average	Gross		Net	Gross		Net
Identified Intangible	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Asset	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)

Capitalized software	2	$2,027	$1,415	$612	$1,828	$1,384	$444
Purchased software	5	700	505	195	700	480	220
Patents	20	160	34	126	160	33	127
Customer lists	10	1,790	573	1,217	1,790	531	1,259
Non-compete agreements	4	640	447	193	640	409	231
Trademark	2	21	13	8	21	10	11
Trademark	indefinite	285	—	285	285	—	285

Total		$5,623	$2,987	$2,636	$5,424	$2,847	$2,577

For the three months ended December 31, 2008 and 2007, amortization expense related to intangible assets was $140,000 and $124,000, respectively.

The estimated future amortization expense related to other intangible assets as of December 31, 2008 is as follows:

Fiscal Years Ended September 30,	(In thousands)

Remainder of fiscal 2009	$774
2010	561
2011	195
2012	174
2013	174
2014	174
Thereafter	299

Total estimated future amortization expense	$2,351

Note 3 – Income Taxes

SFAS No. 109, “Accounting for Income Taxes,” requires recognition of deferred tax liabilities and deferred tax assets (and related valuation allowances, if necessary) for the excess of tax-deductible goodwill over goodwill for financial reporting purposes. The tax benefit for the excess tax-deductible goodwill is recognized when realized on the tax return. During fiscal year 2006, Datawatch acquired the business assets of IDARS that resulted in tax-deductible goodwill for which a deferred tax expense is recognized each period with a corresponding deferred tax liability equal to the excess of tax amortization over the amortization for financial reporting purposes. During each of the three months ended December 31, 2008 and 2007, the Company recorded deferred tax expense of approximately $29,000. Additionally, during the three months ended December 31, 2008 and 2007, the Company recorded $9,000 and $14,000, respectively, related to estimated alternative minimum taxes as well as approximately $6,000 during each of the three months ended December 31, 2008 and 2007 related to uncertain tax positions relative to foreign taxes.

Deferred Tax Assets

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through and until 2028. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. Management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets.

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

At September 30, 2008, the Company had a $100,000 tax liability related to tax exposures that could result in cash payments, of which approximately $6,000 was recorded during the three months ended December 31, 2007. The Company increased its tax liability by $6,000 during the three months ended December 31, 2008. The Company also recorded additional uncertain tax positions of approximately $2,000 during the three months ended December 31, 2008 which were recorded as a reduction of the Company’s deferred tax asset and its valuation allowance. The Company does not expect its tax liability to change significantly during the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its consolidated statements of operations. To date, the Company has not accrued any amounts for interest and penalties associated with this liability as such amounts have been de minimis.

As of October 1, 2008, the Company had approximately $759,000 of total gross unrecognized tax benefits (before consideration of any valuation allowance). These unrecognized tax benefits represent differences between tax positions taken by the Company in its various consolidated and separate worldwide tax returns and the benefits recognized and measured pursuant to FIN 48. This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The change in the unrecognized tax benefits during the three months ended December 31, 2008 was as follows:

Balance at October 1, 2008	$759
Additions for prior year tax positions	8

Balance at December 31, 2008	$767

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such jurisdictions as the United Kingdom, Australia, and the United States, and as a result, files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The fiscal years ended September 30, 2005 through September 30, 2008 are generally still open to examination in the jurisdictions listed above.

Note 4 – Shareholders’ Equity

Stock-based compensation expense for the three months ended December 31, 2008 and 2007 was $58,000 and $51,000, respectively, as included in the following expense categories:

	Three months Ended
	December 31,
	2008	2007
	(In thousands)

Sales and marketing	$13	$25
Engineering and product development	4	4
General and administrative	41	22
	$58	$51

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

Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate and dividend yield. No options were granted under the stock option plans for the three months ended December 31, 2008. The weighted-average fair value of the options granted under the stock option plans for the three months ended December 31, 2007 was $3.14. No options were exercised during the three months ended December 31, 2008. The total intrinsic value of options exercised during the three months ended December 31, 2007 was approximately $550,000. Cash received from option exercises during the three months ended December 31, 2007 was approximately $233,000. As of December 31, 2008, there was $262,000 of total unrecognized compensation cost related to nonvested stock option arrangements, which is expected to be recognized over a weighted-average period of 1.79 years.

Many of the assumptions used in the determination of compensation expense are judgmental and highly volatile. The table below indicates the key assumptions used in the option valuation calculations for options granted in the three months ended December 31, 2007:

2007
Expected life	5 years
Expected volatility	72.79%
Weighted-average volatility	72.79%
Risk free interest rate	4.03%
Dividend yield	0.0%

The expected option life is based on historical trends and data. With regard to the expected option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect. The Company uses an expected stock-price volatility assumption that is based on historical volatilities of the underlying stock which are obtained from public data sources. The risk-free interest rate is equal to the historical U.S. Treasury zero-coupon bond rate with a remaining term equal to the expected life of the option. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Based on the Company’s historical voluntary turnover rates, an annualized estimated forfeiture rate of 10% has been used in calculating the estimated cost. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.

The following table summarizes information about the Company’s stock option plans for the three months ended December 31, 2008.

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value $(000)

Outstanding, October 1, 2008	581,856	$3.10

Granted	—	—
Canceled	—	—
Exercised	—	—
Outstanding, December 31, 2008	581,856	$3.10	4.79	$ 34

Vested or expected to vest December 31, 2008	570,954	$3.08	4.52	$ 34

Exercisable, December 31, 2008	472,836	$2.85	4.47	$ 34

Restricted Stock Units

The Company periodically grants awards of restricted stock units (“RSU”) to each of its non-employee Directors on a discretionary basis pursuant to its 2006 Equity Compensation and Incentive Plan. Company employees may also receive RSUs under this plan from time to time. Each RSU typically entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at December 31, 2008 was 27,496. Each RSU vests at the rate of 33.33% on each of the first through third anniversaries of the grant date with final vesting of the most recent grants scheduled to occur in March 2011. The fair value related to the RSUs was calculated based on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to general and administrative expense. There were no grants of RSUs in the three months ended December 31, 2008 or 2007. No RSUs vested during either the three months ended December 31, 2008 or 2007. The Company recorded compensation expense related to RSUs of approximately $10,000 and $4,000 for the three months ended December 31, 2008 and 2007, respectively. These amounts are included in the total stock-based compensation expense disclosed above. As of December 31, 2008, there was $68,000 of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 1.9 years.

Note 5 - Comprehensive Income

The following table sets forth the reconciliation of net income to comprehensive income:

	Three Months Ended
	December 31,
	2008	2007
	(In thousands)

Net income	$385	$247
Other comprehensive (loss) income:
Foreign currency translation adjustments	(326)	(22)

Comprehensive income	$59	$225

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

Potentially dilutive common stock options aggregating 508,630 and 33,350 shares for the three months ended December 31, 2008 and 2007, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive. Potentially dilutive restricted stock units aggregating 27,496 and 1,666 shares for the three months ended December 31, 2008 and 2007, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive.

Note 7 - Commitments and Contingencies

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch Researcher product until September 30, 2010. No amounts were expensed under this agreement for the three months ended December 31, 2008 or 2007.

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $392,000 and $457,000, respectively, for the three months ended December 31, 2008 and 2007. The Company is not obligated to pay any minimum amounts for royalties.

From time to time, the Company is subject to other claims and may be party to other actions that arise in the normal course of business. The Company does not believe the eventual outcome of any pending matters will have a material effect on the Company’s consolidated financial condition or results of operations.

Note 8 - Segment Information

The Company has determined that it has only one reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and operating results.

The following table presents information about the Company’s revenue by product lines:

	Three Months Ended
	December 31,
	2008	2007

Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Datawatch Researcher, Visual Insight, iMergence and VorteXML)	70%	67%
Content Management Solutions (including Datawatch BDS and Datawatch MailManager)	18%	15%
Service Management Solutions (including Visual QSM and Visual HD)	12%	18%

Total	100%	100%

The Company conducts operations in the U.S. and internationally (principally in the United Kingdom). The following table presents information about the Company’s geographic operations:

		International
		(Principally	Intercompany
	Domestic	(U.K.)	Eliminations	Total
	(In thousands)

Total Revenue
Three months ended December 31, 2008	$4,228	$1,215	$(241)	$5,202
Three months ended December 31, 2007	$4,539	$1,875	$(347)	$6,067

Total Operating Income (Loss)
Three months ended December 31, 2008	$235	$24	$-	$259
Three months ended December 31, 2007	$352	$(152)	$-	$200

Non-current assets
At December 31, 2008	$9,506	$47	$-	$9,553
At September 30, 2008	$9,515	$64	$-	$9,579

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company does not provide forecasts of its future financial performance.  However, from time to time, information provided by the Company or statements made by its employees may contain “forward looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward looking-statements, which speak only as of the date they are made.  The Company disclaims any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in the Company’s expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements. The Company’s actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as well as the accuracy of the Company’s internal estimates of revenue and operating expense levels.

Datawatch is engaged in the design, development, manufacture, marketing, and support of business computer software primarily for the Enterprise Information Management market which incorporates business intelligence, enterprise content management and service management solutions to allow organizations to access and analyze information in a more meaningful fashion.

The Company’s principal products are Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Datawatch Researcher, Visual Insight, iMergence and VorteXML), Content Management Solutions (including Datawatch BDS, Datawatch BDS Workflow and Datawatch MailManager) and Service Management Solutions (including Visual QSM and Visual HD). Included in the above categories are: Monarch, a desktop report mining and business intelligence application that lets users extract and manipulate data from ASCII report files, PDF files or HTML files produced on any mainframe, midrange, client/server or PC system; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; Monarch RMS, a web-based report mining and analysis solution that integrates with any existing Enterprise Report Management document or content management archiving solution; Monarch BI Server, an out-of-the-box web-based Business Intelligence solution developed specifically for small to mid sized businesses and departments; Datawatch ES, an enterprise business intelligence system that provides web-enabled report management, mining and distribution as well as data analysis and MS Excel integration; Datawatch Researcher, a development platform for building performance management, content and data aggregation and workflow solutions; Visual Insight, a performance management solution that provides web-based knowledge management and Key Performance Indicator reporting; iMergence, an enterprise report mining system; VorteXML, a data transformation product for the emerging XML market that easily and quickly converts structured text output from any system into valid XML for web services and more using any DTD or XDR schema without programming; Datawatch BDS, a system for high-volume document capture, archiving, and online presentation; Datawatch BDS Workflow, a web-enabled enterprise business process management solution that provides highly effective processing of document intensive business transactions; Datawatch MailManager, a highly scalable email management solution that provides complete lifecycle, compliance and storage management for Microsoft Exchange environments; Visual QSM, a fully internet-enabled IT service management solution that incorporates workflow and network management capabilities and provides web access to multiple databases via a standard browser; and Visual Help Desk or Visual HD, a web-based help desk and call center solution operating on the IBM Lotus Domino platform.

The Company offers its enterprise products through perpetual licenses and subscription pricing models. Subscriptions automatically renew unless terminated with 90 days notice following the first year of the subscription term. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The subscription renewal rate is the same as the initial subscription rate. During the three months ended December 31, 2008 and 2007, subscription revenues were approximately $137,000 and $144,000, respectively.

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

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are sold directly to end-users and through the use of value added resellers. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Sales to distributors and resellers accounted for approximately 42% and 40%, respectively, of total sales for the three months ended December 31, 2008 and 2007. Revenue from the license of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by Statement of Position No. 97-2, “Software Revenue Recognition.” The Company’s software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations of the Company.

Desktop and Server Software products are generally not sold in multiple element arrangements. Enterprise Software sales are generally multiple element arrangements which include software license deliverables, professional services and post-contract customer support, which primarily consists of maintenance. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to a software license. In applying the residual method, the Company deducts from the sale proceeds the vendor specific objective evidence (“VSOE”) of fair value of the services and post-contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and do not involve modification or customization of the software or any other unusual acceptance clauses or terms. Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post-contract customer support services is deferred and recognized ratably over the contract period (generally one year).  Such deferred amounts are recorded as part of deferred revenue in the Company’s condensed consolidated balance sheets included herein.

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

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, Monarch BI Server and VorteXML licensed directly to end-users, include a guarantee under which such customers may return products within 30 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in Statement of Financial Accounting Standards No. 48, “Revenue Recognition when Right of Return Exists” (“SFAS No. 48”). Revenue from the license of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by the Company. The Company’s returns reserves were $85,000 and $65,000 as of December 31, 2008 and September 30, 2008, respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the collectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on the Company’s financial position and results of operations. The Company’s allowance for doubtful accounts was $198,000 and $171,000 as of December 31, 2008 and September 30, 2008, respectively.

Income Taxes

The Company has deferred tax assets related to net operating loss carryforwards and tax credits that expire at different times through and until 2028. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. Management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance continues to be provided. Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in the Company concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes. Total net deferred tax assets subject to the full valuation allowance were approximately $3.7 million as of December 31, 2008.

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

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its consolidated statements of operations. To date, the Company has not accrued any amounts for interest or penalties as such amounts have been de minimis.

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred.  Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 24 to 36 months. The net amount of acquired and capitalized software was approximately $807,000 and $664,000 at December 31, 2008 and September 30, 2008, respectively. During the three months ended December 31, 2008, the Company capitalized approximately $199,000 of software development costs related to new products in development. No amounts were capitalized during the three months ended December 31, 2007.

Goodwill, Other Intangible Assets and Other Long-Lived Assets

The Company performs an evaluation of whether goodwill is impaired annually or when events occur or circumstances change that would more likely than not reduce the fair value of the applicable reporting unit below its carrying amount. The annual impairment analysis is performed on May 31st of each applicable fiscal year. Fair value is determined using market comparables for similar businesses, current market valuations of the Company’s common stock, or forecasts of discounted future cash flows. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, and decreases in the Company’s market capitalization below the recorded amount of its net assets for a sustained period.

The Company performed interim tests of impairment for its goodwill and its indefinite lived trademark at September 30, 2008 and again at December 31, 2008 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” due to uncertainties surrounding the global economy and the volatility in the Company’s stock price. The Company tests goodwill for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired, but if the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, must be measured. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The Company estimates its fair value using the best information available, including market information and discounted cash flow projections also referred to as the income approach. The income approach uses future estimated operating results and cash flows that are discounted using a weighted-average cost of capital that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period, including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The Company validates its estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach. A market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. The results of the interim valuation analyses indicated that the Company’s estimated fair value exceeded its book value at each assessment date and that there was no impairment of the Company’s goodwill at September 30, 2008 or December 31, 2008.

The Company also reviews other intangible assets and other long-lived assets when an indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Should the fair value of the Company’s long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary. No impairments of these assets were recorded in the three months ended December 31, 2008 or 2007.

Accounting for Stock-Based Compensation

The Company recognizes stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) requires all share-based awards, including grants of employee stock options, to be recognized in the financial statements based on their fair value.

Under the provisions of SFAS No. 123(R), the Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. For the three months ended December 31, 2008 and 2007, the Company recorded stock-based compensation expense of approximately $58,000 and $51,000, respectively. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in the determination of fair value of share-based awards are assumptions related to expected stock-price volatility, option life, risk-free interest rate, dividend yield and expected forfeitures. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility, option life and forfeiture assumptions require a greater level of judgment which makes them critical accounting estimates.

The Company uses an expected stock-price volatility assumption that represents historical volatilities of the underlying stock which are obtained from public data sources. The Company believes this approach results in a reasonable estimate of future volatility.

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

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The operating results for any period should not be considered indicative of the results expected for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

	Three Months Ended December 31,
	2008	2007
REVENUE:
Software licenses and subscriptions	54.6%	54.9%
Maintenance and services	45.4%	45.1%
Total Revenue	100.0%	100.0%

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	10.2%	9.4%
Cost of maintenance and services	16.8%	18.4%
Sales and marketing	31.9%	36.6%
Engineering and product development	13.7%	12.4%
General and administrative	22.4%	19.9%
Total costs and expenses	95.0%	96.7%
INCOME FROM OPERATIONS	5.0%	3.3%
Interest income and other income (expense), net	3.2%	1.6%
INCOME BEFORE INCOME TAXES	8.2%	4.9%
Provision for income taxes	0.8%	0.8%

NET INCOME	7.4%	4.1%

Three Months Ended December 31, 2008 Compared to
Three Months Ended December 31, 2007

Total Revenues

The following table presents total revenue, total revenue decrease and percentage change in total revenue for the three months ended December 31, 2008 and 2007:

	Three Months Ended
	December 31,		Increase	Percentage
	2008	2007	(Decrease)	Change
	(In thousands)

Software licenses and subscriptions	$2,840	$3,333	$(493)	-14.8%
Maintenance and services	2,362	2,734	(372)	-13.6%

Total revenue	$5,202	$6,067	$(865)	-14.3%

Software licenses and subscriptions revenue for the three months ended December 31, 2008 was $2,840,000 or approximately 55% of total revenue, as compared to $3,333,000 or approximately 55% of total revenue for the three months ended December 31, 2007. This represents a decrease of $493,000 or approximately 15% from the first quarter of fiscal 2008 to the first quarter of fiscal 2009. The overall net decrease in software license and subscription revenue for the three months ended December 31, 2008 consists of a $423,000 decrease in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Datawatch Researcher, Visual Insight, iMergence and VorteXML products), a $26,000 decrease in Content Management Solutions (including Datawatch BDS and Datawatch MailManager products) and a $44,000 decrease in revenue from the Company’s Service Management Solutions (including Visual QSM and Visual HD products). The overall decrease in software licenses and subscriptions revenue was partially the result of currency exchange weakening of the British pound against the U.S. dollar. Additionally, the decrease in Business Intelligence Solutions is primarily due to decreased Monarch license sales as compared to the three months ended December 31, 2007. Sales from the Company’s Monarch product were significantly higher during the three months ended December 31, 2007 as a result of the continued benefit derived from the release of Monarch upgrade version 9.0 in February 2007.

Maintenance and services revenue for the three months ended December 31, 2008 was $2,362,000 or approximately 45% of total revenue, as compared to $2,734,000 or approximately 45% of total revenue for the three months ended December 31, 2007. This represents a decrease of $372,000 or approximately 14% from the first quarter of fiscal 2008 to the first quarter of fiscal 2009. The overall decrease in maintenance and services revenue consists of a $418,000 decrease in Service Management Solutions (including Visual QSM and Visual HD products) which was partially offset by a $33,000 increase in Content Management Solutions (primarily Datawatch BDS) and a $13,000 increase in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Datawatch Researcher, Visual Insight, iMergence and VorteXML products). The overall decrease in maintenance and services revenue was partially the result of currency exchange weakening of the British pound against the U.S. dollar. Additionally, the decrease in maintenance and services revenue for the Service Management Solutions product line was partially due to a $267,000 decrease in professional services work within the Company’s Visual QSM product line during the three months ended December 31, 2008.

Costs and Operating Expenses

The following table presents costs and operating expenses, decrease in costs and operating expenses and percentage changes in costs and operating expenses for the three months ended December 31, 2008 and 2007:

	Three Months Ended
	December 31,		Increase	Percentage
	2008	2007	(Decrease)	Change
	(In thousands)

Cost of software licenses and subscriptions	$530	$572	$(42)	-7.3%
Cost of maintenance and services	873	1,120	(247)	-22.1%
Sales and marketing	1,661	2,220	(559)	-25.2%
Engineering and product development	713	749	(36)	-4.8%
General and administrative	1,166	1,206	(40)	-3.3%

Total costs and operating expenses	$4,943	$5,867	$(924)	-15.7%

Cost of software licenses and subscriptions for the three months ended December 31, 2008 was $530,000 or approximately 19% of software license and subscription revenues, as compared to $572,000 or approximately 17% of software license and subscription revenue for the three months ended December 31, 2007. The decrease in cost of software licenses and subscriptions of $42,000 is primarily due to lower royalty costs associated with decreased sales of Monarch during the three months ended December 31, 2008 which was partially offset by a $19,000 increase in amortization of capitalized software costs.

Cost of maintenance and services for the three months ended December 31, 2008 was $873,000 or approximately 37% of maintenance and services revenue, as compared to $1,120,000 or approximately 41% of maintenance and services revenue for the three months ended December 31, 2007. The overall decrease in cost of maintenance and services of $247,000 was partially the result of currency exchange weakening of the British pound against the U.S. dollar. Additionally, the decrease in total cost of maintenance and services was due to lower employee-related costs, travel and outside consulting expenses.

Sales and marketing expenses for the three months ended December 31, 2008 were $1,661,000, or 32% of total revenues as compared to $2,220,000 or 37% of total revenues for the three months ended December 31, 2007. The decrease in sales and marketing expenses of $559,000, or approximately 25%, was partially the result of currency exchange weakening of the British pound against the U.S. dollar. Additionally, the decrease in sales and marketing expenses was due to lower employee-related costs, travel and outside consulting expenses as well as decreased marketing expenses due to the timing of new product releases.

Engineering and product development expenses for the three months ended December 31, 2008 were $713,000 or 14% of total revenues as compared to $749,000, or 12% of total revenues for the three months ended December 31, 2007. The decrease in engineering and product development expenses of $36,000, or approximately 5%, is primarily attributable to lower use of external consulting resources on maintenance releases and capitalized development costs related to new product features.

General and administrative expenses for the three months ended December 31, 2008 were $1,166,000, or 22% of total revenues as compared to $1,206,000, or 20% of total revenues for the three months ended December 31, 2007. The decrease in general and administrative expenses of $40,000, or 3%, is primarily attributable to lower professional services fees, lower depreciation expense and lower facility-related costs, as well as the foreign exchange effects of the weakening British pound compared to the U.S. dollar.

Interest income and other income (expense) includes primarily the following two components: interest income; and gains (losses) on foreign currency transactions. Interest income for the three months ended December 31, 2008 was approximately $21,000 as compared to $40,000 for the three months ended December 31, 2007. The decrease in interest income is primarily the result of lower interest rates on interest bearing cash and equivalents. Gain (loss) on foreign currency transactions for the three months ended December 31, 2008 was a gain of approximately $149,000 as compared to a gain of $57,000 for the three months ended December 31, 2007, primarily due to the favorable foreign exchange rates in British pound denominated transactions.

Income taxes for the three months ended December 31, 2008 were $44,000 as compared to $49,000 for the three months ended December 31, 2007. Income tax expense for both periods includes additional deferred tax expense related to the tax-deductible goodwill generated by the Company’s acquisition of the business assets of IDARS. The goodwill resulting from this transaction is deductible for tax purposes and a deferred tax expense is recognized for financial reporting purposes equal to the tax rate on the excess of tax amortization over the amortization for financial reporting purposes, which is zero unless there is an impairment. Income tax expense for both periods also includes a provision for uncertain tax positions relative to foreign taxes. The decrease in income taxes of $5,000 is a result of a decrease in estimated alternative minimum taxes in the U.S.

Net income for the three months ended December 31, 2008 was $385,000 as compared to net income of $247,000 for the three months ended December 31, 2007. The increase in net income was the result of a decrease in costs and expenses of $924,000, partially offset by a reduction in total revenues of $865,000.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire through 2011. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $83,000 and $151,000 for the three months ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, the Company’s contractual obligations include minimum rental commitments under non-cancelable operating leases and long-term liabilities related to potential tax exposures pursuant to FIN 48 as follows:

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating Lease
Obligations	$571	$284	$287	$—	$—

Other Liabilities	$106	$—	$—	$—	$106

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $392,000 and $457,000, respectively, for the three months ended December 31, 2008 and 2007. The Company is not obligated to pay any minimum amounts for royalties.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch Researcher product until September 30, 2010. No amounts were expensed for the three months ended December 31, 2008 or 2007 under this agreement.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal and there are no liabilities recorded for warranty claims as of December 31, 2008.

The Company is required by the sublease agreement related to its Chelmsford, Massachusetts facility to provide a letter of credit in the amount of approximately $125,000 as a security deposit to the landlord of amounts due under the lease. Cash on deposit providing security in the amount of this letter of credit is classified as restricted cash in the Company’s condensed consolidated balance sheets as of December 31, 2008 and September 30, 2008.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2008.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in, among other things, bodily injury, property damage or disclosure of non-public information. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2008.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At December 31, 2008, the Company had $4,920,000 of cash and equivalents, an increase of $35,000 from September 30, 2008.

At December 31, 2008, the Company had working capital of $1,335,000 as compared to working capital of $1,130,000 at September 30, 2008. The Company currently does not anticipate additional cash requirements other than cash flows from operations to fund its planned growth. However, if future expenditures for significant growth or acquisitions of complementary technology or businesses are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that the Company will be able to issue additional equity or obtain a new credit facility at attractive prices or rates, or at all.

The Company had net income of approximately $385,000 for the three months ended December 31, 2008 as compared to net income of approximately $247,000 for the three months ended December 31, 2007. During the three months ended December 31, 2008 and 2007, approximately $767,000 and $308,000, respectively, of cash was provided by the Company’s operations.  During the three months ended December 31, 2008, the main source of cash from operations was net income adjusted for depreciation and amortization as well as an increase in deferred revenue.

Net cash used in investing activities for the three months ended December 31, 2008 of $207,000 is primarily related to capitalized software development costs related to new products and new versions of products in development.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At December 31, 2008, the Company did not participate in or hold any derivative financial instruments or commodity instruments. The Company holds no investment securities that possess significant market risk.

Primary Market Risk Exposures

The Company’s primary market risk exposure is foreign currency exchange rate risk. The recent deterioration of worldwide economic conditions, including tighter credit and negative financial news may have an adverse effect on the market for computer software and could result in significant fluctuations in the value of foreign currencies. Subject to these concerns, the Company believes that its exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to the Company’s international subsidiaries, if any, are usually considered to be of a long-term investment nature. Therefore, the majority of currency movements are reflected in the Company’s other comprehensive income (loss). There are, however, certain situations where the Company will invoice customers in currencies other than its own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in interest income and other income (expense), net in the condensed consolidated statements of operations. Currently, the Company does not engage in foreign currency hedging activities.

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The principal executive officer and principal financial officer, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a−15(e) and 15d−15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

 (b) Changes in Internal Controls.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is occasionally involved in legal proceedings and other claims arising out of its operations in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, Item 1A under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, which could materially affect its business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 17, 2009.

DATAWATCH CORPORATION

/s/ Kenneth P. Bero
Kenneth P. Bero
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Murray P. Fish
Murray P. Fish
Chief Financial Officer
(Principal Financial Officer)