Form 10-Q
period 2009-03-31
DATAWATCH CORP
filed 2009-05-15
CIK 792130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number: 000-19960

DATAWATCH CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	02-0405716
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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
Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☐    No   ☐

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
Yes   ☐    No  ☒

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of May 12, 2009 was 5,924,359.

DATAWATCH CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2009

TABLE OF CONTENTS

		Page #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

a)	Condensed Consolidated Balance Sheets:
	March 31, 2009 and September 30, 2008	3

b)	Condensed Consolidated Statements of Operations:
	Three and Six Months Ended March 31, 2009 and 2008	4

c)	Condensed Consolidated Statements of Cash Flows:
	Six Months Ended March 31, 2009 and 2008	5

d)	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 4	Submission of Matters to a Vote of Security Holders	31
Item 6.	Exhibits	31

SIGNATURES		32

CERTIFICATIONS		33

PART I. FINANCIAL INFORMATION
Item 1:  FINANCIAL STATEMENTS

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31,	September 30,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and equivalents	$5,128	$4,885
Accounts receivable, net	2,635	3,287
Inventories	42	57
Prepaid expenses	460	361
Total current assets	8,265	8,590

Property and equipment, net	648	737
Goodwill	—	6,116
Other intangible assets, net	2,552	2,577
Restricted cash	107	125
Other long-term assets	20	24

	$11,592	$18,169

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$663	$1,028
Accrued expenses	2,308	2,385
Deferred revenue	3,892	4,047
Total current liabilities	6,863	7,460

LONG-TERM LIABILITIES:
Deferred rent	88	120
Deferred revenue - long-term	153	145
Deferred tax liability	—	262
Other liabilities	113	100
Total long-term liabilities	354	627

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 20,000,000 shares authorized;
issued, 5,938,605 shares and 5,928,604 shares, respectively;
outstanding, 5,924,359 shares and 5,914,358 shares, respectively	59	59
Additional paid-in capital	23,535	23,421
Accumulated deficit	(17,899)	(12,430)
Accumulated other comprehensive loss	(1,180)	(828)
	4,515	10,222
Less treasury stock, at cost—14,246 shares	(140)	(140)
Total shareholders’ equity	4,375	10,082

	$11,592	$18,169

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
REVENUE:
Software licenses and subscriptions	$2,973	$3,155	$5,813	$6,488
Maintenance and services	2,119	2,718	4,481	5,452
Total revenue	5,092	5,873	10,294	11,940

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	531	550	1,061	1,122
Cost of maintenance and services	834	1,177	1,707	2,297
Sales and marketing	1,854	1,968	3,515	4,189
Engineering and product development	585	836	1,298	1,586
General and administrative	1,018	1,273	2,184	2,478
Impairment of goodwill and other intangible assets	6,401	—	6,401	—
Total costs and expenses	11,223	5,804	16,166	11,672

INCOME (LOSS) FROM OPERATIONS	(6,131)	69	(5,872)	268

Interest income and other income (expense), net	(7)	49	163	146

INCOME (LOSS) BEFORE INCOME TAXES	(6,138)	118	(5,709)	414
Provision (benefit) for income taxes	(284)	35	(240)	84

NET INCOME (LOSS)	$(5,854)	$83	$(5,469)	$330

Net income (loss) per share—Basic	$(0.99)	$0.01	$(0.92)	$0.06

Net income (loss) per share—Diluted	$(0.99)	$0.01	$(0.92)	$0.06

Weighted-Average Shares Outstanding—Basic	5,916	5,871	5,915	5,762

Weighted-Average Shares Outstanding—Diluted	5,916	6,062	5,915	5,978

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 (In thousands)
	Six Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,469)	$330
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Impairment of goodwill and other intangible assets	6,401	—
Depreciation and amortization	448	412
Provision for doubtful accounts and sales returns	(7)	(9)
Stock-based compensation	114	106
Deferred income taxes	(262)	58
Changes in current assets and liabilities:
Accounts receivable	418	203
Inventories	13	8
Prepaid expenses and other	(115)	(48)
Accounts payable, accrued expenses and other liabilities	(314)	(459)
Deferred revenue	172	(319)
Cash provided by operating activities	1,399	282

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures	(85)	(138)
Purchase of IDARS business	—	(425)
Capitalized software development costs	(543)	—
Decrease in restricted cash	18	—
Other assets	1	6
Cash used in investing activities	(609)	(557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	496
Cash provided by financing activities	—	496

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	(547)	(35)

INCREASE IN CASH AND EQUIVALENTS	243	186
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	4,885	3,841
CASH AND EQUIVALENTS, END OF PERIOD	$5,128	$4,027

SUPPLEMENTAL INFORMATION:
Income taxes paid	$8	$16

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

The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers.  Sales to distributors and resellers accounted for approximately 36% and 40%, respectively, of total sales for the three months ended March 31, 2009 and 2008, and 39% and 40%, respectively, of total sales for the six months ended March 31, 2009 and 2008. Revenue from the sale of all software products (when separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by SOP 97-2.  The Company’s software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

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

Concentration of Credit Risks and Major Customers

The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary credit terms. One customer, Ingram Micro, Inc., individually accounted for 16% and 22% of total revenue for the three months ended March 31, 2009 and 2008, respectively, and 19% and 20% of total revenue for the six months ended March 31, 2009 and 2008, respectively. Ingram Micro, Inc. accounted for 23% and 26% of outstanding gross trade receivables as of March 31, 2009 and September 30, 2008, respectively. One other customer, Tech Data Product Management, accounted for 11% and 4% of outstanding gross trade receivables as of March 31, 2009 and September 30, 2008, respectively. The Company sells to Ingram Micro, Inc. and Tech Data Product Management under separate distribution agreements which automatically renew for successive one-year terms unless terminated. Other than these two customers, no other customer constitutes a significant portion (more than 10%) of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns based on management’s review of receivables, inventory and historical trends.

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred.  Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 18 to 36 months. The net amount of capitalized software development costs and purchased software was approximately $1.1 million and $664,000 at March 31, 2009 and September 30, 2008, respectively. During the six months ended March 31, 2009, the Company capitalized approximately $543,000 of software development costs related to new products in development. No amounts were capitalized during the six months ended March 31, 2008.

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

Goodwill and one indefinite lived trademark were not subject to amortization and were tested annually, on May 31st, for impairment or more frequently if events and circumstances indicate that the asset might be impaired. Factors the Company believes could trigger interim impairment reviews include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, and significant decreases in the Company’s market capitalization for a sustained period.

The Company performed interim tests of impairment for its goodwill and its indefinite lived trademark at September 30, 2008, December 31, 2008 and again at March 31, 2009 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” due to uncertainties surrounding the global economy and the volatility in the Company’s stock price. The Company tests goodwill for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired, but if the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, must be measured. An impairment loss is recognized to the extent that the carrying amount of the reporting unit exceeds the reporting unit’s fair value. The Company estimates its fair value using the best information available, including market information and discounted cash flow projections also referred to as the income approach. The income approach uses future estimated operating results and cash flows that are discounted using a weighted-average cost of capital that reflects current market conditions. These projections utilize management’s best estimates of economic and market conditions over the projected period, including growth rates in revenues, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The Company validates its estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach. A market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit.

In conducting its most recent interim impairment analysis at March 31, 2009, management took into account the effects of the global economic recession, including among other factors, that Company revenues were lower than expected in the three months ended March 31, 2009. The results of the impairment analysis at March 31, 2009 indicated that the Company’s book value exceeded its estimated fair value. Further analysis indicated that the Company’s goodwill was fully impaired. Therefore, the Company recorded a non-cash impairment charge of approximately $6.1 million in the three months ended March 31, 2009.

The Company tests its indefinite lived intangible asset for impairment by comparing the fair value to the net book value of the asset. The Company estimates the fair value of its trademark using the relief-from-royalty method, which requires assumptions related to projected revenues and assumed royalty rates that could be payable if it did not own the trademark, as well as an estimated discount rate. The results of the Company’s valuation analysis at March 31, 2009 indicated that a trademark was fully impaired at March 31, 2009. Therefore, the Company recorded a non-cash impairment charge of approximately $285,000 in the three months ended March 31, 2009.

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

The Company’s cash equivalents are valued in accordance with the provisions of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

•	Level 1 – Observable inputs such as quoted prices in active markets;
•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents information about the Company’s cash equivalents measured at fair value on a recurring basis (in thousands):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Money market funds	$2,231	$2,231	$—	$—
Treasury deposits	1,421	1,421

Total	$3,652	$3,652	$—	$—

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ( “FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements and liabilities in interim and annual reporting periods subsequent to initial recognition.  Prior to SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited guidance for applying those definitions in generally accepted accounting principles. SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning October 1, 2008. In February 2008, the FASB delayed the effective date of SFAS 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 for financial assets and liabilities on October 1, 2008, which did not have a material impact on the Company’s financial position or results of operations. The Company does not expect that the adoption of SFAS 157 related to non-financial assets and liabilities will have a material impact on its financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement was effective for the Company beginning October 1, 2008. The Company has not elected to measure any eligible financial assets and liabilities at fair value and therefore the adoption of this Statement has not had an impact on the Company’s consolidated financial statements.

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

Note 2 – Other Intangible Assets, Net

Other intangible assets, net, were comprised of the following as of March 31, 2009 and September 30, 2008:

	Weighted	March 31, 2009			September 30, 2008
	Average	Gross		Net	Gross		Net
Identified Intangible	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Asset	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)

Capitalized software	2	$2,372	$1,448	$924	$1,828	$1,384	$444
Purchased software	5	700	530	170	700	480	220
Patents	20	160	37	123	160	33	127
Customer lists	10	1,790	614	1,176	1,790	531	1,259
Non-compete agreements	4	640	486	154	640	409	231
Trademark	2	21	16	5	21	10	11
Trademark	indefinite	—	—	—	285	—	285

Total		$5,683	$3,131	$2,552	$5,424	$2,847	$2,577

For the three months ended March 31, 2009 and 2008, amortization expense related to intangible assets was $148,000 and $128,000, respectively. For the six months ended March 31, 2009 and 2008, amortization expense related to intangible assets was $284,000 and $252,000, respectively.

The estimated future amortization expense related to amortizing intangible assets as of March 31, 2009 is as follows:

Fiscal Years Ended September 30,	(In thousands)

Remainder of fiscal 2009	$482
2010	816
2011	390
2012	174
2013	174
2014	174
Thereafter	342

Total estimated future amortization expense	$2,552

Note 3 – Income Taxes

During fiscal year 2006, Datawatch acquired the business assets of IDARS including goodwill which was deductible for tax purposes. As the goodwill was amortized for tax purposes, a deferred tax expense was recognized each period with a corresponding deferred tax liability equal to the difference between tax and book amortization. At September 30, 2008, the Company’s deferred tax liability related to the tax-deductible goodwill was approximately $262,000. During each of the three and six months ended March 31, 2009 and 2008, the Company recorded deferred tax expense of approximately $29,000 and

$58,000, respectively, related to the difference in the book and tax basis of goodwill. Additionally, during the three and six months ended March 31, 2009, the Company recorded $6,000 and $21,000, respectively, related to estimated alternative minimum taxes and uncertain tax positions relative to foreign taxes. During the three and six months ended March 31, 2008, the Company recorded $6,000 and $26,000, respectively, related to estimated alternative minimum taxes and uncertain tax positions relative to foreign taxes.

In connection with its interim goodwill impairment test at March 31, 2009, the Company determined that its goodwill was fully impaired. Accordingly, the Company reversed its deferred tax liability of approximately $319,000 which was recorded as a reduction to the Company’s income tax provision in the three and six months ended March 31, 2009.

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

At September 30, 2008, the Company had a $100,000 tax liability related to tax exposures that could result in cash payments, of which approximately $6,000 and $12,000, respectively, were recorded during the three and six months ended March 31, 2008. The Company increased its tax liability by $6,000 during each of the three months ended December 31, 2008 and March 31, 2009. The Company also recorded additional uncertain tax positions of approximately $2,000 and $4,000, respectively, during the three and six months ended March 31, 2009 which were recorded as a reduction of the Company’s deferred tax asset and its valuation allowance. The Company does not expect its tax liability to change significantly during the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its consolidated statements of operations. To date, the Company has not accrued any amounts for interest and penalties associated with this liability as such amounts are expected to be de minimis.

As of October 1, 2008, the Company had approximately $759,000 of total gross unrecognized tax benefits (before consideration of any valuation allowance). These unrecognized tax benefits represent differences between tax positions taken by the Company in its various consolidated and separate worldwide tax returns and the benefits recognized and measured pursuant to FIN 48. This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The change in the unrecognized tax benefits during the six months ended March 31, 2009 was as follows:

Balance at October 1, 2008	$759
Additions for prior year tax positions	17

Balance at March 31, 2009	$776

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

Note 4 – Shareholders’ Equity

Stock-based compensation expense for the three months ended March 31, 2009 and 2008 was $56,000 and $55,000, respectively, and $114,000 and $106,000 for the six months ended March 31, 2009 and 2008, respectively, as included in the following expense categories:

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
	(In thousands)

Sales and marketing	$12	$14	$26	$39
Engineering and product development	4	4	7	8
General and administrative	40	37	81	59
	$56	$55	$114	$106

The Company’s stock compensation plans provide for the granting of restricted shares and either incentive or non-qualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Compensation and Stock Committee of the Board of Directors, and generally vest over a three year period beginning three months from the date of grant and expire either seven or ten years from the date of grant.

Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate and dividend yield. The weighted-average fair values of the options granted under the stock option plans for the three months ended March 31, 2009 and 2008 were $0.97 and $4.45, respectively, and $0.97 and $3.29 for the six months ended March 31, 2009 and 2008, respectively. No options were exercised during the three or six months ended March 31, 2009. The total intrinsic value of options exercised during the three and six months ended March 31, 2008 was approximately $595,000 and $1.1 million, respectively. Cash received from option exercises during the six months ended March 31, 2008 was approximately $496,000. As of March 31, 2009, there was $237,000 of total unrecognized compensation cost related to non-vested stock option arrangements, which is expected to be recognized over a weighted-average period of 1.76 years.

Many of the assumptions used in the determination of compensation expense are judgmental and highly volatile. The table below indicates the key assumptions used in the option valuation calculations for options granted in the six months ended March 31, 2009 and 2008:

	2009	2008
Expected life	5 years	5 years
Expected volatility	73.42%	72.79% - 73.26%
Weighted-average volatility	73.42%	72.84%
Risk free interest rate	1.88%	2.87% - 4.03%
Dividend yield	0.0%	0.0%

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

The following table summarizes information about the Company’s stock option plans for the six months ended March 31, 2009.

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value $(000)

Outstanding, October 1, 2008	581,856	$3.10

Granted	26,500	1.61
Canceled	(13,556)	3.75
Exercised	—	—
Outstanding, March 31, 2009	594,800	$3.02	4.64	$ 39

Vested or expected to vest, March 31, 2009	583,275	$3.01	4.38	$ 39

Exercisable, March 31, 2009	479,547	$2.86	4.29	$ 39

Restricted Stock Units

The Company periodically grants awards of restricted stock units (“RSU”) to each of its non-employee directors and some of its management team on a discretionary basis pursuant to its 2006 Equity Compensation and Incentive Plan. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at March 31, 2009 was 40,328. Each RSU vests at the rate of 33.33% on each of the first through third anniversaries of the grant date with final vesting scheduled to occur in March 2012. The fair value related to the RSUs was calculated based on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to general and administrative expense. The Company granted 24,500 RSUs during the three and six months ended March 31, 2009 and 17,500 in the three and six months ended March 31, 2008. The fair value of the RSUs granted in the six months ended March 31, 2009 and 2008, respectively, was approximately $31,000 (or $1.27 weighted-average fair value per share) and $62,000 (or $3.53 fair value per share). Total RSUs vested during the six months ended March 31, 2009 and 2008 were 10,001 and 4,170, respectively. Total RSUs canceled during the six months ended March 31, 2009 were 1,667. No RSUs were canceled during the six months ended March 31, 2008. The Company recorded compensation expense related to

RSUs of approximately $10,000 and $5,000 for the three months ended March 31, 2009 and 2008, respectively, and $20,000 and $10,000 for the six months ended March 31, 2009 and 2008, respectively. These amounts are included in the total stock-based compensation expense disclosed above. As of March 31, 2009, there was $83,000 of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.1 years.

Note 5 - Comprehensive Income

The following table sets forth the reconciliation of net income (loss) to comprehensive income (loss):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(In thousands)

Net income (loss)	$(5,854)	$83	$(5,469)	$330
Other comprehensive loss:
Foreign currency translation adjustments	(27)	(2)	(352)	(24)

Comprehensive income (loss)	$(5,881)	$81	$(5,821)	$306

Accumulated other comprehensive loss reported in the condensed consolidated balance sheets consists solely of foreign currency translation adjustments.

Note 6 - Basic and Diluted Net Income Per Share

Basic net income per common share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the quarter. Diluted net income per share reflects the impact, when dilutive, of the exercise of stock options and RSUs using the treasury stock method.

Potentially dilutive common stock options aggregating 514,874 and 187,596 shares for the three months ended March 31, 2009 and 2008, respectively, and 512,048 and 107,778 shares for the six months ended March 31, 2009 and 2008, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive. Potentially dilutive restricted stock units aggregating 21,670 and 2,500 shares for the three months ended March 31, 2009 and 2008, respectively, and 18,787 and 2,500 shares for the six months ended March 31, 2009 and 2008, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive.

Note 7 - Commitments and Contingencies

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch Researcher product until September 30, 2010. The Company expensed approximately $5,000 and $1,000 for each of the three months and six months ended March 31, 2009 and 2008, respectively, which is included in cost of software licenses and subscriptions.

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $404,000 and $437,000, respectively, for the three months ended March 31, 2009 and 2008 and $795,000 and $894,000, respectively, for the six months ended March 31, 2009 and 2008. The Company is not obligated to pay any minimum amounts for royalties.

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

The following table presents information about the Company’s revenue by product lines:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Datawatch Researcher, Visual Insight, iMergence and VorteXML)	73%	67%	72%	67%
Content Management Solutions (including Datawatch BDS, Datawatch BDS Workflow and Datawatch MailManager)	15%	15%	16%	15%
Service Management Solutions (including Visual QSM and Visual HD)	12%	18%	12%	18%

Total	100%	100%	100%	100%

The Company conducts operations in the U.S. and internationally (principally in the United Kingdom). The following table presents information about the Company’s geographic operations:

		International
		(Principally	Intercompany
	Domestic	U.K.)	Eliminations	Total
	(In thousands)

Total Revenue
Three months ended March 31, 2009	$4,126	$1,199	$(233)	$5,092
Three months ended March 31, 2008	$4,377	$1,841	$(345)	$5,873

Six months ended March 31, 2009	$8,354	$2,414	$(474)	$10,294
Six months ended March 31, 2008	$8,916	$3,716	$(692)	$11,940

Total Operating Income (Loss)
Three months ended March 31, 2009	$(6,205)	$74	$—	$(6,131)
Three months ended March 31, 2008	$57	$12	$—	$69

Six months ended March 31, 2009	$(5,971)	$99	$—	$(5,872)
Six months ended March 31, 2008	$409	$(141)	$—	$268

Non-current Assets
At March 31, 2009	$3,287	$40	$—	$3,327
At September 30, 2008	$9,515	$64	$—	$9,579

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

The Company’s principal product lines are Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Datawatch Researcher, Visual Insight, iMergence and VorteXML), Content Management Solutions (including Datawatch BDS, Datawatch BDS Workflow and Datawatch MailManager) and Service Management Solutions (including Visual QSM and Visual HD). Included in the above categories are: Monarch, a desktop report mining and business intelligence application that lets users extract and manipulate data from ASCII report files, PDF files or HTML files produced on any mainframe, midrange, client/server or PC system; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; Monarch RMS, a web-based report mining and analysis solution that integrates with any existing Enterprise Report Management document or content management archiving solution; Monarch BI Server, an out-of-the-box web-based Business Intelligence solution developed specifically for small to mid-sized businesses and departments; Datawatch ES, an enterprise business intelligence system that provides web-enabled report management, mining and distribution as well as data analysis and MS Excel integration; Datawatch Researcher, a development platform for building performance management, content and data aggregation and workflow solutions; Visual Insight, a performance management solution that provides web-based knowledge management and Key Performance Indicator reporting; iMergence, an enterprise report mining system; VorteXML, a data transformation product for the emerging XML market that easily and quickly converts structured text output from any system into valid XML for web services and more using any DTD or XDR schema without programming; Datawatch BDS, a system for high-volume document capture, archiving, and online presentation; Datawatch BDS Workflow, a web-enabled enterprise business process management solution that provides highly effective processing of document intensive business transactions; Datawatch MailManager, a highly scalable email management solution that provides complete lifecycle, compliance and storage management for Microsoft Exchange environments; Visual QSM, a fully internet-enabled IT service management solution that incorporates workflow and network management capabilities and provides web access to multiple databases via a standard browser; and Visual Help Desk or Visual HD, a web-based help desk and call center solution operating on the IBM Lotus Domino platform.

The Company offers its enterprise products through perpetual licenses and subscription pricing models.

Subscriptions automatically renew unless terminated with 90 days notice following the first year of the subscription term. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The subscription renewal rate is the same as the initial subscription rate. During the three months ended March 31, 2009 and 2008, revenues under the subscription model were $120,000 and $149,000, respectively. During the six months ended March 31, 2009 and 2008, revenues under the subscription model were $256,000 and $293,000, respectively.

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

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are sold directly to end-users and through the use of value added resellers. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers.  Sales to distributors and resellers accounted for approximately 36% and 40%, respectively, of total sales for the three months ended March 31, 2009 and 2008, and 39% and 40%, respectively, for the six months ended March 31, 2009 and 2008. Revenue from the license of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining.  Both types of the Company’s software product offerings are “off-the-shelf” as such term is defined by Statement of Position No. 97-2, “Software Revenue Recognition.” The Company’s software products can be installed and used by customers on their own with little or no customization required.  Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations of the Company.

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

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, Monarch BI Server and VorteXML licensed directly to end-users, include a guarantee under which such customers may return products within 30 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights and applies the guidance found in Statement of Financial Accounting Standards No. 48, “Revenue Recognition when Right of Return Exists” (“SFAS No. 48”).  Revenue from the license of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by the Company. The Company’s returns reserves were $60,000 and $65,000 as of March 31, 2009 and September 30, 2008, respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the collectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on the Company’s financial position and results of operations. The Company’s allowance for doubtful accounts was $154,000 and $171,000 as of March 31, 2009 and September 30, 2008, respectively.

Income Taxes

The Company has deferred tax assets related to net operating loss carryforwards and tax credits that expire at different times through and until 2028. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. Management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance continues to be provided. Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in the Company concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes. Total net deferred tax assets subject to the full valuation allowance were approximately $5.9 million as of March 31, 2009.

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

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred.  Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 18 to 36 months. The net amount of acquired and capitalized software was approximately $1.1 million and $664,000 at March 31, 2009 and September 30, 2008, respectively. During the six months ended March 31, 2009, the Company capitalized approximately $543,000 of software development costs related to new products in development. No amounts were capitalized during the six months ended March 31, 2008.

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

Goodwill and one indefinite lived trademark were not subject to amortization and were tested annually, on May 31st, for impairment or more frequently if events and circumstances indicate that the asset might be impaired. Factors the Company believes could trigger interim impairment reviews include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, and significant decreases in the Company’s market capitalization for a sustained period.

The Company performed interim tests of impairment for its goodwill and its indefinite lived trademark at September 30, 2008, December 31, 2008 and again at March 31, 2009 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” due to uncertainties surrounding the global economy and the volatility in the Company’s stock price. The Company tests goodwill for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired, but if the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, must be measured. An impairment loss is recognized to the extent that the carrying amount of the reporting unit exceeds the reporting unit’s fair value. The Company estimates its fair value using the best information available, including market information and discounted cash flow projections also referred to as the income approach. The income approach uses future estimated operating results and cash flows that are discounted using a weighted-average cost of capital that reflects current market conditions. These projections utilize management’s best estimates of economic and market conditions over the projected period, including growth rates in revenues, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The Company validates its estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach. A market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit.

In conducting its most recent interim impairment analysis at March 31, 2009, management took into account the effects of the global economic recession, including among other factors, that Company revenues were lower than expected in the three months ended March 31, 2009. The results of the impairment analysis at March 31, 2009 indicated that the Company’s book value exceeded its estimated fair value. Further analysis indicated that the Company’s goodwill was fully impaired. Therefore, the Company recorded a non-cash impairment charge of approximately $6.1 million in the three months ended March 31, 2009.

The Company tests its indefinite lived intangible asset for impairment by comparing the fair value to the net book value of the asset. The Company estimates the fair value of its trademark using the relief-from-royalty method, which requires assumptions related to projected revenues and assumed royalty rates that could be payable if it did not own the trademark, as well as an estimated discount rate. The results of the Company’s valuation analysis at March 31, 2009 indicated that a trademark was fully impaired at March 31, 2009. Therefore, the Company recorded a non-cash impairment charge of approximately $285,000 in the three months ended March 31, 2009.

Accounting for Stock-Based Compensation

The Company recognizes stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) requires all share-based awards, including grants of employee stock options, to be recognized in the financial statements based on their fair value.

Under the provisions of SFAS No. 123(R), the Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. For the three months ended March 31, 2009 and 2008, the Company recorded stock-based compensation expense of approximately $56,000 and $55,000, respectively. For the six months ended March 31, 2009 and 2008, the Company recorded stock-based compensation expense of approximately $114,000 and $106,000, respectively. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in the determination of fair value of share-based awards are assumptions related to expected stock-price volatility, option life, risk-free interest rate, dividend yield and expected forfeitures. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility, option life and forfeiture assumptions require a greater level of judgment which makes them critical accounting estimates.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
REVENUE:
Software licenses and subscriptions	58.4%	53.7%	56.5%	54.3%
Maintenance and services	41.6%	46.3%	43.5%	45.7%
Total Revenue	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	10.4%	9.4%	10.3%	9.4%
Cost of maintenance and services	16.4%	20.0%	16.6%	19.2%
Sales and marketing	36.4%	33.5%	34.1%	35.0%
Engineering and product development	11.5%	14.2%	12.6%	13.3%
General and administrative	20.0%	21.7%	21.2%	20.8%
Impairment of goodwill and other intangible assets	125.7%	—	62.2%	—
Total costs and expenses	220.4%	98.8%	157.0%	97.7%
INCOME (LOSS) FROM OPERATIONS	-120.4%	1.2%	-57.0%	2.3%
Interest income and other income (expense), net	-0.1%	0.8%	1.6%	1.2%
INCOME (LOSS) BEFORE INCOME TAXES	-120.5%	2.0%	-55.4%	3.5%
Provision (benefit) for income taxes	-5.6%	0.6%	-2.3%	0.7%
NET INCOME (LOSS)	-114.9%	1.4%	-53.1%	2.8%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Total Revenues

The following table presents total revenue, total revenue decrease and percentage change in total revenue for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(In thousands)

Software licenses and subscriptions	$2,973	$3,155	$(182)	-5.8%
Maintenance and services	2,119	2,718	(599)	-22.0%

Total revenue	$5,092	$5,873	$(781)	-13.3%

Software license and subscription revenue for the three months ended March 31, 2009 was $2,973,000 or approximately 58% of total revenue, as compared to $3,155,000 or approximately 54% of total revenue for the three months ended March 31, 2008. This represents a decrease of $182,000 or approximately 6% from the second quarter of fiscal 2008 to the second quarter of fiscal 2009. The overall net decrease in software license and subscription revenue for the three months ended March 31, 2009 consists of a $105,000 decrease in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Datawatch Researcher, Visual Insight, iMergence and VorteXML products), a $55,000 decrease in Service Management Solutions (including Visual QSM and Visual HD products) and a $22,000 decrease in Content Management Solutions (including Datawatch BDS, Datawatch BDS Workflow and Datawatch MailManager products). The $105,000 decrease in Business Intelligence Solutions relates primarily to a decrease in Monarch desktop license sales as compared to the same period in fiscal 2008.

Maintenance and services revenue for the three months ended March 31, 2009 was $2,119,000 or approximately 42% of total revenue, as compared to $2,718,000 or approximately 46% of total revenue for the three months ended March 31, 2008. This represents a decrease of $599,000 or approximately 22% from the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2009. The decrease in maintenance and services revenue includes a $371,000 decrease in Service Management Solutions (including Visual QSM and Visual HD products), a $119,000 decrease in Content Management Solutions (including Datawatch BDS, Datawatch BDS Workflow and Datawatch MailManager products) and a $109,000 decrease in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Datawatch Researcher, Visual Insight, iMergence and VorteXML products).

Costs and Operating Expenses

The following table presents costs and operating expenses, increase/(decrease) in costs and operating expenses and percentage changes in costs and operating expenses for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(In thousands)

Cost of software licenses and subscriptions	$531	$550	$(19)	-3.5%
Cost of maintenance and services	834	1,177	(343)	-29.1%
Sales and marketing	1,854	1,968	(114)	-5.8%
Engineering and product development	585	836	(251)	-30.0%
General and administrative	1,018	1,273	(255)	-20.0%
Impairment of goodwill and other intangible assets	6,401	—	6,401

Total costs and operating expenses	$11,223	$5,804	$5,419	93.4%

Cost of software licenses and subscriptions for the three months ended March 31, 2009 was $531,000 or approximately 18% of software license and subscription revenue, as compared to $550,000 or approximately 17% of software license and subscription revenues for the three months ended March 31, 2008. The decrease in cost of software licenses and subscriptions is due to lower royalty costs related to revenue mix which was partly offset by higher amortization expense of capitalized software costs for new product releases.

Cost of maintenance and services for the three months ended March 31, 2009 was $834,000 or approximately 40% of maintenance and services revenue, as compared to $1,177,000 or approximately 43% of maintenance and services revenue for the three months ended March 31, 2008. The decrease in total cost of maintenance and services of $343,000 is primarily attributable to lower headcount and employee-related costs, travel-related expenses and decreased use of external consultants.

Sales and marketing expenses for the three months ended March 31, 2009 were $1,854,000, or 36% of total revenues as compared to $1,968,000 or 34% of total revenues for the three months ended March 31, 2008. The decrease in sales and marketing expenses of $114,000, or approximately 6%, is attributable to lower headcount and related expenses and lower external consulting costs as compared to the same period last year.

Engineering and product development expenses for the three months ended March 31, 2009 were $585,000, or 12% of total revenues as compared to $836,000, or 14% of total revenues for the three months ended March 31, 2008. The decrease in engineering and product development expenses of $251,000, or approximately 30%, is primarily attributable to costs capitalized related to new product releases.

General and administrative expenses for the three months ended March 31, 2009 were $1,018,000, or 20% of total revenues as compared to $1,273,000, or 22% of total revenues for the three months ended March 31, 2008. The decrease in general and administrative expenses of $255,000, or 20%, is primarily attributable to decreased accounting and legal fees, bad debt reserves and other external consulting services.

Impairment of goodwill and other intangible assets of $6.4 million is attributable to the full impairment of the Company’s goodwill totaling $6,116,000 and an indefinite lived trademark totaling $285,000.

Interest income for the three months ended March 31, 2009 was $6,000 as compared to $31,000 for the three months ended March 31, 2008. The decrease in interest income was the result of lower interest rates available from banks in the United States and the United Kingdom. Gain (loss) on foreign currency transactions for the three months ended March 31, 2009 was a loss of $12,000 as compared to a gain of $18,000 for the three months ended March 31, 2008.

Income tax benefit for the three months ended March 31, 2009 was primarily attributable to the reversal of the Company’s deferred tax liability of $319,000 related to its tax-deductible goodwill from the IDARS acquisition, which was determined to be fully impaired for book purposes as of March 31, 2009. Income tax provision for the three months ended March 31, 2008 primarily represents deferred tax expense related to the difference between the tax and book basis of the tax-deductible goodwill generated by the Company’s acquisition of the business assets of IDARS. Deferred tax expense was recognized for financial reporting purposes equal to the tax rate on the excess of tax amortization over the amortization for financial reporting purposes.

Net loss for the three months ended March 31, 2009 was ($5,854,000). Excluding the effects of the goodwill and trademark impairment charge, net income for the three months ended March 31, 2009 would have been $228,000, or $0.04 per diluted share, as compared to $83,000, or $0.01 per diluted share, for the three months ended March 31, 2008.

Six months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

Total Revenues

The following table presents total revenue, total revenue decrease and percentage change in total revenue for the six months ended March 31, 2009 and 2008:

	Six Months Ended
	March 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(In thousands)

Software licenses and subscriptions	$5,813	$6,488	$(675)	-10.4%
Maintenance and services	4,481	5,452	(971)	-17.8%

Total revenue	$10,294	$11,940	$(1,646)	-13.8%

Software license and subscription revenue for the six months ended March 31, 2009 was $5,813,000 or approximately 57% of total revenue, as compared to $6,488,000 or approximately 54% of total revenue for the six months ended March 31, 2008. This represents a decrease of $675,000 or approximately 10% from the six months of fiscal 2008 to the six months of fiscal 2009. The overall net decrease in software license and subscription revenue for the six months ended March 31, 2009 consists of a $529,000 decrease in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Datawatch Researcher, Visual Insight, iMergence and VorteXML products), a $99,000 decrease in Service Management Solutions (including Visual QSM and Visual HD products) and an $47,000 decrease in Content Management Solutions (including Datawatch BDS, Datawatch BDS Workflow and Datawatch MailManager products). The $529,000 decrease in Business Intelligence Solutions relates primarily to a decrease in Monarch desktop product license sales as compared to the same period in fiscal 2008.

Maintenance and services revenue for the six months ended March 31, 2009 was $4,481,000 or approximately 43% of total revenue, as compared to $5,452,000 or approximately 46% of total revenue for the six months ended March 31, 2008. This represents a decrease of $971,000, or approximately 18%, from the first six months of fiscal 2008 as compared to the first six months of fiscal 2009. The decrease in maintenance and services revenue includes a $789,000 decrease in Service Management Solutions (including Visual QSM and Visual HD products), a $96,000 decrease in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Datawatch Researcher, Visual Insight, iMergence and VorteXML products) and an $86,000 decrease in Content Management Solutions (including Datawatch BDS, Datawatch BDS Workflow and Datawatch MailManager products).

Costs and Operating Expenses

The following table presents costs and operating expenses, increase (decrease) in costs and operating expenses and percentage changes in costs and operating expenses for the six months ended March 31, 2009 and 2008:

	Six Months Ended
	March 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(In thousands)

Cost of software licenses and subscriptions	$1,061	$1,122	$(61)	-5.4%
Cost of maintenance and services	1,707	2,297	(590)	-25.7%
Sales and marketing	3,515	4,189	(674)	-16.1%
Engineering and product development	1,298	1,586	(288)	-18.2%
General and administrative	2,184	2,478	(294)	-11.9%
Impairment of goodwill and other intangible assets	6,401	—	6,401

Total costs and operating expenses	$16,166	$11,672	$4,494	38.5%

Cost of software licenses and subscriptions for the six months ended March 31, 2009 was $1,061,000 or approximately 18% of software license and subscription revenue, as compared to $1,122,000 or approximately 17% of software license and subscription revenues for the six months ended March 31, 2008. The decrease in cost of software licenses and subscriptions of $61,000 is due to lower royalty costs related to product royalty mix which was partially offset by higher amortization of capitalized software.

Cost of maintenance and services for the six months ended March 31, 2009 was $1,707,000 or approximately 38% of maintenance and services revenue, as compared to $2,297,000 or approximately 42% of maintenance and services revenue for the six months ended March 31, 2008. The decrease in cost of maintenance and services of $590,000 is primarily due to lower employee and travel-related expenses and lower international consulting costs.

Sales and marketing expenses for the six months ended March 31, 2009 were $3,515,000, or 34% of total revenues as compared to $4,189,000, or 35% of total revenues for the six months ended March 31, 2008.  The decrease in sales and marketing expenses of $674,000, or approximately 16%, is primarily attributable to a reduction of cost due to lower employee related expenses as well as lower consulting costs.

Engineering and product development expenses for the six months ended March 31, 2009 were $1,298,000, or 13% of total revenues as compared to $1,586,000, or 13% of total revenues, for the six months ended March 31, 2008. The decrease in engineering and product development expenses of $288,000, or approximately 18%, is primarily attributable to the capitalization of development costs for new software releases.

General and administrative expenses for the six months ended March 31, 2009 were $2,184,000, or 21% of total revenues, as compared to $2,478,000, or 21% of total revenues for the six months ended March 31, 2008. The decrease in general and administrative expenses of $294,000, or approximately 12%, is primarily attributable to decreases in professional services fees including accounting, legal and consulting.

Impairment of goodwill and other intangible assets of $6.4 million is attributable to the full impairment of the Company’s goodwill totaling $6,116,000 and an indefinite lived trademark totaling $285,000.

Interest income for the six months ended March 31, 2009 was $27,000 as compared to $71,000 for the six months ended March 31, 2008. The decrease in interest income was the result of lower interest rates available from banks in the United States and the United Kingdom. Gain on foreign currency transactions for the six months ended March 31, 2009 was $136,000 as compared to $75,000 for the six months ended March 31, 2008.

Income tax benefit for the six months ended March 31, 2009 of $240,000 was primarily attributable to the reversal of the Company’s deferred tax liability of $319,000 related to its goodwill from the IDARS acquisition which was determined to be fully impaired at March 31, 2009. Income tax provision for the six months ended March 31,

2008 primarily represents deferred tax expense related to the tax-deductible goodwill generated by the Company’s acquisition of the business assets of IDARS. The goodwill resulting from this transaction was deductible for tax purposes and a deferred tax expense was recognized for financial reporting purposes equal to the tax rate on the excess of tax amortization over the amortization for financial reporting purposes.

Net loss for the six months ended March 31, 2009 was ($5,469,000). Excluding the effects of the goodwill and trademark impairment charge, net income for the six months ended March 31, 2009 would have been $614,000, or $0.10 per diluted share, as compared to $330,000, or $0.06 per diluted share, for the six months ended March 31, 2008.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire through 2011. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses.  Rental expense for all operating leases was approximately $80,000 and $99,000 for the three months ended March 31, 2009 and 2008, respectively, and $163,000 and $249,000 for the six months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, contractual obligations include minimum rental commitments under non-cancelable operating leases as follows:

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating Lease
Obligations	$502	$262	$240	$—	$—

Other Liabilities	$113	$—	$—	$—	$113

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $404,000 and $437,000, respectively, for the three months ended March 31, 2009 and 2008, and $795,000 and $894,000 for the six months ended March 31, 2009 and 2008, respectively. The Company is not obligated to pay any minimum amounts for royalties.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch Researcher and Visual Insight products until September 30, 2010. The Company expensed approximately $5,000 and $1,000 for each of the three months and six months ended March 31, 2009 and 2008, respectively, which is included in cost of software licenses and subscriptions.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of March 31, 2009.

The Company is required by a sublease agreement related to its Chelmsford, Massachusetts facility to provide a letter of credit in the amount of approximately $107,000 as a security deposit to the landlord of amounts due under the lease as of March 31, 2009. Cash on deposit providing security in the amount of this letter of credit is classified as restricted cash in the Company’s condensed consolidated balance sheets in the amount of $107,000 and $125,000 as of March 31, 2009 and September 30, 2008, respectively.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2009.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2009.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At March 31, 2009, the Company had $5,128,000 of cash and equivalents, an increase of $243,000 from September 30, 2008.

At March 31, 2009, the Company had working capital of approximately $1,402,000 as compared to working capital of $1,130,000 at September 30, 2008. The Company expects cash flows from operations to remain positive as it anticipates continued profitability during the fiscal year ended September 30, 2009. However, if the Company’s cash flow from operations were to decline significantly, it may need to consider further reductions to its operating expenses. The Company does not anticipate additional cash requirements to fund significant growth or the acquisition of complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements.

The Company had net loss of approximately ($5,469,000) for the six months ended March 31, 2009 which was the result of a non-cash charge of $6.4 million related to the impairment of goodwill and a trademark, as compared to net income of approximately $330,000 for the six months ended March 31, 2008. During the six months ended March 31, 2009 and 2008, approximately $1,399,000 and $282,000, respectively, of cash was provided by the Company’s operations. During the six months ended March 31, 2009, the main source of cash from operations was the adjustment to net loss adjusted for a non-cash charge of $6.4 million related to the impairment of goodwill and a trademark, depreciation and amortization as well as a decrease in accounts receivable offset by a decrease in current liabilities.

Net cash used in investing activities for the six months ended March 31, 2009 of $609,000 is primarily related to capitalization of software expense and the purchase of property and equipment.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At March 31, 2009, the Company did not participate in any derivative financial instruments or commodity instruments. The Company holds no investment securities that possess significant market risk.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The principal executive officer and principal financial officer, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a−15(e) and 15d−15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

(b) Changes in Internal Controls.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of Datawatch Corporation was held on March 20, 2009.

(b)
The directors elected at the meeting were Kenneth P. Bero, Thomas H. Kelly, Richard de J. Osborne, Terry W. Potter, David T. Riddiford, William B. Simmons and James Wood, which constitute all of the directors of the Company.

(c)	A vote was proposed to elect the foregoing nominees to the Board of Directors to serve for the ensuing year or until their respective successors are duly elected and qualified:

Nominee	Total Votes For:	Total Votes Withheld:
Kenneth P. Bero	4,435,699	1,239,141
Thomas H. Kelly	4,435,699	1,239,141
Richard de J. Osborne	4,423,411	1,251,429
Terry W. Potter	4,436,568	1,238,272
David T. Riddiford	4,427,312	1,247,528
William B. Simmons	4,427,312	1,247,528
James Wood	4,435,699	1,239,141

(d)	No information provided due to inapplicability of item.

Item 6.  Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2009.

DATAWATCH CORPORATION

/s/ Kenneth P. Bero
Kenneth P. Bero
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Murray P. Fish
Murray P. Fish
Chief Financial Officer,
(Principal Financial Officer)