Form 10-Q
period 2009-06-30
DATAWATCH CORP
filed 2009-08-13
CIK 792130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

Commission File Number: 000-19960

DATAWATCH CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	02-0405716
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes   ☐    No  ☒

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of August 10, 2009 was 5,925,193.

DATAWATCH CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2009

TABLE OF CONTENTS

		Page #

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

a)	Condensed Consolidated Balance Sheets: June 30, 2009 and September 30, 2008	3

b)	Condensed Consolidated Statements of Operations: Three and Nine Months Ended June 30, 2009 and 2008	4

c)	Condensed Consolidated Statements of Cash Flows: Nine Months Ended June 30, 2009 and 2008	5

d)	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 6.	Exhibits	26

SIGNATURES		27

CERTIFICATIONS		28

PART I. FINANCIAL INFORMATION
Item 1:  FINANCIAL STATEMENTS

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30,	September 30,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and equivalents	$5,444	$4,885
Accounts receivable, less allowances for doubtful accounts and sales
returns of $194,000 at June 30, 2009 and $236,000 at September 30, 2008	2,665	3,287
Inventories	70	57
Prepaid expenses	325	361
Total current assets	8,504	8,590

Property and equipment, net	575	737
Goodwill	–	6,116
Other intangible assets, net	2,627	2,577
Restricted cash	107	125
Other long-term assets	20	24

	$11,833	$18,169

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$611	$1,028
Accrued expenses	2,202	2,385
Deferred revenue	3,784	4,047
Total current liabilities	6,597	7,460

LONG-TERM LIABILITIES:
Deferred rent	71	120
Deferred revenue - long-term	176	145
Deferred tax liability	–	262
Other liabilities	119	100
Total long-term liabilities	366	627

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 20,000,000 shares authorized;
issued, 5,938,605 shares and 5,928,604 shares, respectively;
outstanding, 5,924,359 shares and 5,914,358 shares, respectively	59	59
Additional paid-in capital	23,585	23,421
Accumulated deficit	(17,624)	(12,430)
Accumulated other comprehensive loss	(1,010)	(828)
	5,010	10,222
Less treasury stock, at cost—14,246 shares	(140)	(140)
Total shareholders’ equity	4,870	10,082

	$11,833	$18,169

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
REVENUE:
Software licenses and subscriptions	$2,605	$3,116	$8,419	$9,605
Maintenance and services	2,160	2,659	6,640	8,110
Total revenue	4,765	5,775	15,059	17,715

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	574	556	1,635	1,678
Cost of maintenance and services	783	1,031	2,491	3,328
Sales and marketing	1,510	2,156	5,025	6,344
Engineering and product development	483	704	1,781	2,290
General and administrative	1,084	1,310	3,268	3,788
Impairment of goodwill and other intangible assets	–	–	6,401	–
Total costs and expenses	4,434	5,757	20,601	17,428

INCOME (LOSS) FROM OPERATIONS	331	18	(5,542)	287

Interest income and other income (expense), net	(52)	95	112	240

INCOME (LOSS) BEFORE INCOME TAXES	279	113	(5,430)	527
Provision (benefit) for income taxes	4	22	(236)	106

NET INCOME (LOSS)	$275	$91	$(5,194)	$421

Net income (loss) per share—Basic	$0.05	$0.02	$(0.88)	$0.07
Net income (loss) per share—Diluted	$0.05	$0.02	$(0.88)	$0.07

Weighted-Average Shares Outstanding—Basic	5,924	5,902	5,918	5,809

Weighted-Average Shares Outstanding—Diluted	5,986	6,031	5,918	6,049

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 (In thousands)

	Nine Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,194)	$421
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Impairment of goodwill and other intangible assets	6,401	–
Depreciation and amortization	744	633
Provision for doubtful accounts and sales returns	(34)	140
Stock-based compensation	164	165
Deferred income taxes	(262)	86
Changes in current assets and liabilities:
Accounts receivable	520	416
Inventories	(13)	7
Prepaid expenses and other assets	29	70
Accounts payable, accrued expenses and other liabilities	(558)	(624)
Deferred revenue	(98)	(321)
Cash provided by operating activities	1,699	993

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures	(91)	(219)
Proceeds from sale of equipment	–	1
Purchase of IDARS business	–	(425)
Capitalized software development costs	(831)	(132)
Decrease in restricted cash	18	–
Decrease in other assets	4	5
Cash used in investing activities	(900)	(770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	–	499
Cash provided by financing activities	–	499

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	(240)	(117)

INCREASE IN CASH AND EQUIVALENTS	559	605
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	4,885	3,841
CASH AND EQUIVALENTS, END OF PERIOD	$5,444	$4,446

SUPPLEMENTAL INFORMATION:
Income taxes paid	$11	$23

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Datawatch Corporation (the “Company”) and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 filed with the Securities and Exchange Commission (the “SEC”). All intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 30, 2008, and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through August 13, 2009, the date of issuance of these financial statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, sales returns reserve, useful lives of property and equipment, valuation of net deferred tax assets, business combinations, valuation of goodwill and other intangible assets and valuation of share-based awards.

Revenue Recognition

Revenue allocated to software products, specified upgrades and enhancements is recognized upon delivery of the related product, upgrades or enhancements. Revenue is allocated by vendor specific objective evidence (“VSOE”) of fair value to post-contract customer support (primarily maintenance) and is recognized ratably over the term of the support, and revenue allocated by VSOE to service elements (primarily training and consulting) is recognized as the services are performed. The residual method of revenue recognition is used for multi-element arrangements when the VSOE of the fair value does not exist for one of the delivered elements. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as supported by VSOE, is deferred and subsequently recognized as such items are delivered or completed and (2) the difference between the total arrangement fee and the amount allocated to the undelivered elements is recognized as revenue related to the delivered elements.

The Company has two types of software product offerings: (1) Enterprise Software and (2) Desktop and Server Software. Enterprise Software products are sold directly to end-users and through value added resellers. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Sales to distributors and resellers accounted for approximately 41% and 42%, respectively, of total sales for the three months ended June 30, 2009 and 2008, and 40% and 41%, respectively, of total sales for the nine months ended June 30, 2009 and 2008. Revenue from the sale of all software products (when separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is customarily defined. The Company’s software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

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

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, BI Server and VorteXML sold directly to end-users, include a guarantee under which such customers may return products within 30 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights. Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently.

Stock-Based Compensation

All share-based awards, including grants of employee stock options, are recognized in the financial statements based on their fair value.

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

Concentration of Credit Risks and Major Customers

The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary credit terms. Two customers, Ingram Micro, Inc. and Tech Data Product Management, individually accounted for the following percentages of total revenue and accounts receivable for the periods indicated:

	Percentage of total		Percentage of total
	revenue for the three		revenue for the nine		Percentage of total
	months ended		months ended		accounts receivable at
	June 30,	June 30,	June 30,	June 30,	June 30,	September 30,
	2009	2008	2009	2008	2009	2008

Ingram Micro, Inc.	15%	19%	18%	20%	18%	26%
Tech Data
Product Management	10%	12%	7%	9%	12%	4%

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

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 18 to 36 months. The net amount of capitalized software development costs and purchased software was approximately $1.3 million and $664,000 at June 30, 2009 and September 30, 2008, respectively. During the nine months ended June 30, 2009 and 2008, the Company capitalized approximately $831,000 and $132,000, respectively, of software development costs related to new products in development.

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

As of September 30, 2008, the Company had approximately $6.1 million in goodwill which was determined to be impaired as a result of an interim impairment test performed as of March 31, 2009. Consequently, the Company recorded a non-cash impairment charge of $6.1 million in the three months ended March 31, 2009. The Company also recorded a non-cash impairment charge of approximately $285,000 in the three months ended March 31, 2009 related to its indefinite lived intangible asset which was determined to be fully impaired as of that date.

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

The Company’s cash equivalents are carried at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company classifies the inputs used to measure fair value into the following hierarchy:

•	Level 1 – Observable inputs such as quoted prices in active markets;
•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents information about the Company’s cash equivalents measured at fair value on a recurring basis at June 30, 2009 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Money market funds	$2,232	$2,232	$–	$–
Treasury deposits	1,074	1,074	–	–

Total	$3,306	$3,306	$–	$–

Recent Accounting Pronouncements

The Company adopted SFAS No. 157, “Fair Value Measurements” for financial assets and liabilities on October 1, 2008, which did not have a material impact on the Company’s financial statements. The Company will adopt SFAS No. 157 for non-financial assets and liabilities on October 1, 2009, but does not expect that the adoption of SFAS No. 157 related to non-financial assets and liabilities will have a material impact on its financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement was effective for the Company beginning October 1, 2008. The Company has not elected to measure any eligible financial assets and liabilities at fair value and therefore the adoption of this Statement has not had an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired, as well as the treatment of acquisition-related costs. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions after that time.

In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP No. FAS 107-1” and “APB 28-1”). FSP No. FAS 107-1 and APB 28-1 do not change the accounting treatment for financial instruments, but require interim disclosures regarding the fair values of financial instruments, including disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis, as well as changes in the methods and significant assumptions from prior periods. The Company adopted FSP No. FAS 107-1 & APB 28-1 during the three months ended June 30, 2009 and its disclosures are included in Note 1.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, (“SFAS No. 165”), which defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions.  SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009.  The Company adopted the provisions of SFAS No. 165 as of June 30, 2009.  Although the adoption of SFAS No. 165 did not impact its financial condition, results of operations or cash flows, the Company is now required to provide additional disclosures, which are included in Note 1.

Note 2 – Other Intangible Assets, Net

Other intangible assets, net, were comprised of the following as of June 30, 2009 and September 30, 2008:

	Weighted	June 30, 2009			September 30, 2008
	Average	Gross		Net	Gross		Net
Identified Intangible	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Asset	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
		(In thousands)

Capitalized software	2	$2,659	$1,551	$1,108	$1,828	$1,384	$444
Purchased software	5	700	555	145	700	480	220
Patents	20	160	38	122	160	33	127
Customer lists	10	1,790	656	1,134	1,790	531	1,259
Non-compete agreements	4	640	525	115	640	409	231
Trademark	2	21	18	3	21	10	11
Trademark	indefinite	–	–	–	285	–	285

Total		$5,970	$3,343	$2,627	$5,424	$2,847	$2,577

For the three months ended June 30, 2009 and 2008, amortization expense related to intangible assets was $212,000 and $128,000, respectively. For the nine months ended June 30, 2009 and 2008, amortization expense related to intangible assets was $496,000 and $379,000, respectively.

The estimated future amortization expense related to other intangible assets as of June 30, 2009 is as follows:

Fiscal Years Ended September 30,	(In thousands)

Remainder of fiscal 2009	$245
2010	975
2011	543
2012	174
2013	174
2014	174
Thereafter	342

Total estimated future amortization expense	$2,627

Note 3 – Income Taxes

During fiscal year 2006, Datawatch acquired the business assets of IDARS including goodwill which was deductible for tax purposes. As the goodwill was amortized for tax purposes, a deferred tax expense was recognized each period with a corresponding deferred tax liability equal to the difference between tax and book amortization. At September 30, 2008, the Company’s deferred tax liability related to the tax-deductible goodwill was approximately $262,000. In connection with its interim goodwill impairment test at March 31, 2009, the Company determined that its goodwill was fully impaired. Accordingly, the Company reversed its deferred tax liability of approximately $319,000 at March 31, 2009, which was recorded as a reduction to the Company’s income tax provision in the nine months ended June 30, 2009.

During the three and nine months ended June 30, 2009, the Company recorded deferred tax expense of $0 and $57,000, respectively, related to the tax-deductible goodwill and $4,000 and $26,000, respectively, related to estimated alternative minimum taxes, provision-to-return adjustments and uncertain tax positions relative to foreign taxes.

During the three and nine months ended June 30, 2008, the provision for income taxes consisted primarily of deferred tax expense of $29,000 and $86,000, respectively, and $6,000 and $33,000, respectively, related to estimated alternative minimum taxes and uncertain tax positions relative to foreign taxes. Additionally, during the three and nine months ended June 30, 2008, the Company recorded provision-to-return adjustments reducing its income tax liability by approximately $13,000.

Deferred Tax Assets

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through and until 2028. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. Management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets at June 30, 2009 and September 30, 2008.

Provision for Uncertain Tax Positions

At September 30, 2008, the Company had a $100,000 tax liability related to tax exposures that could result in cash payments, of which approximately $6,000 and $19,000, respectively, were recorded during the three and nine months ended June 30, 2009. The Company increased its tax liability by approximately $6,000 and $18,000 during the three and nine months ended June 30, 2008. The Company also recorded additional uncertain tax positions of approximately $2,000 and $6,000, respectively, during the three and nine months ended June 30, 2009 which were recorded as a reduction of the Company’s deferred tax asset and its valuation allowance. The Company does not expect its tax liability to change significantly during the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its consolidated statements of operations. To date, the Company has not accrued any amounts for interest and penalties associated with this liability as such amounts are expected to be de minimis.

The Company’s unrecognized tax benefits (before consideration of any valuation allowance) represent differences between tax positions taken by the Company in its various consolidated and separate worldwide tax returns and the benefits recognized and measured. This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The change in the unrecognized tax benefits during the nine months ended June 30, 2009 was as follows (in thousands):

Balance at October 1, 2008	$759
Additions for prior year tax positions	25

Balance at June 30, 2009	$784

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

Note 4 – Shareholders’ Equity

Stock-based compensation expense for the three months ended June 30, 2009 and 2008 was $50,000 and $59,000, respectively, and $164,000 and $165,000 for the nine months ended June 30, 2009 and 2008, respectively, as included in the following expense categories:

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
	(In thousands)

Sales and marketing	$12	$14	$37	$53
Engineering and product development	3	4	11	12
General and administrative	35	41	116	100
	$50	$59	$164	$165

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

Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate and dividend yield. No options were granted under the stock option plans during either the three months ended June 30, 2009 or 2008. The weighted-average fair values of the options granted under the stock option plans for the nine months ended June 30, 2009 and 2008 were $0.97 and $3.29, respectively. No options were exercised during the three or nine months ended June 30, 2009. Also, no options were exercised during the three months ended June 30, 2008. The total intrinsic value of options exercised during the nine months ended June 30, 2008 was approximately $1.1 million. Cash received from option exercises during the nine months ended June 30, 2008 was approximately $499,000. As of June 30, 2009, there was $193,000 of total unrecognized compensation cost related to non-vested stock option arrangements, which is expected to be recognized over a weighted-average period of 1.57 years.

Many of the assumptions used in the determination of compensation expense are judgmental and highly volatile. The table below indicates the key assumptions used in the option valuation calculations for options granted in the nine months ended June 30, 2009 and 2008:

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

The following table summarizes information about the Company’s stock option plans for the nine months ended June 30, 2009.

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value $(000)

Outstanding, October 1, 2008	581,856	$3.10

Granted	26,500	1.61
Canceled	(26,164)	3.37
Exercised	–	–
Outstanding, June 30, 2009	582,192	$3.02	4.47	$113

Vested or expected to vest, June 30, 2009	572,805	$3.01	4.21	$113

Exercisable, June 30, 2009	488,318	$2.89	4.21	$109

Restricted Stock Units

The Company periodically grants awards of restricted stock units (“RSU”) to each of its non-employee Directors and some of its management team on a discretionary basis pursuant to its 2006 Equity Compensation and Incentive Plan. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at June 30, 2009 was 40,328. Each RSU vests at the rate of 33.33% on each of the first through third anniversaries of the grant date with final vesting scheduled to occur in March 2012. The fair value related to the RSUs was calculated based on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to general and administrative expense. No RSUs were granted during either the three months ended June 30, 2009 or 2008. The Company granted 24,500 and 17,500 RSUs during the nine months ended June 30, 2009 and 2008, respectively. The fair value of the RSUs granted in the nine months ended June 30, 2009 and 2008, respectively, was approximately $31,000 (or $1.27 weighted-average fair value per share) and $62,000 (or $3.53 fair value per share). Total RSUs vested during the nine months ended June 30, 2009 and 2008 were 10,001 and 4,170, respectively. Total RSUs canceled during the nine months ended June 30, 2009 were 1,667. No RSUs were canceled during the nine months ended June 30, 2008. The Company recorded compensation expense related to RSUs of approximately $11,000 and $10,000 for the three months ended June 30, 2009 and 2008, respectively, and $31,000 and $19,000 for the nine months ended June 30, 2009 and 2008, respectively. These amounts are included in the total stock-based compensation expense disclosed above. As of June 30, 2009, there was $72,000 of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 1.9 years.

Note 5 - Comprehensive Income (Loss)

The following table sets forth the reconciliation of net income (loss) to comprehensive income (loss):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Net income (loss)	$275	$91	$(5,194)	$421
Other comprehensive income (loss):
Foreign currency translation adjustments	170	(77)	(182)	(101)

Comprehensive income (loss)	$445	$14	$(5,376)	$320

Accumulated other comprehensive loss reported in the condensed consolidated balance sheets consists solely of foreign currency translation adjustments.

Note 6 - Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the impact, when dilutive, of the exercise of stock options and RSUs using the treasury stock method.

Potentially dilutive common stock options aggregating 413,379 and 280,810 shares for the three months ended June 30, 2009 and 2008, respectively, and 449,893 and 203,134 shares for the nine months ended June 30, 2009 and 2008, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive. Potentially dilutive restricted stock units aggregating 15,828 and 20,000 shares for the three months ended June 30, 2009 and 2008, respectively, and 20,968 and 2,500 shares for the nine months ended June 30, 2009 and 2008, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive.

Note 7 - Commitments and Contingencies

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch Researcher product until September 30, 2010. The Company expensed approximately $1,000 and $3,000 for the three months ended June 30, 2009 and 2008, respectively, and

$5,000 and $4,000 for the nine months ended June 30, 2009 and 2008, respectively. These amounts are included in cost of software licenses and subscriptions.

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $385,000 and $452,000, respectively, for the three months ended June 30, 2009 and 2008 and approximately $1.2 million and $1.3 million, respectively, for the nine months ended June 30, 2009 and 2008. The Company is not obligated to pay any minimum amounts for royalties.

From time to time, the Company is subject to other claims and may be party to other actions that arise in the normal course of business. The Company does not believe the eventual outcome of any pending matters will have a material effect on the Company’s consolidated financial condition or results of operations.

Note 8 – Restructuring

In April 2009, in response to the current business climate, the Company initiated and completed a restructuring plan to reduce costs and reduced its workforce by twelve employees. The restructuring plan resulted in charges for severance benefits and related costs for the terminated employees of $96,000 in the three and nine months ended June 30, 2009. These costs are included primarily within costs of maintenance and services and sales and marketing expenses. All such terminations were completed by June 30, 2009 and all amounts incurred were paid as of June 30, 2009.

Note 9 - Segment Information

The Company has determined that it has only one reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and operating results.

The following table presents information about the Company’s revenue by product lines:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Datawatch Researcher, Visual Insight, iMergence and VorteXML)	72%	67%	72%	67%
Content Management Solutions (including Datawatch BDS, Datawatch BDS Workflow and Datawatch MailManager)	17%	16%	16%	15%
Service Management Solutions (including Visual QSM and Visual HD)	11%	17%	12%	18%

Total	100%	100%	100%	100%

The Company conducts operations in the U.S. and internationally (principally in the United Kingdom). The following table presents information about the Company’s geographic operations:

		International
		(Principally	Intercompany
	Domestic	U.K.)	Eliminations	Total
	(In thousands)

Total Revenue
Three months ended June 30, 2009	$3,917	$1,056	$(208)	$4,765
Three months ended June 30, 2008	$4,360	$1,755	$(340)	$5,775

Nine months ended June 30, 2009	$12,272	$3,470	$(683)	$15,059
Nine months ended June 30, 2008	$13,276	$5,471	$(1,032)	$17,715

Total Operating Income (Loss)
Three months ended June 30, 2009	$342	$(11)	$–	$331
Three months ended June 30, 2008	$(65)	$83	$–	$18

Nine months ended June 30, 2009	$(5,629)	$87	$–	$(5,542)
Nine months ended June 30, 2008	$344	$(57)	$–	$287

Non-current Assets
At June 30, 2009	$3,288	$41	$–	$3,329
At September 30, 2008	$9,515	$64	$–	$9,579

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

The Company offers its enterprise products through perpetual licenses and subscription pricing models. Subscriptions automatically renew unless terminated with 90 days notice following the first year of the subscription term. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The subscription renewal rate is the same as the initial subscription rate. During the three months ended June 30, 2009 and 2008, revenues under the subscription model were $120,000 and $159,000, respectively. During the nine months ended June 30, 2009 and 2008, revenues under the subscription model were $376,000 and $452,000, respectively.

CRITICAL ACCOUNTING POLICIES

In the preparation of financial statements and other financial data, management applies certain accounting policies to transactions that, depending on choices made by management, can result in different outcomes. In order for a reader to understand the following information regarding the financial performance and condition of the Company, an understanding of those accounting policies is important. Certain of those policies are comparatively more important to the Company’s financial results and condition than others. The policies that the Company believes are most important for a reader’s understanding of the financial information provided in this report are:
•	Revenue Recognition, Allowance for Bad Debts and Returns Reserve
•	Income Taxes
•	Capitalized Software Development Costs
•	Goodwill, Other Intangible Assets and Other Long-Lived Assets
•	Accounting for Stock-Based Compensation

During the three and nine months ended June 30, 2009, there were no significant changes in the Company’s critical accounting policies. See Note 1 to the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in its Annual Report on Form 10-K for the year ended September 30, 2008 for additional information about these critical accounting policies, as well as a description of the Company’s other significant accounting policies.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUE:
Software licenses and subscriptions	54.7%	54.0%	55.9%	54.2%
Maintenance and services	45.3%	46.0%	44.1%	45.8%
Total Revenue	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	12.1%	9.6%	10.9%	9.5%
Cost of maintenance and services	16.4%	17.9%	16.5%	18.8%
Sales and marketing	31.7%	37.3%	33.4%	35.8%
Engineering and product development	10.1%	12.2%	11.8%	12.9%
General and administrative	22.7%	22.7%	21.7%	21.4%
Impairment of goodwill and other intangible assets	0.0%	0.0%	42.5%	0.0%
Total costs and expenses	93.0%	99.7%	136.8%	98.4%
INCOME (LOSS) FROM OPERATIONS	7.0%	0.3%	(36.8)%	1.6%
Interest income and other income (expense), net	(1.1)%	1.7%	0.7%	1.4%
INCOME (LOSS) BEFORE INCOME TAXES	5.9%	2.0%	(36.1)%	3.0%
Provision (benefit) for income taxes	0.1%	0.4%	(1.6)%	0.6%
NET INCOME (LOSS)	5.8%	1.6%	(34.5)%	2.4%

Three months ended June 30, 2009 Compared to Three months ended June 30, 2008

Total Revenues

The following table presents total revenue, total revenue decrease and percentage change in total revenue for the three months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(In thousands)

Software licenses and subscriptions	$2,605	$3,116	$(511)	-16.4%
Maintenance and services	2,160	2,659	(499)	-18.8%

Total revenue	$4,765	$5,775	$(1,010)	-17.5%

The overall net decrease of $511,000 in software license and subscription revenue for the three months ended June 30, 2009 consists of a $440,000 decrease in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Datawatch Researcher, Visual Insight, iMergence and VorteXML products) and a $106,000 decrease in Service Management Solutions (including Visual QSM and Visual HD products) which was partially offset by a $35,000 increase in Content Management Solutions (including Datawatch BDS, Datawatch BDS Workflow and Datawatch MailManager products). The $440,000 decrease in Business Intelligence Solutions is primarily due to decreased Monarch license sales as compared to the three months ended June 30, 2008.

The overall decrease of $499,000 in maintenance and services revenue consists of a $344,000 decrease in Service Management Solutions (including Visual QSM and Visual HD products) and a $189,000 decrease in Content Management Solutions (including Datawatch BDS, Datawatch BDS Workflow and Datawatch MailManager products) which were partially offset by a $34,000 increase in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Datawatch Researcher, Visual Insight, iMergence and VorteXML products). Maintenance and services revenue for the Service Management Solutions product line decreased due to lower maintenance revenue of $186,000 and lower professional services of $158,000. Maintenance and services revenue for the Content Management Solutions product line decreased due to a decrease in maintenance revenue of $142,000 and a decrease in professional services revenue of $47,000. Maintenance and services revenue for the Business Intelligence Solutions product line increased due to higher maintenance revenue of $55,000 offset by decreased professional services revenue of $21,000.

Costs and Operating Expenses

The following table presents costs and operating expenses, increase (decrease) in costs and operating expenses and percentage changes in costs and operating expenses for the three months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(In thousands)

Cost of software licenses and subscriptions	$574	$556	$18	3.2%
Cost of maintenance and services	783	1,031	(248)	-24.1%
Sales and marketing	1,510	2,156	(646)	-30.0%
Engineering and product development	483	704	(221)	-31.4%
General and administrative	1,084	1,310	(226)	-17.3%

Total costs and operating expenses	$4,434	$5,757	$(1,323)	-23.0%

The increase in cost of software licenses and subscriptions of $18,000, or approximately 3%, is primarily due to increased amortization of capitalized software related to new product releases which were partially offset by lower royalty costs associated with lower sales of Monarch.

The decrease in cost of maintenance and services of $248,000, or approximately 24%, is primarily due to lower employee-related costs due to decreased headcount and related costs.

The decrease in sales and marketing expenses of $646,000, or approximately 30%, is attributable to lower external consulting costs, a reduction in travel-related costs and lower wages attributable to lower headcount as compared to the same period last year.

The decrease in engineering and product development expenses of $221,000, or approximately 31%, is primarily attributable to software development costs related to new product offerings which were capitalized.

The decrease in general and administrative expenses of $226,000, or approximately 17%, is primarily attributable to lower auditing fees, lower compliance costs associated with the Sarbanes-Oxley Act and fees associated with other consulting services performed during the period.

Interest income and other income (expense) includes the following components: interest income, gains or losses on foreign currency transactions and, for fiscal year 2008, a gain on the dissolution of the Company’s French subsidiary (Datawatch France SARL). Interest income for the three months ended June 30, 2009 was

$3,000 as compared to $33,000 for the three months ended June 30, 2008. The decrease in interest income was the result of lower interest rates available from banks in the United States and United Kingdom. Gain (loss) on foreign currency transactions for the three months ended June 30, 2009 was a loss of $55,000 as compared to a gain of $5,000 for the three months ended June 30, 2008. Additionally, during the three months ended June 30, 2008, there was a gain of $57,000 recorded upon the dissolution of Datawatch France SARL.

Income tax expense for the three months ended June 30, 2009 was $4,000 as compared to $22,000 for the three months ended June 30, 2008. Income tax expense for the three months ended June 30, 2009 primarily represents a provision for uncertain tax positions relative to foreign taxes. Income tax expense for the three months ended June 30, 2008 primarily represents deferred tax expense related to the difference between the tax and book basis of the tax-deductible goodwill generated by the Company’s acquisition of the business assets of IDARS, which was subsequently determined to be fully impaired based upon an interim impairment assessment performed at March 31, 2009. Additionally, for the three months ended June 30, 2008, the Company recorded provision-to-return adjustments and a provision for uncertain tax positions relative to foreign taxes, the net effect of which was a reduction in the Company’s income tax liability of approximately $7,000.

Net income for the three months ended June 30, 2009 was $275,000 as compared to net income of $91,000 for the three months ended June 30, 2008.

Nine months ended June 30, 2009 Compared to Nine months ended June 30, 2008

Total Revenues

The following table presents total revenue, total revenue decrease and percentage change in total revenue for the nine months ended June 30, 2009 and 2008:

	Nine Months Ended
	June 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(In thousands)

Software licenses and subscriptions	$8,419	$9,605	$(1,186)	-12.3%
Maintenance and services	6,640	8,110	(1,470)	-18.1%

Total revenue	$15,059	$17,715	$(2,656)	-15.0%

The net decrease of $1,186,000 in software license and subscription revenue for the nine months ended June 30, 2009 consists of a $968,000 decrease in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Datawatch Researcher, Visual Insight, iMergence and VorteXML products), a $206,000 decrease in Service Management Solutions (including Visual QSM and Visual HD products) and a $12,000 decrease in Content Management Solutions (including Datawatch BDS, Datawatch BDS Workflow and Datawatch MailManager products). The $968,000 decrease in Business Intelligence Solutions is primarily due to a reduction in Monarch sales during the current fiscal period.

The net decrease of $1,470,000 in maintenance and services revenue consists of a $1,133,000 decrease in Service Management Solutions (including Visual QSM and Visual HD products), a $276,000 decrease in Content Management Solutions (including Datawatch BDS, Datawatch BDS Workflow and Datawatch MailManager products) and a $61,000 decrease in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Datawatch Researcher, Visual Insight, iMergence and VorteXML products). Maintenance and services revenue for the Service Management Solutions product line decreased due to a reduction in maintenance revenue of $510,000 and lower professional services of $623,000. Maintenance and services revenue for the Content Management Solutions product line decreased due to lower maintenance revenue of $289,000 which was partially offset by higher professional services of $13,000.  Maintenance and services revenue for the Business Intelligence Solutions product line decreased due to lower professional services revenue of $200,000 which was partially offset by higher maintenance revenue of $139,000.

Costs and Operating Expenses

The following table presents costs and operating expenses, increase (decrease) in costs and operating expenses and percentage changes in costs and operating expenses for the nine months ended June 30, 2009 and 2008:

	Nine Months Ended
	June 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(In thousands)

Cost of software licenses and subscriptions	$1,635	$1,678	$(43)	-2.6%
Cost of maintenance and services	2,491	3,328	(837)	-25.2%
Sales and marketing	5,025	6,344	(1,319)	-20.8%
Engineering and product development	1,781	2,290	(509)	-22.2%
General and administrative	3,268	3,788	(520)	-13.7%
Impairment of goodwill and other intangible assets	6,401	–	6,401	–

Total costs and operating expenses	$20,601	$17,428	$3,173	18.2%

The decrease in cost of software licenses and subscriptions of $43,000, or approximately 3%, is primarily due to reduced royalties attributable to lower Monarch sales which were partially offset by amortization expenses of capitalized software costs.

The decrease in cost of maintenance and services of $837,000, or approximately 25%, is primarily due to lower employee and travel-related expenses and decreased international consulting costs.

The decrease in sales and marketing expenses of $1,319,000, or approximately 21%, is primarily attributable to cost savings resulting from lower headcount and employee-related costs.

The decrease in engineering and product development expenses of $509,000, or approximately 22%, is primarily attributable to capitalized software development costs in 2009 for new product releases.

The decrease in general and administrative expenses of $520,000, or approximately 14%, is primarily attributable to lower auditing fees, lower compliance costs associated with the Sarbanes-Oxley Act and lower headcount and employee-related costs.

Impairment of goodwill and other intangible assets of $6.4 million is attributable to the full impairment of the Company’s goodwill totaling $6,116,000 and an indefinite lived trademark totaling $285,000 which was recorded in the second quarter of fiscal 2009. In conducting its interim impairment analysis at March 31, 2009, management took into account the effects of the global economic recession, including among other factors, that Company revenues were lower than expected in the three months ended March 31, 2009. The results of the impairment analysis at March 31, 2009 indicated that the Company’s book value exceeded its estimated fair value and that the Company’s goodwill was fully impaired. Therefore, the Company recorded a non-cash impairment charge of approximately $6.1 million. The results of the Company’s interim impairment analysis of its indefinite lived trademark also indicated that a trademark was fully impaired at March 31, 2009 and therefore, the Company recorded a non-cash impairment charge of approximately $285,000.

Interest income and other income (expense) includes the following components: interest income, gains or (losses) on foreign currency transactions and a gain on the dissolution of the Company’s French subsidiary (Datawatch France SARL). Interest income for the nine months ended June 30, 2009 was $30,000 as compared to $104,000 for the nine months ended June 30, 2008. The decrease in interest income was the result of lower interest rates available from banks in the United States and United Kingdom. Gain on foreign currency transactions for the nine months ended June 30, 2009 was $82,000 as compared to $79,000 for the nine months ended June 30, 2008. Additionally, during the nine months ended June 30, 2008, there was a gain of $57,000 recorded upon the dissolution of Datawatch France SARL.

Income tax benefit for the nine months ended June 30, 2009 of $236,000 was primarily attributable to the reversal of the Company’s deferred tax liability of $319,000 related to its goodwill from the IDARS acquisition which was determined to be fully impaired at March 31, 2009. Income tax provision for the nine months ended June 30, 2008 primarily represents deferred tax expense related to the tax-deductible goodwill generated by the Company’s acquisition of the business assets of IDARS. The goodwill resulting from this transaction was deductible for tax purposes and a deferred tax expense was recognized for financial reporting purposes equal to the tax rate on the excess of tax amortization over the amortization for financial reporting purposes.

Net loss for the nine months ended June 30, 2009 was ($5,194,000) or $(0.88) per diluted share. Excluding the effects of the goodwill and trademark impairment charge, net income for the nine months ended June 30, 2009 would have been $889,000, or $0.15 per diluted share, as compared to $421,000, or $0.07 per diluted share, for the nine months ended June 30, 2008.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire through 2011. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $78,000 and $98,000 for the three months ended June 30, 2009 and 2008, respectively, and $241,000 and $347,000 for the nine months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, contractual obligations include minimum rental commitments under non-cancelable operating leases as follows:

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating Lease
Obligations	$442	$249	$191	$2	$–

Other Liabilities	$119	$–	$–	$–	$119

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $385,000 and $452,000, respectively, for the three months ended June 30, 2009 and 2008 and $1,180,000 and $1,346,000, respectively, for the nine months ended June 30, 2009 and 2008. The Company is not obligated to pay any minimum amounts for royalties.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch Researcher and Visual Insight products until September 30, 2010. The Company expensed approximately $1,000 and $3,000 for the three months ended June 30, 2009 and 2008, respectively, and $5,000 and $4,000 for the nine months ended June 30, 2009 and 2008, respectively.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of June 30, 2009.

The Company is required by a sublease agreement related to its Chelmsford, Massachusetts facility to provide a letter of credit in the amount of approximately $107,000 as a security deposit to the landlord of amounts due under the lease. Cash on deposit providing security in the amount of this letter of credit is classified as restricted cash in the Company’s condensed consolidated balance sheets as of June 30, 2009 and September 30, 2008.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2009.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2009.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At June 30, 2009, the Company had $5,444,000 of cash and equivalents, an increase of $559,000 from September 30, 2008.

At June 30, 2009, the Company had working capital of approximately $1,907,000 as compared to $1,130,000 at September 30, 2008. The Company expects cash flows from operations to remain positive as it anticipates continued profitability (excluding the non-cash impairments) during the fiscal year ended September 30, 2009. However, if the Company’s cash flow from operations were to decline significantly, it may need to consider further reductions to its operating expenses. The Company does not anticipate additional cash requirements to fund significant growth or the acquisition of complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements.

The Company had a net loss of approximately ($5,194,000) for the nine months ended June 30, 2009 which was the result of a non-cash charge of $6.4 million related to the impairment of goodwill and a trademark, as compared to net income of approximately $421,000 for the nine months ended June 30, 2008. During the nine months ended June 30, 2009 and 2008, approximately $1,699,000 and $993,000, respectively, of cash was provided by the Company’s operations. During the nine months ended June 30, 2009, the main sources of cash from operations were the adjustments to net loss for the non-cash charge of $6.4 million related to the impairment of goodwill and a trademark, depreciation and amortization and a decrease in accounts receivable.

Net cash used in investing activities for the nine months ended June 30, 2009 of $900,000 is primarily related to capitalization of software development costs and the purchase of property and equipment.

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

An existing agreement between Datawatch and Math Strategies grants the Company exclusive worldwide rights to use and distribute certain intellectual property owned by Math Strategies and incorporated by the Company in its Monarch, Monarch Data Pump, VorteXML and certain other products. On April 29, 2004, the Company entered into a two year Option Purchase Agreement with Math Strategies giving the Company the option to purchase these intellectual property rights for $8 million. This option, if exercised, would provide the Company with increased flexibility to utilize the purchased technology in the future. In February 2006, the Company entered into an amendment to the original agreement with Math Strategies dated January 19, 1989. Pursuant to the amendment to the license agreement, the term of the license agreement was extended to April 30, 2015. In conjunction with the license amendment, the Company also entered into an amendment to the Option Purchase Agreement dated as of April 29, 2004. Under the option purchase amendment, the option has been extended to April 30, 2015. The option purchase amendment changes the purchase price for the option to a formula price based on a multiple of the aggregate royalties paid to Math Strategies by the Company for the four fiscal quarters preceding the exercise of the option.

Management believes that the Company’s current operations have not been materially impacted by the effects of inflation.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At June 30, 2009, the Company did not participate in any derivative financial instruments or commodity instruments. The Company holds no investment securities that possess significant market risk.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The principal executive officer and principal financial officer, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a−15(e) and 15d−15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

 (b) Changes in Internal Controls.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2009.

DATAWATCH CORPORATION

/s/ Kenneth P. Bero
Kenneth P. Bero
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Murray P. Fish
Murray P. Fish
Chief Financial Officer
(Principal Financial Officer)