Form 10-K
period 2009-09-30
DATAWATCH CORP
filed 2009-12-21
CIK 792130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-19960

DATAWATCH CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	02-0405716
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes ☐   No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on March 31, 2009, the last business day of the Company’s most recently completed second fiscal quarter, as reported by the NASDAQ Capital Market was $6,002,410.

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of December 14, 2009 was 5,925,839.

Documents Incorporated By Reference

Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2009.  Portions of such Proxy Statement are incorporated by reference in Part III of this report.

DATAWATCH CORPORATION
ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Item 1.  BUSINESS

GENERAL

Datawatch Corporation (the “Company” or “Datawatch”), a leader in Business Intelligence (“BI”) and Enterprise Information Management (“EIM”), helps companies make better decisions and solve business problems by simplifying access to and analysis of information. Unique among BI vendors, Datawatch transforms the massive amounts of data and documents generated inside or outside a company into actionable insight, without any changes needed to existing systems. Datawatch customers benefit from the right information, in the right context, at the right time. More than 40,000 organizations worldwide have purchased Datawatch products including its market-leading Monarch report and data mining solutions. Founded in 1985, Datawatch is based in Chelmsford, Massachusetts with offices in London, Sydney and Manila.

The Company is a Delaware corporation with executive offices located at 271 Mill Road, Quorum Office Park, Chelmsford, MA 01824 and the Company’s telephone number is (978) 441-2200.  Periodic reports, proxy statements and other information are available to the public, free of charge, on the Company’s website, www.datawatch.com, as soon as reasonably practicable after they have been filed with the SEC and through the SEC’s website, www.sec.gov. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330.

PRODUCTS

Monarch™ – Datawatch is best known for its market-leading desktop report mining and business intelligence application called Monarch. More than 400,000 copies of Monarch have been licensed, with localized versions in English, French and German. Monarch transforms structured text files (reports, statements, etc.) into a live database that users can sort, filter, summarize, graph and export to other applications such as Microsoft Corporation’s Excel or Access. Monarch Professional Edition lets users extract and work with data in PDF and HTML files, databases, spreadsheets and ODBC and OLE DB sources as well as reports.  The Monarch product line represented approximately 51% of total revenues for the fiscal year 2009.

Monarch Data Pump™ – Monarch Data Pump provides powerful information delivery and data extract, transform and load capabilities in one automated solution, without programming. Combining Datawatch’s Monarch Report Mining/Data Mining engine with the Microsoft.NET framework, Monarch Data Pump delivers a highly scalable and easily administered solution to acquire, combine, and segment customized data, and can deliver that data in a wide variety of formats, on an automatic, scheduled basis. Monarch Data Pump Professional Edition adds high-volume data production, remote web administration, a web service interface and tight integration with Microsoft SharePoint and Microsoft SQL Server 2005 Integration Services.

Monarch BI Server™ – Monarch BI Server is an out-of-the-box web-based BI solution developed specifically for small to medium size businesses and individual departments of large businesses. By transforming reports and other business documents stored in a central report warehouse on demand into browser-based tables, summaries and charts or Excel spreadsheets, Monarch BI Server allows organizations to fully leverage their investments in existing reporting output and processes. Monarch BI Server delivers BI without data marts or programming, little or no need for end user training and with minimal support and administration requirements.

Monarch RMS™ – Monarch RMS (Report Mining Server) is a web-based report mining and analysis solution that integrates with any existing Enterprise Record Management document or content management archiving solution including Datawatch BDS, IBM Content Manager OnDemand (CMOD) and Hyland OnBase. Monarch RMS opens up the corporate data locked in stored, static reports, enabling dynamic business-driven analysis of information in users’ web browsers or favorite productivity tools with no programming.

Datawatch ES™ – Datawatch ES (Enterprise Server) is an enterprise Business Intelligence system that provides web-enabled report management, mining and distribution as well as data analysis and MS Excel integration, at a fraction of the complexity and cost of traditional BI solutions. Datawatch ES allows organizations to quickly and easily deliver business intelligence and decision support, derived from existing reporting systems and other database sources, with no new programming or report writing. Datawatch ES automatically stores report data in an enterprise report and document warehouse and provides users a unified point of entry to view, analyze and share information over the Internet. Designed to be scalable through thousands of users, Datawatch ES offers powerful additional features including dynamic on-line analytical process-type tools, XML forms generation, collaboration and subscription capabilities, and live linking of report and database information. The Datawatch ES product line represented approximately 10% of total revenues for fiscal year 2009.

Datawatch BDS™ – Datawatch BDS (Business Document Server) is a high speed, high volume document archive system, storing text as well as images, intelligent data streams and unstructured content, complete with file compression and encryption. Datawatch BDS is capable of enabling thousands of end users to access and retrieve stored documents in a matter of seconds via the network or web. Datawatch BDS also offers optional advanced business modules including e-Notify for automatic email notification to end users of newly archived documents, Datawatch BDS Workflow for web-enabled enterprise business process management, Monarch RMS for web-enabled transformation of business documents into customized data for easy analysis and Datawatch BDS Records Management for the ability to organize and process documents and other content within a regulatory compliant plan. The Datawatch BDS product line represented approximately 17% of total revenues for fiscal year 2009.

Datawatch MailManager™ – Datawatch MailManager is a highly scalable email management solution that provides complete lifecycle, compliance, and storage management for Microsoft Exchange environments. It is a compliance solution built to scale from small and medium size organizations to large corporate entities and is able to support even the most stringent regulatory requirements. Datawatch MailManager automates the email management lifecycle. It captures internal, outgoing and incoming email correspondence, indexing it and managing its retention based on an organization’s internal policies. In the case of audit or legal discovery, related e-mail can be instantly and accurately retrieved for rapid response.

Visual Insight™ – Visual Insight is a highly customizable performance management solution that can provide Key Performance Indicator reporting, as well as workflow and knowledge base portals. Built on a .NET platform, Visual Insight not only delivers performance management, but actually facilitates performance improvement. Visual Insight is available as a web-based business data and information management server Software Development Kit.

Visual QSM™ – Visual QSM is a Web-enabled IT service management system that scales from a basic help desk system to a full business management solution that incorporates workflow and network management capabilities and provides web access to multiple databases while enabling customers to interact via a standard browser.  Visual QSM also provides advanced service level management capabilities, integrated change management features, business process automation tools and one of the industry’s easiest to learn and use interfaces.  The Visual QSM product line represented approximately 11% of total revenues for fiscal year 2009.

Visual Help Desk™ – Visual Help Desk (“Visual HD”) leverages the IBM Lotus Domino platform to provide a 100% web-based help desk and call center solution. Cost effective and easy to deploy, Visual HD is an enterprise-wide support solution that supports an organization’s existing IT infrastructure. Visual HD has the additional ability to utilize XML-based Web Services as well as the ability to integrate directly with IBM enterprise applications.

VorteXML™ - VorteXML software quickly and easily converts any structured text output generated from any system into valid XML for web services and more using any DTD or XDR schema without programming.  VorteXML dramatically speeds up and reduces the cost of enabling current applications for web services, implementing enterprise XML solutions, putting legacy output on the web (including bill presentment) and more.

The VorteXML solution suite is comprised of two software products that work together: VorteXML Designer, a desktop tool that provides users a visual interface that allows users to extract, transform and map data from existing text documents into XML without programming; and VorteXML Server, a scalable, high-volume server that automates the extraction and conversion of text documents into XML.

Datawatch Dashboards™ - Datawatch Dashboards is a fully interactive dashboard solution that gives all levels of users a visual overview of operational performance as well as the ability to monitor specific business processes and events. Utilizing information from existing databases (in real time if so desired) and other sources of data including Excel and reports, Datawatch Dashboards allows users to visualize data in over 50 eye-catching graphical chart types in a web browser. Users from senior level executives to operational staff can easily assess results, identify trends, reveal issues and rapidly initiate appropriate actions with Datawatch Dashboards.

The Company also receives license royalties for its iMergence iStore product primarily from a provider of services to the financial services industry. iMergence iStore is a report management solution which manages computer-generated reports, mines the data contained in them, and allows users to interactively merge and transform them into new reports.

The Company has determined that it has only one operating segment. See Note 8 to the Company’s Consolidated Financial Statements for information about the Company’s revenue by product line and geographic operations.

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

The Company’s enterprise business intelligence, content management and service management products are primarily sold under server-based licenses with named-user and concurrent-user client licenses. The base prices for Datawatch Dashboards and Monarch BI Server are $9,995 and $10,995, respectively. Entry-level Datawatch ES and Datawatch BDS systems are priced at $30,000. Entry-level Visual QSM and Visual Insight systems are priced at approximately $25,000. An entry-level Monarch RMS system is priced at $15,000. An entry level Datawatch MailManager system is priced at $12,000. An entry-level Visual HD system is priced for less than $10,000. All of the above systems with the exception of Monarch BI Server can cost significantly more depending on the number of software modules, software server licenses and client end user licenses sold and the amount of professional services and maintenance included.

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

During fiscal 2009, 2008 and 2007, one distributor, Ingram Micro Inc., represented approximately 17%, 21% and 15%, respectively, of the Company’s total revenue. During fiscal 2009, 2008 and 2007, another distributor, Tech Data Corporation, represented approximately 7%, 8%, and 13%, respectively, of the Company’s total revenue. No other customer accounted for more than 10% of the Company’s total revenue in fiscal 2009, 2008 or 2007. Datawatch’s revenues from outside of the U.S. are primarily the result of sales through the direct sales force of its wholly-owned subsidiary, Datawatch International Limited and its subsidiaries (“Datawatch International”) and through international resellers. Such international sales (which are primarily in the UK) represented approximately 23%, 30% and 31% of the Company’s total revenue for fiscal 2009, 2008 and 2007, respectively.

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

The Company’s total research and development expense was $2,433,000, $2,966,000 and $2,951,000 for fiscal years 2009, 2008 and 2007, respectively.

BACKLOG

The Company’s software products are generally shipped within three business days of receipt of an order.  Accordingly, the Company does not believe that backlog for its products is a meaningful indicator of future business. The Company does maintain a backlog of services primarily related to its Datawatch BDS, Datawatch ES, Visual QSM, and Visual HD business. While this services backlog will provide future revenue to the Company, the Company believes that it is not a meaningful indicator of future business.

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

PRODUCT PROTECTION

In addition to having certain patents pending on its software technologies, Datawatch relies on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements, and technical measures to protect its rights in its products.  Despite these precautions, unauthorized parties may attempt to copy aspects of Datawatch’s products or to obtain and use information that Datawatch regards as proprietary.  Datawatch believes that, because of the rapid pace of technological change in the software industry, the legal protections for its products are less significant than the knowledge, ability and experience of its employees and developers, the frequency of product enhancements and the timeliness and quality of its support services.  Datawatch believes that none of its products, trademarks, patents, and other proprietary rights infringes on the proprietary rights of third parties, but there can be no assurance that third parties will not assert infringement claims against it or its developers in the future or that products developed by third parties do not infringe on other parties’ proprietary rights.

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

EMPLOYEES

As of December 14, 2009, Datawatch had 98 full-time and 3 contract, temporary or part-time employees, including 26 engaged in marketing, sales, and customer service; 32 engaged in product consulting, training and technical support; 25 engaged in product management, development and quality assurance; and 18 providing general, administrative, accounting, IT and software production and warehousing functions.

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

World Wide Recession and Softening in the Computer Software Market May Result in Decreased Revenues or Lower Revenue Growth Rates

The profitability of the Company’s business depends on the overall demand for computer software and services, particularly in the financial services markets and other markets in which it competes. The worldwide recession, resulting in tighter credit and negative financial news may continue to have an adverse affect on the market for computer software and result in significant fluctuations in the value of foreign currencies. Because the Company’s sales are primarily to major corporate customers, poor economic conditions may continue to soften the demand for computer software and services which may result in decreased revenues, lower revenue growth rates and reduced profitability. In addition, a weak global economy may result in longer sales cycles, reduced, deferred or cancelled orders, or greater than anticipated uncollectible accounts receivables. In a weakened economy, the Company cannot be assured that it will be able to effectively promote future growth in its software and services revenues or maintain profitability.

Furthermore, terrorist attacks against the United States, and the United States military response to these attacks have added to economic and political uncertainty which may adversely affect worldwide demand for computer software and services.

Dependence on Principal Products

In the year ended September 30, 2009, Monarch, Datawatch BDS, Visual QSM, and Datawatch ES accounted for approximately 51%, 17%, 11% and 10%, respectively, of the Company’s total revenue. The Company is primarily dependent on its Monarch, Datawatch BDS, Visual QSM and Datawatch ES products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company. The Company’s future financial performance will depend in part on the successful introduction of its new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

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

Dependence on New Introductions; New Product Delays

Growth in the Company’s business depends in substantial part on the continuing introduction of new products. The length of product life cycles depends in part on end-user demand for new or additional functionality in the Company’s products and its ability to update its products to meet such demands. If the Company fails to accurately anticipate the demand for, or encounters any significant delays in developing or introducing, new products or additional functionality in its products, there could be a material adverse effect on the Company’s business. Product life cycles can also be affected by suppliers of operating systems introducing comparable functionality within their products. The failure of the Company to anticipate the introduction of additional functionality in products developed by such suppliers could have a material adverse effect on the Company’s business. In addition, the Company’s competitors may introduce products with more features and lower prices than the Company’s products. Such increase in competition could adversely affect the life cycles of the Company’s products, which in turn could have a material adverse effect on the Company’s business.

Software products, whether developed internally or licensed from third parties, may contain undetected errors or failures when first introduced or as new versions are released.  There can be no assurance that, despite testing by the Company and by current and potential end-users, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, could have a material adverse effect on the Company’s business.

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

International Sales

In the years ended September 30, 2009, 2008 and 2007, international sales accounted for approximately 23%, 30% and 31%, respectively, of the Company’s total revenue. The Company anticipates that international sales will continue to account for a significant percentage of its total revenue. A significant portion of the Company’s total revenue will therefore be subject to risks associated with international sales, including further deterioration of international economic conditions, unexpected changes in legal and regulatory requirements, changes in tariffs, currency exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company’s intellectual property overseas, seasonality of sales and potentially adverse foreign tax consequences.

Acquisition Strategy

The Company continues to address the need to develop new products, in part, through the acquisition of other companies including its May 2006 acquisition of the IDARS business from ClearStory Systems, Inc., its August 2004 acquisition of Mergence Technologies Corporation and its October 2002 acquisition of Auxilor, Inc. Acquisitions involve numerous risks including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management’s attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company.  Achieving and maintaining the anticipated benefits of an acquisition will depend in part upon whether the integration of the companies’ business is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries.

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

Dependence on the Ability to Hire and Retain Skilled Personnel

Qualified personnel are in great demand throughout the software industry. The Company’s success depends, in large part, upon its ability to attract, train, motivate and retain highly skilled employees, particularly technical personnel and product development and professional services personnel, sales and marketing personnel and other senior personnel. The Company’s failure to attract and retain the highly trained technical personnel that are integral to the Company’s product development, professional services and direct sales teams may limit the rate at which the Company can generate sales and develop new products or product enhancements. A change in key management could result in transition and attrition in the affected department. This could have a material adverse effect on the Company’s business, operating results and financial condition.

Evolving Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses and Continuing Uncertainty

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations as well as the listing standards of the NASDAQ Stock Market, have created and are continuing to create uncertainty for public companies. The Company continually evaluates and monitors developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs incurred or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. The Company is committed to maintaining high standards of corporate governance and public disclosure. As a result, the Company has invested resources to comply with evolving laws, regulations and standards. This investment has and may continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If the Company’s efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against the Company and it may be harmed.

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

Sales Returns Reserve

Revenue from the Company’s sale of all software products (when separately sold) is generally recognized at the time of shipment. The Company estimates and maintains reserves for potential future product returns based on its experience and history with the Company’s various distributors and resellers as well as by monitoring inventory levels at such companies. While actual returns have historically been within the range estimated by management, future actual results could differ from the reserve for sales returns recorded, and this difference could have a material effect on the Company’s financial position and results of operations.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

The Company is currently headquartered in 14,683 square feet of leased office space in Chelmsford, Massachusetts pursuant to a sublease agreement executed on September 28, 2005. The sublease expires in June 2011. The sublease contains annual rent escalations for each year of the sublease as well as an abatement of rent during the first twelve months of the sublease term. The aggregate rent for the remaining term of the sublease is approximately $304,000. In addition to rent, the sublease requires the Company to pay certain taxes, insurance and operating costs related to the leased facility based on the Company’s pro-rata share of such costs. The Company is also responsible for the costs of certain tenant improvements associated with the new facility but will be entitled to reimbursement for certain of such costs from the sublessor.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Registrant’s security holders during the last quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

The names, ages and titles of the executive officers of the Company as of December 15, 2009 are as follows:

Kenneth P. Bero	55	President, Chief Executive Officer and Director
Murray P. Fish	58	Chief Financial Officer, Vice President of Finance, Treasurer and Assistant Secretary
John H. Kitchen, III	54	Chief Marketing Officer, Senior Vice President and Secretary
Harvey C. Gross	60	Vice President, Product Management and Development
Robert W. Clemens	52	Vice President, Worldwide Sales
Daniel F. Incropera	45	Corporate Controller & Vice President

Officers are elected by, and serve at the discretion of, the Board of Directors.

KENNETH P. BERO, President, Chief Executive Officer and Director. Mr. Bero was appointed President and Chief Executive Officer of the Company effective January 1, 2008. Prior thereto, and since April 1, 2007, Mr. Bero held the position of Chief Operating Officer & Senior Vice President of Sales. Previously, Mr. Bero had been Senior Vice President of Enterprise Solutions. In April 2006, Mr. Bero joined the Company as Vice President of Enterprise Sales for North America. Prior to joining Datawatch, Mr. Bero served as Vice President, North American Channel Sales at Business Objects S.A., an international provider of business intelligence software and services. Previous roles include the position of Chief Operating Officer and Executive Vice President of Sales and Marketing at NAVIDEC, a Nasdaq listed software development and services company. Mr. Bero was also appointed a Director of the Company effective October 19, 2007.

MURRAY P. FISH, Chief Financial Officer, Vice President of Finance, Treasurer and Assistant Secretary.  Mr. Fish was appointed Chief Financial Officer, Vice President of Finance, Treasurer and Assistant Secretary on March 26, 2007. Prior to joining Datawatch, Mr. Fish served as Chief Financial Officer of Cymfony, Inc., a marketing business intelligence company owned by TNS-MI.  From 2003 until 2005, Mr. Fish was the principal consultant at M.P. Fish Associates, where he provided financial consulting services to large public and private organizations. From 1998 until 2003, Mr. Fish was the Chief Financial Officer and a Director at Network-1 Security Solutions, Inc., a Nasdaq listed software development and services company.

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

HARVEY C. GROSS, Vice President, Product Management and Development. Mr. Gross was appointed Vice President, Product Management and Development on October 1, 2008. Mr. Gross joined the Company in February 2007. Prior to joining Datawatch, Mr. Gross was the principal consultant at HG & Associates, a content management consulting company serving a variety of companies in business, technology and the federal government, and was a principal consultant at eVisory, a leading industry consulting group. Other roles included Chief Technology Officer for Lason, Inc., an international business process outsourcing firm, Senior Vice President at Virtual Image Technologies, Inc., a regional document management service company, and Senior Vice President of Product Development at 360 Services, Inc.

ROBERT W. CLEMENS, Vice President, Worldwide Sales. Mr. Clemens was appointed Vice President of Worldwide Sales on January 1, 2008. Mr. Clemens served as Vice President of North American sales from April 2007 until December 2007. Prior to joining Datawatch, Mr. Clemens was the Director of Sales at Zantaz, Vice President, Worldwide Sales at GaleForce Solutions and Director of North American Channel Sales at Business Objects. Mr. Clemens also served in a variety of executive and senior level sales positions at companies such as NeTpower, Ashton-Tate/Borland and more.

DANIEL F. INCROPERA, Corporate Controller & Vice President.  Mr. Incropera was appointed Corporate Controller & Vice President on September 7, 2007.  Mr. Incropera has served as the Company’s Controller since October 2006. From 2003 until joining the Company, Mr. Incropera served as Controller of Pennichuck Corporation, a publicly traded company that operates several water utility and real estate investment subsidiaries.  From 2002 until 2003, Mr. Incropera was the Assistant Controller at Concord Communications, Inc., a Nasdaq listed software company which provided network service management solutions.

PART II

Item 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Registrant’s common stock is listed and traded on the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) under the symbol DWCH.  The range of high and low closing prices during each fiscal quarter for the last two fiscal years is set forth below:

For the Year Ended	Common Stock
September 30, 2009	High ($)	Low ($)

4th Quarter	2.77	1.43
3rd Quarter	1.97	1.26
2nd Quarter	1.93	0.84
1st Quarter	1.79	0.90

For the Year Ended	Common Stock
September 30, 2008	High ($)	Low ($)

4th Quarter	2.62	1.32
3rd Quarter	4.35	2.34
2nd Quarter	7.22	3.10
1st Quarter	7.68	4.57

There were 92 shareholders of record as of December 4, 2009.  The Company believes that the number of beneficial holders of common stock is approximately 1,600. The last reported sale of the Company’s common stock on December 15, 2009 was at $2.41.

The Company has not paid any cash dividends and it is anticipated that none will be declared in the foreseeable future. The Company intends to retain future earnings, if any, to provide funds for the operation, development and expansion of its business.

The information set forth under the caption “Equity Compensation Plans” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2009 is incorporated herein by reference.

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for the periods indicated.  The selected consolidated financial data for and as of the end of the years in the five-year period ended September 30, 2009 are derived from the Consolidated Financial Statements of the Company.  The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes which appear elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data:
Years Ended September 30,	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Revenue	$19,618	$23,030	$25,259	$20,811	$21,511
Costs and Expenses	24,912	22,531	23,524	21,345	20,823
Income (loss) from Operations	(5,294)	499	1,735	(534)	688
Net Income (Loss) (1)	$(4,940)	$717	$1,669	$(555)	$800

Earnings (Loss) per Common Share:
Basic (1)	$(0.83)	$0.12	$0.30	$(0.10)	$0.15
Diluted (1)	$(0.83)	$0.12	$0.29	$(0.10)	$0.14

Balance Sheet Data:
September 30,	2009	2008	2007	2006	2005
	(In thousands)

Total Assets	$12,043	$18,169	$18,337	$16,025	$13,412
Working Capital (Deficiency)	2,627	1,130	(279)	(2,465)	3,487
Long-Term Obligations	482	627	448	266	-
Shareholders’ Equity	5,166	10,082	9,020	6,956	7,306

(1)
Net income (loss) and earnings (loss) per common share for 2009 include the impact of the full impairment of goodwill and an indefinite lived trademark totaling $6,401,000. See Note 1. Nature of Business and Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of Datawatch and its subsidiaries which appear elsewhere in this Annual Report on Form 10-K.

GENERAL

Introduction

Datawatch is engaged in the design, development, manufacture, marketing, and support of business computer software primarily for the Business Intelligence and Enterprise Information Management markets which include business intelligence, enterprise content management and service management solutions to allow organizations to access and analyze information in a more meaningful fashion.

The Company’s principal products are Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Datawatch Dashboards, Datawatch Researcher, Visual Insight, iMergence and VorteXML), Content Management Solutions (including Datawatch BDS and Datawatch MailManager) and Service Management Solutions (including Visual QSM and Visual HD). Included in the above categories are: Monarch, a desktop report mining and business intelligence application that lets users extract and manipulate data from ASCII report files, PDF files or HTML files produced on any mainframe, midrange, client/server or PC system; Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email; Monarch RMS, a web-based report mining and analysis solution that integrates with any existing Enterprise Report Management document or content management archiving solution; Monarch BI Server, an out-of-the-box web-based Business Intelligence solution developed specifically for small to mid-sized businesses and departments; Datawatch ES, an enterprise business intelligence system that provides web-enabled report management, mining and distribution as well as data analysis and MS Excel integration; Datawatch Dashboards, an interactive dashboard solution that provides a visual overview of operational performance as well as the ability to monitor specific business processes and events; Datawatch Researcher, a development platform for building performance management, content and data aggregation and workflow solutions; Visual Insight, a performance management solution that provides web-based knowledge management and Key Performance Indicator reporting; iMergence, an enterprise report mining system; VorteXML, a data transformation product for the emerging XML market that easily and quickly converts structured text output from any system into valid XML for web services and more using any DTD or XDR schema without programming; Datawatch BDS, a system for high-volume document capture, archiving, and online presentation; Datawatch MailManager, a highly scalable email management solution that provides complete lifecycle, compliance and storage management for Microsoft Exchange environments; Visual QSM, a fully internet-enabled IT service management solution that incorporates workflow and network management capabilities and provides web access to multiple databases via a standard browser; and Visual Help Desk or Visual HD, a web-based help desk and call center solution operating on the IBM Lotus Domino platform.

The Company offers its enterprise products through perpetual licenses and subscription pricing models. Subscriptions automatically renew unless terminated with 90 days notice following the first year of the subscription term. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The subscription renewal rate is the same as the initial subscription rate. During fiscal years 2009, 2008 and 2007 subscription revenues were approximately $489,000, $600,000 and $649,000, respectively.

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

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are generally sold directly to end-users and through the use of value added resellers. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Sales to distributors and resellers accounted for approximately 40%, 41% and 39%, of total sales for fiscal years 2009, 2008 and 2007, respectively. Revenue from the sale of all software products (when separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed and determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is customarily defined. The Company’s software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations of the Company.

Desktop and Server Software products are generally not sold in multiple element arrangements. Enterprise Software sales are generally multiple element arrangements which may include software licenses, professional services and post-contract customer support. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to the software license. In applying the residual method, the Company deducts from the sale proceeds the vendor specific objective evidence (“VSOE”) of fair value of the professional services and post-contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and do not involve modification or customization of the software or any other unusual acceptance clauses or terms. Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post-contract customer support services is deferred and recognized ratably over the contract period (generally one year). Such deferred amounts are recorded as part of deferred revenue in the Company’s Consolidated Balance Sheets included herein.

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

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, BI Server and VorteXML sold directly to end-users, include a guarantee under which such customers may return products within 30 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights. Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by the Company. The Company’s returns reserves were $55,000 and $65,000 as of September 30, 2009 and 2008, respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the collectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on the Company’s financial position and results of operations. The Company’s allowance for doubtful accounts was $160,000 and $171,000 as of September 30, 2009 and 2008, respectively.

Income Taxes

The Company has deferred tax assets primarily related to net operating loss carryforwards and tax credits that expire at different times through and until 2028. At September 30, 2009, the Company had U.S. federal tax loss carryforwards of approximately $6.5 million, expiring at various dates through 2028, including $366,000 resulting from the Mergence acquisition undertaken during 2004 which are subject to additional annual limitations as a result of the changes in Mergence’s ownership, and had approximately $867,000 in state tax loss carryforwards, which also expire at various dates through 2028. An alternative minimum tax credit of approximately $166,000 is available to offset future regular federal taxes. Research and development credits of approximately $525,000 expire beginning in 2011. In addition, the Company has the following foreign net operating loss carryforwards: United Kingdom losses of $8.5 million with no expiration date and Australian losses of $2.7 million with no expiration date.

Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets.  Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. Management does not believe the deferred tax assets are more likely than not to be realized and therefore a full valuation allowance has been provided against the deferred tax assets at September 30, 2009 and 2008. Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in the Company concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes. Total net deferred tax assets subject to the full valuation allowance were approximately $5.4 million as of September 30, 2009. In relation to the Company’s asset purchase of the IDARS business, the applicable goodwill associated with this purchase was determined to be fully impaired and written off for book purposes under generally accepted accounting principles during fiscal year 2009 but is deductible over a 15 year life for tax reporting purposes. Accordingly, upon impairment, the Company recorded a deferred tax asset, with a corresponding full valuation allowance, for the future tax benefit of the goodwill based on the Company’s effective tax rate for the period. Prior to the full impairment assessment and write off of this goodwill, the Company was recording, for each reporting period, deferred tax expense and an offsetting deferred tax liability on the difference in tax amortization of intangibles with indefinite lives for US GAAP purposes based on the Company’s effective tax rate for the period. Deferred tax benefit recorded for the fiscal year 2009 was approximately $266,000. Deferred tax expense recorded for the fiscal years ended September 30, 2008 and 2007 was approximately $115,000 and $111,000, respectively.

 The Company adopted the new accounting requirements for uncertain tax positions on October 1, 2007. The comprehensive model addresses the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In accordance with these requirements, the Company first determines whether a tax authority would “more likely than not” sustain its tax position if it were to audit the position with full knowledge of all the relevant facts and other information. For those tax positions that meet this threshold, the Company measures the amount of tax benefit based on the largest amount of tax benefit that the Company has a greater than 50% chance of realizing in a final settlement with the relevant authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. The Company maintains a cumulative risk portfolio relating to all of its uncertainties in income taxes in order to perform this analysis, but the evaluation of the Company’s tax positions requires significant judgment and estimation in part because, in certain cases, tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. The actual outcome of the Company’s tax positions, if significantly different from its estimates, could materially impact the financial statements.

Upon adoption of the accounting requirements for uncertain tax positions, the Company recorded a reduction of its deferred tax asset in the amount of $690,000 and a corresponding reduction to the tax asset valuation reserve of $690,000 for all identified uncertain tax positions, for any years open under the statute of limitations. At that time, the Company also recorded a $75,000 tax liability fully related to foreign tax exposure. During each of the fiscal years ended September 30, 2008 and 2009, the Company increased its tax liability by $25,000, resulting in a cumulative tax liability of $125,000 at September 30, 2009. These amounts have been recorded as an increase to other long-term liabilities on the Company’s Consolidated Balance Sheets.

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred.  Commencing upon initial product release, capitalized costs are amortized to the cost of software licenses using the straight-line method over the estimated life of the product (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product) which is generally 18 to 36 months. The net amount of capitalized software development costs and purchased software was approximately $1,106,000 and $664,000 at September 30, 2009 and 2008, respectively. During fiscal 2009, the Company capitalized approximately $831,000 of software development costs related to new products in development.

Goodwill, Other Intangible Assets and Other Long-Lived Assets

The Company concluded based on an impairment analysis conducted at March 31, 2009 that its goodwill was fully impaired, as described below. The Company generally performs an evaluation of whether goodwill is impaired annually or when events occur or circumstances change that would more likely than not reduce the fair value of the applicable reporting unit below its carrying amount. To the extent goodwill exists, the annual impairment analysis is performed on May 31’st of each applicable fiscal year. Factors the Company considers important in determining whether to conduct an interim impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, and decreases in our market capitalization below the recorded amount of our net assets for a sustained period.

Other intangible assets consist of internally developed software costs, acquired technology, patents, customer lists, trademarks, and non-compete agreements acquired through business combinations. The values allocated to these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset. The Company reviews other intangible assets and other long-lived assets whenever an indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Should the fair value of the Company’s long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary. No impairment charges were taken for amortizing intangible assets during fiscal year 2009.

The Company performed interim tests of impairment for its goodwill and its indefinite lived trademark at September 30, 2008, December 31, 2008 and again at March 31, 2009 due to uncertainties surrounding the global economy and the volatility in the Company’s stock price. The Company tested goodwill for impairment using a two-step approach. The first step was to compare the fair value of the Company (which consists of one reporting unit) to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired, but if the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, must be measured. An impairment loss is recognized to the extent that the carrying amount of the reporting unit exceeds the reporting unit’s fair value. The Company estimated its fair value using the best information available, including market information and discounted cash flow projections also referred to as the income approach. The income approach used future estimated operating results and cash flows that were discounted using a weighted-average cost of capital that reflected current market conditions. These projections utilized management’s best estimates of economic and market conditions over the projected period, including growth rates in revenues, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions included terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The Company validated its estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach. The market approach estimated fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples were derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit.

The results of the Company’s impairment analysis at March 31, 2009 indicated that the Company’s book value exceeded its estimated fair value. Further analysis indicated that the Company’s goodwill was fully impaired. Therefore, the Company recorded a non-cash impairment charge of approximately $6.1 million in the three months ended March 31, 2009.

The Company tested its indefinite lived intangible asset for impairment by comparing the fair value to the net book value of the asset. The Company estimated the fair value of its trademark using the relief-from-royalty method, which required assumptions related to projected revenues and assumed royalty rates that could be payable if it did not own the trademark, as well as an estimated discount rate. The results of the Company’s valuation analysis at March 31, 2009 indicated that the trademark was fully impaired at March 31, 2009. Therefore, the Company recorded a non-cash impairment charge of approximately $285,000 in the three months ended March 31, 2009.

Accounting for Stock-Based Compensation

The Company recognizes stock-based compensation expense in accordance with generally accepted accounting principles which require that all share-based awards, including grants of employee stock options, be recognized in the financial statements based on their fair value.

The Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. For the fiscal year ended September 30, 2009, the Company recorded stock-based compensation expense of approximately $213,000. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

The Company uses an expected stock-price volatility assumption that is based on historical volatilities of the underlying stock which are obtained from public data sources. The Company believes this approach results in a reasonable estimate of volatility. For stock option grants issued during the fiscal year ended September 30, 2009, the Company used an expected stock-price volatility of 73% based upon the historical volatility at the time of issuance.

With regard to the expected option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect. For stock option grants issued during the year ended September 30, 2009, the Company used an expected option life assumption of 5 years.

With regard to the forfeiture rate assumption, the Company reviews historical voluntary turnover rates. For stock option grants issued during the fiscal year ended September 30, 2009, the Company used an annual estimated forfeiture rate of 10%. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from the Company’s consolidated financial statements. The operating results for any period should not be considered indicative of the results expected for any future period.

	Year Ended September 30,
	2009	2008	2007
REVENUE:
Software licenses and subscriptions	55.7%	54.0%	58.8%
Maintenance and services	44.3	46.0	41.2
Total revenue	100.0	100.0	100.0

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	11.5	9.6	9.8
Cost of maintenance and services	16.0	18.5	15.6
Sales and marketing	32.7	35.4	36.8
Engineering and product development	12.4	12.9	11.7
General and administrative	21.8	21.4	19.3
Impairment of goodwill and other intangible assets	32.6	—	—
Total costs and expenses	127.0	97.8	93.2
INCOME (LOSS) FROM OPERATIONS	(27.0)	2.2	6.8
Interest expense	—	—	(0.1)
Interest income and other income (expense), net	1.0	1.6	0.4
INCOME (LOSS) BEFORE INCOME TAXES	(26.0)	3.8	7.1
Benefit (provision) for income taxes	0.8	(0.7)	(0.5)
NET INCOME (LOSS)	(25.2)	3.1	6.6

Fiscal Year Ended September 30, 2009 as Compared to
Fiscal Year Ended September 30, 2008

Total Revenues

The following table presents total revenue, total revenue decrease and percentage change in total revenue for the years ended September 30, 2009 and 2008:

	Year Ended September 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(In thousands)

Software licenses and subscriptions	$10,931	$12,435	$(1,504)	-12.1%
Maintenance and services	8,687	10,595	(1,908)	-18.0%

Total revenue	$19,618	$23,030	$(3,412)	-14.8%

Revenue for the fiscal year ended September 30, 2009 was $19,618,000, which represents a decrease of $3,412,000 or approximately 15% from revenue of $23,030,000 for the fiscal year ended September 30, 2008. For fiscal 2009, Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Datawatch Dashboards, Visual Insight, iMergence and VorteXML), Content Management Solutions (including Datawatch BDS) and Service Management Solutions (including Visual QSM and Visual HD) revenue accounted for 71%, 17%, and 12% of total revenue, respectively, as compared to 67%, 16%, and 17%, respectively, for fiscal 2008.

Software license and subscription revenue for the fiscal year ended September 30, 2009 was $10,931,000 or approximately 56% of total revenue, as compared to $12,435,000 or approximately 54% of total revenue for the fiscal year ended September 30, 2008. This represents a decrease of $1,504,000 or approximately 12% from fiscal 2008. The overall decrease in software license and subscription revenue consists of a $1,394,000 decrease in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Datawatch BI Server, Datawatch ES, Datawatch Dashboards, Visual Insight, iMergence and VorteXML products), a $185,000 decrease in Service Management Solutions (including Visual QSM and Visual HD products) and a $75,000 increase in Content Management Solutions (including Datawatch BDS). The Company attributes the overall decrease in software licenses and subscription revenue to lower currency exchange rates in 2009 for the British Pound as compared to the U.S. dollar, softened demand for computer software due to the worldwide recession, and customers’ redistributing licenses of laid off employees internally. The decrease in Business Intelligence Solutions is primarily due to decreased Monarch license sales as a result of the global recession as compared to fiscal 2008.

Maintenance and services revenue for the fiscal year ended September 30, 2009 was $8,687,000 or approximately 44% of total revenue, as compared to $10,595,000 or approximately 46% of total revenue for the fiscal year ended September 30, 2008. This represents a decrease of $1,908,000 or approximately 18% from fiscal 2008. The decrease in maintenance and services revenue consists of a $1,309,000 decrease in Service Management Solutions (including Visual QSM and Visual HD products), a $467,000 decrease in Content Management Solutions (including Datawatch BDS) and a $132,000 decrease in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Datawatch Dashboards, Visual Insight, iMergence and VorteXML products). The Company attributes the overall decreases in maintenance and services revenue to lower currency exchange rates in 2009 for the British Pound as compared to the U.S. Dollar, softened demand for computer software due to the worldwide recession, and lower renewal rates of annual maintenance contracts from existing customers. The decrease in Service Management Solutions revenue was also the result of less demand for professional services work related to this product line while customers waited for the release of the Company’s Visual QSM for the Web product which was introduced in the third quarter of fiscal 2009.

Costs and Operating Expenses

The following table presents costs and operating expenses, increase (decrease) in costs and operating expenses and percentage changes in costs and operating expenses for the years ended September 30, 2009 and 2008:

	Year Ended September 30,		Increase /	Percentage
	2009	2008	(Decrease)	Change
	(in thousands)
Cost of software licenses and subscriptions	$2,248	$2,218	$30	1.4%
Cost of maintenance and services	3,135	4,271	(1,136)	-26.6%
Sales and marketing	6,423	8,153	(1,730)	-21.2%
Engineering and product development	2,433	2,966	(533)	-18.0%
General and administrative	4,272	4,923	(651)	-13.2%
Impairment of goodwill and other intangible assets	6,401	—	6,401

Total costs and operating expenses	$24,912	$22,531	$2,381	10.6%

Cost of software licenses and subscriptions for the fiscal year ended September 30, 2009 was $2,248,000 or approximately 21% of software license and subscription revenues, as compared to $2,218,000 or approximately 18% of software license and subscription revenues for the fiscal year ended September 30, 2008. Cost of software licenses and subscriptions as a percent of software license and subscription revenue has remained relatively consistent year over year. The dollar increase in cost of software licenses and subscriptions is primarily due to higher software amortization costs associated with new products released during fiscal 2009.

Cost of maintenance and services for the fiscal year ended September 30, 2009 was $3,135,000 or approximately 36% of maintenance and service revenue, as compared to $4,271,000 or approximately 40% of maintenance and service revenue for the fiscal year ended September 30, 2008. The decrease in the total cost of maintenance and services is primarily due to lower headcount and employee-related costs as well as lower use of external consultants in 2009 as compared to fiscal 2008.

Sales and marketing expenses for the fiscal year ended September 30, 2009 were $6,423,000, or 33% of total revenue as compared to $8,153,000, or approximately 35% of total revenue for fiscal 2008.  The decrease in sales and marketing expenses of $1,730,000, or approximately 21%, is primarily due to lower headcount and employee-related costs and commissions due to lower revenues. Additionally, the Company incurred fewer promotional and travel-related expenses during the fiscal year ended September 30, 2009 due to the worldwide recession.

Engineering and product development expenses were $2,433,000, or 12% of total revenue for the fiscal year ended September 30, 2009 as compared to $2,966,000, or 13% of total revenue in fiscal 2008. The decrease in engineering and product development expenses of $533,000, or approximately 18%, is primarily attributable to higher capitalized software costs from new product development as well as savings due to lower headcount and employee-related costs.

General and administrative expenses were $4,272,000, or 22% of total revenue for the fiscal year ended September 30, 2009 as compared to $4,923,000 or 21% of total revenue in fiscal 2008. The decrease in general and administrative expenses of $651,000, or approximately 13%, is primarily attributable to lower accounting and auditing fees, lower Sarbanes-Oxley compliance costs, and decreased use of outside consultants.

Impairment of goodwill and other intangible assets of $6,401,000 in fiscal 2009 is attributable to the full impairment of the Company’s goodwill totaling $6,116,000 and an indefinite lived trademark totaling $285,000 which were recorded in the second quarter of fiscal 2009. In conducting its interim impairment analysis at March 31, 2009, management took into account the effects of the global economic recession, including, among other factors, that Company revenues were lower than expected in the three months ended March 31, 2009. The results of the impairment analysis at March 31, 2009 indicated that the Company’s book value exceeded its estimated fair value and that the Company’s goodwill was fully impaired, resulting in a non-cash impairment charge of approximately $6,116,000. The results of the Company’s interim impairment analysis of its indefinite lived trademark indicated that the trademark was fully impaired at March 31, 2009 resulting in a non-cash impairment charge of approximately $285,000.

Interest income and other income (expense) for fiscal year 2009 includes primarily the following two components: interest income; and miscellaneous income. Interest income for the fiscal year ended September 30, 2009 was $29,000 as compared to $130,000 for fiscal 2008. Interest income was lower due to lower interest rates in 2009 due to the worldwide recession. Miscellaneous income for the fiscal year ended September 30, 2009 was $26,000 as compared to $15,000 for fiscal 2008. Interest income and other income (expense) for the fiscal year ended September 30, 2008 also included a $147,000 gain on the complete dissolution of the Company’s French and German subsidiaries (Datawatch France SARL and Datawatch GmbH). This amount represented the cumulative effect of translation adjustments related to the consolidation of these subsidiaries which were previously accumulated and reported in the shareholders’ equity section of the Company’s consolidated balance sheets.

Gain on foreign currency transactions for the fiscal year ended September 30, 2009 was $138,000 as compared to $79,000 for the fiscal year ended September 30, 2008.

Income tax benefit for the year ended September 30, 2009 was $161,000 as compared to income tax expense of $153,000 for the year ended September 30, 2008. The income tax benefit for 2009 was primarily attributable to the reversal of the Company’s deferred tax liability of $319,000 related to its goodwill from the IDARS acquisition which was determined to be fully impaired at March 31, 2009. The income tax provision for fiscal 2008 primarily represents deferred tax expense related to the tax-deductible goodwill generated by the Company’s acquisition of the business assets of IDARS. The goodwill resulting from this transaction was deductible for tax purposes and, prior to the 2009 impairment, a deferred tax expense was recognized for financial reporting purposes equal to the tax rate on the excess of tax amortization over the amortization for financial reporting purposes.

Net loss for the year ended September 30, 2009 was $4,940,000 as compared to net income of $717,000 for the year ended September 30, 2008. Net loss for fiscal 2009 includes the impairment of goodwill and an indefinite lived trademark of $6,401,000. Excluding the effects of the goodwill and trademark impairment charge, non-GAAP net income for the year ended September 30, 2009 would have been $1,142,000, or $0.19 per diluted share, as compared to $717,000, or $0.12 per diluted share, for the year ended September 30, 2008.

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

Revenue for the fiscal year ended September 30, 2008 was $23,030,000, which represents a decrease of $2,229,000 or approximately 9% from revenue of $25,259,000 for the fiscal year ended September 30, 2007. For fiscal 2008, Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Visual Insight, iMergence and VorteXML), Content Management Solutions (including Datawatch BDS) and Service Management Solutions (including Visual QSM and Visual HD) revenue accounted for 67%, 16%, and 17% of total revenue, respectively, as compared to 67%, 14%, and 19%, respectively, for fiscal 2007.

Software license and subscription revenue for the fiscal year ended September 30, 2008 was $12,435,000 or approximately 54% of total revenue, as compared to $14,852,000 or approximately 59% of total revenue for the fiscal year ended September 30, 2007. This represents a decrease of $2,417,000 or approximately 16% from fiscal 2007. The overall decrease in software license and subscription revenue consists of a $1,858,000 decrease in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Datawatch BI Server, Datawatch ES, Visual Insight, iMergence and VorteXML products), a $144,000 decrease in Content Management Solutions (including Datawatch BDS) and a $415,000 decrease in Service Management Solutions (including Visual QSM and Visual HD products). The decrease in Business Intelligence Solutions is primarily due to decreased Monarch license sales as compared to fiscal 2007. Sales from the Company’s Monarch product were significantly higher during fiscal 2007 following the release of upgrade version 9.0 in February 2007.

Maintenance and services revenue for the fiscal year ended September 30, 2008 was $10,595,000 or approximately 46% of total revenue, as compared to $10,407,000 or approximately 41% of total revenue for the fiscal year ended September 30, 2007. This represents an increase of $188,000 or approximately 2% from fiscal 2007. The increase in maintenance and services revenue consists of a $554,000 increase in Business Intelligence Solutions

(including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Visual Insight, iMergence and VorteXML products) and a $191,000 increase in Content Management Solutions (including Datawatch BDS) which were partially offset by a $557,000 decrease in Service Management Solutions (including Visual QSM and Visual HD products). The Company attributes the overall increases in maintenance and services revenue to continued customer loyalty, which has resulted in high renewal rates for annual maintenance service contracts and an increased demand for professional services from existing customers, which also includes upgrades and additional training. The decrease in maintenance revenue for the Service Management Solutions product line was the result of lower renewal rates of annual maintenance contracts from existing customers. The decrease in Service Management Solutions revenue was also the result of less demand for professional services work related to this product line. No significant product upgrades were introduced within the Visual QSM or Visual Help Desk product lines during fiscal year 2008.

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

General and administrative expenses were $4,923,000, or 21% of total revenue for the fiscal year ended September 30, 2008 as compared to $4,872,000, or 19% of total revenue in fiscal 2007. The increase in general and administrative expenses of $51,000, or approximately 1%, is primarily attributable to higher accounting and auditing fees and compliance costs associated with Section 404 of the Sarbanes-Oxley Act.

Interest expense for the fiscal year ended September 30, 2007 was $33,000 which resulted from the Company’s $1 million borrowing under its line of credit in the third quarter of fiscal 2006. There was no interest expense for the fiscal year ended September 30, 2008 as the Company elected to repay its outstanding balance under its line of credit in the second quarter of fiscal 2007.

Interest income and other income (expense) includes primarily the following two components: interest income; and a gain on the dissolution of the Company’s French and German subsidiaries (Datawatch France SARL and Datawatch GmbH). Interest income for the fiscal year ended September 30, 2008 was $130,000 as compared to $40,000 for fiscal 2007. The increase in interest income was the result of higher cash balances held in interest-bearing accounts. Additionally, during fiscal 2008, there was a gain of $147,000 recorded upon the complete dissolution of two of the Company’s foreign subsidiaries: Datawatch France SARL and Datawatch GmbH. This amount represents the cumulative effect of translation adjustments related to the consolidation of these subsidiaries which were previously accumulated and reported in the shareholders’ equity section of the Company’s consolidated balance sheets.

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

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities and equipment in the U.S. and overseas under noncancelable operating leases that expire through 2011. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $318,000, $440,000 and $511,000 for fiscal years 2009, 2008 and 2007, respectively.

As of September 30, 2009, contractual obligations include minimum rental commitments under non-cancelable operating leases and long-term liabilities related to uncertain tax positions as follows (in thousands):

		Less than 1			More than
Contractual Obligations:	Total	Year	1-3 Years	3-5 Years	5 Years

Operating Lease
Obligations	$561	$324	$235	$2	$—
Other Liabilities	$125	$—	$—	$—	$125

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately

$1,580,000, $1,779,000 and $1,865,000 respectively, for the years ended September 30, 2009, 2008 and 2007.  The Company is not obligated to pay any minimum amounts for royalties.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch Researcher and Visual Insight products until September 30, 2010. The Company expensed approximately $5,000, $4,000 and $17,000 for the fiscal years ended September 30, 2009, 2008 and 2007, respectively, for royalty payments to Mergence.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2009.

The Company is required by a sublease agreement related to its Chelmsford, Massachusetts facility to provide a letter of credit originally in the amount of $125,000 as a security deposit to the landlord of amounts due under the lease. In accordance with the terms of its sublease agreement, the Company was allowed to reduce its letter of credit to $107,000 following the completion of the first three years of its lease arrangement, which occurred during the first quarter of fiscal year 2009. Cash on deposit providing security in the amount of this letter of credit is classified as restricted cash in the Company’s consolidated balance sheets as of September 30, 2009 and 2008.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these potential obligations is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of September 30, 2009.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these potential obligations is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of September 30, 2009.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these potential obligations is minimal. The Company has no liabilities recorded for these potential obligations as of September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At September 30, 2009, the Company had $5,649,000 of cash and equivalents, an increase of $764,000 from September 30, 2008.

At September 30, 2009, the Company had working capital of approximately $2,627,000 as compared to $1,130,000 as of September 30, 2008. The Company expects cash flows from operations to remain positive as it anticipates profitability in the future. However, if the Company’s cash flow from operations were to decline significantly, it may need to consider further reductions to its operating expenses. The Company does not anticipate additional cash requirements to fund significant growth or the acquisition of complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that the Company will be able to issue additional equity or obtain a new credit facility at attractive prices or rates, or at all.

The Company had a net loss of approximately $4,940,000 for the year ended September 30, 2009 which was the result of a non-cash impairment charge of $6.4 million related to the impairment of goodwill and a trademark, as compared to net income of approximately $717,000 for the year ended September 30, 2008 and net income of approximately $1,669,000 for the year ended September 30, 2007. During the years ended September 30, 2009 and 2008, approximately $1,968,000 and $1,838,000, respectively, of cash was provided by the Company’s operations. During fiscal year 2009, the main source of cash from operations was net income adjusted for the impairment of goodwill and other intangible assets and adjusted for depreciation and amortization as well as a decrease in accounts receivable.

Net cash used in investing activities for the year ended September 30, 2009 of $909,000 is primarily related to capitalization of software development costs and the purchase of property and equipment.

Net cash provided by financing activities for the year ended September 30, 2009 of $1,000 is related to proceeds from the exercise of stock options.

The Mergence purchase agreement dated August 11, 2004 includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch Researcher and Visual Insight products for a period of six years. As the cash payments are based on recognized revenue and no minimum payments are required, they are not expected to have a significant impact on the Company’s liquidity or cash flows. See the section titled “Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments” included elsewhere herein for a more complete disclosure of the Company’s commitments and contingent liabilities.

An existing agreement between Datawatch and Math Strategies grants the Company exclusive worldwide rights to use and distribute through April 30, 2015 certain intellectual property owned by Math Strategies and incorporated by the Company in its Monarch, Monarch Data Pump, VorteXML and certain other products. The Company has also entered into an Option Purchase Agreement with Math Strategies giving the Company the option to purchase these intellectual property rights for a formula price based on a multiple of the aggregate royalties paid to Math Strategies by the Company for the four fiscal quarters preceding the exercise of the option. The option, if exercised, would provide the Company with increased flexibility to utilize the purchased technology in the future.

Management believes that the Company’s current operations have not been materially impacted by the effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance that established principles and requirements for determining how a company recognizes and measures in its financial statements the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. The revised guidance on business combinations also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized. The guidance will be applied prospectively to business combinations beginning in the year ending September 30, 2010.

In February 2008, the FASB issued guidance that established principles and disclosure requirements for fair value measurements and disclosures, that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this update to non-financial assets and liabilities became effective for the Company on October 1, 2009 and did not have any impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance was effective for fiscal years and interim periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

Item 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At September 30, 2009, the Company did not participate in any derivative financial instruments or commodity instruments.  The Company holds no investment securities that possess significant market risk.

Primary Market Risk Exposures

The Company’s primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by the Company’s foreign subsidiaries and are denominated in local currency. Approximately 23%, 30% and 31% of the Company’s revenues for 2009, 2008 and 2007, respectively, were from foreign subsidiaries. In addition, approximately 18%, 31% and 34% of the Company’s operating expenses for fiscal 2009, 2008 and 2007, respectively, were from foreign subsidiaries.

The Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in several currencies, of which the most significant to our operations has historically been the British Pound. The Company’s exposure to currency exchange rate fluctuations has historically been modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to the Company’s international subsidiaries, if any, are usually considered to be of a long-term investment nature. Accordingly, the majority of currency movements are reflected in the Company’s other comprehensive income (loss). There are, however, certain situations where the Company will invoice customers in currencies other than its own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in interest income and other income (expense), net in the consolidated statements of operations. Due to the worldwide recession and significant recent fluctuations in the currency markets, the Company’s gain on foreign currency transactions was more significant in fiscal year 2009 than it had been in previous years. Foreign currency transaction gains for the fiscal years ended September 30, 2009 and 2008 were $138,000 and $79,000, respectively. Foreign currency gains and losses were not material in the year ended September 30, 2007. Currently, the Company does not engage in foreign currency hedging activities.

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

We have audited the accompanying consolidated balance sheets of Datawatch Corporation and subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datawatch Corporation and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, on October 1, 2007, the Company changed its method of accounting for uncertain tax positions to conform to new authoritative guidance issued by the Financial Accounting Standards Board.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 21, 2009

DATAWATCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	September 30,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and equivalents	$5,649	$4,885
Accounts receivable, less allowance for doubtful accounts and sales returns of $215,000 in 2009 and $236,000 in 2008	2,968	3,287
Inventories	65	57
Prepaid expenses	340	361
Total current assets	9,022	8,590

Property and equipment:
Office furniture and equipment	1,136	1,157
Software	464	560
Leasehold improvements	509	509
	2,109	2,226
Less accumulated depreciation and amortization	(1,611)	(1,489)
Net property and equipment	498	737

Goodwill	—	6,116
Other intangible assets, net	2,397	2,577
Restricted cash	107	125
Other long-term assets	19	24
Total assets	$12,043	$18,169

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$761	$1,028
Accrued expenses	1,915	2,385
Deferred revenue	3,719	4,047
Total current liabilities	6,395	7,460

LONG-TERM LIABILITIES:
Deferred rent	55	120
Deferred revenue - long-term	302	145
Deferred tax liability	—	262
Other liabilities	125	100
Total long-term liabilities	482	627

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 20,000,000 shares authorized; issued, 5,940,085 shares and 5,928,604 shares, respectively; outstanding, 5,925,839 shares and 5,914,358 shares, respectively	59	59
Additional paid-in capital	23,634	23,421
Accumulated deficit	(17,370)	(12,430)
Accumulated other comprehensive loss	(1,017)	(828)
	5,306	10,222
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	5,166	10,082

Total liabilities and shareholders' equity	$12,043	$18,169

See notes to consolidated financial statements.

DATAWATCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended September 30,
	2009	2008	2007
REVENUE:
Software licenses and subscriptions	$10,931	$12,435	$14,852
Maintenance and services	8,687	10,595	10,407
Total revenue	19,618	23,030	25,259

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	2,248	2,218	2,468
Cost of maintenance and services	3,135	4,271	3,943
Sales and marketing	6,423	8,153	9,290
Engineering and product development	2,433	2,966	2,951
General and administrative	4,272	4,923	4,872
Impairment of goodwill and other intangible assets	6,401	—	—
Total costs and expenses	24,912	22,531	23,524

INCOME (LOSS) FROM OPERATIONS	(5,294)	499	1,735
Interest expense	—	—	(33)
Interest income and other income (expense), net	55	292	107
Foreign currency transaction gains (losses)	138	79	(7)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(5,101)	870	1,802
Benefit (provision) for income taxes	161	(153)	(133)

NET INCOME (LOSS)	$(4,940)	$717	$1,669

Net income (loss) per share - Basic:	$(0.83)	$0.12	$0.30
Net income (loss) per share - Diluted:	$(0.83)	$0.12	$0.29

Weighted-average shares outstanding - basic	5,920	5,835	5,558
Weighted-average shares outstanding - diluted	5,920	6,035	5,855

See notes to consolidated financial statements.

DATAWATCH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years Ended September 30, 2009, 2008 and 2007
(In thousands, except share amounts)

					Accumulated
			Additional		Other	Comprehensive
	Common Stock		Paid-In	Accumulated	Comprehensive	Income/	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	(Loss)	Shares	Amount	Total

BALANCE,
OCTOBER 1, 2006	5,526,485	$55	$22,204	$(14,741)	$(422)		(14,246)	$(140)	$6,956
Stock options exercised	121,181	1	348						349
Stock-based compensation expense			132						132
Comprehensive income (loss):
Translation adjustments					(86)	(86)			(86)
Net income				1,669		1,669			1,669

Total comprehensive income						$1,583

BALANCE,
SEPTEMBER 30, 2007	5,647,666	56	22,684	(13,072)	(508)		(14,246)	(140)	9,020
Cumulative effect of change in accounting for uncertain tax positions				(75)					(75)
Stock options exercised	280,938	3	512						515
Stock-based compensation expense			225						225
Comprehensive income (loss):
Translation adjustments					(320)	(320)			(320)
Net income				717		717			717

Total comprehensive income						$397

BALANCE,
SEPTEMBER 30, 2008	5,928,604	59	23,421	(12,430)	(828)		(14,246)	(140)	10,082
Stock options exercised	11,481	—	—						—
Stock-based compensation expense			213						213
Comprehensive income (loss):
Translation adjustments					(189)	(189)			(189)
Net loss				(4,940)		(4,940)			(4,940)

Total comprehensive loss						$(5,129)

BALANCE,
SEPTEMBER 30, 2009	5,940,085	$59	$23,634	$(17,370)	$(1,017)		(14,246)	$(140)	$5,166

See notes to consolidated financial statements.

DATAWATCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,940)	$717	$1,669
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Impairment of goodwill and other intangible assets	6,401	—	39
Depreciation and amortization	1,058	861	928
Provision for doubtful accounts and sales returns	(12)	(67)	25
Loss (gain) on disposal of equipment	1	(1)	—
Gain on disolution of foreign subsidiaries	—	(147)	—
Stock-based compensation	213	225	132
Deferred income taxes	(262)	115	111
Changes in current assets and liabilities, net of effects of the acquisition of IDARS:
Accounts receivable	185	819	(320)
Inventories	(9)	(9)	(10)
Prepaid expenses and other assets	14	164	146
Accounts payable, accrued expenses and other liabilities	(691)	(590)	797
Deferred revenue	10	(249)	4
Cash provided by operating activities	1,968	1,838	3,521

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures	(99)	(237)	(136)
Proceeds from sale of equipment	—	2	8
Purchase of IDARS business, net of cash acquired	—	(424)	(671)
Capitalized software development costs	(831)	(411)	(81)
Decrease in restricted cash	18	—	—
Decrease (increase) in other assets	3	40	(25)
Cash used in investing activities	(909)	(1,030)	(905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1	515	349
Repayments on line of credit	—	—	(1,000)
Cash provided by (used in) financing activities	1	515	(651)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
EQUIVALENTS	(296)	(279)	14

INCREASE IN CASH AND EQUIVALENTS	764	1,044	1,979
CASH AND EQUIVALENTS, BEGINNING OF YEAR	4,885	3,841	1,862
CASH AND EQUIVALENTS, END OF YEAR	$5,649	$4,885	$3,841

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—	$42
Income taxes paid	$12	$23	$4

See notes to consolidated financial statements.

DATAWATCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Datawatch Corporation (the “Company” or “Datawatch”) designs, develops, markets and distributes business computer software products. The Company also provides a wide range of services, including implementation and support of its software products, as well as training on their use and administration. The Company is subject to a number of risks including dependence on key individuals, competition from substitute products and larger companies and the need for successful ongoing development and marketing of products.

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

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through December 21, 2009, the date of issuance of these financial statements.

Revenue Recognition

Revenue allocated to software products, specified upgrades and enhancements is recognized upon delivery of the related product, upgrades or enhancements. Revenue is allocated using vendor specific objective evidence (“VSOE”) of fair value to post-contract customer support (primarily maintenance) and is recognized ratably over the term of the support, and revenue allocated using VSOE to service elements (primarily training and consulting) is recognized as the services are performed. The residual method of revenue recognition is used for multi-element arrangements when the VSOE of the fair value does not exist for one of the delivered elements. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as supported by VSOE, is deferred and subsequently recognized as such items are delivered or completed and (2) the difference between the total arrangement fee and the amount allocated to the undelivered elements is recognized as revenue related to the delivered elements.

The Company has two types of software product offerings: (1) Enterprise Software and (2) Desktop and Server Software. Enterprise Software products are sold directly to end-users and through value added resellers. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Sales to distributors and resellers accounted for approximately 40%, 41% and 39%, of total sales for the years ended September 30, 2009, 2008 and 2007, respectively. Revenue from the sale of all software products (when separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is customarily defined. The Company’s software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

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

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump, BI Server and VorteXML sold directly to end-users, include a guarantee under which such customers may return products within 30 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights. Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company’s experience and history with its distributors, resellers and end users allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at, and the returns history with, the various distributors and resellers, which the Company monitors frequently.

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

For the fiscal years ended September 30, 2009, 2008 and 2007, changes to and ending balances of the allowance for doubtful accounts were approximately as follows:

	2009	2008	2007
	(in thousands)

Allowance for doubtful accounts balance - beginning of year	$171	$223	$193
Additions to the allowance for doubtful accounts	76	62	57
Deductions against the allowance for doubtful accounts	(87)	(114)	(27)
Allowance for doubtful accounts balance - end of year	$160	$171	$223

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

For the fiscal years ended September 30, 2009, 2008 and 2007, changes to and ending balances of the sales returns reserve were approximately as follows:

	2009	2008	2007
	(in thousands)

Sales returns reserve balance - beginning of year	$65	$80	$79
Additions to the sales returns reserve	45	93	131
Deductions against the sales returns reserve	(55)	(108)	(130)
Sales returns reserve balance - end of year	$55	$65	$80

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

For the fiscal years ended September 30, 2009, 2008 and 2007, amounts related to capitalized and purchased software development costs were approximately as follows:

	2009	2008	2007
	(in thousands)

Capitalized and purchased software balance - beginning of year	$664	$395	$473
Capitalized software development costs	831	411	81
Amortization of capitalized software development costs and purchased software	(389)	(142)	(159)
Capitalized and purchased software balance - end of year	$1,106	$664	$395

Cash and Equivalents

Cash and equivalents include cash on hand, cash deposited with banks and highly liquid securities consisting of money market investments. The Company’s cash equivalents are carried at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company classifies the inputs used to measure fair value into the following hierarchy:

•	Level 1 – Observable inputs such as quoted prices in active markets;
•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents information about the Company’s cash equivalents measured at fair value on a recurring basis at September 30, 2009 (in thousands):

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Money market funds	$2,232	$2,232	$—	$—

Concentration of Credit Risks and Major Customers

The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary credit terms. Two customers, Ingram Micro Inc. and Tech Data Product Management, individually accounted for the following percentages of total revenue and accounts receivable for the periods indicated:

	Percentage of total revenue			Percentage of total
	for the year ended			accounts receivable at
	September 30,			September 30,
	2009	2008	2007	2009	2008

Ingram Micro, Inc.	17%	21%	15%	24%	26%

Tech Data Product Management	7%	8%	13%	7%	4%

The Company sells to Ingram Micro Inc. and Tech Data Product Management under separate distribution agreements, which automatically renew for successive one-year terms unless terminated. Other than these two customers, no other customer constitutes a significant portion (more than 10%) of revenues or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Deferred Revenue

Deferred revenue consisted of the following at September 30:
	2009	2008
	(in thousands)

Maintenance	$3,666	$3,763
Other	355	429
Total	4,021	4,192

Less: Long-term portion of deferred maintenance	(302)	(145)

Current portion of deferred revenue	$3,719	$4,047

Maintenance deferred revenue consists of the unearned portion of post-contract customer support services provided by the Company to customers who purchased maintenance agreements for the Company’s products. Maintenance revenues are recognized on a straight-line basis over the term of the maintenance period, generally 12 months.

Other deferred revenue consists of deferred license, subscription and professional services revenue generated from arrangements that are invoiced in accordance with the terms and conditions of the arrangement but do not meet all the criteria for revenue recognition and are, therefore, deferred until all revenue recognition criteria are met.

Inventories

Inventories consist of software components, primarily software manuals, compact disks and retail packaging materials. Inventories are valued at the lower of cost (first-in, first-out method) or market.

Property and Equipment

 Property and equipment consists of office equipment, furniture and fixtures, software and leasehold improvements, all of which are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or over the terms, if shorter, of the related leases. Useful lives and lease terms range from three to seven years. Depreciation and amortization expense related to property and equipment was $332,000, $352,000 and $407,000, respectively, for the years ended September 30, 2009, 2008 and 2007.

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

Goodwill and one indefinite lived trademark were not subject to amortization and were tested for impairment annually, on May 31st, or more frequently if events and circumstances indicated that the asset might be impaired. Factors the Company believes could trigger interim impairment reviews include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, and significant decreases in the Company’s market capitalization for a sustained period. The Company performed interim tests of impairment for its goodwill and its indefinite lived trademark at September 30, 2008, December 31, 2008 and at March 31, 2009 due to uncertainties surrounding the global economy and the volatility in the Company’s stock price.

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

The results of the Company’s impairment analysis at March 31, 2009 indicated that the Company’s book value exceeded its estimated fair value. Further analysis indicated that the Company’s goodwill was fully impaired. Therefore, the Company recorded an impairment charge of approximately $6.1 million in the three months ended March 31, 2009.

The Company also tested its indefinite lived intangible asset for impairment by comparing the fair value to the net book value of the asset. The results of the Company’s valuation analysis at March 31, 2009 indicated that the trademark was fully impaired at March 31, 2009. Therefore, the Company recorded an impairment charge of approximately $285,000 in the three months ended March 31, 2009.

Changes in the carrying amounts of goodwill for the years ended September 30, 2009 and 2008 are as follows (in thousands):

	2009	2008

Balance at beginning of year	$6,116	$6,020
Acquisition of IDARS business	—	96
Impairment charge	(6,116)	—
Balance at end of year	$—	$6,116

The Company has the following other intangible assets as of September 30, 2009 and 2008:

	Weighted	September 30, 2009			September 30, 2008
	Average	Gross		Net	Gross		Net
Identified Intangible	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Asset	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)

Capitalized software	2	$2,659	$1,673	$986	$1,828	$1,384	$444
Purchased software	5	700	580	120	700	480	220
Patents	20	160	41	119	160	33	127
Customer lists	10	1,790	697	1,093	1,790	531	1,259
Non-compete agreements	4	640	561	79	640	409	231
Trademark	2	21	21	—	21	10	11
Trademark	indefinite	—	—	—	285	—	285

Total		$5,970	$3,573	$2,397	$5,424	$2,847	$2,577

During fiscal 2009, the Company determined that an indefinite lived trademark with a carrying value of $285,000 was fully impaired.

During fiscal 2008, the Company wrote-off approximately $329,000 of fully-amortized capitalized software costs for technology no longer in use.

The intangible asset amounts amortized to cost of software licenses and subscriptions totaled $407,000, $160,000 and $167,000 for fiscal 2009, 2008 and 2007, respectively. Intangible asset amounts amortized to sales and marketing expense totaled $319,000, $349,000 and $354,000, respectively.

As of September 30, 2009, the estimated future amortization expense related to amortizing intangible assets was as follows (in thousands):

Fiscal Years Ending September 30,

2010	$937
2011	547
2012	224
2013	174
2014	174
Thereafter	341

Total estimated future amortization expense	$2,397

Restricted Cash

At September 30, 2008, restricted cash consisted of a $125,000 security deposit in the form of an irrevocable letter of credit held in escrow for the landlord of the Company’s Chelmsford, MA corporate offices. In accordance with the terms of the Company’s sublease agreement, the Company was allowed to reduce its security deposit by approximately $18,000 following the completion of the first three years of its lease arrangement, which occurred during the first quarter of fiscal year 2009. Accordingly, the restricted cash balance is $107,000 as of September 30, 2009.

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

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the impact, when dilutive, of the exercise of options using the treasury-stock method. Diluted net loss per share is the same as basic net loss per share as the potentially dilutive securities are all antidilutive.

The following table presents the options that were not included in the computation of diluted net income (loss) per share, because the effect was antidilutive for the years ended September 30, 2009, 2008 and 2007:

	2009	2008	2007

Quantity of option shares not included	548,800	227,751	190,042
Weighted-average exercise price	$3.05	$5.00	$4.90

Foreign Currency Translations and Transactions

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at rates in effect at each balance sheet date. Revenues, expenses and cash flows are translated into U.S. dollars at average rates prevailing when transactions occur. The related translation adjustments are reported as a separate component of shareholders’ equity under the heading “Accumulated Other Comprehensive Loss.” Gains and losses resulting from transactions that are denominated in currencies other than the applicable unit’s functional currency are included in the operating results of the Company and were $138,000 and $79,000 for the years ended September 30, 2009 and 2008, respectively.  Foreign currency gains and losses were not material in the year ended September 30, 2007.

Advertising and Promotional Materials

Advertising costs are expensed as incurred and amounted to $209,000, $281,000 and $311,000 in 2009, 2008 and 2007, respectively. Direct mail/direct response costs are expensed over the period in which the associated revenue is recognized, generally three to six months from the date of the mailing. Direct mail expense was $164,000, $54,000 and $164,000 in 2009, 2008 and 2007, respectively. At September 30, 2009, deferred direct mail/direct response costs were $3,000 and were included under the caption “Prepaid Expenses” in the accompanying consolidated balance sheets. There were no deferred direct mail/direct response costs at September 30, 2008.

Stock-Based Compensation

All share-based awards, including grants of employee stock options, are recognized in the financial statements based on their fair value.

The Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s share-based awards are accounted for as equity instruments and there have been no liability awards granted. See additional stock-based compensation disclosure in Note 6 to the Company’s consolidated financial statements.

Comprehensive Income (Loss)

The only item other than net income (loss) that is included in comprehensive income (loss) is foreign currency translation adjustments. Foreign currency translation losses arising during 2009, 2008 and 2007 were $189,000, $320,000, and $86,000, respectively.

In fiscal 2008, the Company recognized a $147,000 gain primarily consisting of cumulative translation adjustments as a result of the complete liquidation of two of its foreign subsidiaries: Datawatch France SARL and Datawatch GmbH, which is included in “Interest income and other income (expense), net” in the consolidated statements of operations for the year ended September 30, 2008.

Restructuring

In April 2009, in response to the existing business climate, the Company initiated and completed a restructuring plan to reduce costs and reduced its workforce by twelve employees. The restructuring plan resulted in charges for severance benefits and related costs for the terminated employees of $96,000 in the fiscal year ended September 30, 2009. These costs are included primarily within costs of maintenance and services and sales and marketing expenses. All such terminations were completed by June 30, 2009 and all amounts incurred were paid in fiscal 2009.

Segment Information

The Company has determined that it has only one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and operating results. See Note 8 for information about the Company’s revenue by product lines and geographic operations.

Guarantees and Indemnifications

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. The Company has never incurred significant expense under its product or service warranties and does not expect to do so in the future. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2009 and 2008.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual and the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these potential obligations is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of September 30, 2009 or 2008.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these potential obligations is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of September 30, 2009 or 2008.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy limits the Company’s exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage for directors, the Company believes the estimated fair value of these potential obligations is minimal. The Company has no liabilities recorded for these potential obligations as of September 30, 2009 or 2008.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance that established principles and requirements for determining how a company recognizes and measures in its financial statements the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. The revised guidance on business combinations also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized. The guidance will be applied prospectively to business combinations beginning in the year ending September 30, 2010.

In February 2008, the FASB issued guidance that established principles and disclosure requirements for fair value measurements and disclosures, that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this update to non-financial assets and liabilities became effective for the Company on October 1, 2009 and did not have any impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance was effective for fiscal years and interim periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

2.	INVENTORIES

Inventories consisted of the following at September 30:
	2009	2008
	(in thousands)

Raw materials	$34	$44
Finished goods	31	13

Total	$65	$57

3.	ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30:
	2009	2008
	(in thousands)

Accrued salaries and benefits	$190	$412
Accrued royalties and commissions	1,119	1,092
Accrued professional fees	235	375
Other	371	506

Total	$1,915	$2,385

4.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire through 2011. The lease agreements generally provide for the payment of minimum annual rentals, pro-rata share of taxes, and maintenance expenses. Rental expense for all operating leases was $318,000, $440,000 and $511,000 for the years ended September 30, 2009, 2008 and 2007, respectively.  Certain of the Company’s facility leases include options to renew.

As of September 30, 2009, minimum rental commitments under noncancelable operating leases are as follows (in thousands):

Years Ending September 30,

2010	$324
2011	234
2012	1
2013	1
2014	1

Total future minimum lease payments	$561

Royalties

The Company is obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses and subscriptions was approximately $1,580,000, $1,779,000 and $1,865,000 for the years ended September 30, 2009, 2008 and 2007, respectively. The Company is not obligated to pay minimum royalty amounts.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation.  The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch Researcher product until September 30, 2010. The Company expensed approximately $5,000, $4,000 and $17,000, respectively, for the years ended September 30, 2009, 2008 and 2007.

Contingencies

From time to time, the Company is subject to other claims and may be party to other actions that arise in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

5.	INCOME TAXES

Income (loss) from operations before income taxes consists of the following for the years ended September 30:

	2009	2008	2007
	(in thousands)

Domestic	$(5,336)	$(2)	$2,078
Foreign	235	872	(276)

Total	$(5,101)	$870	$1,802

The provision (benefit) for income taxes consisted of the following for the years ended September 30:

	2009	2008	2007
	(in thousands)
Current:
Federal	$15	$—	$12
State	18	13	9
Foreign	72	25	1
	105	38	22

Deferred:
Federal	(750)	295	138
State	(199)	8	52
Change in valuation allowance	683	(188)	(79)
	(266)	115	111

Total provision (benefit)	$(161)	$153	$133

At September 30, 2009, the Company had U.S. federal tax loss carryforwards of approximately $6.5 million, expiring at various dates through 2028, including $366,000 resulting from the Mergence acquisition during 2004 which are subject to additional annual limitations as a result of the changes in Mergence’s ownership, and had approximately $867,000 in state tax loss carryforwards, which also expire at various dates through 2028. An alternative minimum tax credit of approximately $166,000 is available to offset future regular federal taxes. Research and development credits of approximately $525,000 expire beginning in 2011. In addition, the Company has the following net operating loss carryforwards: United Kingdom losses of $8.5 million with no expiration date and Australia losses of $2.7 million with no expiration date.

The components of the Company’s net deferred tax assets are as follows at September 30:

	2009	2008	2007
	(in thousands)
Deferred tax liabilities:
Goodwill amortization	$—	$(262)	$(147)
Prepaid expenses	(39)	(27)	(71)
Acquired intangibles	(46)	(84)	(152)
	(85)	(373)	(370)
Deferred tax assets:
Net operating loss carryforwards	4,850	3,563	3,931
Research and development credits	525	397	499
Accounts and notes receivable reserves	58	69	84
Alternative minimum tax credits	166	157	157
Depreciation and amortization	1,617	349	734
Deferred rent	46	71	92
Other	102	184	311
	7,364	4,790	5,808

Total	7,279	4,417	5,438

Valuation allowance	(7,279)	(4,679)	(5,585)

Deferred tax liability, net	$—	$(262)	$(147)

For financial reporting purposes, the Company had profitable income from domestic operations in 2007 but incurred losses from domestic operations in 2008 and 2009. The Company had operating losses from its significant international subsidiaries during the year ended September 30, 2007. The Company had a domestic taxable loss in 2008 and had marginal domestic taxable income in 2009 and 2007 as the Company’s subsidiaries in the United Kingdom are treated as branches on the domestic tax returns and, accordingly, any losses at such subsidiaries are recorded on the domestic income tax returns. Prior to the results of the last three years, the Company experienced significant losses from operations, both domestically and internationally, over several prior years. The Company has also had a history of certain state net operating loss carryforwards expiring. Approximately $341,000 and $6.8 million of state net operating loss carryforwards expired in fiscal 2009 and 2008, respectively. Accordingly, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided.

The Company recognized deferred tax liabilities for the excess of tax-deductible goodwill over goodwill for financial reporting purposes. The tax benefit for the excess tax-deductible goodwill is recognized when realized on the tax return. During fiscal year 2006, Datawatch acquired the business assets of IDARS that resulted in tax-deductible amortization being recognized as a deferred tax expense in 2008 and 2007. As the goodwill was deducted for tax purposes, a deferred tax expense was recognized each year with a corresponding deferred tax liability equal to the excess of tax amortization over the amortization for financial reporting purposes. During the fiscal years ended September 30, 2008 and 2007, the Company recorded deferred tax expense of approximately $115,000 and $111,000, respectively. During fiscal year 2009, the applicable goodwill associated with this purchase was determined to be fully impaired and written off for book purposes but continues to be deductible over a 15 year life for tax reporting purposes. Accordingly, upon impairment, the Company recorded a deferred tax asset, with a corresponding full valuation allowance, for the future tax benefit of the goodwill based on the Company’s effective tax rate for the period. Deferred tax benefit recorded for the fiscal year 2009 was approximately $266,000.

The following table reconciles the Company’s tax (benefit) provision based on its effective tax rate to its tax (benefit) provision based on the federal statutory rate of 34% for the years ended September 30, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007

Provision at federal statutory rate	$(1,734)	$296	$613
State, net of federal impact	(119)	13	21
Foreign income taxes	72	25	(473)
Valuation allowance increase (decrease)	683	(188)	(79)
Goodwill impairment impact	651	—	—
Return to provision adjustments	136	—	—
Other	150	7	51

Provision for income taxes	$(161)	$153	$133

Provision for Uncertain Tax Positions

 The Company adopted the new accounting requirements for uncertain tax positions on October 1, 2007 which provide a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

In accordance with these requirements, the Company first determines whether a tax authority would “more likely than not” sustain its tax position if it were to audit the position with full knowledge of all the relevant facts and other information. For those tax positions that meet this threshold, the Company measures the amount of tax benefit based on the largest amount of tax benefit that the Company has a greater than 50% chance of realizing in a final settlement with the relevant authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations.

Upon adoption of the accounting requirements for uncertain tax positions, the Company recorded a reduction of its deferred tax asset in the amount of $690,000 and a corresponding reduction to the valuation allowance of $690,000 for all identified uncertain tax positions, for any years open under the statute of limitations. At that time, the Company also recorded a $75,000 tax liability related to foreign tax exposure. During each of the fiscal years ended September 30, 2009 and 2008, the Company increased its tax liability by $25,000, resulting in a cumulative tax liability of $125,000 at September 30, 2009. These amounts have been recorded as an increase to other long-term liabilities on the Company’s consolidated balance sheets. The Company does not expect this liability to change significantly during the next twelve months. The Company has not accrued any interest and penalties associated with this liability as they are immaterial. Also in fiscal 2008 and 2009, the Company recorded additional uncertain tax positions of approximately $13,000 and $9,000, respectively, which were recorded as a reduction of the Company’s deferred tax asset and a corresponding reduction to its valuation allowance. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its consolidated statements of operations.

As of October 1, 2008, the Company had approximately $759,000 of total gross unrecognized tax benefits (before consideration of any valuation allowance). These unrecognized tax benefits represent differences between tax positions taken by the Company in its various consolidated and separate worldwide tax returns and the benefits recognized and measured for uncertain tax positions. This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The change in the unrecognized tax benefits in fiscal 2009 was as follows:

Balance at October 1, 2007	$721
Additions for prior year tax positions	38
Balance at September 30, 2008	759
Additions for prior year tax positions	34
Balance at September 30, 2009	$793

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such jurisdictions as the United Kingdom, Australia, and the United States, and as a result, files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The fiscal years ended September 30, 2006 through September 30, 2008 are generally still open to examination in the jurisdictions listed above.

6.	SHAREHOLDERS’ EQUITY

Stock Option Plans

The Company provides its employees, officers, consultants, and directors stock options, restricted shares and other stock rights to purchase common stock of the Company on a discretionary basis pursuant to three stock compensation plans described more fully below. All option grants are subject to the terms and conditions determined by the Compensation and Stock Committee of the Board of Directors, and generally vest over a three-year period beginning three months from the date of grant and expire either seven or ten years from the date of grant depending on the plan. Generally, options, restricted shares and other stock rights are granted at exercise prices not less than the fair market value at the date of grant.

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

The Company recognizes stock-based compensation expense in accordance with generally accepted accounting principles which require that all share-based awards, including grants of employee stock options, be recognized in the financial statements based on their fair value.

The Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s stock compensation awards are accounted for as equity instruments and there have been no liability awards granted.

Stock-based compensation expense for the fiscal years ended September 30, 2009, 2008 and 2007 was $213,000, $225,000 and $132,000, respectively, which was included in the following expense categories:

	Years Ended September 30,
	2009	2008	2007
	(in thousands)

Sales and marketing	$49	$68	$51
Engineering and product development	14	16	11
General and administrative	150	141	70

Total	$213	$225	$132

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate and dividend yield. The weighted-average fair values of the options granted under the stock options plans were $0.97, $3.11 and $1.54 for the years ended September 30, 2009, 2008 and 2007, respectively. The total intrinsic value of options exercised during the years ended September 30, 2009, 2008 and 2007 was approximately $1,000, $1,156,000 and $190,000, respectively. Total cash received from option exercises during the years ended September 30, 2009, 2008 and 2007 was $1,000, $515,000 and $349,000, respectively. The tax benefit realized from stock options exercised was $1,000, $697,000 and $187,000, respectively. As of September 30, 2009, there was $150,000 of total unrecognized compensation cost related to nonvested stock option arrangements, which is expected to be recognized over a weighted-average period of 1.39 years.

The table below indicates the key assumptions used in the option valuation calculations for options granted for the years ended September 30, 2009, 2008 and 2007:
	2009	2008	2007
Expected life	5 years	5 years	5 years
Expected volatility	73.42%	70.11% - 73.26%	75.88% - 83.34%
Weighted-average volatility	73.42%	72.56%	77.63%
Risk-free interest rate	1.88%	2.87% - 4.03%	4.48% - 4.99%
Dividend yield	0.0%	0.0%	0.0%

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

At September 30, 2009, 600,000 shares were authorized and 330,667 shares were available for future issuance under the 2006 Plan.

The following table is a summary of combined activity for all of the Company’s stock option plans:

		Weighted-	Weighted - Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value $(000)

Outstanding, October 1, 2006	852,316	$2.65
Granted	110,000	2.67
Canceled	(31,592)	4.38
Exercised	(121,181)	2.88
Outstanding, September 30, 2007	809,543	2.55
Granted	98,000	4.99
Canceled	(49,753)	4.63
Exercised	(275,934)	1.87
Outstanding, September 30, 2008	581,856	3.10
Granted	26,500	1.61
Canceled	(58,910)	2.96
Exercised	(646)	1.05
Outstanding, September 30, 2009	548,800	$3.05	4.16	$239

Vested or expected to vest, September 30, 2009	541,276	$3.04	4.14	$237
Exercisable, September 30, 2009	473,561	$2.94	3.96	$221
Exercisable, September 30, 2008	451,174	$2.80

The following table presents weighted-average price and life information regarding options outstanding and exercisable at September 30, 2009:

Outstanding				Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise		Exercise
Prices	Shares	Life (Years)	Price	Shares	Price

$ 0.74 – $3.10	298,685	3.54	$1.62	265,902	$1.59
$3.11 – $5.76	226,333	5.14	4.48	188,873	4.39
$5.77 – $7.59	23,782	2.52	7.44	18,786	7.49

	548,800	4.16	$3.05	473,561	$2.94

Restricted Stock Units

The Company periodically grants awards of restricted stock units (“RSU”) to each of its non-employee Directors and some of its management team on a discretionary basis pursuant to its 2006 Plan. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at September 30, 2009 was 39,494. Each RSU vests at the rate of 33.33% on each of the first through third anniversaries of the grant date with final vesting scheduled to occur in March 2012. The fair value related to the RSUs was calculated based on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to general and administrative expense. The fair values of the RSUs granted in fiscal years 2009, 2008 and 2007, was approximately $31,000 (or $1.27 weighted average fair value per share), $62,000 (or $3.53 fair value per share) and $52,000 (or $3.49 weighted average fair value per share). The Company recorded compensation related to the RSUs of $43,000, $29,000 and $8,000 during the years ended September 30, 2009, 2008 and 2007, respectively, which is included in the total stock-based compensation expense disclosed above. As of September 30, 2009, there was $64,000 of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 1.7 years.

The following table presents RSU information for the fiscal year ended September 30, 2009:

Number of
RSUs
Outstanding

Outstanding, October 1, 2007	15,000
Granted	17,500
Vested	(5,004)
Outstanding, September 30, 2008	27,496
Granted	24,500
Canceled	(1,667)
Vested	(10,835)
Outstanding, September 30, 2009	39,494

7.	RETIREMENT SAVINGS PLAN

The Company has a 401(k) retirement savings plan covering substantially all of the Company’s full-time domestic employees. Under the provisions of the plan, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company did not make any contributions to the 401(k) retirement savings plan in fiscal 2009, 2008 or 2007.

8.	SEGMENT INFORMATION

The Company has determined that it has only one operating segment. The following table presents information about the Company’s revenues by product line for the years ended September 30:

	2009	2008	2007

Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Datawatch Dashboards, Datawatch Researcher, Visual Insight, iMergence and VorteXML)	71%	67%	67%

Content Management Solutions (including Datawatch BDS)	17%	16%	14%

Service Management Solutions (including Visual QSM and Visual HD)	12%	17%	19%

	100%	100%	100%

 The Company conducts operations in the U.S. and internationally (principally in the United Kingdom).  The following table presents information about the Company’s geographic operations:

		International
		(Principally	Intercompany
	Domestic	U.K.)	Eliminations	Total
	(In thousands)
Year Ended September 30, 2009
Total revenue	$15,967	$4,558	$(907)	$19,618
Operating income (loss)	(5,347)	53	—	(5,294)
Long-lived assets	2,981	40	—	3,021

Year Ended September 30, 2008
Total revenue	$17,476	$6,875	$(1,321)	$23,030
Operating income (loss)	530	(31)	—	499
Long-lived assets	9,515	64	—	9,579

Year Ended September 30, 2007
Total revenue	$18,521	$7,800	$(1,062)	$25,259
Operating income (loss)	2,091	(356)	—	1,735
Long-lived assets	9,632	115	—	9,747

9.	QUARTERLY RESULTS (UNAUDITED)

Supplementary Information:

	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Year Ended September 30, 2009:
Software license and subscription revenue	$2,840	$2,973	$2,605	$2,513
Maintenance and service revenue	2,362	2,119	2,160	2,046
Cost of software licenses and subscriptions	530	531	574	613
Cost of maintenance and services	873	834	783	645
Expenses	3,540	3,457	3,077	3,054
Impairment of goodwill and other intangible assets	—	6,401	—	—
Income (loss) from operations	259	(6,131)	331	247
Net income (loss)	385	(5,854)	275	254

Net income (loss) per share - basic	$0.07	$(0.99)	$0.05	$0.04
Net income (loss) per share - diluted	$0.06	$(0.99)	$0.05	$0.04

Year Ended September 30, 2008:
Software license and subscription revenue	$3,333	$3,155	$3,116	$2,831
Maintenance and service revenue	2,734	2,718	2,659	2,484
Cost of software licenses and subscriptions	572	550	556	540
Cost of maintenance and services	1,120	1,177	1,031	943
Expenses	4,175	4,077	4,170	3,620
Income from operations	200	69	18	212
Net income	247	83	91	296

Net income per share - basic	$0.04	$0.01	$0.02	$0.05
Net income per share - diluted	$0.04	$0.01	$0.02	$0.05

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

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making its assessment, management used the criteria set forth in “Internal Control–Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting is effective as of September 30, 2009.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors may be found under the caption “Election of Directors” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2009. Such information is incorporated herein by reference. Information with respect to the Company’s executive officers may be found under the caption “Executive Officers of the Registrant” appearing in Part I of this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

The information set forth under the captions “Compensation and Other Information Concerning Directors and Officers” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2009 is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption “Principal Holders of Voting Securities” and “Equity Compensation Plans” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2009 is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Transactions” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2009 is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Principal Accountant Fees and Services” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2009 is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)	1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2009 and 2008
Consolidated Statements of Operations for the Years Ended September 30, 2009, 2008 and 2007
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended September 30, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended September 30, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

All schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

3.  List of Exhibits

	Ex. No.	Description

(1)	3.1	Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(6)	3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(1)	3.3	By-Laws, as amended, of the Registrant (Exhibit 3.3)
(1)	4.1	Specimen certificate representing the Common Stock (Exhibit 4.4)
(4)	4.2	Warrant to Purchase Stock issued to Silicon Valley Bank, dated January 17, 2001 (Exhibit 4.1)
(11)	10.2*	Form of Incentive Stock Option Agreement of the Registrant (Exhibit 10.2)
(11)	10.3*	Form of Nonqualified Stock Option Agreement of the Registrant (Exhibit 10.3)
(1)	10.4	Software Development and Marketing Agreement by and between Personics Corporation and Raymond Huger, dated January 19, 1989 (Exhibit 10.12)
(9)	10.5	Option Purchase Agreement by and among Datawatch Corporation, Personics Corporation and Raymond J. Huger dated April 29, 2005. (Exhibit 10.1)
(8)	10.6	Distribution Agreement, dated December 10, 1992, by and between Datawatch Corporation and Ingram Micro Inc. (Exhibit 10.2)
(2)	10.7*	1996 Non-Employee Director Stock Option Plan, as amended on December 10, 1996 (Exhibit 10.30)
(2)	10.8*	1996 International Employee Non-Qualified Stock Option Plan (Exhibit 10.31)
(8)	10.9*	1996 Stock Plan as amended as of March 7, 2003 (Exhibit 10.1)
(3)	10.10	Indemnification Agreement between Datawatch Corporation and James Wood, dated January 12, 2001 (Exhibit 10.1)
(3)	10.11	Indemnification Agreement between Datawatch Corporation and Richard de J. Osborne, dated January 12, 2001 (Exhibit 10.2)
(5)	10.12	Form of Indemnification Agreement between Datawatch Corporation and each of its Non-Employee Directors (Exhibit 10.1)
(5)	10.13*	Advisory Agreement, dated April 5, 2001, by and between Datawatch Corporation and Richard de J. Osborne (Exhibit 10.2)
(7)	10.14*	Executive Agreement, dated April 25, 2002, by and between Datawatch Corporation and John Kitchen (Exhibit 10.2)
(10)	10.15	Stock Purchase Agreement among Datawatch Corporation, Mergence Technologies Corporation and the Management Sellers, dated as of August 11, 2005 (Exhibit 2.1).
(10)	10.16	Form of Stock Purchase Agreement among Datawatch Corporation, Mergence Technologies Corporation and the Non-Management Sellers, dated as of August 11, 2005 (Exhibit 2.2)
(12)	10.17*	Form of Lock-up Agreement between Datawatch Corporation and each Executive Officer of Datawatch

Corporation, dated September 26, 2005 (Exhibit 99.1)
(12)	10.18	Sublease Agreement, dated September 28, 2005, between Tellabs Operations, Inc., and Datawatch Corporation (Exhibit 99.2)
(13)	10.19	February 2006 Amendment to Software Development and Marketing Agreement, dated February 21, 2006 by and among the Company, Personics Corporation, Raymond J. Huger and Math Strategies (Exhibit 10.1)
(13)	10.20	Amendment to Option Purchase Agreement, dated February 21, 2006 by and among the Company, Personics Corporation, Raymond J. Huger and Math Strategies (Exhibit 10.2)
(14)	10.21*	2006 Equity Compensation and Incentive Plan
(15)	10.22*	Form of 2006 Non-Qualified Stock Option Agreement for Directors (Exhibit 10.26)
(15)	10.23*	Form of 2006 Non-Qualified Stock Option Agreement for Officers (Exhibit 10.27)
(15)	10.24*	Form of 2006 Incentive Stock Option Agreement for Officers (Exhibit 10.28)
(16)	10.25	Asset Purchase Agreement dated as of March 10, 2006 between Datawatch Corporation and ClearStory Systems, Inc. (Exhibit 10.1)
(17)	10.26*	Executive Agreement, dated March 26, 2007, between Datawatch Corporation and Murray Fish (Exhibit 10.1)
(18)	10.27*	Form of Restricted Stock Unit Agreement for Directors (Exhibit 10.1)
(19)	10.28*	Management Consulting Agreement dated October 22, 2007 by and between Robert W. Hagger and Datawatch Corporation (Exhibit 10.1)
	21.1	Subsidiaries of the Registrant (filed herewith)
	23.1	Consent of Independent Registered Pubic Accounting Firm (filed herewith)
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Indicates a management contract or compensatory plan or contract.

Note: The number given in parenthesis next to each item listed above indicates the corresponding exhibit in each filing listed below.
(1)	Previously filed as an exhibit to Registration Statement 33-46290 on Form S-1 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated February 2, 2001 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference.
(5)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(6)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
(9)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated August 20, 2004 and incorporated herein by reference.
(11)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated November 2, 2004 and incorporated herein by reference.
(12)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated September 26, 2005 and incorporated herein by reference.
(13)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated February 21, 2006 and incorporated herein by reference.

(14)	Previously filed as Appendix A to Registrant’s Definitive Proxy Statement dated January 30, 2006 and incorporated herein by reference.
(15)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and incorporated herein by reference.
(16)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 10, 2006 and incorporated herein by reference.
(17)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 26, 2007 and incorporated herein by reference.
(18)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated August 2, 2007 and incorporated herein by reference.
(19)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated October 23, 2007 and incorporated herein by reference.

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

Datawatch Corporation

Date:	December 21, 2009	By:	/s/ Kenneth P. Bero
Kenneth P. Bero
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kenneth P. Bero	President, Chief Executive Officer and Director	December 21, 2009
Kenneth P. Bero	(Principal Executive Officer)

/s/ Murray P. Fish	Chief Financial Officer, Treasurer, Vice President of	December 21, 2009
Murray P. Fish	Finance and Assistant Secretary
(Principal Financial and Accounting Officer)

/s/ Richard de J. Osborne	Chairman of the Board	December 21, 2009
Richard de J. Osborne

/s/ Thomas H. Kelly	Director	December 21, 2009
Thomas H. Kelly

/s/ Terry W. Potter	Director	December 21, 2009
Terry W. Potter

/s/ David T. Riddiford	Director	December 21, 2009
David T. Riddiford

/s/ William B. Simmons, Jr.	Director	December 21, 2009
William B. Simmons, Jr.

/s/ James Wood	Director	December 21, 2009
James Wood