Form 10-Q
period 2009-12-31
DATAWATCH CORP
filed 2010-02-16
CIK 792130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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

Yes   ☐    No  ☒

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of February 9, 2010 was 5,925,839.

DATAWATCH CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended December 31, 2009

PART I. FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	December 31,	September 30,
	2009	2009
ASSETS

CURRENT ASSETS:
Cash and equivalents	$5,880	$5,649
Accounts receivable, less allowances for doubtful accounts and sales returns of $338,000 at December 31, 2009 and $215,000 at September 30, 2009	2,759	2,968
Inventories	64	65
Prepaid expenses	368	340
Total current assets	9,071	9,022

Property and equipment, net	457	498
Intangible assets, net	2,151	2,397
Restricted cash	89	107
Other long-term assets	19	19
Total assets	$11,787	$12,043

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$540	$761
Accrued expenses	1,631	1,915
Deferred revenue	4,172	3,719
Total current liabilities	6,343	6,395

LONG-TERM LIABILITIES:
Deferred rent	38	55
Deferred revenue - long-term	274	302
Other liabilities	131	125
Total long-term liabilities	443	482

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 20,000,000 shares authorized;
issued, 5,940,085 shares for both periods;
outstanding, 5,925,839 shares for both periods	59	59
Additional paid-in capital	23,685	23,634
Accumulated deficit	(17,569)	(17,370)
Accumulated other comprehensive loss	(1,034)	(1,017)
	5,141	5,306
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	5,001	5,166

Total liabilities and shareholders' equity	$11,787	$12,043

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	December 31,
	2009	2008
REVENUE:
Software licenses and subscriptions	$2,166	$2,840
Maintenance and services	2,068	2,362
Total revenue	4,234	5,202

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	573	530
Cost of maintenance and services	759	873
Sales and marketing	1,547	1,661
Engineering and product development	708	713
General and administrative	836	1,166
Total costs and expenses	4,423	4,943

(LOSS) INCOME FROM OPERATIONS	(189)	259

Interest income and other (expense) income, net	(2)	170

(LOSS) INCOME BEFORE INCOME TAXES	(191)	429
Provision for income taxes	8	44

NET (LOSS) INCOME	$(199)	$385

Net (loss) income per share—Basic	$(0.03)	$0.07

Net (loss) income per share—Diluted	$(0.03)	$0.06

Weighted-Average Shares Outstanding—Basic	5,925,839	5,914,358

Weighted-Average Shares Outstanding—Diluted	5,925,839	5,943,255

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(199)	$385
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	311	222
Provision for doubtful accounts and sales returns	123	61
Stock-based compensation	51	58
Deferred income taxes	—	29
Changes in current assets and liabilities:
Accounts receivable	87	(208)
Inventories	1	11
Prepaid expenses and other assets	(28)	(103)
Accounts payable, accrued expenses and other liabilities	(517)	(457)
Deferred revenue	423	769
Cash provided by operating activities	252	767

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures	(24)	(9)
Capitalized software development costs	—	(199)
Decrease in restricted cash	18	—
Decrease in other assets	—	1
Cash used in investing activities	(6)	(207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	—
Cash provided by financing activities	—	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	(15)	(525)

INCREASE IN CASH AND EQUIVALENTS	231	35
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	5,649	4,885
CASH AND EQUIVALENTS, END OF PERIOD	$5,880	$4,920

SUPPLEMENTAL INFORMATION:
Income taxes paid	$13	$8

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Datawatch Corporation (the “Company”) and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 filed with the Securities and Exchange Commission (the “SEC”). All intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 30, 2009, and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through February 16, 2010, the date of issuance of these financial statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, sales returns reserve, useful lives of property and equipment, valuation of net deferred tax assets, business combinations, valuation of intangible assets and valuation of share-based awards.

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

The Company has two types of software product offerings: (1) Enterprise Software and (2) Desktop and Server Software. Enterprise Software products are sold directly to end-users and through value added resellers. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Sales to distributors and resellers accounted for approximately 47% and 42%, of total sales for the three months ended December 31, 2009 and 2008, respectively. Revenue from the sale of all software products (when separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is customarily defined. The Company’s software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

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

Concentration of Credit Risks and Major Customers

The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary credit terms. Two customers, Ingram Micro, Inc. and Tech Data Product Management, individually accounted for the following percentages of total revenue and accounts receivable for the periods indicated:

	Percentage of total
	revenue for the three		Percentage of total
	months ended		accounts receivable at
	December 31,		December 31,	September 30,
	2009	2008	2009	2009

Ingram Micro, Inc.	16%	23%	17%	24%

Tech Data Product Management	10%	6%	12%	7%

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

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred.  Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life of the product (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 18 to 36 months. The net amount of capitalized software development costs and purchased software was approximately $937,000 and $1,106,000 at December 31, 2009 and September 30, 2009, respectively. The Company did not capitalize any software development costs during the three months ended December 31, 2009. During the three months ended December 31, 2008, the Company capitalized approximately $199,000 of software development costs related to new products in development.

Intangible Assets

Intangible assets consist of internally developed software, acquired technology, patents, customer lists and non-compete agreements acquired through business combinations. The values allocated to the majority of these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in cost of software licenses and subscriptions. The values allocated to customer relationships and non-compete agreements are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in sales and marketing expenses. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

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

The following table represents information about the Company’s cash equivalents measured at fair value on a recurring basis at December 31, 2009 (in thousands):

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Money market funds	$2,233	$2,233	$—	$—

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance that established principles and requirements for determining how a company recognizes and measures in its financial statements the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. The revised guidance on business combinations also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized. This guidance will be applied to any business combinations consummated after October 1, 2009 and has not had any impact on the Company’s condensed consolidated financial statements.

In February 2008, the FASB issued guidance that established principles and disclosure requirements for fair value measurements and disclosures, that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this update to non-financial assets and liabilities became effective for the Company on October 1, 2009 and did not have any impact on the Company’s condensed consolidated financial statements.

Note 2 –Intangible Assets, Net

Intangible assets, net, were comprised of the following as of December 31, 2009 and September 30, 2009:

	Weighted	December 31, 2009			September 30, 2009
	Average	Gross		Net	Gross		Net
Identified Intangible	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Asset	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)

Capitalized software	2	$2,659	$1,817	$842	$2,659	$1,673	$986
Purchased software	5	700	604	96	700	580	120
Patents	20	160	43	117	160	41	119
Customer lists	10	1,790	739	1,051	1,790	697	1,093
Non-compete agreements	4	640	595	45	640	561	79
Trademark	2	21	21	—	21	21	—

Total		$5,970	$3,819	$2,151	$5,970	$3,573	$2,397

For the three months ended December 31, 2009 and 2008, amortization expense related to intangible assets was $246,000 and $140,000, respectively.

The estimated future amortization expense related to intangible assets as of December 31, 2009 is as follows:

Fiscal Years Ended September 30,	(In thousands)

Remainder of fiscal 2010	$707
2011	565
2012	189
2013	174
2014	174
2015	174
Thereafter	168

Total estimated future amortization expense	$2,151

Note 3 – Income Taxes

The Company recognized deferred tax liabilities for the excess of tax-deductible goodwill over goodwill for financial reporting purposes. The tax benefit for the excess tax-deductible goodwill is recognized when realized on the tax return. During fiscal year 2006, Datawatch acquired the business assets of IDARS that resulted in tax-deductible amortization being recognized as a deferred tax expense. As the goodwill was deducted for tax purposes, a deferred tax expense was recognized each period with a corresponding deferred tax liability equal to the excess of tax amortization over the amortization for financial reporting purposes. During the three months ended December 31, 2008, the Company recorded deferred tax expense of approximately $29,000. During fiscal year 2009, the applicable goodwill associated with this purchase was determined to be fully impaired and written off for book purposes but continues to be deductible over a 15 year life for tax reporting purposes. Accordingly, upon impairment, the Company recorded a deferred tax asset, with a corresponding full valuation allowance, for the future tax benefit of the goodwill based on the Company’s effective tax rate for the period.

During the three months ended December 31, 2009 and 2008, the Company recorded $2,000 and $9,000, respectively, related to estimated alternative minimum taxes. Additionally, during each of the three months ended December 31, 2009 and 2008, the Company recorded approximately $6,000 related to uncertain tax positions relative to foreign taxes.

Deferred Tax Assets

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through and until 2028. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. Management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets at December 31, 2009 and September 30, 2009.

Provision for Uncertain Tax Positions

At September 30, 2009, the Company had a $125,000 tax liability related to tax exposures that could result in cash payments, of which approximately $6,000 was recorded during the three months ended December 31, 2008. The Company increased its tax liability by $6,000 during the three months ended December 31, 2009. The Company also recorded additional uncertain tax positions of approximately $2,000 during the three months ended December 31, 2009 which were recorded as a reduction of the Company’s deferred tax asset and its valuation allowance. The Company does not expect its tax liability to change significantly during the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its consolidated statements of operations. To date, the Company has not accrued any amounts for interest and penalties associated with this liability as such amounts have been de minimis.

The Company’s unrecognized tax benefits (before consideration of any valuation allowance) represent differences between tax positions taken by the Company in its various consolidated and separate worldwide tax returns and the benefits recognized and measured. This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The change in the unrecognized tax benefits during the three months ended December 31, 2009 was as follows (in thousands):

Balance at October 1, 2009	$793
Additions for prior year tax positions	8

Balance at December 31, 2009	$801

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such jurisdictions as the United Kingdom, Australia, and the United States, and as a result, files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The fiscal years ended September 30, 2006 through September 30, 2009 are generally still open to examination in the jurisdictions listed above.

Note 4 – Shareholders’ Equity

Stock-based compensation expense for the three months ended December 31, 2009 and 2008 was $51,000 and $58,000, respectively, as included in the following expense categories:

	Three months Ended
	December 31,
	2009	2008
	(In thousands)

Sales and marketing	$12	$13
Engineering and product development	3	4
General and administrative	36	41
	$51	$58

The Company’s stock compensation plans provide for the granting of restricted stock units and either incentive or non-qualified stock options to employees and non-employee directors. Options and restricted stock units are subject to terms and conditions determined by the Compensation and Stock Committee of the Board of Directors. Options generally vest over a three year period beginning three months from the date of grant and expire either seven or ten years from the date of grant. Restricted stock units vest annually over a three year period.

Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate and dividend yield. The weighted-average fair value of options granted under the stock option plans for the three months ended December 31, 2009 was $1.43. No options were granted under the stock option plans for the three months ended December 31, 2008. No options were exercised during either the three months ended December 31, 2009 or 2008. As of December 31, 2009, there was $155,000 of total unrecognized compensation cost related to nonvested stock option arrangements, which is expected to be recognized over a weighted-average period of 1.69 years.

Many of the assumptions used in the determination of compensation expense are judgmental and highly volatile. The table below indicates the key assumptions used in the option valuation calculations for options granted in the three months ended December 31, 2009:

2009
Expected life	5 years
Expected volatility	75.33%
Weighted-average volatility	75.33%
Risk free interest rate	1.28%
Dividend yield	0.0%

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

The following table summarizes information about the Company’s stock option plans for the three months ended December 31, 2009.

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value $(000)

Outstanding, October 1, 2009	548,800	$3.05

Granted	30,500	2.35
Canceled	11,506	2.09
Exercised	—	—
Outstanding, December 31, 2009	567,794	$3.03	4.21	$ 315

Vested or expected to vest December 31, 2009	558,996	$3.03	4.02	$ 312

Exercisable, December 31, 2009	479,812	$2.98	3.92	$ 285

Restricted Stock Units

The Company periodically grants awards of restricted stock units (“RSU”) to each of its non-employee Directors and some of its management team on a discretionary basis pursuant to its 2006 Equity Compensation and Incentive Plan. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at December 31, 2009 was 51,494. Each RSU vests at the rate of 33.33% on each of the first through third anniversaries of the grant date with final vesting of the most recent grants scheduled to occur in November 2012. The fair value related to the RSUs was calculated based on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to general and administrative expense. The fair value of the RSUs granted in the three months ended December 31, 2009 was approximately $28,000 (or $2.35 fair value per share). There were no grants of RSUs in the three months ended December 31, 2008. The Company recorded compensation expense related to RSUs of approximately $12,000 and $10,000 for the three months ended December 31, 2009 and 2008, respectively, which is included in the total stock-based compensation expense disclosed above. As of December 31, 2009, there was $76,000 of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.03 years.

The following table presents RSU information for the three months ended December 31, 2009:

Number of
RSUs
Outstanding

Outstanding, October 1, 2009	39,494
Granted	12,000
Canceled	—
Vested	—
Outstanding, December 31, 2009	51,494

Note 5 - Comprehensive Income (Loss)

The following table sets forth the reconciliation of net income to comprehensive income:

	Three Months Ended
	December 31,
	2009	2008
	(In thousands)

Net (loss) income	$(199)	$385
Other comprehensive loss:
Foreign currency translation adjustments	(17)	(326)

Comprehensive (loss) income	$(216)	$59

Accumulated other comprehensive loss reported in the condensed consolidated balance sheets consists solely of foreign currency translation adjustments.

Note 6 - Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the impact, when dilutive, of the exercise of stock options and RSUs using the treasury stock method. Diluted net loss per share for the three months ended December 31, 2009 is the same as basic net loss per share as the potentially dilutive securities are all anti-dilutive.

Potentially dilutive common stock options aggregating 306,416 and 508,630 shares for the three months ended December 31, 2009 and 2008, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive. Potentially dilutive restricted stock units aggregating 14,994 and 27,496 shares for the three months ended December 31, 2009 and 2008, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive.

Note 7 - Commitments and Contingencies

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch Researcher product until September 30, 2010. No amounts were expensed under this agreement for the three months ended December 31, 2009 or 2008.

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $345,000 and $392,000, respectively, for the three months ended December 31, 2009 and 2008. The Company is not obligated to pay any minimum amounts for royalties.

From time to time, the Company is subject to claims and may be party to actions that arise in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Note 8 - Segment Information

The Company has determined that it has only one reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and operating results.

The following table presents information about the Company’s revenue by product lines:

	Three Months Ended
	December 31,
	2009	2008

Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Datawatch Dashboards, Datawatch Researcher, Visual Insight, iMergence and VorteXML)	69%	70%
Content Management Solutions (including Datawatch BDS)	19%	18%
Service Management Solutions (including Visual QSM and Visual HD)	12%	12%

Total	100%	100%

The Company conducts operations in the U.S. and internationally (principally in the United Kingdom). The following table presents information about the Company’s geographic operations:

		International
		(Principally	Intercompany
	Domestic	(U.K.)	Eliminations	Total
	(In thousands)

Total Revenue
Three months ended December 31, 2009	$3,390	$1,062	$(218)	$4,234
Three months ended December 31, 2008	$4,228	$1,215	$(241)	$5,202

Total Operating Income (Loss)
Three months ended December 31, 2009	$(74)	$(115)	$—	$(189)
Three months ended December 31, 2008	$235	$24	$—	$259

Non-current assets
At December 31, 2009	$2,674	$42	$—	$2,716
At September 30, 2009	$2,981	$40	$—	$3,021

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain “forward looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward looking statements, which speak only as of the date they are made.  The Company disclaims any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in the Company’s expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward looking statements. The Company’s actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as well as the accuracy of the Company’s internal estimates of revenue and operating expense levels.

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

•
Monarch, a desktop report mining and business intelligence application that lets users extract and manipulate data from ASCII report files, PDF files or HTML files produced on any mainframe, midrange, client/server or PC system;

•
Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats via email;

•	Monarch RMS, a web-based report mining and analysis solution that integrates with any existing Enterprise Report Management document or content management archiving solution;
•	Monarch BI Server, an out-of-the-box web-based Business Intelligence solution developed specifically for small to mid-sized businesses and departments;
•	Datawatch ES, an enterprise business intelligence system that provides web-enabled report management, mining and distribution as well as data analysis and MS Excel integration;
•	Datawatch Dashboards, an interactive dashboard solution that provides a visual overview of operational performance as well as the ability to monitor specific business processes and events;
•	Datawatch Researcher, a development platform for building performance management, content and data aggregation and workflow solutions;
•	Visual Insight, a performance management solution that provides web-based knowledge management and Key Performance Indicator reporting;
•	iMergence, an enterprise report mining system;
•
VorteXML, a data transformation product for the emerging XML market that easily and quickly converts structured text output from any system into valid XML for web services and more using any DTD or XDR schema without programming;

•	Datawatch BDS, a system for high-volume document capture, archiving, and online presentation;
•	Datawatch MailManager, a highly scalable email management solution that provides complete lifecycle, compliance and storage management for Microsoft Exchange environments;
•
Visual QSM, a fully internet-enabled IT service management solution that incorporates workflow and network management capabilities and provides web access to multiple databases via a standard browser; and

•	Visual Help Desk or Visual HD, a web-based help desk and call center solution operating on the IBM Lotus Domino platform.

The Company offers its enterprise products through perpetual licenses and subscription pricing models. Subscriptions automatically renew unless terminated with 90 days notice following the first year of the subscription term. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The subscription renewal rate is the same as the initial subscription rate. During the three months ended December 31, 2009 and 2008, subscription revenues were approximately $96,000 and $137,000, respectively.

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

•	Revenue Recognition, Allowance for Bad Debts and Returns Reserve
•	Income Taxes
•	Capitalized Software Development Costs
•	Valuation of Intangible Assets and Other Long-Lived Assets
•	Accounting for Stock-Based Compensation

During the three months ended December 31, 2009, there were no significant changes in the Company’s critical accounting policies. See Note 1 to the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in its Annual Report on Form 10-K for the year ended September 30, 2009 for additional information about these critical accounting policies, as well as a description of the Company’s other significant accounting policies.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The operating results for any period should not be considered indicative of the results expected for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

	Three Months Ended December 31,
	2009	2008
REVENUE:
Software licenses and subscriptions	51.2%	54.6%
Maintenance and services	48.8%	45.4%
Total Revenue	100.0%	100.0%

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	13.6%	10.2%
Cost of maintenance and services	17.9%	16.8%
Sales and marketing	36.6%	31.9%
Engineering and product development	16.7%	13.7%
General and administrative	19.7%	22.4%
Total costs and expenses	104.5%	95.0%
(LOSS) INCOME FROM OPERATIONS	-4.5%	5.0%
Interest income and other income (expense), net	0.0%	3.2%
(LOSS) INCOME BEFORE INCOME TAXES	-4.5%	8.2%
Provision for income taxes	0.2%	0.8%

NET (LOSS) INCOME	-4.7%	7.4%

Three Months Ended December 31, 2009 Compared to
Three Months Ended December 31, 2008

Total Revenues

The following table presents total revenue, total revenue decrease and percentage change in total revenue for the three months ended December 31, 2009 and 2008:

	December 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
		(In thousands)

Software licenses and subscriptions	$2,166	$2,840	$(674)	-23.7%
Maintenance and services	2,068	2,362	(294)	-12.4%

Total revenue	$4,234	$5,202	$(968)	-18.6%

The net decrease in software license and subscriptions revenue of $674,000 for the three months ended December 31, 2009 consists of a $659,000 decrease in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Datawatch Dashboards, Datawatch Researcher, Visual Insight, iMergence, and VorteXML products), a $16,000 decrease in Service Management Solutions (including Visual QSM and Visual HD products) and a $1,000 increase in Content Management Solutions (including Datawatch BDS). The Company attributes the overall decrease in software licenses and subscription revenue to softened demand for computer software due to the worldwide recession and customers’ redistributing licenses of laid off employees internally in lieu of purchasing additional licenses. The decrease in Business Intelligence Solutions is primarily due to decreased Monarch license sales as a result of the global recession as compared to the three months ended December 31, 2008.

The overall decrease in maintenance and services revenue of $294,000 consists of a $147,000 decrease in Content Management Solutions (including Datawatch BDS), a $96,000 decrease in Service Management Solutions (including Visual QSM and Visual HD products) and a $51,000 decrease in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Datawatch Dashboards, Datawatch Researcher, Visual Insight, iMergence and VorteXML products). The Company attributes the overall decrease in maintenance and services revenue to softened demand for computer software due to the worldwide recession and lower renewal rates of annual maintenance contracts from existing customers. The decrease in Content Management Solutions revenue was also the result of less demand for professional services work related to this product line during the three months ended December 31, 2009.

Costs and Operating Expenses

The following table presents costs and operating expenses, increase (decrease) in costs and operating expenses and percentage changes in costs and operating expenses for the three months ended December 31, 2009 and 2008:

	Three Months Ended
	December 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
		(In thousands)

Cost of software licenses and subscriptions	$573	$530	$43	8.1%
Cost of maintenance and services	759	873	(114)	-13.1%
Sales and marketing	1,547	1,661	(114)	-6.9%
Engineering and product development	708	713	(5)	-0.7%
General and administrative	836	1,166	(330)	-28.3%

Total costs and operating expenses	$4,423	$4,943	$(520)	-10.5%

The increase in cost of software licenses and subscriptions of $43,000, or approximately 8%, is primarily due to higher software amortization costs associated with new products released during fiscal 2009 which was partially offset by lower royalty costs associated with lower sales of Monarch.

The decrease in cost of maintenance and services of $114,000, or approximately 13%, is primarily due to lower wages and other employee-related costs due to decreased headcount.

The decrease in sales and marketing expenses of $114,000, or approximately 7%, is attributable to lower external consulting costs, a reduction in travel-related costs and lower wages attributable to lower headcount as compared to the same period last year.

The decrease in engineering and product development expenses of $5,000, or approximately 1%, is primarily attributable to lower headcount and other employee-related costs.

The decrease in general and administrative expenses of $330,000, or 28%, is primarily attributable to lower employee-related costs, lower accounting and auditing fees, lower Sarbanes-Oxley compliance costs, and decreased use of outside consultants.

Interest income and other income (expense) includes primarily the following two components: interest income; and gains (losses) on foreign currency transactions. Interest income for the three months ended December 31, 2009 was less than $1,000 as compared to $21,000 for the three months ended December 31, 2008. The decrease in interest income is primarily the result of lower interest rates on interest bearing cash and equivalents. Gain (loss) on foreign currency transactions for the three months ended December 31, 2009 was a loss of approximately $2,000 as compared to a gain of $149,000 for the three months ended December 31, 2008. The significant foreign currency gain recorded in the three months ended December 31, 2008 was primarily due to the favorable foreign exchange rates in British pound denominated transactions during that period.

Income tax expense for the three months ended December 31, 2009 was $8,000 as compared to $44,000 for the three months ended December 31, 2008. Income tax expense for the three months ended December 31, 2009 primarily represents a provision for uncertain tax positions relative to foreign taxes. Income tax expense for the three months ended December 31, 2008 primarily represents deferred tax expense related to the tax-deductible goodwill generated by the Company’s acquisition of the business assets of IDARS, which was subsequently determined to be fully impaired based upon an interim impairment assessment performed at March 31, 2009. The goodwill resulting from this transaction was deductible for tax purposes and, prior to the 2009 impairment, a deferred tax expense was recognized for financial reporting purposes equal to the tax rate on the excess of tax amortization over the amortization for financial reporting purposes. Income tax expense for both periods also includes minor amounts for estimated alternative minimum taxes in the U.S.

Net loss for the three months ended December 31, 2009 was $199,000 as compared to net income of $385,000 for the three months ended December 31, 2008.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire through 2011. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $73,000 and $83,000 for the three months ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, the Company’s contractual obligations include minimum rental commitments under non-cancelable operating leases and long-term liabilities related to uncertain tax positions as follows:

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating Lease
Obligations	$478	$315	$162	$1	$—

Other Liabilities	$131	$—	$—	$—	$131

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $345,000 and $392,000, respectively, for the three months ended December 31, 2009 and 2008. The Company is not obligated to pay any minimum amounts for royalties.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch Researcher and Visual Insight products until September 30, 2010. No amounts were expensed for the three months ended December 31, 2009 or 2008 under this agreement.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of December 31, 2009.

The Company is required by a sublease agreement related to its Chelmsford, Massachusetts facility to provide a letter of credit originally in the amount of approximately $125,000 as a security deposit to the landlord of amounts due under the lease. In accordance with the terms of its sublease agreement, the Company is allowed to reduce its letter of credit by approximately $18,000 annually following the completion of the first three years of its lease arrangement, which occurred during the first quarter of fiscal year 2009. Cash on deposit providing security in the amount of this letter of credit was $89,000 and $107,000 as of December 31, 2009 and September 30, 2009, respectively, and is classified as restricted cash in the Company’s condensed consolidated balance sheets.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of December 31, 2009.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of December 31, 2009.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these potential obligations as of December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At December 31, 2009, the Company had $5,880,000 of cash and equivalents, an increase of $231,000 from September 30, 2009.

At December 31, 2009, the Company had working capital of approximately $2,728,000 as compared to $2,627,000 at September 30, 2009. The Company expects cash flows from operations to remain positive as it anticipates profitability in the future. However, if the Company’s cash flow from operations were to decline significantly, it may need to consider further reductions to its operating expenses. The Company does not anticipate additional cash requirements to fund significant growth or the acquisition of complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that the Company will be able to issue additional equity or obtain a new credit facility at attractive prices or rates, or at all.

The Company had a net loss of approximately $199,000 for the three months ended December 31, 2009 as compared to net income of approximately $385,000 for the three months ended December 31, 2008. During the three months ended December 31, 2009 and 2008, approximately $252,000 and $767,000, respectively, of cash was provided by the Company’s operations.  During the three months ended December 31, 2009, the main source of cash from operations were the adjustments to net loss for depreciation and amortization as well as an increase in deferred revenue.

Net cash used in investing activities for the three months ended December 31, 2009 of $6,000 is primarily related to the purchase of property and equipment which was partially offset by a reduction in the Company’s letter of credit pursuant to its sublease agreement for its Chelmsford, Massachusetts facility.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At December 31, 2009, the Company did not participate in or hold any derivative financial instruments or commodity instruments. The Company holds no investment securities that possess significant market risk.

Primary Market Risk Exposures

The Company’s primary market risk exposure is foreign currency exchange rate risk. The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to the Company’s international subsidiaries, if any, are usually considered to be of a long-term investment nature. Accordingly, the majority of currency movements are reflected in the Company’s other comprehensive income (loss). There are, however, certain situations where the Company will invoice customers in currencies other than its own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in interest income and other income (expense), net in the condensed consolidated statements of operations. Although the worldwide recession and significant fluctuations in the currency markets caused the Company’s gain on foreign currency transactions to be more significant in fiscal 2009, such gains or losses have generally not been material in the past nor does management believe that they will be material in the future. Currently, the Company does not engage in foreign currency hedging activities.

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The principal executive officer and principal financial officer, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a−15(e) and 15d−15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

 (b) Changes in Internal Controls.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is occasionally involved in legal proceedings and other claims arising out of its operations in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, Item 1A under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, which could materially affect its business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 16, 2010.

DATAWATCH CORPORATION

/s/ Kenneth P. Bero
Kenneth P. Bero
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Murray P. Fish
Murray P. Fish
Chief Financial Officer
(Principal Financial Officer)