Form 10-Q
period 2010-03-31
DATAWATCH CORP
filed 2010-05-14
CIK 792130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Yes   ☐    No  ☒

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of May 10, 2010 was 5,943,159.

DATAWATCH CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2010

TABLE OF CONTENTS

		Page #

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

a)	Condensed Consolidated Balance Sheets: March 31, 2010 and September 30, 2009	3

b)	Condensed Consolidated Statements of Operations: Three and Six Months Ended March 31, 2010 and 2009	4

c)	Condensed Consolidated Statements of Cash Flows: Six Months Ended March 31, 2010 and 2009	5

d)	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 6.	Exhibits	26

SIGNATURES		27

CERTIFICATIONS		28

PART I. FINANCIAL INFORMATION
Item 1:  FINANCIAL STATEMENTS

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31,	September 30,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and equivalents	$6,337	$5,649
Accounts receivable, less allowances for doubtful accounts and sales returns of $388,000 at March 31, 2010 and $215,000 at September 30, 2009	2,409	2,968
Inventories	61	65
Prepaid expenses	459	340
Total current assets	9,266	9,022

Property and equipment, net	413	498
Intangible assets, net	1,875	2,397
Restricted cash	89	107
Other long-term assets	20	19
Total assets	$11,663	$12,043

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$757	$761
Accrued expenses	1,784	1,915
Deferred revenue	3,822	3,719
Total current liabilities	6,363	6,395

LONG-TERM LIABILITIES:
Deferred rent	19	55
Deferred revenue - long-term	221	302
Other liabilities	137	125
Total long-term liabilities	377	482

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 20,000,000 shares authorized; issued, 5,957,405 shares and 5,940,085 shares, respectively; outstanding, 5,943,159 shares and 5,925,839 shares, respectively	60	59
Additional paid-in capital	23,736	23,634
Accumulated deficit	(17,667)	(17,370)
Accumulated other comprehensive loss	(1,066)	(1,017)
	5,063	5,306
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	4,923	5,166

Total liabilities and shareholders' equity	$11,663	$12,043

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
REVENUE:
Software licenses and subscriptions	$2,593	$2,973	$4,759	$5,813
Maintenance and services	1,978	2,119	4,047	4,481
Total revenue	4,571	5,092	8,806	10,294

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	648	531	1,222	1,061
Cost of maintenance and services	747	834	1,506	1,707
Sales and marketing	1,588	1,854	3,135	3,515
Engineering and product development	710	585	1,419	1,298
General and administrative	970	1,018	1,806	2,184
Impairment of goodwill and other intangible assets	-	6,401	-	6,401
Total costs and expenses	4,663	11,223	9,088	16,166

LOSS FROM OPERATIONS	(92)	(6,131)	(282)	(5,872)

Interest income and other income (expense), net	1	(7)	(1)	163

LOSS BEFORE INCOME TAXES	(91)	(6,138)	(283)	(5,709)
Provision (benefit) for income taxes	6	(284)	14	(240)

NET LOSS	$(97)	$(5,854)	$(297)	$(5,469)

Net loss per share—Basic	$(0.02)	$(0.99)	$(0.05)	$(0.92)

Net loss per share—Diluted	$(0.02)	$(0.99)	$(0.05)	$(0.92)

Weighted-Average Shares Outstanding—Basic	5,930	5,916	5,928	5,915

Weighted-Average Shares Outstanding—Diluted	5,930	5,916	5,928	5,915

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 (In thousands)

	Six Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(297)	$(5,469)
Adjustments to reconcile net loss to cash provided by operating activities:
Impairment of goodwill and other intangible assets	-	6,401
Depreciation and amortization	653	448
Provision for doubtful accounts and sales returns	176	(7)
Stock-based compensation	102	114
Deferred income taxes	-	(262)
Changes in current assets and liabilities:
Accounts receivable	345	418
Inventories	4	13
Prepaid expenses and other assets	(124)	(115)
Accounts payable, accrued expenses and other liabilities	(127)	(314)
Deferred revenue	86	172
Cash provided by operating activities	818	1,399

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures	(47)	(85)
Capitalized software development costs	-	(543)
Decrease in restricted cash	18	18
(Increase) decrease in other assets	(2)	1
Cash used in investing activities	(31)	(609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	-
Cash provided by financing activities	-	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	(99)	(547)

INCREASE IN CASH AND EQUIVALENTS	688	243
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	5,649	4,885
CASH AND EQUIVALENTS, END OF PERIOD	$6,337	$5,128

SUPPLEMENTAL INFORMATION:
Income taxes paid	$27	$8

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

The Company has two types of software product offerings: (1) Enterprise Software and (2) Desktop and Server Software. Enterprise Software products are sold directly to end-users and through value added resellers. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers.  Sales to distributors and resellers accounted for approximately 42% and 36%, respectively, of total sales for the three months ended March 31, 2010 and 2009, and 44% and 39%, respectively, of total sales for the six months ended March 31, 2010 and 2009. Revenue from the sale of all software products (when separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is customarily defined. The Company’s software products can be installed and used by customers on their own with little or no customization required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

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

Concentration of Credit Risks and Major Customers

The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary credit terms. Three customers, Ingram Micro, Inc., Tech Data Corporation and Lifeboat Distribution, individually accounted for the following percentages of total revenue and accounts receivable for the periods indicated:

	Percentage of total		Percentage of total
	revenue for the three		revenue for the six		Percentage of total
	months ended		months ended		accounts receivable at
	March 31,		March 31,		March 31,	September 30,
	2010	2009	2010	2009	2010	2009

Ingram Micro, Inc.	11%	16%	13%	19%	14%	24%

Tech Data Corporation	7%	7%	9%	6%	12%	7%

Lifeboat Distribution	13%	3%	10%	4%	19%	4%

The Company sells to Ingram Micro, Inc., Tech Data Corporation and Lifeboat Distribution under separate distribution agreements which automatically renew for successive one-year terms unless terminated. Other than these three customers, no other customer constitutes a significant portion (more than 10%) of revenues or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns based on management’s review of receivables, inventory and historical trends.

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred.  Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life of the product (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 18 to 36 months. The net amount of capitalized software development costs and purchased software was approximately $738,000 and $1,106,000 at March 31, 2010 and September 30, 2009, respectively. The Company did not capitalize any software development costs during the six months ended March 31, 2010. During the six months ended March 31, 2009, the Company capitalized approximately $543,000 of software development costs related to new products in development.

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

The following table represents information about the Company’s cash equivalents measured at fair value on a recurring basis at March 31, 2010 (in thousands):

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Money market funds	$2,233	$2,233	$-	$-

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 855, “Subsequent Events” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events”). This standard established principles and requirements for the accounting for and disclosure of subsequent events, including (a) the period after the balance sheet date to evaluate, (b) circumstances that would be considered a subsequent event and (c) disclosure requirements. ASC 855 was effective for fiscal years and interim periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” (formerly SFAS No. 168, “FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles).” This standard established the FASB Accounting Standards Codification™ as the single official source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Standard, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non authoritative. This Statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009 and the Company adopted this standard in the first quarter of its fiscal year 2010. The adoption of ASC 105 did not have a material effect on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The ASU introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this standard to have a material effect on its condensed consolidated financial statements or disclosures.

Note 2 – Intangible Assets, Net

Intangible assets, net, were comprised of the following as of March 31, 2010 and September 30, 2009:

	Weighted	March 31, 2010			September 30, 2009
	Average	Gross		Net	Gross		Net
Identified Intangible	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Asset	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)

Capitalized software	2	$2,659	$1,991	$668	$2,659	$1,673	$986
Purchased software	5	700	629	71	700	580	120
Patents	20	160	45	115	160	41	119
Customer lists	10	1,790	780	1,010	1,790	697	1,093
Non-compete agreements	4	640	629	11	640	561	79
Trademark	2	21	21	-	21	21	-

Total		$5,970	$4,095	$1,875	$5,970	$3,573	$2,397

For the three months ended March 31, 2010 and 2009, amortization expense related to intangible assets was $277,000 and $148,000, respectively. For the six months ended March 31, 2010 and 2009, amortization expense related to intangible assets was $522,000 and $284,000, respectively.

The estimated future amortization expense related to intangible assets as of March 31, 2010 is as follows:

Fiscal Years Ended September 30,	(In thousands)

Remainder of fiscal 2010	$441
2011	556
2012	188
2013	174
2014	174
2015	174
Thereafter	168

Total estimated future amortization expense	$1,875

Note 3 – Income Taxes

The Company recognized deferred tax liabilities for the excess of tax-deductible goodwill over goodwill for financial reporting purposes. The tax benefit for the excess tax-deductible goodwill is recognized when realized on the tax return. During fiscal year 2006, Datawatch acquired the business assets of IDARS that resulted in tax-deductible amortization being recognized as a deferred tax expense. As the goodwill was deducted for tax purposes, a deferred tax expense was recognized each period with a corresponding deferred tax liability equal to the excess of tax amortization over the amortization for financial reporting purposes. During the three and six months ended March 31, 2009, the Company recorded deferred tax expense of approximately $29,000 and $58,000, respectively. During the second quarter of fiscal year 2009, the applicable goodwill associated with this purchase was determined to be fully impaired and written off for book purposes but continues to be deductible over a 15 year life for tax reporting purposes. Accordingly, upon impairment, the Company recorded a deferred tax asset, with a corresponding full valuation allowance, for the future tax benefit of the goodwill based on the Company’s effective tax rate for the period. In connection with the goodwill impairment write-off, the Company reversed its cumulative deferred tax liability of approximately $319,000 which was recorded as a reduction to the Company’s income tax provision in the three and six months ended March 31, 2009.

Additionally, during the three and six months ended March 31, 2010, the Company recorded $6,000 and $14,000, respectively, related to estimated alternative minimum taxes and uncertain tax positions relative to foreign taxes. During the three and six months ended March 31, 2009, the Company recorded $6,000 and $21,000, respectively, related to estimated alternative minimum taxes and uncertain tax positions relative to foreign taxes.

Deferred Tax Assets

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through and until 2028. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. Management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets at March 31, 2010 and September 30, 2009.

Provision for Uncertain Tax Positions

At September 30, 2009, the Company had a $125,000 tax liability related to tax exposures that could result in cash payments, of which approximately $6,000 and $12,000, respectively, were recorded during the three and six months ended March 31, 2009. The Company increased its tax liability by $6,000 during each of the three months ended December 31, 2009 and March 31, 2010. The Company also recorded additional uncertain tax positions of approximately $2,000 and $4,000, respectively, during the three and six months ended March 31, 2010 which were recorded as a reduction of the Company’s deferred tax asset and its valuation allowance. The Company does not expect its tax liability to change significantly during the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its consolidated statements of operations. To date, the Company has not accrued any amounts for interest and penalties associated with this liability as such amounts have been de minimis.

The Company’s unrecognized tax benefits (before consideration of any valuation allowance) represent differences between tax positions taken by the Company in its various consolidated and separate worldwide tax returns and the benefits recognized and measured. This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The change in the unrecognized tax benefits during the six months ended March 31, 2010 was as follows:

Balance at October 1, 2009	$793
Additions for prior year tax positions	17
Balance at March 31, 2010	$810

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

Note 4 – Shareholders’ Equity

Stock-based compensation expense for the three months ended March 31, 2010 and 2009 was $50,000 and $56,000, respectively, and $102,000 and $114,000 for the six months ended March 31, 2010 and 2009, respectively, as included in the following expense categories:

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
	(In thousands)

Sales and marketing	$11	$12	$23	$26
Engineering and product development	3	4	7	7
General and administrative	36	40	72	81
	$50	$56	$102	$114

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

Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate and dividend yield. No options were granted under the stock option plans for the three months ended March 31, 2010. The weighted-average fair value of options granted under the stock option plans for the three months ended March 31, 2009 was $0.97. The weighted-average fair values of options granted under the stock option plans for the six months ended March 31, 2010 and 2009 was $1.43 and $0.97, respectively. No options were exercised during the three or six months ended March 31, 2010 or 2009. As of March 31, 2010, there was $118,000 of total unrecognized compensation cost related to non-vested stock option arrangements, which is expected to be recognized over a weighted-average period of 1.60 years.

Many of the assumptions used in the determination of compensation expense are judgmental and highly volatile. The table below indicates the key assumptions used in the option valuation calculations for options granted in the six months ended March 31, 2010 and 2009:

	2010	2009
Expected life	5 years	5 years
Expected volatility	75.33%	73.42%
Weighted-average volatility	75.33%	73.42%
Risk free interest rate	1.28%	1.88%
Dividend yield	0.0%	0.0%

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

The following table summarizes information about the Company’s stock option plans for the six months ended March 31, 2010.

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value $(000)

Outstanding, October 1, 2009	548,800	$3.05

Granted	30,500	2.35
Canceled	(25,288)	5.09
Exercised	—	—
Outstanding, March 31, 2010	554,012	$2.92	4.07	$ 260

Vested or expected to vest, March 31, 2010	546,756	$2.92	3.87	$ 259

Exercisable, March 31, 2010	481,455	$2.88	3.82	$ 242

Restricted Stock Units

The Company periodically grants awards of restricted stock units (“RSU”) to each of its non-employee directors and some of its management team on a discretionary basis pursuant to its 2006 Equity Compensation and Incentive Plan. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at March 31, 2010 was 44,173. Each RSU vests at the rate of 33.33% on each of the first through third anniversaries of the grant date with final vesting of the most recent grants scheduled to occur in March 2013. The fair value related to the RSUs was calculated based on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to general and administrative expense. The fair value of the RSUs granted in the six months ended March 31, 2010 and 2009, respectively, was approximately $59,000 (or $2.39 weighted-average fair value per share) and $31,000 (or $1.27 fair value per share). The Company recorded compensation expense related to RSUs of approximately $13,000 and $10,000 for the three months ended March 31, 2010 and 2009, respectively, and $26,000 and $20,000 for the six months ended March 31, 2010 and 2009, respectively. These amounts are included in the total stock-based compensation expense disclosed above. As of March 31, 2010, there was $93,000 of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.24 years.

The following table presents RSU information for the six months ended March 31, 2010:

Number of
RSUs
Outstanding

Outstanding, October 1, 2009	39,494
Granted	24,500
Canceled	(2,501)
Vested	(17,320)
Outstanding, March 31, 2010	44,173

Note 5 - Comprehensive Income (Loss)

The following table sets forth the reconciliation of net loss to comprehensive loss:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(In thousands)

Net loss	$(97)	$(5,854)	$(297)	$(5,469)
Other comprehensive loss:
Foreign currency translation adjustments	(32)	(27)	(49)	(352)

Comprehensive loss	$(129)	$(5,881)	$(346)	$(5,821)

Accumulated other comprehensive loss reported in the condensed consolidated balance sheets consists solely of foreign currency translation adjustments.

Note 6 - Basic and Diluted Net Income Per Share

Basic net income (loss) per common share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the impact, when dilutive, of the exercise of stock options and RSUs using the treasury stock method. Diluted net loss per share for the three and six months ended March 31, 2010 is the same as basic net loss per share as the potentially dilutive securities are all anti-dilutive.

Potentially dilutive common stock options aggregating 304,990 and 514,874 shares for the three months ended March 31, 2010 and 2009, respectively, and 305,711 and 512,048 shares for the six months ended March 31, 2010 and 2009, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive. Potentially dilutive restricted stock units aggregating 6,672 and 21,670 shares for the three months ended March 31, 2010 and 2009, respectively, and 5,830 and 18,787 shares for the six months ended March 31, 2010 and 2009, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive.

Note 7 - Commitments and Contingencies

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch Researcher product until September 30, 2010. No amounts were expensed under this agreement for the three and six months ended March 31, 2010. The Company expensed approximately $5,000 for the three and six months ended March 31, 2009 which is included in cost of software licenses and subscriptions.

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $382,000 and $404,000, respectively, for the three months ended March 31, 2010 and 2009 and $727,000 and $795,000, respectively, for the six months ended March 31, 2010 and 2009. The Company is not obligated to pay any minimum amounts for royalties.

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

The following table presents information about the Company’s revenue by product lines:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Datawatch Dashboards, Datawatch Researcher, Visual Insight, iMergence and VorteXML)	70%	73%	70%	72%
Content Management Solutions (including Datawatch BDS)	18%	15%	18%	16%
Service Management Solutions (including Visual QSM and Visual HD)	12%	12%	12%	12%

Total	100%	100%	100%	100%

The Company conducts operations in the U.S. and internationally (principally in the United Kingdom). The following table presents information about the Company’s geographic operations:

		International
		(Principally	Intercompany
	Domestic	U.K.)	Eliminations	Total
	(In thousands)

Total Revenue
Three months ended March 31, 2010	$3,682	$1,105	$(216)	$4,571
Three months ended March 31, 2009	$4,126	$1,199	$(233)	$5,092

Six months ended March 31, 2010	$7,072	$2,168	$(434)	$8,806
Six months ended March 31, 2009	$8,354	$2,414	$(474)	$10,294

Total Operating Loss
Three months ended March 31, 2010	$(55)	$(37)	$—	$(92)
Three months ended March 31, 2009	$(6,205)	$74	$—	$(6,131)

Six months ended March 31, 2010	$(130)	$(152)	$—	$(282)
Six months ended March 31, 2009	$(5,971)	$99	$—	$(5,872)

Non-current Assets
At March 31, 2010	$2,351	$46	$—	$2,397
At September 30, 2009	$2,981	$40	$—	$3,021

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

The Company offers its enterprise products through perpetual licenses and subscription pricing models. Subscriptions automatically renew unless terminated with 90 days notice following the first year of the subscription term. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The subscription renewal rate is the same as the initial subscription rate. During the three months ended March 31, 2010 and 2009, revenues under the subscription model were $73,000 and $120,000, respectively. During the six months ended March 31, 2010 and 2009, revenues under the subscription model were $168,000 and $256,000, respectively.

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

During the six months ended March 31, 2010, there were no significant changes in the Company’s critical accounting policies. See Note 1 to the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in its Annual Report on Form 10-K for the year ended September 30, 2009 for additional information about these critical accounting policies, as well as a description of the Company’s other significant accounting policies.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
REVENUE:
Software licenses and subscriptions	56.7%	58.4%	54.0%	56.5%
Maintenance and services	43.3%	41.6%	46.0%	43.5%
Total Revenue	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	14.2%	10.4%	13.9%	10.3%
Cost of maintenance and services	16.3%	16.4%	17.1%	16.6%
Sales and marketing	34.8%	36.4%	35.6%	34.1%
Engineering and product development	15.5%	11.5%	16.1%	12.6%
General and administrative	21.2%	20.0%	20.5%	21.2%
Impairment of goodwill and other intangible assets	0.0%	125.7%	0.0%	62.2%
Total costs and expenses	102.0%	220.4%	103.2%	157.0%
LOSS FROM OPERATIONS	-2.0%	-120.4%	-3.2%	-57.0%
Interest income and other income (expense), net	0.0%	-0.1%	0.0%	1.6%
LOSS BEFORE INCOME TAXES	-2.0%	-120.5%	-3.2%	-55.4%
Provision (benefit) for income taxes	0.1%	-5.6%	0.2%	-2.3%
NET LOSS	-2.1%	-114.9%	-3.4%	-53.1%

Three Months Ended March 31, 2010 Compared to
Three Months Ended March 31, 2009

Total Revenues

The following table presents total revenue, total revenue decrease and percentage change in total revenue for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands)

Software licenses and subscriptions	$2,593	$2,973	$(380)	-12.8%
Maintenance and services	1,978	2,119	(141)	-6.7%

Total revenue	$4,571	$5,092	$(521)	-10.2%

The decrease in software license and subscriptions revenue of $380,000 for the three months ended March 31, 2010 consists of a $444,000 decrease in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Datawatch Dashboards, Datawatch Researcher, Visual Insight, iMergence and VorteXML products), a $25,000 decrease in Service Management Solutions (including Visual QSM and Visual HD products) and an $89,000 increase in Content Management Solutions (including Datawatch BDS). The Company attributes the overall decrease in software licenses and subscription revenue to softened demand for computer software due to the worldwide recession and customers’ redistributing licenses of laid-off employees internally in lieu of purchasing additional licenses. The decrease in Business Intelligence Solutions is primarily due to decreased Monarch license sales as a result of the global recession as compared to the three months ended March 31, 2009.

The overall decrease in maintenance and services revenue of $141,000 consists of a $74,000 decrease in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Datawatch Dashboards, Datawatch Researcher, Visual Insight, iMergence and VorteXML

products), a $57,000 decrease in Service Management Solutions (including Visual QSM and Visual HD products) and a $10,000 decrease in Content Management Solutions (including Datawatch BDS).  The Company attributes the overall decrease in maintenance and services revenue to softened demand for computer software due to the worldwide recession and lower renewal rates of annual maintenance contracts from existing customers. The decrease in Business Intelligence Solutions revenue was also the result of less demand for professional services work related to this product line during the three months ended March 31, 2010.

Costs and Operating Expenses

The following table presents costs and operating expenses, increase (decrease) in costs and operating expenses and percentage changes in costs and operating expenses for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands)

Cost of software licenses and subscriptions	$648	$531	$117	22.0%
Cost of maintenance and services	747	834	(87)	-10.4%
Sales and marketing	1,588	1,854	(266)	-14.3%
Engineering and product development	710	585	125	21.4%
General and administrative	970	1,018	(48)	-4.7%
Impairment of goodwill and other intangible assets	—	6,401	(6,401)	-100.0%

Total costs and operating expenses	$4,663	$11,223	$(6,560)	-58.5%

The increase in cost of software licenses and subscriptions of $117,000, or 22%, is primarily due to higher software amortization costs associated with new products released during fiscal 2009 which was partially offset by lower royalty costs associated with lower sales of Monarch.

The decrease in cost of maintenance and services of $87,000, or approximately 10%, is primarily due to lower wages and other employee-related costs due to decreased headcount.

The decrease in sales and marketing expenses of $266,000, or approximately 14%, is due to lower commissions resulting from lower sales as compared to the same period last year, a reduction in travel-related costs and also lower wages attributable to lower headcount as compared to the same period last year.

The increase in engineering and product development expenses of $125,000, or approximately 21%, is primarily attributable to higher external consulting costs. The lower amount in the second quarter of fiscal 2009 is the result of development costs that were capitalized for new software releases in fiscal 2009.

The decrease in general and administrative expenses of $48,000, or approximately 5%, is primarily attributable to lower employee-related costs, lower accounting and auditing fees and decreased use of outside consultants.

Impairment of goodwill and other intangible assets of $6.4 million in fiscal 2009 is attributable to the full impairment of the Company’s goodwill totaling $6,116,000 and an indefinite lived trademark totaling $285,000. The impairment assessment and resulting charge were completed and recorded in the three months ended March 31, 2009.

Interest income and other income (expense) includes primarily the following two components: interest income; and gains (losses) on foreign currency transactions. Interest income for the three months ended March 31, 2010 was less than $1,000 as compared to $5,000 for the three months ended March 31, 2009. The decrease in interest income is primarily the result of lower interest rates on interest bearing cash and equivalents. Gain (loss)

on foreign currency transactions for the three months ended March 31, 2010 was a gain of $1,000 as compared to a loss of $12,000 for the three months ended March 31, 2009.

Income tax expense for the three months ended March 31, 2010 was $6,000 as compared to an income tax benefit of $284,000 for the three months ended March 31, 2009. Income tax expense for the three months ended March 31, 2010 represents a provision for uncertain tax positions relative to foreign taxes. Income tax benefit for the three months ended March 31, 2009 was primarily attributable to the reversal of the Company’s cumulative deferred tax liability of $319,000 related to its tax-deductible goodwill from the IDARS acquisition, which was determined to be fully impaired for book purposes as of March 31, 2009. Income tax benefit for the three months ended March 31, 2009 was partially offset by deferred tax expense recorded up to the impairment date totaling $29,000 and uncertain tax positions relative to foreign taxes totaling $6,000.

Net loss for the three months ended March 31, 2010 was $97,000 as compared to net loss of $5,854,000 for the three months ended March 31, 2009. The net loss in fiscal year 2009 includes a goodwill and trademark impairment charge totaling $6,401,000.

Six months Ended March 31, 2010 Compared to
Six Months Ended March 31, 2009

Total Revenues

The following table presents total revenue, total revenue decrease and percentage change in total revenue for the six months ended March 31, 2010 and 2009:

	Six Months Ended
	March 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands)

Software licenses and subscriptions	$4,759	$5,813	$(1,054)	-18.1%
Maintenance and services	4,047	4,481	(434)	-9.7%

Total revenue	$8,806	$10,294	$(1,488)	-14.5%

The decrease in software license and subscriptions revenue of $1,054,000 for the six months ended March 31, 2010 consists of a $1,104,000 decrease in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Datawatch Dashboards, Datawatch Researcher, Visual Insight, iMergence and VorteXML products), a $40,000 decrease in Service Management Solutions (including Visual QSM and Visual HD products) and a $90,000 increase in Content Management Solutions (including Datawatch BDS). The Company attributes the overall decrease in software licenses and subscriptions revenue to softened demand for computer software due to the worldwide recession and customers’ redistributing licenses of laid off employees internally in lieu of purchasing additional licenses. The decrease in Business Intelligence Solutions is primarily due to decreased Monarch license sales as a result of the global recession as compared to the six months ended March 31, 2009.

The decrease in maintenance and services revenue of $434,000 consists of a $156,000 decrease in Content Management Solutions (including Datawatch BDS), a $153,000 decrease in Service Management Solutions (including Visual QSM and Visual HD products) and a $125,000 decrease in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Datawatch ES, Datawatch Dashboards, Datawatch Researcher, Visual Insight, iMergence and VorteXML products). The Company attributes the overall decrease in maintenance and services revenue to softened demand for computer software due to the worldwide recession and lower renewal rates of annual maintenance contracts from existing customers. The decreases in Content Management Solutions and Service Management Solutions were also the result of less demand for professional services work related to these product lines during the six months ended March 31, 2010.

Costs and Operating Expenses

The following table presents costs and operating expenses, increase (decrease) in costs and operating expenses and percentage changes in costs and operating expenses for the six months ended March 31, 2010 and 2009:
	Six Months Ended
	March 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands)

Cost of software licenses and subscriptions	1,222	$1,061	$161	15.2%
Cost of maintenance and services	1,506	1,707	(201)	-11.8%
Sales and marketing	3,135	3,515	(380)	-10.8%
Engineering and product development	1,419	1,298	121	9.3%
General and administrative	1,806	2,184	(378)	-17.3%
Impairment of goodwill and other intangible assets	—	6,401	(6,401)	-100.0%

Total costs and operating expenses	$9,088	$16,166	$(7,078)	-43.8%

The increase in cost of software licenses and subscriptions of $161,000, or approximately 15%, is primarily due to higher software amortization costs associated with new products released during fiscal 2009 which was partially offset by lower royalty costs associated with lower sales of Monarch.

The decrease in cost of maintenance and services of $201,000, or approximately 12%, is primarily due to lower wages and other employee-related costs due to decreased headcount.

The decrease in sales and marketing expenses of $380,000, or approximately 11%, is primarily due to lower commissions resulting from decreased sales, lower wages attributable to lower headcount as compared to the same period last year and lower external consulting costs.

The increase in engineering and product development expenses of $121,000, or approximately 9%, is primarily due to higher external consulting costs as compared to the same period last year.

The decrease in general and administrative expenses of $378,000, or approximately 17%, is primarily attributable to lower employee-related costs, lower accounting and auditing fees and decreased use of outside consultants.

Impairment of goodwill and other intangible assets of $6.4 million in fiscal 2009 is attributable to the full impairment of the Company’s goodwill totaling $6,116,000 and an indefinite lived trademark totaling $285,000. The impairment assessment and resulting charge were completed and recorded in the three months ended March 31, 2009.

Interest income and other income (expense) includes primarily the following two components: interest income; and gains (losses) on foreign currency transactions. Interest income for the six months ended March 31, 2010 was approximately $1,000 as compared to $27,000 for the six months ended March 31, 2009. The decrease in interest income is primarily the result of lower interest rates on interest bearing cash and equivalents. Gain (loss) on foreign currency transactions for the six months ended March 31, 2010 was a loss of $2,000 as compared to a gain of $136,000 for the six months ended March 31, 2009. The significant foreign currency gain recorded in the six months ended March 31, 2009 was primarily due to favorable foreign exchange rates in British pound denominated transactions during that period.

Income tax expense for the six months ended March 31, 2010 was $14,000 as compared to an income tax benefit of $240,000 for the six months ended March 31, 2009. Income tax expense for the six months ended March 31, 2010 primarily represents a provision for uncertain tax positions relative to foreign taxes. Income tax benefit for the six months ended March 31, 2009 was primarily attributable to the reversal of the Company’s cumulative deferred tax liability of $319,000 related to its tax-deductible goodwill from the IDARS acquisition, which was determined to be fully impaired for book purposes as of March 31, 2009. Income tax benefit for the six months ended March 31, 2009 was partially offset by deferred tax expense recorded up to the impairment date totaling $58,000, uncertain tax positions relative to foreign taxes totaling $12,000 and a provision for estimated alternative minimum taxes in the U.S. totaling $9,000.

Net loss for the six months ended March 31, 2010 was $297,000 as compared to net loss of $5,469,000 for the six months ended March 31, 2009. The net loss in fiscal year 2009 includes a goodwill and trademark impairment charge totaling $6,401,000.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire through 2013. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $76,000 and $80,000 for the three months ended March 31, 2010 and 2009, respectively, and $149,000 and $163,000 for the six months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, the Company’s contractual obligations include minimum rental commitments under non-cancelable operating leases and long-term liabilities related to uncertain tax positions as follows:

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating Lease
Obligations	$313	$265	$47	$1	$—

Other Liabilities	$137	$—	$—	$—	$137

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $382,000 and $404,000, respectively, for the three months ended March 31, 2010 and 2009, and $727,000 and $795,000 for the six months ended March 31, 2010 and 2009, respectively. The Company is not obligated to pay any minimum amounts for royalties.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch Researcher and Visual Insight products until September 30, 2010. No amounts were expensed under this agreement for the three or six months ended March 31, 2010. The Company expensed approximately $5,000 for the three months and six months ended March 31, 2009 which is included in cost of software licenses and subscriptions.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of March 31, 2010.

The Company is required by a sublease agreement related to its Chelmsford, Massachusetts facility to provide a letter of credit originally in the amount of approximately $125,000 as a security deposit to the landlord of amounts due under the lease. In accordance with the terms of its sublease agreement, the Company is allowed to reduce its letter of credit by approximately $18,000 annually following the completion of the first three years of its lease arrangement, which occurred during the first quarter of fiscal year 2009. Cash on deposit providing security in the amount of this letter of credit was $89,000 and $107,000 as of March 31, 2010 and September 30, 2009, respectively, and is classified as restricted cash in the Company’s condensed consolidated balance sheets.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of March 31, 2010.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of March 31, 2010.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these potential obligations as of March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At March 31, 2010, the Company had $6,337,000 of cash and equivalents, an increase of $688,000 from September 30, 2009.

At March 31, 2010, the Company had working capital of approximately $2,903,000 as compared to working capital of $2,627,000 at September 30, 2009. The Company expects cash flows from operations to remain positive as it anticipates profitability in the future. However, if the Company’s cash flow from operations were to decline significantly, it may need to consider further reductions to its operating expenses. The Company does not anticipate additional cash requirements to fund significant growth or the acquisition of complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that the Company will be able to issue additional equity or obtain a new credit facility at attractive prices or rates, or at all.

The Company had a net loss of approximately $297,000 for the six months ended March 31, 2010 as compared to a net loss of approximately $5,469,000 for the six months ended March 31, 2009. The net loss in fiscal year 2009 was the result of a non-cash charge of $6.4 million related to the impairment of goodwill and a trademark. During the six months ended March 31, 2010 and 2009, approximately $818,000 and $1,399,000, respectively, of cash was provided by the Company’s operations. During the six months ended March 31, 2010, the main source of cash from operations were the adjustments to net loss for depreciation and amortization as well as a decrease in accounts receivable.

Net cash used in investing activities for the six months ended March 31, 2010 of $31,000 is primarily related to the purchase of property and equipment which was partially offset by a reduction in the Company’s letter of credit pursuant to its sublease agreement for its Chelmsford, Massachusetts facility.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At March 31, 2010, the Company did not participate in or hold any derivative financial instruments or commodity instruments. The Company holds no investment securities that possess significant market risk.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The principal executive officer and principal financial officer, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a−15(e) and 15d−15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

(b) Changes in Internal Controls.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2010.

DATAWATCH CORPORATION

/s/ Kenneth P. Bero
Kenneth P. Bero
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Murray P. Fish
Murray P. Fish
Chief Financial Officer,
(Principal Financial Officer)