Form 10-Q
period 2010-06-30
DATAWATCH CORP
filed 2010-08-13
CIK 792130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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
Yes   ☐    No  ☒

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of August 9, 2010 was 5,943,991.

DATAWATCH CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2010

TABLE OF CONTENTS

		Page #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

a)	Condensed Consolidated Balance Sheets:
	June 30, 2010 and September 30, 2009	3

b)	Condensed Consolidated Statements of Operations:
	Three and Nine Months Ended June 30, 2010 and 2009	4

c)	Condensed Consolidated Statements of Cash Flows:
	Nine Months Ended June 30, 2010 and 2009	5

d)	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 6.	Exhibits	25

SIGNATURES		26

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30,	September 30,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and equivalents	$6,072	$5,649
Accounts receivable, less allowances for doubtful accounts and sales returns of $319,000 at June 30, 2010 and $215,000 at September 30, 2009	2,902	2,968
Inventories	51	65
Prepaid expenses	408	340
Total current assets	9,433	9,022

Property and equipment, net	359	498
Intangible assets, net	1,646	2,397
Restricted cash	89	107
Other long-term assets	20	19
Total assets	$11,547	$12,043

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$381	$761
Accrued expenses	1,918	1,915
Deferred revenue	3,696	3,719
Total current liabilities	5,995	6,395

LONG-TERM LIABILITIES:
Deferred rent	—	55
Deferred revenue - long-term	218	302
Other liabilities	144	125
Total long-term liabilities	362	482

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 20,000,000 shares authorized; issued, 5,957,405 shares and 5,940,085 shares, respectively; outstanding, 5,943,159 shares and 5,925,839 shares, respectively	59	59
Additional paid-in capital	23,783	23,634
Accumulated deficit	(17,445)	(17,370)
Accumulated other comprehensive loss	(1,067)	(1,017)
	5,330	5,306
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	5,190	5,166

Total liabilities and shareholders' equity	$11,547	$12,043

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
REVENUE:
Software licenses and subscriptions	$2,458	$2,605	$7,218	$8,419
Maintenance and services	2,135	2,160	6,181	6,640
Total revenue	4,593	4,765	13,399	15,059

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	597	574	1,818	1,635
Cost of maintenance and services	731	783	2,238	2,491
Sales and marketing	1,370	1,510	4,505	5,025
Engineering and product development	627	483	2,045	1,781
General and administrative	981	1,084	2,787	3,268
Impairment of goodwill and other intangible assets	—	—	—	6,401
Total costs and expenses	4,306	4,434	13,393	20,601

INCOME (LOSS) FROM OPERATIONS	287	331	6	(5,542)

Interest income and other income (expense), net	(58)	(52)	(59)	112

INCOME (LOSS) BEFORE INCOME TAXES	229	279	(53)	(5,430)
Provision (benefit) for income taxes	7	4	22	(236)

NET INCOME (LOSS)	$222	$275	$(75)	$(5,194)

Net income (loss) per share—Basic	$0.04	$0.05	$(0.01)	$(0.88)

Net income (loss) per share—Diluted	$0.04	$0.05	$(0.01)	$(0.88)

Weighted-Average Shares Outstanding—Basic	5,943	5,924	5,933	5,918

Weighted-Average Shares Outstanding—Diluted	6,074	5,986	5,933	5,918

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 (In thousands)

	Nine Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(75)	$(5,194)
Adjustments to reconcile net loss to cash provided by
operating activities:
Impairment of goodwill and other intangible assets	—	6,401
Depreciation and amortization	950	744
Provision for doubtful accounts and sales returns	107	(34)
Stock-based compensation	148	164
Deferred income taxes	—	(262)
Changes in current assets and liabilities:
Accounts receivable	(90)	520
Inventories	13	(13)
Prepaid expenses and other assets	(72)	29
Accounts payable, accrued expenses and other liabilities	(386)	(558)
Deferred revenue	(43)	(98)
Cash provided by operating activities	552	1,699

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures	(58)	(91)
Capitalized software development costs	(3)	(831)
Decrease in restricted cash	18	18
(Increase) decrease in other assets	(2)	4
Cash used in investing activities	(45)	(900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	—
Cash provided by financing activities	—	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	(84)	(240)

INCREASE IN CASH AND EQUIVALENTS	423	559
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	5,649	4,885
CASH AND EQUIVALENTS, END OF PERIOD	$6,072	$5,444

SUPPLEMENTAL INFORMATION:
Income taxes paid	$33	$11

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Datawatch Corporation (the “Company”) and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 filed with the SEC. All intercompany accounts and transactions have been eliminated.

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

The Company has two types of software product offerings: (1) Enterprise Software and (2) Desktop and Server Software. Enterprise Software products are sold directly to end-users and through value added resellers. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Sales to distributors and resellers accounted for approximately 44% and 41%, respectively, of total sales for the three months ended June 30, 2010 and 2009, and 44% and 40%, respectively, of total sales for the nine months ended June 30, 2010 and 2009. Revenue from the sale of all software products (when separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collection is considered probable, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is customarily defined. The Company’s software products can be installed and used by customers on their own with little or no configuration required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

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

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. Certain software products, including desktop versions of Monarch, Monarch Data Pump and BI Server sold directly to end-users, include a guarantee under which such customers may return products within 30 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights. Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at, and the returns history with, the various distributors and resellers, which the Company monitors frequently.

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

Concentration of Credit Risks and Major Customers

The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary credit terms. Three customers, Ingram Micro, Inc., Tech Data Corporation and Lifeboat Distribution, individually accounted for the following percentages of total revenue and accounts receivable for the periods indicated:

	Percentage of total		Percentage of total
	revenue for the three		revenue for the nine		Percentage of total
	months ended		months ended		accounts receivable at
	June 30,		June 30,		June 30,	September 30,
	2010	2009	2010	2009	2010	2009

Ingram Micro, Inc.	11%	15%	12%	18%	20%	24%

Tech Data Corporation	5%	10%	7%	7%	8%	7%

Lifeboat Distribution	12%	5%	11%	4%	16%	4%

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

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life of the product (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 18 to 24 months. The net amount of capitalized software development costs and purchased software was approximately $565,000 and $1,106,000 at June 30, 2010 and September 30, 2009, respectively. During the nine months ended June 30, 2010 and 2009, the Company capitalized approximately $3,000 and $831,000, respectively, of software development costs related to new products in development.

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

The following table represents information about the Company’s cash equivalents measured at fair value on a recurring basis at June 30, 2010 (in thousands):

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

Note 2 – Intangible Assets, Net

Intangible assets, net, were comprised of the following as of June 30, 2010 and September 30, 2009:

		June 30, 2010			September 30, 2009
	Weighted
Identified Intangible	Average Useful Life	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
Asset	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
		(In thousands)

Capitalized software	2	$2,662	$2,143	$519	$2,659	$1,673	$986
Purchased software	5	700	654	46	700	580	120
Patents	20	160	47	113	160	41	119
Customer lists	10	1,790	822	968	1,790	697	1,093
Non-compete agreements	4	640	640	—	640	561	79
Trademark	2	21	21	—	21	21	—

Total		$5,973	$4,327	$1,646	$5,970	$3,573	$2,397

For the three months ended June 30, 2010 and 2009, amortization expense related to intangible assets was $232,000 and $212,000, respectively. For the nine months ended June 30, 2010 and 2009, amortization expense related to intangible assets was $754,000 and $496,000, respectively.

The estimated future amortization expense related to other intangible assets as of June 30, 2010 is as follows:

Fiscal Years Ended September 30,	(In thousands)

Remainder of fiscal 2010	$212
2011	556
2012	188
2013	174
2014	174
2015	174
Thereafter	168

Total estimated future amortization expense	$1,646

Note 3 – Income Taxes

The Company recognized deferred tax liabilities for the excess of tax-deductible goodwill over goodwill for financial reporting purposes. The tax benefit for the excess tax-deductible goodwill is recognized when realized on the tax return. During fiscal year 2006, Datawatch acquired the business assets of IDARS that resulted in tax-deductible amortization being recognized as a deferred tax expense. As the goodwill was deducted for tax purposes, a deferred tax expense was recognized each period with a corresponding deferred tax liability equal to the excess of tax amortization over the amortization for financial reporting purposes. During the nine months ended June 30, 2009, the Company recorded deferred tax expense of approximately $57,000. During the second quarter of fiscal year 2009, the applicable goodwill associated with this purchase was determined to be fully impaired and written off for book purposes but continues to be deductible over a 15 year life for tax reporting purposes. Accordingly, upon impairment, the Company recorded a deferred tax asset, with a corresponding full valuation allowance, for the future tax benefit of the goodwill based on the Company’s effective tax rate for the period. In connection with the goodwill impairment write-off, the Company reversed its cumulative deferred tax liability of approximately $319,000 which was recorded as a reduction to the Company’s income tax provision in the nine months ended June 30, 2009.

Additionally, during the three and nine months ended June 30, 2010, the Company recorded $7,000 and $22,000, respectively, related to uncertain tax positions relative to foreign taxes, estimated alternative minimum taxes and income tax liabilities in foreign jurisdictions. During the three and nine months ended June 30, 2009, the Company recorded $4,000 and $26,000, respectively, related to estimated alternative minimum taxes, provision-to-return adjustments and uncertain tax positions relative to foreign taxes.

Deferred Tax Assets

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through and until 2028. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. Management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets at June 30, 2010 and September 30, 2009.

Provision for Uncertain Tax Positions

At September 30, 2009, the Company had a $125,000 tax liability related to tax exposures that could result in cash payments, of which approximately $6,000 and $19,000, respectively, were recorded during the three and nine months ended June 30, 2009. The Company increased its tax liability by approximately $6,000 during each of the three months ended December 31, 2009, March 31, 2010 and June 30, 2010. The Company also recorded additional uncertain tax positions of approximately $2,000 and $6,000, respectively, during the three and nine months ended June 30, 2010 which were recorded as a reduction of the Company’s deferred tax asset and its valuation allowance. The Company does not expect its tax liability to change significantly during the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its consolidated statements of operations. To date, the Company has not accrued any amounts for interest and penalties associated with this liability as such amounts have been de minimis.

The Company’s unrecognized tax benefits (before consideration of any valuation allowance) represent differences between tax positions taken by the Company in its various consolidated and separate worldwide tax returns and the benefits recognized and measured. This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The change in the unrecognized tax benefits during the nine months ended June 30, 2010 was as follows (in thousands):

Balance at October 1, 2009	$793
Additions for prior year tax positions	25
Balance at June 30, 2010	$818

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

Note 4 – Shareholders’ Equity

Stock-based compensation expense for the three months ended June 30, 2010 and 2009 was $47,000 and $50,000, respectively, and $148,000 and $164,000 for the nine months ended June 30, 2010 and 2009, respectively, as included in the following expense categories:

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
	(In thousands)

Sales and marketing	$10	$12	$33	$37
Engineering and product development	3	3	10	11
General and administrative	34	35	105	116
	$47	$50	$148	$164

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

Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate and dividend yield. No options were granted under the stock option plans during either the three months ended June 30, 2010 or 2009. The weighted-average fair values of options granted under the stock option plans for the nine months ended June 30, 2010 and 2009 were $1.43 and $0.97, respectively. No options were exercised during the three or nine months ended June 30, 2010 or 2009. As of June 30, 2010, there was $85,000 of total unrecognized compensation cost related to non-vested stock option arrangements, which is expected to be recognized over a weighted-average period of 1.57 years.

Many of the assumptions used in the determination of compensation expense are judgmental and highly volatile. The table below indicates the key assumptions used in the option valuation calculations for options granted in the nine months ended June 30, 2010 and 2009:

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

The following table summarizes information about the Company’s stock option plans for the nine months ended June 30, 2010:
	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value $(000)

Outstanding, October 1, 2009	548,800	$3.05

Granted	30,500	2.35
Canceled	(34,290)	5.08
Exercised	—	—
Outstanding, June 30, 2010	545,010	$2.88	3.87	$390

Vested or expected to vest, June 30, 2010	539,170	$2.88	3.67	$387

Exercisable, June 30, 2010	486,612	$2.87	3.67	$356

Restricted Stock Units

The Company periodically grants awards of restricted stock units (“RSU”) to each of its non-employee directors and some of its management team on a discretionary basis pursuant to its 2006 Equity Compensation and Incentive Plan. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at June 30, 2010 was 44,173. Each RSU vests at the rate of 33.33% on each of the first through third anniversaries of the grant date with final vesting of the most recent grants scheduled to occur in March 2013. The fair value related to the RSUs was calculated based on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to general and administrative expense. The fair value of the RSUs granted in the nine months ended June 30, 2010 and 2009, respectively, was approximately $59,000 (or $2.39 weighted-average fair value per share) and $31,000 (or $1.27 weighted-average fair value per share). The Company recorded compensation expense related to RSUs of approximately $13,000 and $11,000 for the three months ended June 30, 2010 and 2009, respectively, and $39,000 and $31,000 for the nine months ended June 30, 2010 and 2009, respectively. These amounts are included in the total stock-based compensation expense disclosed above. As of June 30, 2010, there was $80,000 of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.07 years.

The following table presents RSU information for the nine months ended June 30, 2010:

Number of
RSUs
Outstanding

Outstanding, October 1, 2009	39,494
Granted	24,500
Canceled	(2,501)
Vested	(17,320)
Outstanding, June 30, 2010	44,173

Note 5 - Comprehensive Income (Loss)

The following table sets forth the reconciliation of net income (loss) to comprehensive income (loss):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Net income (loss)	$222	$275	$(75)	$(5,194)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1)	170	(50)	(182)

Comprehensive income (loss)	$221	$445	$(125)	$(5,376)

Accumulated other comprehensive loss reported in the condensed consolidated balance sheets consists solely of foreign currency translation adjustments.

Note 6 - Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the impact, when dilutive, of the exercise of stock options and RSUs using the treasury stock method. Diluted net loss per share for the nine months ended June 30, 2010 is the same as basic net loss per share as the potentially dilutive securities are all anti-dilutive.

Potentially dilutive common stock options aggregating 250,721 and 413,379 shares for the three months ended June 30, 2010 and 2009, respectively, and 280,381 and 449,893 shares for the nine months ended June 30, 2010 and 2009, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive. Potentially dilutive restricted stock units aggregating 5,002 and 15,828 shares for the three months ended June 30, 2010 and 2009, respectively, and 5,002 and 20,968 shares for the nine months ended June 30, 2010 and 2009, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive.

Note 7 - Commitments and Contingencies

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch Researcher product until September 30, 2010. No amounts were expensed under this agreement for the three and nine months ended June 30, 2010. The Company expensed approximately $1,000 and $5,000 for the three and nine months ended June 30, 2009, respectively, which are included in cost of software licenses and subscriptions.

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $363,000 and $385,000, respectively, for the three months ended June 30, 2010 and 2009 and $1,090,000 and $1,180,000, respectively, for the nine months ended June 30, 2010 and 2009. The Company is not obligated to pay any minimum amounts for royalties.

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

The following table presents information about the Company’s revenue by product lines:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Monarch BI Enterprise Server, Datawatch Dashboards, Datawatch Researcher, Visual Insight and iMergence)	70%	72%	70%	72%
Content Management Solutions (including Datawatch BDS)	21%	17%	19%	16%
Service Management Solutions (including Visual QSM and Visual HD)	9%	11%	11%	12%
Total	100%	100%	100%	100%

The Company conducts operations in the U.S. and internationally (principally in the United Kingdom). The following table presents information about the Company’s geographic operations:

		International
		(Principally	Intercompany
	Domestic	U.K.)	Eliminations	Total
	(In thousands)
Total Revenue
Three months ended June 30, 2010	$3,676	$1,152	$(235)	$4,593
Three months ended June 30, 2009	$3,917	$1,056	$(208)	$4,765

Nine months ended June 30, 2010	$10,747	$3,320	$(668)	$13,399
Nine months ended June 30, 2009	$12,272	$3,470	$(683)	$15,059

Total Operating Income (Loss)
Three months ended June 30, 2010	$204	$83	$—	$287
Three months ended June 30, 2009	$342	$(11)	$—	$331

Nine months ended June 30, 2010	$75	$(69)	$—	$6
Nine months ended June 30, 2009	$(5,629)	$87	$—	$(5,542)

Non-current Assets
At June 30, 2010	$2,068	$46	$—	$2,114
At September 30, 2009	$2,981	$40	$—	$3,021

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s principal products are Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Monarch BI Enterprise Server, Datawatch Dashboards, Datawatch Researcher, Visual Insight and iMergence), Content Management Solutions (including Datawatch BDS) and Service Management Solutions (including Visual QSM and Visual HD). Included in the above categories are:

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

•	Monarch RMS, a web-based report mining and analysis solution that integrates with any existing Enterprise Report Management document or content management archiving solution;
•	Monarch BI Server, an out-of-the-box web-based Business Intelligence solution developed specifically for small to mid-sized businesses and departments;
•	Monarch BI Enterprise Server, an enterprise business intelligence system that provides web-enabled report management, mining and distribution as well as data analysis and MS Excel integration;
•	Datawatch Dashboards, an interactive dashboard solution that provides a visual overview of operational performance as well as the ability to monitor specific business processes and events;
•	Datawatch Researcher, a development platform for building performance management, content and data aggregation and workflow solutions;
•	Visual Insight, a performance management solution that provides web-based knowledge management and Key Performance Indicator reporting;
•	iMergence, an enterprise report mining system;
•	Datawatch BDS, a system for high-volume document capture, archiving, and online presentation;
•
Visual QSM, a fully internet-enabled IT service management solution that incorporates workflow and network management capabilities and provides web access to multiple databases via a standard browser; and

•	Visual Help Desk or Visual HD, a web-based help desk and call center solution operating on the IBM Lotus Domino platform.

The Company offers its enterprise products through perpetual licenses and subscription pricing models. Subscriptions automatically renew unless terminated with 90 days notice following the first year of the subscription term. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The subscription renewal rate is the same as the initial subscription rate. During the three months ended June 30, 2010 and 2009, revenues under the subscription model were $71,000 and $120,000, respectively. During the nine months ended June 30, 2010 and 2009, revenues under the subscription model were $239,000 and $376,000, respectively.

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

During the nine months ended June 30, 2010, there were no significant changes in the Company’s critical accounting policies. See Note 1 to the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in its Annual Report on Form 10-K for the year ended September 30, 2009 for additional information about these critical accounting policies, as well as a description of the Company’s other significant accounting policies.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUE:
Software licenses and subscriptions	53.5%	54.7%	53.9%	55.9%
Maintenance and services	46.5%	45.3%	46.1%	44.1%
Total revenue	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	13.0%	12.1%	13.6%	10.9%
Cost of maintenance and services	15.9%	16.4%	16.7%	16.5%
Sales and marketing	29.8%	31.7%	33.6%	33.4%
Engineering and product development	13.6%	10.1%	15.3%	11.8%
General and administrative	21.4%	22.7%	20.8%	21.7%
Impairment of goodwill and other intangible assets	0.0%	0.0%	0.0%	42.5%
Total costs and expenses	93.7%	93.0%	100.0%	136.8%
INCOME (LOSS) FROM OPERATIONS	6.3%	7.0%	0.0%	(36.8)%
Interest income and other income (expense), net	(1.3)%	(1.1)%	(0.4)%	0.7%
INCOME (LOSS) BEFORE INCOME TAXES	5.0%	5.9%	(0.4)%	(36.1)%
Provision (benefit) for income taxes	0.2%	0.1%	0.2%	(1.6)%
NET INCOME (LOSS)	4.8%	5.8%	(0.6)%	(34.5)%

Three months ended June 30, 2010 Compared to Three months ended June 30, 2009

Total Revenues

The following table presents total revenue, total revenue decrease and percentage change in total revenue for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands)

Software licenses and subscriptions	$2,458	$2,605	$(147)	-5.6%
Maintenance and services	2,135	2,160	(25)	-1.2%

Total revenue	$4,593	$4,765	$(172)	-3.6%

The decrease in software license and subscriptions revenue of  $147,000 for the three months ended June 30, 2010 consists of a $241,000 decrease in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Monarch BI Enterprise Server, Datawatch Dashboards, Datawatch Researcher, Visual Insight and iMergence products), a $51,000 decrease in Service Management Solutions (including Visual QSM and Visual HD products) and a $145,000 increase in Content Management Solutions (including Datawatch BDS). The Company attributes the overall decrease in software licenses and subscription revenue to softened demand for computer software due to the worldwide recession and customers’ redistributing licenses of laid-off employees internally in lieu of purchasing additional licenses.

The decrease in maintenance and services revenue of $25,000 consists of a $73,000 decrease in Service Management Solutions (including Visual QSM and Visual HD products), a $44,000 increase in Content Management Solutions (including Datawatch BDS) and a $4,000 increase in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Monarch BI Enterprise Server, Datawatch Dashboards, Datawatch Researcher, Visual Insight and iMergence products). The Company attributes the overall decrease in maintenance and services revenue to softened demand for computer software due to the worldwide recession and lower renewal rates of annual maintenance contracts from existing customers.

Costs and Operating Expenses

The following table presents costs and operating expenses, increase (decrease) in costs and operating expenses and percentage changes in costs and operating expenses for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands)

Cost of software licenses and subscriptions	$597	$574	$23	4.0%
Cost of maintenance and services	731	783	(52)	-6.6%
Sales and marketing	1,370	1,510	(140)	-9.3%
Engineering and product development	627	483	144	29.8%
General and administrative	981	1,084	(103)	-9.5%

Total costs and operating expenses	$4,306	$4,434	$(128)	-2.9%

The increase in cost of software licenses and subscriptions of $23,000, or approximately 4%, is primarily due to higher software amortization costs associated with new products released during fiscal 2009 which was partially offset by lower royalty costs associated with lower sales of Monarch.

The decrease in cost of maintenance and services of $52,000, or approximately 7%, is primarily due to lower wages and other employee-related costs due to decreased headcount.

The decrease in sales and marketing expenses of $140,000, or approximately 9%, is due to lower wages, commissions and employee-related costs attributable to lower headcount as compared to the same period last year.

The increase in engineering and product development expenses of $144,000, or approximately 30%, is primarily attributable to higher external consulting costs. The lower amount in the third quarter of fiscal 2009 is the result of development costs that were capitalized for new software releases in fiscal 2009.

The decrease in general and administrative expenses of $103,000, or approximately 10%, is primarily attributable to lower employee-related costs, lower accounting and auditing fees and lower consulting costs.

Interest income and other income (expense) includes primarily the following two components: interest income and gains (losses) on foreign currency transactions. Interest income for the three months ended June 30, 2010 was less than $1,000 as compared to $3,000 for the three months ended June 30, 2009. The decrease in interest income is primarily the result of lower interest rates on interest-bearing cash and equivalents. Gain (loss) on foreign currency transactions for the three months ended June 30, 2010 was a loss of $58,000 as compared to a loss of $55,000 for the three months ended June 30, 2009. The foreign currency losses recorded in the three months ended June 30, 2010 and 2009 were the result of foreign currency rate volatility between the Euro and the British Pound.

Income tax expense for the three months ended June 30, 2010 was $7,000 as compared to $4,000 for the three months ended June 30, 2009. Income tax expense for the three months ended June 30, 2010 and 2009 primarily represents a provision for uncertain tax positions relative to foreign taxes.

Net income for the three months ended June 30, 2010 was $222,000 as compared to $275,000 for the three months ended June 30, 2009.

Nine months ended June 30, 2010 Compared to Nine months ended June 30, 2009

Total Revenues

The following table presents total revenue, total revenue decrease and percentage change in total revenue for the nine months ended June 30, 2010 and 2009:

	Nine Months Ended
	June 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands)

Software licenses and subscriptions	$7,218	$8,419	$(1,201)	-14.3%
Maintenance and services	6,181	6,640	(459)	-6.9%

Total revenue	$13,399	$15,059	$(1,660)	-11.0%

The decrease in software license and subscriptions revenue of $1,201,000 for the nine months ended June 30, 2010 consists of a $1,345,000 decrease in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Monarch BI Enterprise Server, Datawatch Dashboards, Datawatch Researcher, Visual Insight and iMergence products), a $91,000 decrease in Service Management Solutions (including Visual QSM and Visual HD products) and a $235,000 increase in Content Management Solutions (including Datawatch BDS). The Company attributes the overall decrease in software licenses and subscriptions revenue to softened demand for computer software due to the worldwide recession and customers’ redistributing licenses of laid off employees internally in lieu of purchasing additional licenses.

The decrease in maintenance and services revenue of $459,000 consists of a $226,000 decrease in Service Management Solutions (including Visual QSM and Visual HD products), a $121,000 decrease in Business Intelligence Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Server, Monarch BI Enterprise Server, Datawatch Dashboards, Datawatch Researcher, Visual Insight and iMergence products) and a $112,000 decrease in Content Management Solutions (including Datawatch BDS). The Company attributes the overall decrease in maintenance and services revenue to softened demand for computer software due to the worldwide recession and lower renewal rates of annual maintenance contracts from existing customers. The decreases in Content Management Solutions and Service Management Solutions were also the result of less demand for professional services work related to these product lines during the nine months ended June 30, 2010.

Costs and Operating Expenses

The following table presents costs and operating expenses, increase (decrease) in costs and operating expenses and percentage changes in costs and operating expenses for the nine months ended June 30, 2010 and 2009:

	Nine Months Ended
	June 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands)

Cost of software licenses and subscriptions	$1,818	$1,635	$183	11.2%
Cost of maintenance and services	2,238	2,491	(253)	-10.2%
Sales and marketing	4,505	5,025	(520)	-10.3%
Engineering and product development	2,045	1,781	264	14.8%
General and administrative	2,787	3,268	(481)	-14.7%
Impairment of goodwill and other intangible assets	—	6,401	(6,401)	-100.0%

Total costs and operating expenses	$13,393	$20,601	$(7,208)	-35.0%

The increase in cost of software licenses and subscriptions of $183,000, or approximately 11%, is primarily due to higher software amortization costs associated with new products released during fiscal 2009 which was partially offset by lower royalty costs associated with lower sales of Monarch.

The decrease in cost of maintenance and services of $253,000, or approximately 10%, is primarily due to lower wages and other employee-related costs due to decreased headcount.

The decrease in sales and marketing expenses of $520,000, or approximately 10%, is primarily due to lower commissions resulting from decreased sales, lower wages and employee-related costs attributable to lower headcount as compared to the same period last year and lower travel-related costs.

The increase in engineering and product development expenses of $264,000, or approximately 15%, is primarily due to higher external consulting costs as compared to the same period last year.

The decrease in general and administrative expenses of $481,000, or approximately 15%, is primarily attributable to lower employee-related costs, lower accounting and auditing fees, and lower consulting costs.

Impairment of goodwill and other intangible assets of $6.4 million in fiscal 2009 is attributable to the full impairment of the Company’s goodwill totaling $6,116,000 and an indefinite lived trademark totaling $285,000. The impairment assessment and resulting charge were completed and recorded in the three months ended March 31, 2009.

Interest income and other income (expense) includes primarily the following two components: interest income and gains (losses) on foreign currency transactions. Interest income for the nine months ended June 30, 2010 was approximately $1,000 as compared to $30,000 for the nine months ended June 30, 2009. The decrease in interest income is primarily the result of lower interest rates on interest-bearing cash and equivalents. Gain (loss) on foreign currency transactions for the nine months ended June 30, 2010 was a loss of $60,000 as compared to a gain of $82,000 for the nine months ended June 30, 2009. The foreign currency gains and (losses) recorded in the nine months ended June 30, 2010 and 2009 were the result of foreign currency rate volatility between the Euro and the British Pound during these periods.

Income tax expense for the nine months ended June 30, 2010 was $22,000 as compared to an income tax benefit of $236,000 for the nine months ended June 30, 2009. Income tax expense for the nine months ended June 30, 2010 primarily represents a provision for uncertain tax positions relative to foreign taxes. Income tax benefit for the nine months ended June 30, 2009 was primarily attributable to the reversal of the Company’s cumulative deferred tax liability of $319,000 related to its tax-deductible goodwill from the IDARS acquisition, which was determined to be fully impaired for book purposes as of March 31, 2009. Income tax benefit for the nine months ended June 30, 2009 was partially offset by deferred tax expense recorded up to the impairment date totaling $57,000, uncertain tax positions relative to foreign taxes totaling $19,000 and a provision for estimated alternative minimum taxes in the U.S. and provision-to-return adjustments totaling $7,000.

Net loss for the nine months ended June 30, 2010 was $75,000 as compared to net loss of $5,194,000 for the nine months ended June 30, 2009. The net loss in fiscal year 2009 includes a goodwill and trademark impairment charge totaling $6,401,000.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire through 2013. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $76,000 and $78,000 for the three months ended June 30, 2010 and 2009, respectively, and $225,000 and $241,000 for the nine months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, the Company’s contractual obligations include minimum rental commitments under non-cancelable operating leases and long-term liabilities related to uncertain tax positions as follows:

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating Lease
Obligations	$339	$314	$24	$1	$—

Other Liabilities	$144	$—	$—	$—	$144

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $363,000 and $385,000, respectively, for the three months ended June 30, 2010 and 2009, and $1,090,000 and $1,180,000 for the nine months ended June 30, 2010 and 2009, respectively. The Company is not obligated to pay any minimum amounts for royalties.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch Researcher and Visual Insight products until September 30, 2010. No amounts were expensed under this agreement for the three or nine months ended June 30, 2010. The Company expensed approximately $1,000 and $5,000 for the three and nine months ended June 30, 2009, respectively, which are included in cost of software licenses and subscriptions.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of June 30, 2010.

The Company is required by a sublease agreement related to its Chelmsford, Massachusetts facility to provide a letter of credit in the amount of approximately $125,000 as a security deposit to the landlord. In accordance with the terms of its sublease agreement, the Company is allowed to reduce its letter of credit by approximately $18,000 annually following the completion of the first three years of its lease arrangement, which occurred during the first quarter of fiscal year 2009. Cash on deposit providing security in the amount of this letter of credit was $89,000 and $107,000 as of June 30, 2010 and September 30, 2009, respectively, and is classified as restricted cash in the Company’s condensed consolidated balance sheets.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of June 30, 2010.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of June 30, 2010.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these potential obligations as of June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At June 30, 2010, the Company had $6,072,000 of cash and equivalents, an increase of $423,000 from September 30, 2009.

At June 30, 2010, the Company had working capital of approximately $3,438,000 as compared to $2,627,000 at September 30, 2009. The Company expects cash flows from operations to remain positive as it anticipates profitability in the future. However, if the Company’s cash flow from operations were to decline significantly, it may need to consider further reductions to its operating expenses. The Company does not anticipate additional cash requirements to fund significant growth or the acquisition of complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that the Company will be able to issue additional equity or obtain a new credit facility at attractive prices or rates, or at all.

The Company had a net loss of approximately $75,000 for the nine months ended June 30, 2010 as compared to a net loss of approximately $5,194,000 for the nine months ended June 30, 2009. The net loss in fiscal year 2009 was the result of a non-cash charge of $6.4 million related to the impairment of goodwill and a trademark. During the nine months ended June 30, 2010 and 2009, approximately $552,000 and $1,699,000, respectively, of cash was provided by the Company’s operations. During the nine months ended June 30, 2010, the main sources of cash from operations were the adjustments to net loss for depreciation and amortization and stock-based compensation.

Net cash used in investing activities for the nine months ended June 30, 2010 of $45,000 is primarily related to the purchase of property and equipment which was partially offset by a reduction in the Company’s letter of credit pursuant to its sublease agreement for its Chelmsford, Massachusetts facility. Net cash used in investing activities for the nine months ended June 30, 2009 of $900,000 is primarily related to capitalization of software development costs and the purchase of property and equipment.

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

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At June 30, 2010, the Company did not participate in or hold any derivative financial instruments or commodity instruments. The Company holds no investment securities that possess significant market risk.

Primary Market Risk Exposures

The Company’s primary market risk exposure is foreign currency exchange rate risk. The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to the Company’s international subsidiaries, if any, are usually considered to be of a long-term investment nature. Accordingly, the majority of currency movements are reflected in the Company’s other comprehensive income (loss). There are, however, certain situations where the Company will invoice customers in currencies other than its own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in interest income and other income (expense), net in the condensed consolidated statements of operations. The Company’s gain (loss) on foreign currency transactions was more significant in fiscal years 2009 and 2010 due to the worldwide recession and significant fluctuations in the currency markets.  Currently, the Company does not engage in foreign currency hedging activities.

Item 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The principal executive officer and principal financial officer, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a−15(e) and 15d−15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

(b) Changes in Internal Controls.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2010.

DATAWATCH CORPORATION

/s/ Kenneth P. Bero
Kenneth P. Bero
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Murray P. Fish
Murray P. Fish
Chief Financial Officer
(Principal Financial Officer)