Form 10-K
period 2010-09-30
DATAWATCH CORP
filed 2010-12-17
CIK 792130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-19960

DATAWATCH CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	02-0405716
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐         Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes ☐   No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on March 31, 2010, the last business day of the Company’s most recently completed second fiscal quarter, as reported by the NASDAQ Capital Market was $11,515,725.

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of December 13, 2010 was 5,952,987.

Documents Incorporated By Reference

Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2010.  Portions of such Proxy Statement are incorporated by reference in Part III of this report.

DATAWATCH CORPORATION
ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Item 1.  BUSINESS

GENERAL

Datawatch Corporation (the “Company” or “Datawatch”), a leader in operational reporting and data analysis, helps companies make better decisions and solve business problems by creating a simpler and more accessible flow of useful information throughout the enterprise. Datawatch solutions transform the massive amounts of data and documents generated inside or outside a company into compliant, self-service actionable insight, without any changes needed to existing systems. Datawatch customers benefit from the right information, in the right format, at the right time from a wide range of sources.  More than 44,000 organizations worldwide have purchased Datawatch products including its market-leading Monarch desktop report activation and data mining software. Founded in 1985, Datawatch is based in Chelmsford, Massachusetts with offices in London, Sydney and Manila.

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

PRODUCTS

Operational Reporting and Data Analysis

Access to timely and actionable data is critical to the success of any organization.  Datawatch solutions empower end users to transform their existing operational reports and other data sources from static information into live analyzable data for more efficient and timely decision-making.  The Company’s products require no specialized programming skills and provide true self-service capabilities for end users. Solutions in this category are focused on: report and data access, data mining, transformation and integration, as well as data analysis and presentation.

Monarch™ – Datawatch is best known for its market-leading desktop report activation and business intelligence application called Monarch. More than 417,000 copies of Monarch have been licensed, with localized versions in English, French and German. Monarch transforms structured text files (reports, statements, etc.) into a live database that users can sort, filter, summarize, graph and export to other applications such as Microsoft Corporation’s Excel or Access. Monarch Professional Edition lets users extract and work with data in PDF and HTML files, databases, spreadsheets and ODBC and OLE DB sources as well as reports.  The Monarch product line represented approximately 50% of total revenues for the fiscal year 2010.

Monarch Data Pump™ – Monarch Data Pump provides powerful information delivery and data extract, transform and load capabilities in one automated solution, without requiring user programming. Combining Datawatch’s Monarch Report Activation/Data Mining engine with the Microsoft.NET framework, Monarch Data Pump delivers a highly scalable and easily administered solution to acquire, combine, and segment customized data, and can deliver that data in a wide variety of formats including Excel, on an automatic, scheduled basis. Monarch Data Pump Professional Edition adds high-volume data production, remote web administration, a web service interface and tight integration with Microsoft SharePoint and Microsoft SQL Server Integration Services.

Monarch RMS™ – Monarch RMS (Report Mining Server) is a web-based report activation and analysis solution that integrates with any existing Enterprise Record Management document or content management archiving solution including Datawatch BDS, IBM Content Manager OnDemand (CMOD) and Hyland OnBase. Monarch RMS opens up the corporate data locked in stored, static reports, enabling dynamic business-driven analysis of information in users’ web browsers or favorite productivity tools with no user programming.

Monarch BI Enterprise Server™ – Monarch BI Enterprise Server is an enterprise operational report activation and BI solution that provides web-enabled report storage, transformation and distribution, including data analysis, visualization and MS Excel integration, for easy to use and cost effective self-serve decision support. Monarch BI Enterprise Server allows organizations to quickly and easily deliver actionable operational data, derived from existing reporting systems and other database sources, with no new programming or report writing. Monarch BI Enterprise Server automatically stores report data in an enterprise report and document warehouse and provides users a unified point of entry to view, analyze and share information over the Internet. Designed to be scalable through thousands of users, Monarch BI Enterprise Server offers powerful additional features including dynamic on-line analytical process-type tools, XML forms generation, collaboration and subscription capabilities, live linking of report and database information and dashboarding capabilities. The Monarch BI Enterprise Server product line represented approximately 10% of total revenues for fiscal year 2010.

Datawatch Dashboards™ - Datawatch Dashboards is a fully interactive dashboard solution that gives all levels of users a visual overview of operational performance as well as the ability to monitor specific business processes and events. Utilizing information from existing databases (in real time if so desired) and other sources of data including Excel and reports, Datawatch Dashboards allows users to visualize data in over 60 eye-catching graphical chart types in a web browser. Users from senior level executives to operational staff can easily assess results, identify trends, reveal issues and rapidly initiate appropriate actions with Datawatch Dashboards.

Enterprise Content Management Solutions

        Organizations need to eliminate paper document archives, ensure preparedness for e-discovery, and effectively fulfill the demands of compliance regulations like Sarbanes-Oxley and HIPAA.  Datawatch content management software solutions are the answer by focusing on:  high volume compliant storage, document delivery, online presentment and ease of administration.

Datawatch BDS™ – Datawatch BDS (Business Document Server) is a high speed, high volume document archive system, storing text as well as images, intelligent data streams and unstructured content, complete with file compression and encryption. Datawatch BDS is capable of enabling thousands of end users to access and retrieve stored documents in a matter of seconds via the network or web. Datawatch BDS also offers optional advanced business modules including e-Notify for automatic email notification to end users of newly archived documents, Datawatch BDS Workflow for web-enabled enterprise business process management, Monarch RMS for web-enabled transformation of business documents into customized data for easy analysis and Datawatch BDS Records Management for the ability to organize and process documents and other content within a regulatory compliant plan. The Datawatch BDS product line represented approximately 19% of total revenues for fiscal year 2010.

Business Service Management Solutions

Staying ahead of the competition requires dramatically improving operating efficiency while delivering service efficiency at the lowest cost.  Our service management and workflow solutions provide a powerful answer by focusing on:  improving user service satisfaction, managing an organization’s infrastructure and using support resources effectively and efficiently.

Visual QSM™ – Visual QSM is a Web-enabled IT service management system that scales from a basic help desk system to a full business management solution that incorporates workflow and network management capabilities and provides web access to multiple databases while enabling customers to interact via a standard browser.  Visual QSM also provides advanced service level management capabilities, integrated change management features, business process automation tools and one of the industry’s easiest to learn and use interfaces.  The Visual QSM product line represented approximately 10% of total revenues for fiscal year 2010.

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

The Company also receives royalties for its iMergence iStore product primarily from a provider of services to the financial services industry. iMergence iStore is a report management solution which manages computer-generated reports, mines the data contained in them, and allows users to interactively merge and transform them into new reports.

The Company has determined that it has only one operating segment. See Note 8 to the Company’s Consolidated Financial Statements for information about the Company’s revenue by product line and geographic operations.

PRICING

The Company’s operational reporting and data analysis, enterprise content management and business service management products are primarily sold under server-based licenses with named-user and concurrent-user client licenses as follows:

Category/Product	Base Pricing	Typical Installation

Operational Reporting and Data Analysis
Monarch Standard & Pro	$699 - $849 per user	10 to 20 users
Monarch Data Pump Standard & Pro	$8,995 - $17,995 per server	1 Server
Monarch RMS	$25,000 - per server + CALs*	1 Server + 10 CALs -- $31,500**
Monarch BI Enterprise Server	$65,000 - per server + CALs*	1 Server + 30 CALs -- $95,000**
Datawatch Dashboards	$9,995 - per server + CALs*	1 Server + 10 CALs -- $15,995**

Enterprise Content Management
Datawatch BDS	$30,000 - per server + CALs*	1 Server + 50 CALs -- $70,000**

Business Service Management
Visual QSM	$25,000 - per server + CALs*	1 Server + 10 CALs -- $45,000**
Visual HD	$10,000 - per server + CALs*	1 Server + 5 CALs -- $16,000**
_________________________ * Client Access Licenses (CALs) ** Price is for software licenses only (maintenance / services not included)

MARKETING AND DISTRIBUTION

Datawatch sells its products through a variety of channels as follows:

Category	Channel

Operational Reporting and Data Analysis	Direct, value-added partners, system integrators, distributors, national resellers
Enterprise Content Management	Direct, value-added partners
Business Service Management	Direct

Datawatch is engaged in active sales of its products to end-users, including repeat and add-on sales to existing customers and sales to new customers.  Datawatch utilizes direct mail, the Internet, telemarketing and direct personal selling to generate its sales.

The Company uses a variety of marketing programs to create demand for its products. These programs include advertising, cooperative advertising with reseller partners, direct mail, exhibitor participation in industry shows, executive participation in press briefings, Internet-based marketing and on-going communication with the trade press.

The Company offers selected distributors the ability to return obsolete versions of its products and slow-moving products for credit. Based on its historical experience relative to products sold to these distributors, the Company believes that its exposure to such returns is minimal. It has provided a provision for such estimated returns in its financial statements.

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

Three customers, Ingram Micro, Inc., Tech Data Corporation and Lifeboat Distribution, individually accounted for the following percentages of total revenue for the periods indicated:

	Percentage of total revenue
	for the fiscal year ended
	September 30,
	2010	2009	2008

Ingram Micro, Inc.	11%	17%	21%

Tech Data Corporation	6%	7%	8%

Lifeboat Distribution	12%	5%	1%

No other customer accounted for more than 10% of the Company’s total revenue in fiscal 2010, 2009 or 2008.

Datawatch’s revenues from outside of the U.S. are primarily the result of sales through the direct sales force of its wholly-owned subsidiary, Datawatch International Limited and its subsidiaries (“Datawatch International”) and through international resellers. Such international sales (which are primarily in the UK) represented approximately 25%, 23% and 30% of the Company’s total revenue for fiscal 2010, 2009 and 2008, respectively.

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

Other Datawatch products have been developed through in-house software development or by independent software engineers hired under contract. Datawatch maintains source code and full product control for these products, which include Monarch RMS, Monarch BI Enterprise Server, Datawatch BDS, Visual QSM, and Visual HD products. Datawatch BDS, Monarch BI Enterprise Server, Visual QSM, and Visual HD are trademarks of Datawatch Corporation. Visual Help Desk is a registered trademark of Auxilor, Inc. (“Auxilor”), a wholly-owned subsidiary of Datawatch Corporation.

During fiscal 2004, the Company acquired Mergence Technologies Corporation which had a branch software development and testing office in the Philippines. Mergence, which was renamed Datawatch Technologies Corporation simultaneous with the acquisition, developed the iMergence iStore and Visual Insight products at its facilities in the United States and the Philippines prior to the acquisition. The Company has integrated the Philippines development branch as an alternative development, quality assurance, documentation and customer support facility for its other enterprise products.  iMergence is a registered trademark of Datawatch Corporation.

During fiscal 2006, the Company acquired the Integrated Document Archiving and Retrieval Systems (“IDARS”) business from ClearStory Systems, Inc., including Radiant Business Document Server, which was renamed Datawatch BDS.

The Company’s total research and development expense was $2,658,000, $2,433,000 and $2,966,000 for fiscal years 2010, 2009 and 2008, respectively.

BACKLOG

The Company’s software products are generally shipped within three business days of receipt of an order.  Accordingly, the Company does not believe that backlog for its products is a meaningful indicator of future business. The Company does maintain a backlog of services primarily related to its Datawatch BDS, Monarch BI Enterprise Server, Visual QSM, and Visual HD business. While this services backlog will provide future revenue to the Company, the Company believes that it is not a meaningful indicator of future business.

COMPETITION

The software industry is highly competitive and is characterized by rapidly changing technology and evolving industry standards. Datawatch has few direct competitors in the operational reporting and data analysis space as the Company sells on the basis of having a solution that is complimentary to most other application and business intelligence vendors. Datawatch does compete with a number of companies in the Enterprise Content Management and Business Service Management markets including IBM, ASG Software Solutions, CA Technologies, BMC Software and others that have substantially greater financial, marketing and technological resources than the Company. Competition in these industries is likely to intensify as current competitors expand their product lines and as new competitors enter the market.

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

EMPLOYEES

As of December 10, 2010, Datawatch had 93 full-time and 7 contract, temporary or part-time employees, including 23 engaged in marketing and sales; 27 engaged in product consulting, training and technical support; 24 engaged in product management, development and quality assurance; and 19 providing general, administrative, accounting, IT and software production and warehousing functions.

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

A Weak Global Economy and Softening in the Computer Software Market May Result in Decreased Revenues or Lower Revenue Growth Rates

The profitability of the Company’s business depends on the overall demand for computer software and services, particularly in the financial services markets and other markets in which it competes. Tighter credit and negative financial news resulting from the recent worldwide recession may continue to have an adverse affect on the market for computer software and result in significant fluctuations in the value of foreign currencies. Because the Company’s sales are primarily to major corporate customers, poor economic conditions may continue to soften the demand for computer software and services which may result in decreased revenues, lower revenue growth rates and reduced profitability. In addition, a weak global economy may result in longer sales cycles, reduced, deferred or cancelled orders, or greater than anticipated uncollectible accounts receivables. In a weakened economy, the Company cannot be assured that it will be able to effectively promote future growth in its software and services revenues or maintain profitability.

The Company’s Dependence on its Principal Products and the Development of Enhanced or New Products May Have a Material Adverse Effect on the Company’s Business, Financial Condition or Results of Operations

In the year ended September 30, 2010, Monarch, Datawatch BDS, Visual QSM, and Monarch BI Enterprise Server accounted for approximately 50%, 19%, 10% and 10%, respectively, of the Company’s total revenue. The Company is primarily dependent on its Monarch, Datawatch BDS, Visual QSM and Monarch BI Enterprise Server products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company. The Company’s future financial performance will depend in part on the successful introduction of new and enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

Fluctuations in Quarterly Operating Results Could Have a Material Adverse Effect on the Company’s Business, Financial Condition or Results of Operations

The Company’s future operating results could vary substantially from quarter-to-quarter because of uncertainties and/or risks associated with such things as current economic conditions, technological change, competition, delays in the introduction of products or product enhancements and general market trends. Historically, the Company has operated with minimal backlog of orders because its software products are generally shipped as orders are received. As a result, net sales in any quarter are substantially dependent on orders booked and shipped in that quarter. Further, any increases in sales under the Company’s subscription sales model could result in decreased revenues over the short term. Because the Company’s staffing and operating expenses are based on anticipated revenue levels and a high percentage of the Company’s costs are fixed in the short-term, small variations in the timing of revenues can cause significant variations in operating results from quarter-to-quarter. Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company can give no assurance that it will not experience such variations in operating results in the future or that such variations will not have a material adverse effect on its business, financial condition or results of operations.

Dependence on New Introductions and New Product Delays Could Have a Material Adverse Effect on the Company’s Business

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

The Market Price of the Company’s Stock Has Been and May Continue to Be Volatile

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

A Significant Percentage of the Company’s Total Revenue is Subject to Risks Associated with International Sales

In the years ended September 30, 2010, 2009 and 2008, international sales accounted for approximately 25%, 23% and 30%, respectively, of the Company’s total revenue. The Company anticipates that international sales will continue to account for a significant percentage of its total revenue. A significant portion of the Company’s total revenue will therefore be subject to risks associated with international sales, including further deterioration of international economic conditions, unexpected changes in legal and regulatory requirements, changes in tariffs, currency exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company’s intellectual property overseas, seasonality of sales and potentially adverse foreign tax consequences.

Past and Future Acquisitions may be Difficult to Integrate, Disrupt the Company’s Business, Dilute Stockholder Value or Divert Management Attention

Historically, the Company has acquired technology or businesses to supplement and expand its product offerings, including its May 2006 acquisition of the IDARS business from ClearStory Systems, Inc., its August 2004 acquisition of Mergence Technologies Corporation and its October 2002 acquisition of Auxilor, Inc. In the future, the Company could acquire additional products, technologies or businesses, or enter into joint venture arrangements, for the purpose of complementing or expanding its business and to address the need to develop new products. Acquisitions involve numerous risks including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management’s attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company.  Achieving and maintaining the anticipated benefits of an acquisition will depend in part upon whether the integration of the companies’ business is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries.

There may be Limitations on the Effectiveness of the Company’s Controls

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

The Company may be Adversely Impacted by Rapid Technological Change

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

The Company Faces Significant Competition in the Software Industry

The software market is highly competitive and characterized by continual change and improvement in technology. Several of the Company’s existing and potential competitors, including IBM, ASG Software Solutions, CA Technologies, BMC Software and others, have substantially greater financial, marketing and technological resources than the Company.  No assurance can be given that the Company will have the resources required to compete successfully in the future.

The Company’s Success is Dependent on Proprietary Software Technology

The Company’s success is dependent upon proprietary software technology. The Company does not own patents on any such technology and relies principally on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its rights to such proprietary technology. Despite such precautions, there can be no assurance that such steps will be adequate to deter misappropriation of such technology.

The Company Relies on Software Licensed from Third Parties

A majority of the Company’s products incorporate third-party proprietary technology which is generally licensed to the Company on an exclusive, worldwide basis. Failure by such third-parties to continue to develop technology for the Company and license such technology to the Company could have a material adverse effect on the Company’s business and results of operations.

The Company May Not be Able to Hire and Retain Highly Skilled Employees, Which Could Affect its Ability to Compete Effectively Because its Business is Technology-Based

Qualified personnel are in great demand throughout the software industry. The Company’s success depends, in large part, upon its ability to attract, train, motivate and retain highly skilled employees, particularly technical personnel and product development and professional services personnel, sales and marketing personnel and other senior personnel. The Company’s failure to attract and retain the highly trained technical personnel that are integral to the Company’s product development, professional services and direct sales teams may limit the rate at which the Company can generate sales and develop new products or product enhancements. A change in key management could result in transition and attrition in the affected department. This could have a material adverse effect on the Company’s business, operating results and financial condition.

Evolving Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses and Continuing Uncertainty

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Sarbanes-Oxley Act of 2002 and related SEC regulations as well as the listing standards of the NASDAQ Stock Market, have created and are continuing to create uncertainty for public companies. The Company continually evaluates and monitors developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs incurred or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. The Company is committed to maintaining high standards of corporate governance and public disclosure. As a result, the Company has invested resources to comply with evolving laws, regulations and standards. This investment has and may continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If the Company’s efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against the Company and it may be harmed.

The Failure of Indirect Distribution Channels Could Have a Material Adverse Effect on the Company’s Operating Results

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

Failure to Maintain an Adequate Sales Returns Reserve Could Have a Material Adverse Effect on the Company’s Financial Position and Results of Operations

Revenue from the Company’s sale of all software products (when separately sold) is generally recognized at the time of shipment. The Company estimates and maintains reserves for potential future product returns based on its experience and history with the Company’s various distributors and resellers as well as by monitoring inventory levels at such companies. While actual returns have historically been within the range estimated by management, future actual results could differ from the reserve for sales returns recorded, and this difference could have a material effect on the Company’s financial position and results of operations.

The Company’s Subscription Sales Model for its Enterprise Products Could Result in Decreased or Delayed Revenues and Cash Flows

The Company sells its enterprise products through the sale of perpetual licenses and through a subscription pricing model. The subscription pricing model allows customers to use the Company’s products at a lower initial cost of software acquisition when compared to the more traditional perpetual license sale. Although the subscription sales model is designed to increase the number of enterprise solutions sold and also reduce dependency on short-term sales by building a recurring revenue stream, it introduces increased risks for the Company primarily associated with the timing of revenue recognition and reduced cash flows. The subscription model delays revenue recognition when compared to the typical perpetual license sale and also, as the Company allows termination of certain subscriptions with 90 days notice, could result in decreased revenue for solutions sold under the model if the Company experiences a high percentage of subscription cancellations following the first 12 months of the subscription.  Further, as amounts due from customers are invoiced over the life of the subscription, there are delayed cash flows from subscription sales when compared to perpetual license sales.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

The Company is currently headquartered in 14,683 square feet of leased office space in Chelmsford, Massachusetts pursuant to a sublease agreement executed on September 28, 2005. The sublease expires in June

2011. The sublease contains annual rent escalations for each year of the sublease as well as an abatement of rent during the first twelve months of the sublease term. The aggregate rent for the remaining term of the sublease is approximately $133,000. In addition to rent, the sublease requires the Company to pay certain taxes, insurance and operating costs related to the leased facility based on the Company’s pro-rata share of such costs. The Company is also responsible for the costs of certain tenant improvements associated with the new facility but will be entitled to reimbursement for certain of such costs from the sublessor.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Registrant’s security holders during the last quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

The names, ages and titles of the executive officers of the Company as of December 10, 2010 are as follows:

Kenneth P. Bero	56	President, Chief Executive Officer and Director
Murray P. Fish	59	Chief Financial Officer, Vice President of Finance, Treasurer and Secretary
John H. Kitchen, III	55	Chief Marketing Officer, Senior Vice President and Assistant Secretary
Harvey C. Gross	61	Vice President, Product Management and Development
Robert W. Clemens	53	Vice President, Worldwide Sales
Daniel F. Incropera	46	Corporate Controller & Vice President

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

MURRAY P. FISH, Chief Financial Officer, Vice President of Finance, Treasurer and Secretary.  Mr. Fish was appointed Chief Financial Officer, Vice President of Finance, Treasurer and Assistant Secretary on March 26, 2007. Prior to joining Datawatch, Mr. Fish served as Chief Financial Officer of Cymfony, Inc., a marketing business intelligence company owned by TNS-MI.  From 2003 until 2005, Mr. Fish was the principal consultant at M.P. Fish Associates, where he provided financial consulting services to large public and private organizations. From 1998 until 2003, Mr. Fish was the Chief Financial Officer and a Director at Network-1 Security Solutions, Inc., a NASDAQ listed software development and services company.

JOHN H. KITCHEN, III, Chief Marketing Officer, Senior Vice President and Assistant Secretary. Mr. Kitchen was appointed Chief Marketing Officer & Senior Vice President effective April 1, 2007. Prior thereto, and since July 2001, Mr. Kitchen held the position of Senior Vice President of Desktop & Server Solutions. From July 2000 until July 2001, Mr. Kitchen was the Company’s Vice President of Marketing. Prior to July 2000, and since March 1998, Mr. Kitchen was the Company’s Director of Marketing. Prior to that, Mr. Kitchen was a marketing consultant to the Company.

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

PART II

Item 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Registrant’s common stock is listed and traded on the NASDAQ Capital Market (formerly the NASDAQ SmallCap Market) under the symbol DWCH.  The range of high and low closing prices during each fiscal quarter for the last two fiscal years is set forth below:

For the Year Ended	Common Stock
September 30, 2010	High ($)	Low ($)

4th Quarter	2.90	2.25
3rd Quarter	3.17	2.20
2nd Quarter	2.68	2.25
1st Quarter	2.68	2.10

For the Year Ended	Common Stock
September 30, 2009	High ($)	Low ($)

4th Quarter	2.77	1.43
3rd Quarter	1.97	1.26
2nd Quarter	1.93	0.84
1st Quarter	1.79	0.90

There were 88 shareholders of record as of December 10, 2010.  The Company believes that the number of beneficial holders of common stock is approximately 1,500. The last reported sale of the Company’s common stock on December 10, 2010 was at $3.55.

The Company has not paid any cash dividends and it is anticipated that none will be declared in the foreseeable future. The Company intends to retain future earnings, if any, to provide funds for the operation, development and expansion of its business.

The information set forth under the caption “Equity Compensation Plans” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2010 is incorporated herein by reference.

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for the periods indicated.  The selected consolidated financial data for and as of the end of the years in the five-year period ended September 30, 2010 are derived from the Consolidated Financial Statements of the Company.  The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes which appear elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data:
Years Ended September 30,	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Revenue	$17,674	$19,618	$23,030	$25,259	$20,811
Costs and Expenses	17,283	24,912	22,531	23,524	21,345
Income (Loss) from Operations	391	(5,294)	499	1,735	(534)
Net Income (Loss) (1)	$380	$(4,940)	$717	$1,669	$(555)

Earnings (Loss) per Common Share:
Basic (1)	$0.06	$(0.83)	$0.12	$0.30	$(0.10)
Diluted (1)	$0.06	$(0.83)	$0.12	$0.29	$(0.10)

Balance Sheet Data:
September 30,	2010	2009	2008	2007	2006
	(In thousands)

Total Assets	$11,487	$12,043	$18,169	$18,337	$16,025
Working Capital (Deficiency)	4,186	2,627	1,130	(279)	(2,465)
Long-Term Obligations	302	482	627	448	266
Shareholders’ Equity	5,679	5,166	10,082	9,020	6,956

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

GENERAL

Introduction

Datawatch is engaged in the design, development, manufacture, marketing, and support of business computer software primarily for the operational reporting and data analysis, data integration, enterprise content management and business service management markets to allow organizations to access and analyze information in a more meaningful fashion.

The Company’s principal products are Operational Reporting and Data Analysis Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Enterprise Server, Datawatch Dashboards and iMergence), Enterprise Content Management Solutions (including Datawatch BDS) and Business Service Management Solutions (including Visual QSM and Visual HD). Included in the above categories are:

•
Monarch, a desktop reporting and data analysis application that lets users extract and manipulate data from ASCII report files, PDF files or HTML files produced on any mainframe, midrange, client/server or PC system;

•
Monarch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats, such as Excel, via email;

•	Monarch RMS, a web-based report activation and analysis solution that integrates with any existing Enterprise Report Management document or content management archiving solution;
•
Monarch BI Enterprise Server, an enterprise operational report activation and business intelligence system that provides web-enabled report storage, transformation and distribution including data analysis, visualization and MS Excel integration for easy to use and cost effective self serve decision support;

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

The Company offers its enterprise products through perpetual licenses and subscription pricing models. Subscriptions automatically renew unless terminated with 90 days notice following the first year of the subscription term. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The subscription renewal rate is the same as the initial subscription rate. During fiscal years 2010, 2009 and 2008, subscription revenues were approximately $313,000, $489,000 and $600,000, respectively.

CRITICAL ACCOUNTING POLICIES

In the preparation of financial statements and other financial data, management applies certain accounting policies to transactions that, depending on judgments made by management, can result in different outcomes. In order for a reader to understand the following information regarding the financial performance and condition of the Company, an understanding of those accounting policies is important. Certain of those policies are comparatively more important to the Company’s financial results and condition than others. The policies that the Company believes are most important for a reader’s understanding of the financial information provided in this report are described below.

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

The Company has two types of software product offerings: Enterprise Software and Desktop and Server Software. Enterprise Software products are generally sold directly to end-users and through value added resellers. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Sales to distributors and resellers accounted for approximately 43%, 40% and 41%, of total sales for fiscal years 2010, 2009 and 2008, respectively. Revenue from the sale of all software products (when separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collectability is reasonably assured, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is customarily defined. The Company’s software products can be installed and used by customers on their own with little or no configuration required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations of the Company.

Desktop and Server Software products are generally not sold in multiple element arrangements. Enterprise Software sales are generally multiple element arrangements which may include software licenses, professional services and post-contract customer support. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to the software license. In applying the residual method, the Company deducts from the sale proceeds the vendor specific objective evidence (“VSOE”) of fair value of the professional services and post-contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and generally do not involve modification or customization of the software or any other unusual acceptance clauses or terms. Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post-contract customer support services is deferred and recognized ratably over the period of support (generally one year). Such deferred amounts are recorded as part of deferred revenue in the Company’s Consolidated Balance Sheets included herein.

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

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. Certain software products, including desktop versions of Monarch and Monarch Data Pump sold directly to end-users, include a guarantee under which such customers may return products within 30 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights. Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at, and the returns history with, the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by the Company. The Company’s returns reserves were $35,000 and $55,000 as of September 30, 2010 and 2009, respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the collectibility of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on the Company’s financial position and results of operations. The Company’s allowance for doubtful accounts was $129,000 and $160,000 as of September 30, 2010 and 2009, respectively.

Income Taxes

The Company has deferred tax assets primarily related to net operating loss carryforwards and tax credits that expire at different times through and until 2030. At September 30, 2010, the Company had U.S. federal tax loss carryforwards of approximately $6.5 million, expiring at various dates through 2030, including $366,000 resulting from the Mergence acquisition undertaken during 2004 which are subject to additional annual limitations as a result of the changes in Mergence’s ownership, and had approximately $894,000 in state tax loss carryforwards, which also expire at various dates through 2030. An alternative minimum tax credit of approximately $164,000 is available to offset future regular federal taxes. Research and development credits of approximately $571,000 expire beginning in 2011. In addition, the Company has the following foreign net operating loss carryforwards: United Kingdom losses of $7.3 million with no expiration date and Australian losses of $3.3 million with no expiration date.

Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets.  Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. Management does not believe the deferred tax assets are more likely than not to be realized and therefore a full valuation allowance has been provided against the deferred tax assets at September 30, 2010 and 2009. Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in the Company concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes. Total net deferred tax assets subject to the full valuation allowance were approximately $7.1 million as of September 30, 2010.

In relation to the Company’s asset purchase of the IDARS business, the applicable goodwill associated with this purchase was determined to be fully impaired and written off for book purposes under generally accepted accounting principles during fiscal year 2009 but is deductible over a 15 year life for tax reporting purposes. Accordingly, upon impairment, the Company recorded a deferred tax asset, with a corresponding full valuation allowance, for the future tax benefit of the goodwill based on the Company’s effective tax rate for the period. Prior to the full impairment assessment and write off of this goodwill, the Company was recording, for each reporting period, deferred tax expense and an offsetting deferred tax liability on the difference in tax amortization of intangibles with indefinite lives for US GAAP purposes based on the Company’s effective tax rate for the period. Deferred tax benefit recorded for the fiscal year 2009 was approximately $266,000. Deferred tax expense recorded for the fiscal year ended September 30, 2008 was approximately $115,000.

The Company adopted the accounting requirements for uncertain tax positions on October 1, 2007. The comprehensive model addresses the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In accordance with these requirements, the Company first determines whether a tax authority would “more likely than not” sustain its tax position if it were to audit the position with full knowledge of all the relevant facts and other information. For those tax positions that meet this threshold, the Company measures the amount of tax benefit based on the largest amount of tax benefit that the Company has a greater than 50% chance of realizing in a final settlement with the relevant authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. The Company maintains a cumulative risk portfolio relating to all of its uncertainties in income taxes in order to perform this analysis, but the evaluation of the Company’s tax positions requires significant judgment and estimation in part because, in certain cases, tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. The actual outcome of the Company’s tax positions, if significantly different from its estimates, could materially impact the financial statements.

Upon adoption of the accounting requirements for uncertain tax positions, the Company recorded a reduction of its deferred tax asset in the amount of $690,000 and a corresponding reduction to the tax asset valuation reserve of $690,000 for all identified uncertain tax positions, for any years open under the statute of limitations. At that time, the Company also recorded a $75,000 tax liability fully related to foreign tax exposure. During each of the fiscal years ended September 30, 2008, 2009 and 2010, the Company increased its tax liability by $25,000, resulting in a cumulative tax liability of $150,000 at September 30, 2010. These amounts have been recorded as an increase to other long-term liabilities on the Company’s Consolidated Balance Sheets.

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred.  Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life of the product (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product) which is generally 18 to 24 months. The net amount of capitalized software development costs and purchased software was approximately $396,000 and $1,106,000 at September 30, 2010 and 2009, respectively. During fiscal 2010, the Company capitalized approximately $3,000 of software development costs related to new products in development.

Valuation of Goodwill, Other Intangible Assets and Other Long-Lived Assets

Other intangible assets consist of internally developed software, acquired technology, patents, customer lists and non-compete agreements acquired through business combinations. The values allocated to these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset. The Company reviews other intangible assets and other long-lived assets whenever an indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Should the fair value of the Company’s long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary. No impairment charges were taken for amortizing intangible assets during fiscal year 2010.

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

The Company also tested its indefinite lived intangible asset for impairment at March 31, 2009 by comparing the fair value to the net book value of the asset. The Company estimated the fair value of its trademark using the relief-from-royalty method, which required assumptions related to projected revenues and assumed royalty rates that could be payable if it did not own the trademark, as well as an estimated discount rate. The results of the Company’s valuation analysis indicated that the trademark was fully impaired at March 31, 2009. Therefore, the Company recorded a non-cash impairment charge of approximately $285,000 in the three months ended March 31, 2009.

Accounting for Stock-Based Compensation

The Company recognizes stock-based compensation expense in accordance with generally accepted accounting principles which require that all share-based awards, including grants of employee stock options, be recognized in the financial statements based on their fair value.

The Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. For the fiscal year ended September 30, 2010, the Company recorded stock-based compensation expense of approximately $192,000. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

The Company uses an expected stock-price volatility assumption that is based on historical volatilities of the underlying stock which are obtained from public data sources. The Company believes this approach results in a reasonable estimate of volatility. For stock option grants issued during the fiscal year ended September 30, 2010, the Company used an expected stock-price volatility of 75% based upon the historical volatility at the time of issuance.

With regard to the expected option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect. For stock option grants issued during the year ended September 30, 2010, the Company used an expected option life assumption of 5 years.

With regard to the forfeiture rate assumption, the Company reviews historical voluntary turnover rates. For stock option grants issued during the fiscal year ended September 30, 2010, the Company used an annual estimated forfeiture rate of 10%. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from the Company’s consolidated financial statements. The operating results for any period should not be considered indicative of the results expected for any future period.

	Year Ended September 30,
	2010	2009	2008
REVENUE:
Software licenses and subscriptions	54.1%	55.7%	54.0%
Maintenance and services	45.9	44.3	46.0
Total revenue	100.0	100.0	100.0

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	13.5	11.5	9.6
Cost of maintenance and services	16.4	16.0	18.5
Sales and marketing	32.7	32.7	35.4
Engineering and product development	15.0	12.4	12.9
General and administrative	20.2	21.8	21.4
Impairment of goodwill and other intangible assets	—	32.6	—
Total costs and expenses	97.8	127.0	97.8
INCOME (LOSS) FROM OPERATIONS	2.2	(27.0)	2.2
Other income (expense), net	0.2	1.0	1.6
INCOME (LOSS) BEFORE INCOME TAXES	2.4	(26.0)	3.8
(Provision) benefit for income taxes	(0.2)	0.8	(0.7)
NET INCOME (LOSS)	2.2	(25.2)	3.1

Fiscal Year Ended September 30, 2010 as Compared to
Fiscal Year Ended September 30, 2009

Total Revenues

The following table presents total revenue, total revenue decrease and percentage change in total revenue for the years ended September 30, 2010 and 2009:

	Year Ended September 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands)

Software licenses and subscriptions	$9,563	$10,931	$(1,368)	-12.5%
Maintenance and services	8,111	8,687	(576)	-6.6%

Total revenue	$17,674	$19,618	$(1,944)	-9.9%

Revenue for the fiscal year ended September 30, 2010 was $17,674,000, which represents a decrease of $1,944,000 or approximately 10% from revenue of $19,618,000 for the fiscal year ended September 30, 2009. For fiscal 2010, Operational Reporting and Data Analysis Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Enterprise Server, Datawatch Dashboards and iMergence), Enterprise Content Management Solutions (including Datawatch BDS) and Business Service Management Solutions (including Visual QSM and Visual HD) revenue accounted for 71%, 19%, and 10% of total revenue, respectively, as compared to 71%, 17%, and 12%, respectively, for fiscal 2009.

Software license and subscription revenue for the fiscal year ended September 30, 2010 was $9,563,000 or approximately 54% of total revenue, as compared to $10,931,000 or approximately 56% of total revenue for the fiscal year ended September 30, 2009. This represents a decrease of $1,368,000 or approximately 13% from fiscal 2009. The overall decrease in software license and subscription revenue consists of a $1,348,000 decrease in Operational Reporting and Data Analysis Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Enterprise Server, Datawatch Dashboards and iMergence products), a $172,000 decrease in Business Service Management Solutions (including Visual QSM and Visual HD products) and a $152,000 increase in

Enterprise Content Management Solutions (including Datawatch BDS). The Company attributes the overall decrease in software licenses and subscription revenue to softened demand for computer software due to continued weakness in the global economy and customers’ redistributing licenses of laid-off employees internally in lieu of purchasing additional licenses.

Maintenance and services revenue for the fiscal year ended September 30, 2010 was $8,111,000 or approximately 46% of total revenue, as compared to $8,687,000 or approximately 44% of total revenue for the fiscal year ended September 30, 2009. This represents a decrease of $576,000 or approximately 7% from fiscal 2009. The decrease in maintenance and services revenue consists of a $379,000 decrease in Business Service Management Solutions (including Visual QSM and Visual HD products), a $122,000 decrease in Enterprise Content Management Solutions (including Datawatch BDS) and a $75,000 decrease in Operational Reporting and Data Analysis Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Enterprise Server, Datawatch Dashboards and iMergence products). The Company attributes the overall decrease in maintenance and services revenue to softened demand for computer software due to continued weakness in the global economy and lower renewal rates of annual maintenance contracts from existing customers.

Costs and Operating Expenses

The following table presents costs and operating expenses, increase (decrease) in costs and operating expenses and percentage changes in costs and operating expenses for the years ended September 30, 2010 and 2009:

	Year Ended September 30,		Increase /	Percentage
	2010	2009	(Decrease)	Change
	(in thousands)
Cost of software licenses and subscriptions	$2,382	$2,248	$134	6.0%
Cost of maintenance and services	2,893	3,135	(242)	-7.7%
Sales and marketing	5,786	6,423	(637)	-9.9%
Engineering and product development	2,658	2,433	225	9.2%
General and administrative	3,564	4,272	(708)	-16.6%
Impairment of goodwill and other intangible assets	—	6,401	(6,401)

Total costs and operating expenses	$17,283	$24,912	$(7,629)	-30.6%

Cost of software licenses and subscriptions for the fiscal year ended September 30, 2010 was $2,382,000 or approximately 25% of software license and subscription revenues, as compared to $2,248,000 or approximately 21% of software license and subscription revenues for the fiscal year ended September 30, 2009. The percentage and dollar increase in cost of software licenses and subscriptions is primarily due to higher software amortization costs associated with new products released during fiscal 2009.

Cost of maintenance and services for the fiscal year ended September 30, 2010 was $2,893,000 or approximately 36% of maintenance and services revenue, as compared to $3,135,000 or approximately 36% of maintenance and services revenue for the fiscal year ended September 30, 2009. The decrease in cost of maintenance and services is primarily due to lower wages and other employee-related costs due to decreased headcount as well as lower use of external consultants in 2010 as compared to fiscal 2009.

Sales and marketing expenses for the fiscal year ended September 30, 2010 were $5,786,000, or 33% of total revenue as compared to $6,423,000, or approximately 33% of total revenue for fiscal 2009.  The decrease in sales and marketing expenses of $637,000, or approximately 10%, is primarily due to lower wages, commissions and employee-related costs attributable to lower headcount as compared to the same period last year. Additionally, the Company incurred fewer promotional and travel-related expenses during the fiscal year ended September 30, 2010 due to the continued weakness in the global economy.

Engineering and product development expenses were $2,658,000, or 15% of total revenue for the fiscal year ended September 30, 2010 as compared to $2,433,000, or 12% of total revenue in fiscal 2009. The increase in engineering and product development expenses of $225,000, or approximately 9%, is primarily attributable to higher external consulting costs as compared to the same period last year. The lower expense amounts in fiscal 2009 were the result of development costs that were capitalized for new software releases in fiscal 2009.

General and administrative expenses were $3,564,000, or 20% of total revenue for the fiscal year ended September 30, 2010 as compared to $4,272,000, or 22% of total revenue in fiscal 2009. The decrease in general and administrative expenses of $708,000, or approximately 17%, is primarily attributable to lower employee-related costs, lower accounting and auditing fees and lower consulting costs.

Impairment of goodwill and other intangible assets of $6,401,000 in fiscal 2009 is attributable to the full impairment of the Company’s goodwill totaling $6,116,000 and an indefinite lived trademark totaling $285,000 which were recorded in the second quarter of fiscal 2009. The impairment assessment and resulting charge were completed and recorded in the three months ended March 31, 2009.

Interest income and other income (expense) includes primarily the following two components: interest income and miscellaneous income. Interest income for the fiscal year ended September 30, 2010 was approximately $2,000 as compared to $29,000 for fiscal 2009. The decrease in interest income is primarily the result of lower interest rates on interest-bearing cash and equivalents. Miscellaneous income for the fiscal year ended September 30, 2009 was approximately $26,000 and consisted primarily of old accounts receivable write-offs in the United Kingdom. There was no miscellaneous income in the fiscal year ended September 30, 2010.

Gain on foreign currency transactions for the fiscal year ended September 30, 2010 was $24,000 as compared to $138,000 for the fiscal year ended September 30, 2009. The foreign currency gains for both fiscal years were the result of foreign currency rate volatility between the Euro and the British Pound during these periods.

Income tax expense for the year ended September 30, 2010 was $37,000 as compared to income tax benefit of $161,000 for the year ended September 30, 2009. Income tax expense for fiscal 2010 includes a provision for uncertain tax positions relative to foreign taxes of $25,000 as well as minimum state tax liabilities, provision-to-return adjustments and foreign tax liabilities totaling $12,000. Income tax benefit for 2009 was primarily attributable to the reversal of the Company’s cumulative deferred tax liability of $319,000 related to its tax-deductible goodwill from the IDARS acquisition, which was determined to be fully impaired for book purposes as of March 31, 2009. The net income tax benefit was partially offset by deferred tax expense recorded up to the impairment date totaling $57,000, foreign income tax expense totaling $47,000, a provision for estimated alternative minimum taxes as well as minimum state tax liabilities totaling $29,000 and uncertain tax positions relative to foreign taxes totaling $25,000.

Net income for the year ended September 30, 2010 was $380,000, or $0.06 per diluted share, as compared to net loss of $4,940,000, or $(0.83) per diluted share, for the year ended September 30, 2009. Net loss for fiscal 2009 includes the impairment of goodwill and an indefinite lived trademark of $6,401,000. Excluding the effects of the goodwill and trademark impairment charge, non-GAAP net income for the year ended September 30, 2009 would have been $1,142,000, or $0.19 per diluted share.

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

Revenue for the fiscal year ended September 30, 2009 was $19,618,000, which represents a decrease of $3,412,000 or approximately 15% from revenue of $23,030,000 for the fiscal year ended September 30, 2008. For fiscal 2009, Operational Reporting and Data Analysis Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Enterprise Server, Datawatch Dashboards and iMergence), Enterprise Content Management Solutions (including Datawatch BDS) and Business Service Management Solutions (including Visual QSM and Visual HD) revenue accounted for 71%, 17%, and 12% of total revenue, respectively, as compared to 67%, 16%, and 17%, respectively, for fiscal 2008.

Software license and subscription revenue for the fiscal year ended September 30, 2009 was $10,931,000 or approximately 56% of total revenue, as compared to $12,435,000 or approximately 54% of total revenue for the fiscal year ended September 30, 2008. This represents a decrease of $1,504,000 or approximately 12% from fiscal 2008. The overall decrease in software license and subscription revenue consists of a $1,394,000 decrease in Operational Reporting and Data Analysis Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Enterprise Server, Datawatch Dashboards and iMergence products), a $185,000 decrease in Business Service Management Solutions (including Visual QSM and Visual HD products) and a $75,000 increase in Enterprise Content Management Solutions (including Datawatch BDS). The Company attributes the overall decrease in software licenses and subscription revenue to lower currency exchange rates in 2009 for the British Pound as compared to the U.S. dollar, softened demand for computer software due to the worldwide recession, and customers’ redistributing licenses of laid off employees internally. The decrease in Operational Reporting and Data Analysis Solutions is primarily due to decreased Monarch license sales as a result of the global recession as compared to fiscal 2008.

Maintenance and services revenue for the fiscal year ended September 30, 2009 was $8,687,000 or approximately 44% of total revenue, as compared to $10,595,000 or approximately 46% of total revenue for the fiscal year ended September 30, 2008. This represents a decrease of $1,908,000 or approximately 18% from fiscal 2008. The decrease in maintenance and services revenue consists of a $1,309,000 decrease in Business Service Management Solutions (including Visual QSM and Visual HD products), a $467,000 decrease in Enterprise Content Management Solutions (including Datawatch BDS) and a $132,000 decrease in Operational Reporting and Data Analysis Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Enterprise Server, Datawatch Dashboards and iMergence products). The Company attributes the overall decreases in maintenance and services revenue to lower currency exchange rates in 2009 for the British Pound as compared to the U.S. Dollar, softened demand for computer software due to the worldwide recession, and lower renewal rates of annual maintenance contracts from existing customers. The decrease in Business Service Management Solutions revenue was also the result of less demand for professional services work related to this product line while customers waited for the release of the Company’s Visual QSM for the Web product which was introduced in the third quarter of fiscal 2009.

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

Interest income and other income (expense) for fiscal year 2009 includes primarily the following two components: interest income and miscellaneous income. Interest income for the fiscal year ended September 30, 2009 was $29,000 as compared to $130,000 for fiscal 2008. Interest income was lower due to lower interest rates in 2009 due to the worldwide recession. Miscellaneous income for the fiscal year ended September 30, 2009 was $26,000 as compared to $15,000 for fiscal 2008. Interest income and other income (expense) for the fiscal year ended September 30, 2008 also included a $147,000 gain on the complete dissolution of the Company’s French and German subsidiaries (Datawatch France SARL and Datawatch GmbH). This amount represented the cumulative effect of translation adjustments related to the consolidation of these subsidiaries which were previously accumulated and reported in the shareholders’ equity section of the Company’s consolidated balance sheets.

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

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities and equipment in the U.S. and overseas under noncancelable operating leases that expire through 2013. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $301,000, $318,000 and $440,000 for fiscal years 2010, 2009 and 2008, respectively.

As of September 30, 2010, contractual obligations include minimum rental commitments under non-cancelable operating leases and other liabilities related to uncertain tax positions as follows (in thousands):

		Less than 1			More than
Contractual Obligations:	Total	Year	1-3 Years	3-5 Years	5 Years

Operating Lease Obligations	$275	$273	$2	$—	$—
Other Liabilities	$150	$—	$—	$—	$150

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $1,436,000, $1,580,000 and $1,779,000, respectively, for the years ended September 30, 2010, 2009 and 2008.  The Company is not obligated to pay any minimum amounts for royalties.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation. The purchase agreement included a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch Researcher and Visual Insight products until September 30, 2010. No amounts were expensed under this agreement for the fiscal year ended September 30, 2010. The Company expensed approximately $5,000 and $4,000 for the fiscal years ended September 30, 2009 and 2008, respectively, for royalty payments to Mergence.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2010.

The Company is required by a sublease agreement related to its Chelmsford, Massachusetts facility to provide a letter of credit originally in the amount of $125,000 as a security deposit to the landlord of amounts due under the lease. In accordance with the terms of its sublease agreement, the Company is allowed to reduce its letter of credit by approximately $18,000 annually following the completion of the first three years of its lease arrangement, which occurred during the first quarter of fiscal year 2009. Cash on deposit providing security in the amount of this letter of credit was $89,000 and $107,000 as of September 30, 2010 and 2009, respectively, and is classified as restricted cash in the Company’s consolidated balance sheets.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of September 30, 2010.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of September 30, 2010.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these potential obligations as of September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At September 30, 2010, the Company had $7,053,000 of cash and equivalents, an increase of $1,404,000 from September 30, 2009.

At September 30, 2010, the Company had working capital of approximately $4,186,000 as compared to $2,627,000 as of September 30, 2009. The Company expects cash flows from operations to remain positive as it anticipates profitability in the future. However, if the Company’s cash flow from operations were to decline significantly, it may need to consider further reductions to its operating expenses. The Company does not anticipate additional cash requirements to fund significant growth or the acquisition of complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that the Company will be able to issue additional equity or obtain a new credit facility at attractive prices or rates, or at all.

The Company had net income of approximately $380,000 for the year ended September 30, 2010 as compared to a net loss of approximately $4,940,000 for the year ended September 30, 2009 and net income of approximately $717,000 for the year ended September 30, 2008. The net loss in fiscal year 2009 was the result of a non-cash charge of $6.4 million related to the impairment of goodwill and a trademark. During the years ended September 30, 2010, 2009 and 2008, approximately $1,569,000, $1,968,000 and $1,838,000, respectively, of cash was provided by the Company’s operations. During fiscal year 2010, the main source of cash from operations was net income adjusted for depreciation and amortization as well as a decrease in accounts receivable.

Net cash used in investing activities for the year ended September 30, 2010 of $98,000 is primarily related to the purchase of property and equipment which was partially offset by a reduction in the Company’s letter of credit pursuant to its sublease agreement for its Chelmsford, Massachusetts facility.

The Mergence purchase agreement dated August 11, 2004 included a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch Researcher and Visual Insight products for a period of six years. As the cash payments were based on recognized revenue and no minimum payments were required, they did not have a significant impact on the Company’s liquidity or cash flows. See the section titled “Off Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments” included elsewhere herein for a more complete disclosure of the Company’s commitments and contingent liabilities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The ASU introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements or disclosures.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition”.  This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Entities may elect to adopt the amendments in the ASU retrospectively for all prior periods. The Company does not expect the adoption of these provisions to have a material effect on its consolidated financial statements.

Item 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At September 30, 2010, the Company did not participate in or hold any derivative financial instruments or commodity instruments.  The Company holds no investment securities that possess significant market risk.

Primary Market Risk Exposures

The Company’s primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by the Company’s foreign subsidiaries and are denominated in local currency. Approximately 25%, 23% and 30% of the Company’s revenues for 2010, 2009 and 2008, respectively, were from foreign subsidiaries. In addition, approximately 20%, 18% and 31% of the Company’s operating expenses for fiscal 2010, 2009 and 2008, respectively, were from foreign subsidiaries.

The Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in several currencies, of which the most significant to our operations has historically been the British Pound. The Company’s exposure to currency exchange rate fluctuations has historically been modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to the Company’s international subsidiaries, if any, are usually considered to be of a long-term investment nature. Accordingly, the majority of currency movements are reflected in the Company’s other comprehensive income (loss). There are, however, certain situations where the Company will invoice customers in currencies other than its own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in foreign currency transaction gains (losses) in the consolidated statements of operations. Foreign currency transaction gains for the fiscal years ended September 30, 2010, 2009 and 2008 were $24,000, $138,000 and $79,000, respectively. The Company’s gain on foreign currency transactions was more significant in fiscal years 2009 and 2008 due to the worldwide recession and fluctuations in the currency markets. Currently, the Company does not engage in foreign currency hedging activities.

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

We have audited the accompanying consolidated balance sheet of Datawatch Corporation and subsidiaries (the “Company”) as of September 30, 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datawatch Corporation and subsidiaries as of September 30, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP

Boston, Massachusetts
December 17, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Datawatch Corporation
Chelmsford, Massachusetts

We have audited the accompanying consolidated balance sheet of Datawatch Corporation and subsidiaries (the “Company”) as of September 30, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years ended September 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Datawatch Corporation and subsidiaries as of September 30, 2009, and the results of their operations and their cash flows for the years ended September 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, on October 1, 2007, the Company changed its method of accounting for uncertain tax positions to conform to new authoritative guidance issued by the Financial Accounting Standards Board.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 21, 2009

DATAWATCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and equivalents	$7,053	$5,649
Accounts receivable, less allowance for doubtful accounts and sales returns	2,228	2,968
of $164 in 2010 and $215 in 2009
Inventories	39	65
Prepaid expenses	283	340
Restricted cash	89	—
Total current assets	9,692	9,022

Property and equipment:
Office furniture and equipment	1,187	1,136
Software	475	464
Leasehold improvements	509	509
	2,171	2,109
Less accumulated depreciation and amortization	(1,831)	(1,611)
Net property and equipment	340	498

Intangible assets, net	1,434	2,397
Restricted cash	—	107
Other long-term assets	21	19
Total assets	$11,487	$12,043

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$473	$761
Accrued expenses	1,606	1,915
Deferred revenue	3,427	3,719
Total current liabilities	5,506	6,395

LONG-TERM LIABILITIES:
Deferred rent	—	55
Deferred revenue - long-term	152	302
Other liabilities	150	125
Total long-term liabilities	302	482

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 20,000,000 shares authorized;	60	59
issued, 5,958,237 shares and 5,940,085 shares, respectively;
outstanding, 5,943,991 shares and 5,925,839 shares, respectively
Additional paid-in capital	23,826	23,634
Accumulated deficit	(16,990)	(17,370)
Accumulated other comprehensive loss	(1,077)	(1,017)
	5,819	5,306
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	5,679	5,166

Total liabilities and shareholders’ equity	$11,487	$12,043

See notes to consolidated financial statements.

DATAWATCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended September 30,
	2010	2009	2008
REVENUE:
Software licenses and subscriptions	$9,563	$10,931	$12,435
Maintenance and services	8,111	8,687	10,595
Total revenue	17,674	19,618	23,030

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	2,382	2,248	2,218
Cost of maintenance and services	2,893	3,135	4,271
Sales and marketing	5,786	6,423	8,153
Engineering and product development	2,658	2,433	2,966
General and administrative	3,564	4,272	4,923
Impairment of goodwill and other intangible assets	—	6,401	—
Total costs and expenses	17,283	24,912	22,531

INCOME (LOSS) FROM OPERATIONS	391	(5,294)	499
Interest income and other income (expense), net	2	55	292
Foreign currency transaction gains	24	138	79

INCOME (LOSS) FROM OPERATIONS BEFORE
INCOME TAXES	417	(5,101)	870
(Provision) benefit for income taxes	(37)	161	(153)

NET INCOME (LOSS)	$380	$(4,940)	$717

Net income (loss) per share - Basic:	$0.06	$(0.83)	$0.12
Net income (loss) per share - Diluted:	$0.06	$(0.83)	$0.12

Weighted-average shares outstanding - basic	5,936	5,920	5,835
Weighted-average shares outstanding - diluted	6,061	5,920	6,035

See notes to consolidated financial statements.

DATAWATCH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years Ended September 30, 2010, 2009 and 2008
(In thousands, except share amounts)

					Accumulated
			Additional		Other	Comprehensive
	Common Stock		Paid-In	Accumulated	Comprehensive	Income/	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	(Loss)	Shares	Amount	Total
BALANCE,
OCTOBER 1, 2007	5,647,666	$56	$22,684	$(13,072)	$(508)		(14,246)	$(140)	$9,020
Cumulative effect of change in accounting for uncertain tax positions				(75)					(75)
Stock options exercised/
vesting of restricted stock	280,938	3	512						515
Stock-based compensation
expense			225						225
Comprehensive income (loss):
Translation adjustments					(320)	(320)			(320)
Net income				717		717			717
Total comprehensive income						$397

BALANCE,
SEPTEMBER 30, 2008	5,928,604	59	23,421	(12,430)	(828)		(14,246)	(140)	10,082
Stock options exercised/
vesting of restricted stock	11,481	—	—						—
Stock-based compensation
expense			213						213
Comprehensive income (loss):
Translation adjustments					(189)	(189)			(189)
Net loss				(4,940)		(4,940)			(4,940)
Total comprehensive loss						$(5,129)

BALANCE,
SEPTEMBER 30, 2009	5,940,085	59	23,634	(17,370)	(1,017)		(14,246)	(140)	5,166
Stock options exercised/
vesting of restricted stock	18,152	1							1
Stock-based compensation
expense			192						192
Comprehensive income (loss):
Translation adjustments					(60)	(60)			(60)
Net income				380		380			380
Total comprehensive income						$320

BALANCE,
SEPTEMBER 30, 2010	5,958,237	$60	$23,826	$(16,990)	$(1,077)		(14,246)	$(140)	$5,679

See notes to consolidated financial statements.

DATAWATCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$380	$(4,940)	$717
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Impairment of goodwill and other intangible assets	—	6,401	—
Depreciation and amortization	1,234	1,058	861
Provision for doubtful accounts and sales returns	(50)	(12)	(67)
Loss (gain) on disposal of equipment	—	1	(1)
Gain on disolution of foreign subsidiaries	—	—	(147)
Stock-based compensation	192	213	225
Deferred income taxes	—	(262)	115
Changes in current assets and liabilities, net of effects of the acquisition of IDARS:
Accounts receivable	782	185	819
Inventories	26	(9)	(9)
Prepaid expenses and other assets	56	14	164
Accounts payable, accrued expenses and other liabilities	(621)	(691)	(590)
Deferred revenue	(430)	10	(249)
Cash provided by operating activities	1,569	1,968	1,838

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures	(110)	(99)	(237)
Proceeds from sale of equipment	—	—	2
Purchase of IDARS business, net of cash acquired	—	—	(424)
Capitalized software development costs	(3)	(831)	(411)
Decrease in restricted cash	18	18	—
(Increase) decrease in other assets	(3)	3	40
Cash used in investing activities	(98)	(909)	(1,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	1	515
Cash provided by financing activities	—	1	515

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
EQUIVALENTS	(67)	(296)	(279)

INCREASE IN CASH AND EQUIVALENTS	1,404	764	1,044
CASH AND EQUIVALENTS, BEGINNING OF YEAR	5,649	4,885	3,841
CASH AND EQUIVALENTS, END OF YEAR	$7,053	$5,649	$4,885

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$35	$12	$23

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

The Company has two types of software product offerings: (1) Enterprise Software and (2) Desktop and Server Software. Enterprise Software products are sold directly to end-users and through value added resellers. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Sales to distributors and resellers accounted for approximately 43%, 40% and 41%, of total sales for the years ended September 30, 2010, 2009 and 2008, respectively. Revenue from the sale of all software products (when separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collectability is reasonably assured, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is customarily defined. The Company’s software products can be installed and used by customers on their own with little or no configuration required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

Desktop and Server Software products are generally not sold in multiple element arrangements. Enterprise Software sales are generally multiple element arrangements which may include software licenses, professional services and post-contract customer support. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to the software license. In applying the residual method, the Company deducts from the sale proceeds the VSOE of fair value of the professional services and post-contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and generally do not involve modification or customization of the software or any unusual acceptance clauses or terms. Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post-contract customer support services is deferred and recognized ratably over the period of support (generally one year). Such deferred amounts are recorded as part of deferred revenue in the Company’s consolidated balance sheets.

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

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. Certain software products, including desktop versions of Monarch and Monarch Data Pump sold directly to end-users, include a guarantee under which such customers may return products within 30 days for a full refund. Additionally, the Company provides its distributors with stock-balancing rights. Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at, and the returns history with, the various distributors and resellers, which the Company monitors frequently.

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

For the fiscal years ended September 30, 2010, 2009 and 2008, changes to and ending balances of the allowance for doubtful accounts were approximately as follows:

	2010	2009	2008
	(in thousands)

Allowance for doubtful accounts balance - beginning of year	$160	$171	$223
Additions to the allowance for doubtful accounts	99	76	62
Deductions against the allowance for doubtful accounts	(130)	(87)	(114)
Allowance for doubtful accounts balance - end of year	$129	$160	$171

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

For the fiscal years ended September 30, 2010, 2009 and 2008, changes to and ending balances of the sales returns reserve were approximately as follows:

	2010	2009	2008
	(in thousands)

Sales returns reserve balance - beginning of year	$55	$65	$80
Additions to the sales returns reserve	12	45	93
Deductions against the sales returns reserve	(32)	(55)	(108)
Sales returns reserve balance - end of year	$35	$55	$65

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

For the fiscal years ended September 30, 2010, 2009 and 2008, amounts related to capitalized and purchased software development costs were approximately as follows:

	2010	2009	2008
	(in thousands)

Capitalized and purchased software balance - beginning of year	$1,106	$664	$395
Capitalized software development costs	3	831	411
Amortization of capitalized software development costs and
purchased software	(713)	(389)	(142)
Capitalized and purchased software balance - end of year	$396	$1,106	$664

Cash and Equivalents

Cash and equivalents include cash on hand, cash deposited with banks and highly liquid securities consisting of money market investments. The Company’s cash equivalents are carried at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company classifies the inputs used to measure fair value into the following hierarchy:
•	Level 1 – Observable inputs such as quoted prices in active markets;
•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents information about the Company’s cash equivalents measured at fair value on a recurring basis at September 30, 2010 and 2009 (in thousands):

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Balance at September 30, 2010
Money market funds	$2,233	$2,233	$—	$—

Balance at September 30, 2009
Money market funds	$2,232	$2,232	$—	$—

Concentration of Credit Risks and Major Customers

The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary credit terms. Two customers, Ingram Micro Inc. and Lifeboat Distribution, individually accounted for the following percentages of total revenue and accounts receivable for the periods indicated:

	Percentage of total revenue			Percentage of total
	for the year ended			accounts receivable at
	September 30,			September 30,
	2010	2009	2008	2010	2009

Ingram Micro, Inc.	11%	17%	21%	11%	24%

Lifeboat Distribution	12%	*	*	21%	*

* Amounts represent less than 10% for indicated periods.

The Company sells to Ingram Micro Inc. and Lifeboat Distribution under separate distribution agreements, which automatically renew for successive one-year terms unless terminated. Other than these two customers, no other customer constitutes a significant portion (more than 10%) of revenues or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Deferred Revenue

Deferred revenue consisted of the following at September 30:

	2010	2009
	(in thousands)

Maintenance	$3,350	$3,666
Other	229	355
Total	3,579	4,021

Less: Long-term portion of deferred maintenance	(152)	(302)

Current portion of deferred revenue	$3,427	$3,719

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

Property and Equipment

Property and equipment consists of office equipment, furniture and fixtures, software and leasehold improvements, all of which are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or over the terms, if shorter, of the related leases. Useful lives and lease terms range from three to seven years. Depreciation and amortization expense related to property and equipment was $267,000, $332,000 and $352,000, respectively, for the years ended September 30, 2010, 2009 and 2008.

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

Goodwill and Other Intangible Assets

Other intangible assets consist of internally developed software, acquired technology, patents, customer lists and non-compete agreements acquired through business combinations. The values allocated to the majority of these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in cost of software licenses and subscriptions. The values allocated to customer relationships and non-compete agreements are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in sales and marketing expenses. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

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

The Company also tested its indefinite lived intangible asset for impairment at March 31, 2009 by comparing the fair value to the net book value of the asset. The results of the Company’s valuation analysis indicated that the trademark was fully impaired at March 31, 2009. Therefore, the Company recorded an impairment charge of approximately $285,000 in the three months ended March 31, 2009.

Changes in the carrying amounts of goodwill for the year ended September 30, 2009 were as follows (in thousands):

Balance at beginning of year	$6,116
Impairment charge	(6,116)
Balance at end of year	$—

The Company has the following other intangible assets as of September 30, 2010 and 2009:

	Weighted	September 30, 2010			September 30, 2009
Identified	Average	Gross			Gross
Intangible	Useful Life	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
Asset	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)

Capitalized software	2	$2,662	$2,287	$375	$2,659	$1,673	$986
Purchased software	5	700	679	21	700	580	120
Patents	20	160	49	111	160	41	119
Customer lists	10	1,790	863	927	1,790	697	1,093
Non-compete agreements	4	640	640	—	640	561	79
Trademark	2	21	21	—	21	21	—

Total		$5,973	$4,539	$1,434	$5,970	$3,573	$2,397

The intangible asset amounts amortized to cost of software licenses and subscriptions totaled $721,000, $407,000 and $160,000 for fiscal 2010, 2009 and 2008, respectively. Intangible asset amounts amortized to sales and marketing expense totaled $245,000, $319,000 and $349,000, respectively.

As of September 30, 2010, the estimated future amortization expense related to amortizing intangible assets was as follows (in thousands):

Fiscal Years Ending September 30,

2011	$556
2012	188
2013	174
2014	174
2015	174
Thereafter	168

Total estimated future amortization expense	$1,434

Restricted Cash

At September 30, 2009, restricted cash consisted of a $107,000 security deposit in the form of an irrevocable letter of credit held in escrow for the landlord of the Company’s Chelmsford, MA corporate offices. In accordance with the terms of its sublease agreement, the Company is allowed to reduce its letter of credit by approximately $18,000 annually following the completion of the first three years of its lease arrangement, which occurred during the first quarter of fiscal year 2009.  Accordingly, the restricted cash balance is $89,000 as of September 30, 2010 which is classified as a current asset on the Company’s consolidated balance sheet at September 30, 2010 due to the scheduled maturity of the Company’s sublease agreement in June 2011.

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

The Company follows the accounting guidance for uncertain tax positions. This guidance clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the impact, when dilutive, of the exercise of stock options and the vesting of restricted stock units using the treasury stock method. Diluted net loss per share is the same as basic net loss per share as the potentially dilutive securities are all antidilutive.

The following table presents the options that were not included in the computation of diluted net income (loss) per share, because the effect was antidilutive for the years ended September 30, 2010, 2009 and 2008:

	2010	2009	2008

Quantity of option shares not included	270,916	548,800	227,751
Weighted-average exercise price	$4.46	$3.05	$5.00

Foreign Currency Translations and Transactions

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at rates in effect at each balance sheet date. Revenues, expenses and cash flows are translated into U.S. dollars at average rates prevailing when transactions occur. The related translation adjustments are reported as a separate component of shareholders’ equity under the heading “Accumulated Other Comprehensive Loss.” Gains and losses resulting from transactions that are denominated in currencies other than the applicable unit’s functional currency are included in the operating results of the Company and were $24,000, $138,000 and $79,000 for the years ended September 30, 2010, 2009 and 2008, respectively.

Advertising and Promotional Materials

Advertising costs are expensed as incurred and amounted to $151,000, $209,000 and $281,000 in 2010, 2009 and 2008, respectively. Direct mail/direct response costs are expensed over the period in which the associated revenue is recognized, generally three to six months from the date of the mailing. Direct mail expense was $48,000, $164,000 and $54,000 in 2010, 2009 and 2008, respectively. Deferred direct mail/direct response costs were $4,000 and $3,000 at September 30, 2010 and 2009, respectively, and are included under the caption “Prepaid Expenses” in the accompanying consolidated balance sheets.

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

Comprehensive Income (Loss)

The only item other than net income (loss) that is included in comprehensive income (loss) is foreign currency translation adjustments. Foreign currency translation losses arising during fiscal 2010, 2009 and 2008 were $60,000, $189,000, and $320,000, respectively.

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

Guarantees and Indemnifications

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. The Company has never incurred significant expense under its product or service warranties and does not expect to do so in the future. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2010 or 2009.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of September 30, 2010 or 2009.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of September 30, 2010 or 2009.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy limits the Company’s exposure and would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage for directors, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these potential obligations as of September 30, 2010 or 2009.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The ASU introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements or disclosures.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition”. This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Entities may elect to adopt the amendments in the ASU retrospectively for all prior periods. The Company does not expect the adoption of these provisions to have a material effect on its consolidated financial statements.

2.	INVENTORIES

Inventories consisted of the following at September 30:

	2010	2009
	(in thousands)

Raw materials	$22	$34
Finished goods	17	31

Total	$39	$65

3.	ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30:

	2010	2009
	(in thousands)

Accrued salaries and benefits	$171	$190
Accrued royalties and commissions	897	1,119
Accrued professional fees	207	235
Other	331	371

Total	$1,606	$1,915

4.        COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire through 2013. The lease agreements generally provide for the payment of minimum annual rentals, pro-rata share of taxes, and maintenance expenses. Rental expense for all operating leases was $301,000, $318,000 and $440,000 for the years ended September 30, 2010, 2009 and 2008, respectively.  Certain of the Company’s facility leases include options to renew.

As of September 30, 2010, minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

Years Ending September 30,

2011	$273
2012	1
2013	1

Total future minimum lease payments	$275

Royalties

The Company is obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses and subscriptions was approximately $1,436,000, $1,580,000 and $1,779,000 for the years ended September 30, 2010, 2009 and 2008, respectively. The Company is not obligated to pay any minimum amounts for royalties.

On August 11, 2004, the Company acquired 100% of the shares of Mergence Technologies Corporation.  The purchase agreement includes a provision for quarterly cash payments to the former Mergence shareholders equal to 10% of revenue, as defined, of the Datawatch Researcher and Visual Insight products until September 30, 2010. No amounts were expensed under this agreement for the fiscal year ended September 30, 2010. The Company expensed approximately $5,000 and $4,000, respectively, for the fiscal years ended September 30, 2009 and 2008.

Contingencies

From time to time, the Company is subject to claims and may be party to actions that arise in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company’s consolidated financial condition or results of operations.

5.	INCOME TAXES

Income (loss) from operations before income taxes consists of the following for the years ended September 30:

	2010	2009	2008
	(in thousands)

Domestic	$399	$(5,336)	$(2)
Foreign	18	235	872

Total	$417	$(5,101)	$870

The provision (benefit) for income taxes consisted of the following for the years ended September 30:

	2010	2009	2008
	(in thousands)
Current:
Federal	$—	$15	$—
State	17	18	13
Foreign	26	72	25
	43	105	38

Deferred:
Federal	390	(750)	295
State	(168)	(199)	8
Change in valuation allowance	(228)	683	(188)
	(6)	(266)	115

Total provision (benefit)	$37	$(161)	$153

At September 30, 2010, the Company had U.S. federal tax loss carryforwards of approximately $6.5 million, expiring at various dates through 2030, including $366,000 resulting from the Mergence acquisition during 2004 which are subject to additional annual limitations as a result of the changes in Mergence’s ownership, and had approximately $894,000 in state tax loss carryforwards, which also expire at various dates through 2030. An alternative minimum tax credit of approximately $164,000 is available to offset future regular federal taxes. Research and development credits of approximately $571,000 expire beginning in 2011. In addition, the Company has the following net operating loss carryforwards: United Kingdom losses of $7.3 million with no expiration date and Australia losses of $3.3 million with no expiration date.

The components of the Company’s net deferred tax assets are as follows at September 30:

	2010	2009	2008
	(in thousands)
Deferred tax liabilities:
Goodwill amortization	$—	$—	$(262)
Prepaid expenses	(37)	(39)	(27)
Acquired intangibles	(43)	(46)	(84)
	(80)	(85)	(373)
Deferred tax assets:
Net operating loss carryforwards	4,793	4,850	3,563
Research and development credits	571	525	397
Accounts and notes receivable reserves	48	58	69
Alternative minimum tax credits	164	166	157
Depreciation and amortization	1,412	1,617	349
Deferred rent	21	46	71
Other	122	102	184
	7,131	7,364	4,790

Total	7,051	7,279	4,417

Valuation allowance	(7,051)	(7,279)	(4,679)

Deferred tax liability, net	$—	$—	$(262)

For financial reporting purposes, the Company had profitable income from domestic operations in 2010 but incurred losses from domestic operations in 2008 and 2009. The Company had domestic taxable losses in both 2010 and 2008 and had marginal domestic taxable income in 2009 as the Company’s subsidiaries in the United Kingdom are treated as branches on the domestic tax returns and, accordingly, any losses at such subsidiaries are recorded on the domestic income tax returns. Prior to the results of the last three years, the Company experienced significant losses from operations, both domestically and internationally, over several prior years. The Company has also had a history of certain state net operating loss carryforwards expiring. Approximately $3.7 million, $341,000 and $6.8 million of state net operating loss carryforwards expired in fiscal 2010, 2009 and 2008, respectively. Accordingly, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided.

The Company recognized deferred tax liabilities for the excess of tax-deductible goodwill over goodwill for financial reporting purposes. The tax benefit for the excess tax-deductible goodwill is recognized when realized on the tax return. During fiscal year 2006, Datawatch acquired the business assets of IDARS that resulted in tax-deductible amortization being recognized as a deferred tax expense. As the goodwill was deducted for tax purposes, a deferred tax expense was recognized each year with a corresponding deferred tax liability equal to the excess of tax amortization over the amortization for financial reporting purposes. During the fiscal years ended September 30, 2009 and 2008, the Company recorded deferred tax expense of approximately $57,000 and $115,000, respectively. During fiscal year 2009, the applicable goodwill associated with this purchase was determined to be fully impaired and written off for book purposes but continues to be deductible over a 15 year life for tax reporting purposes. Accordingly, upon impairment, the Company recorded a deferred tax asset, with a corresponding full valuation allowance, for the future tax benefit of the goodwill based on the Company’s effective tax rate for the period. In connection with the goodwill impairment write-off, the Company reversed its cumulative deferred tax liability of approximately $319,000 which was recorded as a reduction to the Company’s income tax provision in fiscal year 2009.

The following table reconciles the Company’s tax provision (benefit) based on its effective tax rate to its tax provision (benefit) based on the federal statutory rate of 34% for the years ended September 30, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008

Provision at federal statutory rate	$142	$(1,734)	$296
State, net of federal impact	(99)	(119)	13
Foreign income taxes	26	72	25
Valuation allowance increase (decrease)	(228)	683	(188)
Goodwill impairment impact	—	651	—
Return to provision adjustments	147	136	—
Other	49	150	7

Provision (benefit) for income taxes	$37	$(161)	$153

Provision for Uncertain Tax Positions

 The Company adopted the accounting requirements for uncertain tax positions on October 1, 2007 which provide a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

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

Upon adoption of the accounting requirements for uncertain tax positions, the Company recorded a reduction of its deferred tax asset in the amount of $690,000 and a corresponding reduction to the valuation allowance of $690,000 for all identified uncertain tax positions, for any years open under the statute of limitations. At that time, the Company also recorded a $75,000 tax liability related to foreign tax exposure. During each of the fiscal years ended September 30, 2008, 2009 and 2010, the Company increased its tax liability by $25,000, resulting in a cumulative tax liability of $150,000 at September 30, 2010. These amounts have been recorded as an increase to other long-term liabilities on the Company’s consolidated balance sheets. The Company does not expect its tax liability to change significantly during the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its consolidated statements of operations. To date, the Company has not accrued any amounts for interest and penalties associated with this liability as such amounts have been de minimis. Also in fiscal 2008, 2009 and 2010, the Company recorded additional uncertain tax positions of approximately $13,000, $9,000 and $9,000, respectively, which were recorded as a reduction of the Company’s deferred tax asset and a corresponding reduction to its valuation allowance.

As of October 1, 2008, the Company had approximately $759,000 of total gross unrecognized tax benefits (before consideration of any valuation allowance). These unrecognized tax benefits represent differences between tax positions taken by the Company in its various consolidated and separate worldwide tax returns and the benefits recognized and measured for uncertain tax positions. This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The change in the unrecognized tax benefits in fiscal years ended September 30, 2009 and 2010 was as follows (in thousands):

Balance at October 1, 2008	$759
Additions for prior year tax positions	34
Balance at September 30, 2009	793
Additions for prior year tax positions	33
Balance at September 30, 2010	$826

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such jurisdictions as the United Kingdom, Australia, and the United States, and as a result, files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The fiscal years ended September 30, 2007 through September 30, 2009 are generally still open to examination in the jurisdictions listed above.

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

On October 4, 1996, the Company established the 1996 International Employee Non-Qualified Stock Option Plan. Pursuant to this plan, non-qualified options were available to be granted to any employee or consultant of any of the Company’s foreign subsidiaries through October 4, 2006. This plan expired on October 4, 2006.

On December 10, 1996, the Company established the Datawatch Corporation 1996 Stock Plan, which provides for the granting of both incentive stock options and non-qualified options, the award of Company common stock, and opportunities to make direct purchases of Company common stock (collectively, “Stock Rights”), as determined by a committee appointed by the Board of Directors. Options pursuant to this plan were available to be granted through December 9, 2006 and shall vest as specified by this committee. This plan expired on December 9, 2006.

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

Stock-based compensation expense for the fiscal years ended September 30, 2010, 2009 and 2008 was $192,000, $213,000 and $225,000, respectively, which was included in the following expense categories:

	Years Ended September 30,
	2010	2009	2008
	(in thousands)

Sales and marketing	$43	$49	$68
Engineering and product development	14	14	16
General and administrative	135	150	141

Total	$192	$213	$225

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate and dividend yield. The weighted-average fair values of options granted under the stock options plans were $1.43, $0.97 and $3.11 for the years ended September 30, 2010, 2009 and 2008, respectively. No options were exercised during the year ended September 30, 2010. The total intrinsic value of options exercised during the years ended September 30, 2009 and 2008 was approximately $1,000 and $1,156,000, respectively. Total cash received from option exercises during the years ended September 30, 2009 and 2008 was $1,000 and $515,000, respectively. The tax benefit realized from stock options exercised during the years ended September 30, 2009 and 2008 was $1,000 and $697,000, respectively. As of September 30, 2010, there was $54,000 of total unrecognized compensation cost related to non-vested stock option arrangements, which is expected to be recognized over a weighted-average period of 1.72 years.

The table below indicates the key assumptions used in the option valuation calculations for options granted for the years ended September 30, 2010, 2009 and 2008:

	2010	2009	2008
Expected life	5 years	5 years	5 years
Expected volatility	75.33%	73.42%	70.11% - 73.26%
Weighted-average volatility	75.33%	73.42%	72.56%
Risk-free interest rate	1.28%	1.88%	2.87% - 4.03%
Dividend yield	0.0%	0.0%	0.0%

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

At September 30, 2010, 600,000 shares were authorized and 275,668 shares were available for future issuance under the 2006 Plan.

The following table is a summary of combined activity for all of the Company’s stock option plans:

		Weighted-	Weighted - Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value $(000)

Outstanding, October 1, 2007	809,543	$2.55
Granted	98,000	4.99
Canceled	(49,753)	4.63
Exercised	(275,934)	1.87
Outstanding, September 30, 2008	581,856	3.10
Granted	26,500	1.61
Canceled	(58,910)	2.96
Exercised	(646)	1.05
Outstanding, September 30, 2009	548,800	3.05
Granted	30,500	2.35
Canceled	(34,290)	5.08
Exercised	—	—
Outstanding, September 30, 2010	545,010	$2.89	3.44	$390

Vested or expected to vest, September 30, 2010	540,421	$2.89	3.43	$387
Exercisable, September 30, 2010	499,119	$2.90	3.25	$360
Exercisable, September 30, 2009	473,561	$2.94

The following table presents weighted-average price and life information regarding options outstanding and exercisable at September 30, 2010:

Outstanding				Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise		Exercise
Prices	Shares	Life (Years)	Price	Shares	Price

$ 0.74 – $3.10	319,679	2.83	$1.69	281,904	$1.63
$3.22 – $5.27	215,331	4.31	4.47	208,875	4.45
$7.22	10,000	4.33	7.22	8,340	7.22

	545,010	3.44	$2.89	499,119	$2.90

Restricted Stock Units

The Company periodically grants awards of restricted stock units (“RSU”) to each of its non-employee Directors and some of its management team on a discretionary basis pursuant to its 2006 Plan. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at September 30, 2010 was 45,841. Each RSU vests at the rate of 33.33% on each of the first through third anniversaries of the grant date with final vesting scheduled to occur in September 2013. The fair value related to the RSUs was calculated based on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to general and administrative expense. The fair values of the RSUs granted in fiscal years 2010, 2009 and 2008, was approximately $65,000 (or $2.40 weighted average fair value per share), $31,000 (or $1.27 weighted average fair value per share) and $62,000 (or $3.53 fair value per share). The Company recorded compensation expense related to the RSUs of $51,000, $43,000 and $29,000 during the years ended September 30, 2010, 2009 and 2008, respectively, which is included in the total stock-based compensation expense disclosed above. As of September 30, 2010, there was $74,000 of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.0 years.

The following table presents RSU information for the fiscal year ended September 30, 2010:

Number of
RSUs
Outstanding

Outstanding, October 1, 2007	15,000
Granted	17,500
Vested	(5,004)
Outstanding, September 30, 2008	27,496
Granted	24,500
Canceled	(1,667)
Vested	(10,835)
Outstanding, September 30, 2009	39,494
Granted	27,000
Canceled	(2,501)
Vested	(18,152)
Outstanding, September 30, 2010	45,841

7.	RETIREMENT SAVINGS PLAN

The Company has a 401(k) retirement savings plan covering substantially all of the Company’s full-time domestic employees. Under the provisions of the plan, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company did not make any contributions to the 401(k) retirement savings plan in fiscal 2010, 2009 or 2008.

8.       SEGMENT INFORMATION

The Company has determined that it has only one reportable segment. The following table presents information about the Company’s revenues by product line for the years ended September 30:

	2010	2009	2008

Operational Reporting and Data Analysis Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch BI Enterprise Server, Datawatch Dashboards and iMergence)	71%	71%	67%

Enterprise Content Management Solutions (including Datawatch BDS)	19%	17%	16%

Business Service Management Solutions (including Visual QSM and Visual HD)	10%	12%	17%

	100%	100%	100%

 The Company conducts operations in the U.S. and internationally (principally in the United Kingdom).  The following table presents information about the Company’s geographic operations:

		International
		(Principally	Intercompany
	Domestic	U.K.)	Eliminations	Total
	(In thousands)
Year Ended September 30, 2010
Total revenue	$14,229	$4,326	$(881)	$17,674
Operating income (loss)	404	(13)	—	391
Long-lived assets	1,741	54	—	1,795

Year Ended September 30, 2009
Total revenue	$15,967	$4,558	$(907)	$19,618
Operating income (loss)	(5,347)	53	—	(5,294)
Long-lived assets	2,981	40	—	3,021

Year Ended September 30, 2008
Total revenue	$17,476	$6,875	$(1,321)	$23,030
Operating income (loss)	530	(31)	—	499
Long-lived assets	9,515	64	—	9,579

9.       QUARTERLY RESULTS (UNAUDITED)

Supplementary Information:

	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Year Ended September 30, 2010:
Software license and subscriptions revenue	$2,166	$2,593	$2,458	$2,346
Maintenance and services revenue	2,068	1,978	2,135	1,930
Cost of software licenses and subscriptions	573	648	597	564
Cost of maintenance and services	759	747	731	656
Expenses	3,091	3,268	2,978	2,671
Income (loss) from operations	(189)	(92)	287	385
Net income (loss)	(199)	(97)	222	454

Net income (loss) per share - basic	$(0.03)	$(0.02)	$0.04	$0.08
Net income (loss) per share - diluted	$(0.03)	$(0.02)	$0.04	$0.07

Year Ended September 30, 2009:
Software license and subscriptions revenue	$2,840	$2,973	$2,605	$2,513
Maintenance and services revenue	2,362	2,119	2,160	2,046
Cost of software licenses and subscriptions	530	531	574	613
Cost of maintenance and services	873	834	783	645
Expenses	3,540	3,457	3,077	3,054
Impairment of goodwill and other intangible assets	—	6,401	—	—
Income (loss) from operations	259	(6,131)	331	247
Net income (loss)	385	(5,854)	275	254

Net income (loss) per share - basic	$0.07	$(0.99)	$0.05	$0.04
Net income (loss) per share - diluted	$0.06	$(0.99)	$0.05	$0.04

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

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making its assessment, management used the criteria set forth in “Internal Control–Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting is effective as of September 30, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors may be found under the caption “Election of Directors” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2010. Such information is incorporated herein by reference. Information with respect to the Company’s executive officers may be found under the caption “Executive Officers of the Registrant” appearing in Part I of this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

The information set forth under the captions “Compensation and Other Information Concerning Directors and Officers” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2010 is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption “Principal Holders of Voting Securities” and “Equity Compensation Plans” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2010 is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Transactions” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2010 is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Principal Accountant Fees and Services” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2010 is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)	1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2010 and 2009
Consolidated Statements of Operations for the Years Ended September 30, 2010, 2009 and 2008
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended September 30, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended September 30, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

All schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

3.  List of Exhibits

Ex. No.                                                             Description

(1)	3.1	Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(6)	3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(1)	3.3	By-Laws, as amended, of the Registrant (Exhibit 3.3)
(1)	4.1	Specimen certificate representing the Common Stock (Exhibit 4.4)
(4)	4.2	Warrant to Purchase Stock issued to Silicon Valley Bank, dated January 17, 2001 (Exhibit 4.1)
(11)	10.2*	Form of Incentive Stock Option Agreement of the Registrant (Exhibit 10.2)
(11)	10.3*	Form of Nonqualified Stock Option Agreement of the Registrant (Exhibit 10.3)
(1)	10.4	Software Development and Marketing Agreement by and between Personics Corporation and Raymond Huger, dated January 19, 1989 (Exhibit 10.12)
(9)	10.5	Option Purchase Agreement by and among Datawatch Corporation, Personics Corporation and Raymond J. Huger dated April 29, 2005. (Exhibit 10.1)
(8)	10.6	Distribution Agreement, dated December 10, 1992, by and between Datawatch Corporation and Ingram Micro, Inc. (Exhibit 10.2)
(2)	10.7*	1996 Non-Employee Director Stock Option Plan, as amended on December 10, 1996 (Exhibit 10.30)
(2)	10.8*	1996 International Employee Non-Qualified Stock Option Plan (Exhibit 10.31)
(8)	10.9*	1996 Stock Plan as amended as of March 7, 2003 (Exhibit 10.1)
(3)	10.10	Indemnification Agreement between Datawatch Corporation and James Wood, dated January 12, 2001 (Exhibit 10.1)
(3)	10.11	Indemnification Agreement between Datawatch Corporation and Richard de J. Osborne, dated January 12, 2001 (Exhibit 10.2)
(5)	10.12	Form of Indemnification Agreement between Datawatch Corporation and each of its Non-Employee Directors (Exhibit 10.1)
(5)	10.13*	Advisory Agreement, dated April 5, 2001, by and between Datawatch Corporation and Richard de J. Osborne (Exhibit 10.2)
(7)	10.14*	Executive Agreement, dated April 25, 2002, by and between Datawatch Corporation and John Kitchen (Exhibit 10.2)
(10)	10.15	Stock Purchase Agreement among Datawatch Corporation, Mergence Technologies Corporation and the Management Sellers, dated as of August 11, 2005 (Exhibit 2.1).
(10)	10.16	Form of Stock Purchase Agreement among Datawatch Corporation, Mergence Technologies Corporation and the Non-Management Sellers, dated as of August 11, 2005 (Exhibit 2.2)
(12)	10.17*	Form of Lock-up Agreement between Datawatch Corporation and each Executive Officer of Datawatch Corporation, dated September 26, 2005 (Exhibit 99.1)

(12)	10.18	Sublease Agreement, dated September 28, 2005, between Tellabs Operations, Inc., and Datawatch Corporation (Exhibit 99.2)
(13)	10.19	February 2006 Amendment to Software Development and Marketing Agreement, dated February 21, 2006 by and among the Company, Personics Corporation, Raymond J. Huger and Math Strategies (Exhibit 10.1)
(13)	10.20	Amendment to Option Purchase Agreement, dated February 21, 2006 by and among the Company, Personics Corporation, Raymond J. Huger and Math Strategies (Exhibit 10.2)
(14)	10.21*	2006 Equity Compensation and Incentive Plan
(15)	10.22*	Form of 2006 Non-Qualified Stock Option Agreement for Directors (Exhibit 10.26)
(15)	10.23*	Form of 2006 Non-Qualified Stock Option Agreement for Officers (Exhibit 10.27)
(15)	10.24*	Form of 2006 Incentive Stock Option Agreement for Officers (Exhibit 10.28)
(16)	10.25	Asset Purchase Agreement dated as of March 10, 2006 between Datawatch Corporation and ClearStory Systems, Inc. (Exhibit 10.1)
(17)	10.26*	Executive Agreement, dated March 26, 2007, between Datawatch Corporation and Murray Fish (Exhibit 10.1)
(18)	10.27*	Form of Restricted Stock Unit Agreement for Directors (Exhibit 10.1)
(19)	10.28*	Management Consulting Agreement dated October 22, 2007 by and between Robert W. Hagger and Datawatch Corporation (Exhibit 10.1)
	21.1	Subsidiaries of the Registrant (filed herewith)
	23.1	Consent of Marcum LLP (filed herewith)
	23.2	Consent of Deloitte & Touche LLP (filed herewith)
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Indicates a management contract or compensatory plan or contract.

Note: The number given in parenthesis next to each item listed above indicates the corresponding exhibit in each filing listed below.
(1)	Previously filed as an exhibit to Registration Statement 33-46290 on Form S-1 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated February 2, 2001 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated herein by reference.
(5)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(6)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
(9)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated August 20, 2004 and incorporated herein by reference.
(11)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated November 2, 2004 and incorporated herein by reference.
(12)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated September 26, 2005 and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated February 21, 2006 and incorporated herein by reference.
(14)	Previously filed as Appendix A to Registrant’s Definitive Proxy Statement dated January 30, 2006 and incorporated herein by reference.
(15)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and incorporated herein by reference.
(16)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 10, 2006 and incorporated herein by reference.
(17)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 26, 2007 and incorporated herein by reference.
(18)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated August 2, 2007 and incorporated herein by reference.
(19)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated October 23, 2007 and incorporated herein by reference.

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

Datawatch Corporation

Date:	December 17, 2010	By:	/s/ Kenneth P. Bero
Kenneth P. Bero
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kenneth P. Bero	President, Chief Executive Officer and Director	December 17, 2010
Kenneth P. Bero	(Principal Executive Officer)

/s/ Murray P. Fish	Chief Financial Officer, Treasurer, Vice President of	December 17, 2010
Murray P. Fish	Finance and Secretary
(Principal Financial and Accounting Officer)

/s/ Richard de J. Osborne	Chairman of the Board	December 17, 2010
Richard de J. Osborne

/s/ James Wood	Director	December 17, 2010
James Wood

/s/ Thomas H. Kelly	Director	December 17, 2010
Thomas H. Kelly

/s/ Terry W. Potter	Director	December 17, 2010
Terry W. Potter

/s/ William B. Simmons, Jr.	Director	December 17, 2010
William B. Simmons, Jr.

/s/ David C. Mahoney	Director	December 17, 2010
David C. Mahoney