Form 10-Q
period 2010-12-31
DATAWATCH CORP
filed 2011-02-14
CIK 792130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

Commission File Number: 000-19960

DATAWATCH CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	02-0405716
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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
Yes   ☐    No  ☒

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of February 9, 2011 was 5,952,987.

DATAWATCH CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended December 31, 2010

TABLE OF CONTENTS

		Page #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

a)	Condensed Consolidated Balance Sheets:
	December 31, 2010 and September 30, 2010	3

b)	Condensed Consolidated Statements of Operations:
	Three Months Ended December 31, 2010 and 2009	4

c)	Condensed Consolidated Statements of Cash Flows:
	Three Months Ended December 31, 2010 and 2009	5

d)	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 6.	Exhibits	22

SIGNATURES		23

CERTIFICATIONS		24

PART I. FINANCIAL INFORMATION
Item 1:  FINANCIAL STATEMENTS

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	December 31,	September 30,
	2010	2010
ASSETS
CURRENT ASSETS:
Cash and equivalents	$7,481	$7,053
Accounts receivable, less allowance for doubtful accounts and sales returns	2,188	2,228
of $258 at December 31, 2010 and $164 at September 30, 2010
Inventories	41	39
Prepaid expenses	344	283
Restricted cash	71	89
Total current assets	10,125	9,692

Property and equipment, net	314	340
Intangible assets, net	1,240	1,434
Other long-term assets	21	21
Total assets	$11,700	$11,487

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$393	$473
Accrued expenses	1,504	1,606
Deferred revenue	3,569	3,427
Total current liabilities	5,466	5,506

LONG-TERM LIABILITIES:
Deferred revenue - long-term	160	152
Other liabilities	156	150
Total long-term liabilities	316	302

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 20,000,000 shares authorized;	60	60
issued, 5,967,233 shares and 5,958,237 shares, respectively;
outstanding, 5,952,987 shares and 5,943,991 shares, respectively
Additional paid-in capital	23,865	23,826
Accumulated deficit	(16,761)	(16,990)
Accumulated other comprehensive loss	(1,106)	(1,077)
	6,058	5,819
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	5,918	5,679

Total liabilities and shareholders' equity	$11,700	$11,487

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	December 31,
	2010	2009
REVENUE:
Software licenses and subscriptions	$2,110	$2,166
Maintenance and services	2,070	2,068
Total revenue	4,180	4,234

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	545	573
Cost of maintenance and services	680	759
Sales and marketing	1,226	1,547
Engineering and product development	635	708
General and administrative	877	836
Total costs and expenses	3,963	4,423

INCOME (LOSS) FROM OPERATIONS	217	(189)

Interest income and other income (expense), net	23	(2)

INCOME (LOSS) BEFORE INCOME TAXES	240	(191)
Provision for income taxes	11	8

NET INCOME (LOSS)	$229	$(199)

Net income (loss) per share—Basic	$0.04	$(0.03)

Net income (loss) per share—Diluted	$0.04	$(0.03)

Weighted-Average Shares Outstanding—Basic	5,947	5,926

Weighted-Average Shares Outstanding—Diluted	6,107	5,926

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 (In thousands)

	Three Months Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$229	$(199)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	241	311
Provision for doubtful accounts and sales returns	94	123
Stock-based compensation	29	51
Changes in current assets and liabilities:
Accounts receivable	(64)	87
Inventories	(2)	1
Prepaid expenses and other assets	(62)	(28)
Accounts payable, accrued expenses and other liabilities	(168)	(517)
Deferred revenue	171	423
Cash provided by operating activities	468	252

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures	(21)	(24)
Capitalized software development costs	—	—
Decrease in restricted cash	18	18
Increase in other assets	(3)	—
Cash used in investing activities	(6)	(6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	10	—
Cash provided by financing activities	10	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	(44)	(15)

INCREASE IN CASH AND EQUIVALENTS	428	231
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	7,053	5,649
CASH AND EQUIVALENTS, END OF PERIOD	$7,481	$5,880

SUPPLEMENTAL INFORMATION:
Income taxes paid	$10	$13

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Datawatch Corporation (the “Company”) and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 filed with the SEC. All intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 30, 2010, and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

The Company has two types of software product offerings: (1) Enterprise Software and (2) Desktop and Server Software. Enterprise Software products are sold directly to end-users and through value added resellers. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Sales to distributors and resellers accounted for approximately 43% and 47%, of total sales for the three months ended December 31, 2010 and 2009, respectively. Revenue from the sale of all software products (when separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collectability is reasonably assured, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is customarily defined. The Company’s software products can be installed and used by customers on their own with little or no configuration required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

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

Concentration of Credit Risks and Major Customers

The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary credit terms. Three customers, Ingram Micro, Inc., Tech Data Corporation and Lifeboat Distribution, individually accounted for the following percentages of total revenue and accounts receivable for the periods indicated:

	Percentage of total
	revenue for the three		Percentage of total
	months ended		accounts receivable at
	December 31,		December 31,	September 30,
	2010	2009	2010	2010

Ingram Micro, Inc.	13%	16%	12%	11%

Tech Data Corporation	3%	10%	2%	1%

Lifeboat Distribution	16%	7%	12%	21%

The Company sells to Ingram Micro, Inc., Tech Data Corporation and Lifeboat Distribution under separate distribution agreements which automatically renew for successive one-year terms unless terminated. In addition to the customers listed above, one additional customer, United Health Group, individually accounted for approximately 15% of accounts receivable at December 31, 2010.  Other than these customers, no other customer constitutes a significant portion (more than 10%) of revenues or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns based on management’s review of receivables, inventory and historical trends.

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred.  Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life of the product (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 18 to 24 months. The net amount of capitalized software development costs and purchased software was approximately $245,000 and $396,000 at December 31, 2010 and September 30, 2010, respectively. The Company did not capitalize any software development costs during the three months ended December 31, 2010 or 2009.

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

The following table represents information about the Company’s cash equivalents measured at fair value on a recurring basis at December 31, 2010 (in thousands):

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Money market funds	$2,233	$2,233	$—	$—

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. This ASU introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements or disclosures.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition”. This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Entities may elect to adopt the amendments in the ASU retrospectively for all prior periods. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

Note 2 –Intangible Assets, Net

Intangible assets, net, were comprised of the following as of December 31, 2010 and September 30, 2010:

	Weighted	December 31, 2010			September 30, 2010
	Average	Gross		Net	Gross		Net
Identified Intangible	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Asset	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)

Capitalized software	2	$2,662	$2,429	$233	$2,662	$2,287	$375
Purchased software	5	700	688	12	700	679	21
Patents	20	160	50	110	160	49	111
Customer lists	10	1,790	905	885	1,790	863	927

Total		$5,312	$4,072	$1,240	$5,312	$3,878	$1,434

For the three months ended December 31, 2010 and 2009, amortization expense related to intangible assets was $194,000 and $246,000, respectively.

The estimated future amortization expense related to intangible assets as of December 31, 2010 is as follows:

Fiscal Years Ended September 30,	(In thousands)

Remainder of fiscal 2011	$362
2012	188
2013	174
2014	174
2015	174
2016	168

Total estimated future amortization expense	$1,240

Note 3 – Income Taxes

During each of the three months ended December 31, 2010 and 2009, the Company recorded $6,000 related to uncertain tax positions relative to foreign taxes. Additionally, during the three months ended December 31, 2010 and 2009, the Company recorded approximately $5,000 and $2,000, respectively, related to estimated alternative minimum taxes.

Deferred Tax Assets

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through and until 2030. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. Management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets at December 31, 2010 and September 30, 2010.

Provision for Uncertain Tax Positions

At September 30, 2010, the Company had a $150,000 tax liability related to tax exposures that could result in cash payments, of which approximately $6,000 was recorded during the three months ended December 31, 2009. The Company increased its tax liability by $6,000 during the three months ended December 31, 2010. The Company also recorded additional uncertain tax positions of approximately $1,000 during the three months ended December 31, 2010 which were recorded as a reduction of the Company’s deferred tax asset and its valuation allowance. The Company does not expect its tax liability to change significantly during the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its consolidated statements of operations. To date, the Company has not accrued any amounts for interest and penalties associated with this liability as such amounts have been de minimis.

The Company’s unrecognized tax benefits (before consideration of any valuation allowance) represent differences between tax positions taken by the Company in its various consolidated and separate worldwide tax returns and the benefits recognized and measured. This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The change in the unrecognized tax benefits during the three months ended December 31, 2010 was as follows (in thousands):

Balance at October 1, 2010	$826
Additions for prior year tax positions	8

Balance at December 31, 2010	$834

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

Note 4 – Shareholders’ Equity

Stock-based compensation expense for the three months ended December 31, 2010 and 2009 was $29,000 and $51,000, respectively, as included in the following expense categories:

	Three months Ended
	December 31,
	2010	2009
	(In thousands)

Sales and marketing	$8	$12
Engineering and product development	2	3
General and administrative	19	36
	$29	$51

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

Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate and dividend yield. The weighted-average fair value of options granted under the stock option plans for the three months ended December 31, 2010 and 2009 was $1.58 and $1.43, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2010 was approximately $4,000. No options were exercised during the three months ended December 31, 2009. Total cash received from option exercises during the three months ended December 31, 2010 was approximately $10,000. As of December 31, 2010, there was $83,000 of total unrecognized compensation cost related to non-vested stock option arrangements, which is expected to be recognized over a weighted-average period of 2.40 years.

Many of the assumptions used in the determination of compensation expense are judgmental and highly volatile. The table below indicates the key assumptions used in the option valuation calculations for options granted in the three months ended December 31, 2010 and 2009:

	2010	2009
Expected life	5 years	5 years
Expected volatility	67.32%	75.33%
Weighted-average volatility	67.32%	75.33%
Risk-free interest rate	1.49%	1.28%
Dividend yield	0.0%	0.0%

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

The following table summarizes information about the Company’s stock option plans for the three months ended December 31, 2010.

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value $(000)

Outstanding, October 1, 2010	545,010	$2.89

Granted	29,000	2.79
Canceled	(2,002)	2.30
Exercised	(5,000)	2.06
Outstanding, December 31, 2010	567,008	$2.89	3.54	$ 579

Vested or expected to vest, December 31, 2010	560,765	$2.89	3.36	$ 573

Exercisable, December 31, 2010	504,576	$2.94	3.05	$ 516

Restricted Stock Units

The Company periodically grants awards of restricted stock units (“RSU”) to each of its non-employee directors and some of its management team on a discretionary basis pursuant to its 2006 Equity Compensation and Incentive Plan. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at December 31, 2010 was 53,845. Each RSU vests at the rate of 33.33% on each of the first through third anniversaries of the grant date with final vesting of the most recent grants scheduled to occur in November 2013. The fair value related to the RSUs was calculated based on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to general and administrative expense. The fair value of the RSUs granted in the three months ended December 31, 2010 and 2009, respectively, was approximately $33,000 (or $2.79 fair value per share) and $28,000 (or $2.35 fair value per share). The Company recorded compensation expense related to RSUs of approximately $13,000 and $12,000 for the three months ended December 31, 2010 and 2009, respectively. These amounts are included in the total stock-based compensation expense disclosed above. As of December 31, 2010, there was $92,000 of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.22 years.

The following table presents RSU information for the three months ended December 31, 2010:

Number of
RSUs
Outstanding

Outstanding, October 1, 2010	45,841
Granted	12,000
Canceled	—
Vested	(3,996)
Outstanding, December 31, 2010	53,845

Note 5 - Comprehensive Income (Loss)

The following table sets forth the reconciliation of net income (loss) to comprehensive income (loss):

	Three Months Ended
	December 31,
	2010	2009
	(In thousands)

Net income (loss)	$229	$(199)
Other comprehensive loss:
Foreign currency translation adjustments	(29)	(17)

Comprehensive income (loss)	$200	$(216)

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

Potentially dilutive common stock options aggregating 227,331 and 306,416 shares for the three months ended December 31, 2010 and 2009, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive. Potentially dilutive restricted stock units aggregating 4,170 and 14,994 shares for the three months ended December 31, 2010 and 2009, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive.

Note 7 - Commitments and Contingencies

The Company is obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $339,000 and $345,000, respectively, for the three months ended December 31, 2010 and 2009. The Company is not obligated to pay any minimum amounts for royalties.

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

The following table presents information about the Company’s revenue by product lines:

	Three Months Ended
	December 31,
	2010	2009

Operational Reporting and Data Analysis Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch Enterprise Server, Datawatch Dashboards and iMergence)	71%	69%

Enterprise Content Management Solutions (including Datawatch BDS)	20%	19%

Business Service Management Solutions (including Visual QSM and Visual HD)	9%	12%

Total	100%	100%

The Company conducts operations in the U.S. and internationally (principally in the United Kingdom). The following table presents information about the Company’s geographic operations:

		International
		(Principally	Intercompany
	Domestic	(U.K.)	Eliminations	Total
	(In thousands)

Total Revenue
Three months ended December 31, 2010	$3,318	$1,074	$(212)	$4,180
Three months ended December 31, 2009	$3,390	$1,062	$(218)	$4,234

Total Operating Income (Loss)
Three months ended December 31, 2010	$114	$103	$—	$217
Three months ended December 31, 2009	$(74)	$(115)	$—	$(189)

Non-current assets
At December 31, 2010	$1,523	$52	$—	$1,575
At September 30, 2010	$1,741	$54	$—	$1,795

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain “forward looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward looking statements, which speak only as of the date they are made. The Company disclaims any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in the Company’s expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward looking statements. The Company’s actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as well as the accuracy of the Company’s internal estimates of revenue and operating expense levels.

Datawatch is engaged in the design, development, manufacture, marketing, and support of business computer software primarily for the operational reporting and data analysis, data integration, enterprise content management and business service management markets to allow organizations to access and analyze information in a more meaningful fashion.

The Company’s principal products are Operational Reporting and Data Analysis Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch Enterprise Server, Datawatch Dashboards and iMergence), Enterprise Content Management Solutions (including Datawatch BDS) and Business Service Management Solutions (including Visual QSM and Visual HD). Included in the above categories are:

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
•
Monarch Enterprise Server, an enterprise operational report activation and business intelligence system that provides web-enabled report storage, transformation and distribution including data analysis, visualization and MS Excel integration for easy to use and cost effective self serve decision support;

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

The Company offers its enterprise products through perpetual licenses and subscription pricing models. Subscriptions automatically renew unless terminated with 90 days notice following the first year of the subscription term. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The subscription renewal rate is the same as the initial subscription rate. During the three months ended December 31, 2010 and 2009, subscription revenues were approximately $74,000 and $96,000, respectively.

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

During the three months ended December 31, 2010, there were no significant changes in the Company’s critical accounting policies. See Note 1 to the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in its Annual Report on Form 10-K for the year ended September 30, 2010 for additional information about these critical accounting policies, as well as a description of the Company’s other significant accounting policies.

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

Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

	Three Months Ended December 31,
	2010	2009
REVENUE:
Software licenses and subscriptions	50.5%	51.2%
Maintenance and services	49.5%	48.8%
Total Revenue	100.0%	100.0%

COSTS AND EXPENSES:
Cost of software licenses and subscriptions	13.0%	13.6%
Cost of maintenance and services	16.3%	17.9%
Sales and marketing	29.3%	36.6%
Engineering and product development	15.2%	16.7%
General and administrative	21.0%	19.7%
Total costs and expenses	94.8%	104.5%
INCOME (LOSS) FROM OPERATIONS	5.2%	-4.5%
Interest income and other income (expense), net	0.6%	0.0%
INCOME (LOSS) BEFORE INCOME TAXES	5.8%	-4.5%
Provision for income taxes	0.3%	0.2%

NET INCOME (LOSS)	5.5%	-4.7%

Three Months Ended December 31, 2010 Compared to
Three Months Ended December 31, 2009

Total Revenues

The following table presents total revenue, total revenue increase (decrease) and percentage change in total revenue for the three months ended December 31, 2010 and 2009:

	Three Months Ended
	December 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands)

Software licenses and subscriptions	$2,110	$2,166	$(56)	-2.6%
Maintenance and services	2,070	2,068	2	0.1%

Total revenue	$4,180	$4,234	$(54)	-1.3%

The decrease in software license and subscriptions revenue of $56,000 for the three months ended December 31, 2010 consists of a $10,000 decrease in Operational Reporting and Data Analysis Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch Enterprise Server, Datawatch Dashboards and iMergence), a $53,000 decrease in Business Service Management Solutions (including Visual QSM and Visual HD) and a $7,000 increase in Enterprise Content Management Solutions (including Datawatch BDS).

The net increase in maintenance and services revenue of $2,000 consists of a $64,000 increase in Operational Reporting and Data Analysis Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch Enterprise Server, Datawatch Dashboards and iMergence), a $32,000 increase in Enterprise Content Management Solutions (including Datawatch BDS) and a $94,000 decrease in Business Service Management Solutions (including Visual QSM and Visual HD products).  Services revenue increased $77,000 which included an $89,000 increase in Enterprise Content Management Solutions, a $19,000 increase in Operational Reporting and

Data Analysis Solutions and a $31,000 decrease in Business Service Management Solutions. Maintenance revenue decreased $75,000 which included a $62,000 decrease in Business Service Management Solutions, a $57,000 decrease in Enterprise Content Management Solutions and a $44,000 increase in Operational Reporting and Data Analysis Solutions.

Costs and Operating Expenses

The following table presents costs and operating expenses, increase (decrease) in costs and operating expenses and percentage changes in costs and operating expenses for the three months ended December 31, 2010 and 2009:

	Three Months Ended
	December 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands)

Cost of software licenses and subscriptions	$545	$573	$(28)	-4.9%
Cost of maintenance and services	680	759	(79)	-10.4%
Sales and marketing	1,226	1,547	(321)	-20.7%
Engineering and product development	635	708	(73)	-10.3%
General and administrative	877	836	41	4.9%

Total costs and operating expenses	$3,963	$4,423	$(460)	-10.4%

The decrease in cost of software licenses and subscriptions of $28,000, or approximately 5%, is primarily due to lower software amortization costs associated with previously acquired software and lower enterprise royalty costs as compared to the same period last year.

The decrease in cost of maintenance and services of $79,000, or approximately 10%, is primarily due to lower use of outside consultants and lower wages and other employee-related costs due to decreased headcount as compared to the same period last year.

The decrease in sales and marketing expenses of $321,000, or approximately 21%, is attributable to lower external consulting costs, a reduction in travel-related costs, lower wages and employee-related costs due to decreased headcount and lower amortization costs as compared to the same period last year.

The decrease in engineering and product development expenses of $73,000, or approximately 10%, is primarily attributable to lower headcount and other employee-related costs and lower external consulting costs which were partially offset by some capitalized software as compared to the same period last year.

The increase in general and administrative expenses of $41,000, or 5%, is primarily attributable to higher external consulting costs related to IT security, higher rent fees and higher employee wages and employee-related costs as compared to the same period last year.

Interest income and other income (expense) includes primarily the following two components: interest income; and gains (losses) on foreign currency transactions. Interest income for the three months ended December 31, 2010 and 2009 was approximately $1,000. Gain (loss) on foreign currency transactions for the three months ended December 31, 2010 was a gain of approximately $22,000 as compared to a loss of $2,000 for the three months ended December 31, 2009. The foreign currency gains (losses) recorded in the three months ended December 31, 2010 and 2009 were the result of foreign currency rate volatility between the Euro and the British Pound during these periods.

Income tax expense for the three months ended December 31, 2010 was $11,000 as compared to $8,000 for the three months ended December 31, 2009. Income tax expense for both periods primarily represents a provision for uncertain tax positions relative to foreign taxes. Income tax expense for both periods also includes minor amounts for estimated alternative minimum taxes in the U.S.

Net income for the three months ended December 31, 2010 was $229,000 as compared to net loss of $199,000 for the three months ended December 31, 2009.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire through 2016. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $82,000 and $73,000 for the three months ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, the Company’s contractual obligations include minimum rental commitments under non-cancelable operating leases and other liabilities related to uncertain tax positions as follows:

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)

Operating Lease Obligations	$243	$196	$25	$22	$—

Other Liabilities	$156	$—	$—	$—	$156

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $339,000 and $345,000, respectively, for the three months ended December 31, 2010 and 2009. The Company is not obligated to pay any minimum amounts for royalties.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of December 31, 2010.

The Company is required by a sublease agreement related to its Chelmsford, Massachusetts facility to provide a letter of credit originally in the amount of approximately $125,000 as a security deposit to the landlord of amounts due under the lease. In accordance with the terms of its sublease agreement, the Company is allowed to reduce its letter of credit by approximately $18,000 annually following the completion of the first three years of its lease arrangement, which occurred during the first quarter of fiscal year 2009. Cash on deposit providing security in the amount of this letter of credit was $71,000 and $89,000 as of December 31, 2010 and September 30, 2010, respectively, and is classified as restricted cash in the Company’s condensed consolidated balance sheets.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of December 31, 2010.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of December 31, 2010.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these potential obligations as of December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At December 31, 2010, the Company had $7,481,000 of cash and equivalents, an increase of $428,000 from September 30, 2010.

At December 31, 2010, the Company had working capital of approximately $4,659,000 as compared to $4,186,000 at September 30, 2010. The Company expects cash flows from operations to remain positive as it anticipates profitability in the future. However, if the Company’s cash flow from operations were to decline significantly, it may need to consider further reductions to its operating expenses. The Company does not anticipate additional cash requirements to fund significant growth or the acquisition of complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that the Company will be able to issue additional equity or obtain a new credit facility at attractive prices or rates, or at all.

The Company had a net income of approximately $229,000 for the three months ended December 31, 2010 as compared to net loss of approximately $199,000 for the three months ended December 31, 2009. During the three months ended December 31, 2010 and 2009, approximately $468,000 and $252,000, respectively, of cash was provided by the Company’s operations.  During the three months ended December 31, 2010, the main source of cash from operations was net income adjusted for depreciation and amortization as well as an increase in deferred revenue.

Net cash used in investing activities for the three months ended December 31, 2010 of $6,000 is primarily related to the purchase of property and equipment which was partially offset by a reduction in the Company’s letter of credit pursuant to its sublease agreement for its Chelmsford, Massachusetts facility.

Net cash provided by financing activities for the three months ended December 31, 2010 of $10,000 is related to proceeds from the exercise of stock options.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At December 31, 2010, the Company did not participate in or hold any derivative financial instruments or commodity instruments. The Company holds no investment securities that possess significant market risk.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The principal executive officer and principal financial officer, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a−15(e) and 15d−15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

 (b) Changes in Internal Controls.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is occasionally involved in legal proceedings and other claims arising out of its operations in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, Item 1A under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, which could materially affect its business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 11, 2011.

DATAWATCH CORPORATION

/s/ Kenneth P. Bero
Kenneth P. Bero
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Murray P. Fish
Murray P. Fish
Chief Financial Officer
(Principal Financial Officer)