Form 10-Q
period 2011-03-31
DATAWATCH CORP
filed 2011-05-11
CIK 792130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of May 3, 2011 was 6,008,719.

DATAWATCH CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2011

TABLE OF CONTENTS

  Page #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

a)	Condensed Consolidated Balance Sheets:
	March 31, 2011 and September 30, 2010	3

b)	Condensed Consolidated Statements of Operations:
	Three and Six Months Ended March 31, 2011 and 2010	4

c)	Condensed Consolidated Statements of Cash Flows:
	Six Months Ended March 31, 2011 and 2010	5

d)	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 6.	Exhibits	24

SIGNATURES		25

CERTIFICATIONS		26

PART I. FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31,	September 30,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and equivalents	$7,752	$7,053
Accounts receivable, less allowance for doubtful accounts and sales returns	2,394	2,228
of $167 at March 31, 2011 and $164 at September 30, 2010
Inventories	65	39
Prepaid expenses	444	283
Restricted cash	71	89
Total current assets	10,726	9,692

Property and equipment, net	281	340
Intangible assets, net	1,049	1,434
Other long-term assets	25	21
Total assets	$12,081	$11,487

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$495	$473
Accrued expenses	2,209	1,606
Deferred revenue	3,583	3,427
Total current liabilities	6,287	5,506

LONG-TERM LIABILITIES:
Deferred revenue - long-term	131	152
Other liabilities	163	150
Total long-term liabilities	294	302

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 20,000,000 shares authorized;	60	60
issued, 6,022,565 shares and 5,958,237 shares, respectively;
outstanding, 6,008,319 shares and 5,943,991 shares, respectively
Additional paid-in capital	23,981	23,826
Accumulated deficit	(17,272)	(16,990)
Accumulated other comprehensive loss	(1,129)	(1,077)
	5,640	5,819
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	5,500	5,679

Total liabilities and shareholders' equity	$12,081	$11,487

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
REVENUE:
Software licenses	$2,552	$2,593	$4,662	$4,759
Maintenance and services	1,902	1,978	3,972	4,047
Total revenue	4,454	4,571	8,634	8,806

COSTS AND EXPENSES:
Cost of software licenses	587	648	1,131	1,222
Cost of maintenance and services	606	747	1,287	1,506
Sales and marketing	1,479	1,588	2,705	3,135
Engineering and product development	648	710	1,283	1,419
General and administrative	1,638	970	2,515	1,806
Total costs and expenses	4,958	4,663	8,921	9,088

LOSS FROM OPERATIONS	(504)	(92)	(287)	(282)

Interest income and other income (expense), net	34	1	57	(1)

LOSS BEFORE INCOME TAXES	(470)	(91)	(230)	(283)
Provision for income taxes	41	6	52	14

NET LOSS	$(511)	$(97)	$(282)	$(297)

Net loss per share—Basic	$(0.09)	$(0.02)	$(0.05)	$(0.05)

Net loss per share—Diluted	$(0.09)	$(0.02)	$(0.05)	$(0.05)

Weighted-Average Shares Outstanding—Basic	5,972	5,930	5,960	5,928

Weighted-Average Shares Outstanding—Diluted	5,972	5,930	5,960	5,928

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 (In thousands)

	Six Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(282)	$(297)
Adjustments to reconcile net loss to cash provided by
operating activities:
Depreciation and amortization	491	653
Provision for doubtful accounts and sales returns	2	176
Stock-based compensation	65	102
Changes in current assets and liabilities:
Accounts receivable	(159)	345
Inventories	(26)	4
Prepaid expenses and other assets	(161)	(124)
Accounts payable, accrued expenses and other liabilities	631	(127)
Deferred revenue	120	86
Cash provided by operating activities	681	818

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures	(47)	(47)
Decrease in restricted cash	18	18
Increase in other assets	(2)	(2)
Cash used in investing activities	(31)	(31)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	90	—
Cash provided by financing activities	90	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	(41)	(99)

INCREASE IN CASH AND EQUIVALENTS	699	688
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	7,053	5,649
CASH AND EQUIVALENTS, END OF PERIOD	$7,752	$6,337

SUPPLEMENTAL INFORMATION:
Income taxes paid	$28	$27

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

The Company has two types of software product offerings: (1) Enterprise Software and (2) Desktop and Server Software. Enterprise Software products are sold directly to end-users and through value added resellers. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers.  Sales to distributors and resellers accounted for approximately 40% and 42%, respectively, of total sales for the three months ended March 31, 2011 and 2010, and 41% and 44%, respectively, of total sales for the six months ended March 31, 2011 and 2010. Revenue from the sale of all software products (when separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collectability is reasonably assured, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is customarily defined. The Company’s software products can be installed and used by customers on their own with little or no configuration required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

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

Concentration of Credit Risks and Major Customers

The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary credit terms. Two customers, Ingram Micro, Inc. and Lifeboat Distribution, individually accounted for the following percentages of total revenue and accounts receivable for the periods indicated:

	Percentage of total		Percentage of total
	revenue for the three		revenue for the six		Percentage of total
	months ended		months ended		accounts receivable at
	March 31,		March 31,		March 31,	September 30,
	2011	2010	2011	2010	2011	2010

Ingram Micro, Inc.	17%	11%	15%	13%	24%	11%

Lifeboat Distribution	10%	13%	13%	10%	14%	21%

The Company sells to Ingram Micro, Inc. and Lifeboat Distribution under separate distribution agreements which automatically renew for successive one-year terms unless terminated. Other than these two customers, no other customer constitutes a significant portion (more than 10%) of revenues or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns based on management’s review of receivables, inventory and historical trends.

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred.  Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life of the product (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 18 to 24 months. The net amount of capitalized software development costs and purchased software was approximately $98,000 and $396,000 at March 31, 2011 and September 30, 2010, respectively. The Company did not capitalize any software development costs during the six months ended March 31, 2011 or March 31, 2010.

Intangible Assets

Intangible assets consist of internally developed software, acquired technology, patents and customer lists acquired through business combinations. The values allocated to the majority of these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in cost of software licenses and subscriptions. The values allocated to customer relationships are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in sales and marketing expenses. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

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

Cash and Equivalents

Cash and equivalents include cash on hand, cash deposited with banks and highly liquid securities consisting of money market investments with original maturities of 90 days or less. The Company’s cash equivalents are carried at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company classifies the inputs used to measure fair value into the following hierarchy:

•	Level 1 – Observable inputs such as quoted prices in active markets;
•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table represents information about the Company’s cash equivalents measured at fair value on a recurring basis at March 31, 2011 (in thousands):

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Money market funds	$ 2,233	$ 2,233	$ —	$ —

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

Note 2 – Intangible Assets, Net

Intangible assets, net, were comprised of the following as of March 31, 2011 and September 30, 2010:

	Weighted	March 31, 2011			September 30, 2010
	Average	Gross		Net	Gross		Net
Identified Intangible	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Asset	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)

Capitalized software	2	$2,662	$2,567	$95	$2,662	$2,287	$375
Purchased software	5	700	697	3	700	679	21
Patents	20	160	53	107	160	49	111
Customer lists	10	1,790	946	844	1,790	863	927

Total		$5,312	$4,263	$1,049	$5,312	$3,878	$1,434

For the three months ended March 31, 2011 and 2010, amortization expense related to intangible assets was $191,000 and $277,000, respectively. For the six months ended March 31, 2011 and 2010, amortization expense related to intangible assets was $385,000 and $522,000, respectively.

The estimated future amortization expense related to intangible assets as of March 31, 2011 is as follows:

Fiscal Years Ended September 30,	(In thousands)

Remainder of fiscal 2011	$171
2012	188
2013	174
2014	174
2015	174
2016	105
Thereafter	63

Total estimated future amortization expense	$1,049

Note 3 – Income Taxes

During the three and six months ended March 31, 2011, the Company recorded $41,000 and $52,000, respectively, related to estimated state taxes, estimated federal alternative minimum taxes and uncertain tax positions relative to foreign taxes. During the three and six months ended March 31, 2010, the Company recorded $6,000 and $14,000, respectively, related to estimated alternative minimum taxes and uncertain tax positions relative to foreign taxes.

Deferred Tax Assets

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through and until 2030. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. Management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets at March 31, 2011 and September 30, 2010.

Provision for Uncertain Tax Positions

At September 30, 2010, the Company had a $150,000 tax liability related to tax exposures that could result in cash payments, of which approximately $6,000 and $12,000, respectively, were recorded during the three and six months ended March 31, 2010. The Company increased its tax liability by $6,000 during each of the three month periods ended December 31, 2010 and March 31, 2011. The Company also recorded additional uncertain tax positions of approximately $1,000 and $3,000, respectively, during the three and six months ended March 31, 2011 which were recorded as a reduction of the Company’s deferred tax asset and its valuation allowance. The Company does not expect its tax liability to change significantly during the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its consolidated statements of operations. To date, the Company has not accrued any amounts for interest and penalties associated with this liability as such amounts have been de minimis.

The Company’s unrecognized tax benefits (before consideration of any valuation allowance) represent differences between tax positions taken by the Company in its various consolidated and separate worldwide tax returns and the benefits recognized and measured. This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The change in the unrecognized tax benefits during the six months ended March 31, 2011 was as follows:

Balance at October 1, 2010	$826
Additions for prior year tax positions	16
Balance at March 31, 2011	$842

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

Note 4 – Shareholders’ Equity

Stock-based compensation expense for the three months ended March 31, 2011 and 2010 was $36,000 and $50,000, respectively, and $65,000 and $102,000 for the six months ended March 31, 2011 and 2010, respectively, as included in the following expense categories:

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
	(In thousands)

Sales and marketing	$4	$11	$12	$23
Engineering and product development	1	3	3	7
General and administrative	31	36	50	72
	$36	$50	$65	$102

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

Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate and dividend yield. The weighted-average fair value of options granted under the stock option plans for the three months ended March 31, 2011 was $1.97. No options were granted under the stock option plans for the three months ended March 31, 2010. The weighted-average fair values of options granted under the stock option plans for the six months ended March 31, 2011 and 2010 were $1.90 and $1.43, respectively. The total intrinsic value of options exercised during the three and six months ended March 31, 2011 was approximately $121,000 and $125,000, respectively. No options were exercised during the three or six months ended March 31, 2010. Total cash received from option exercises during the three and six months ended March 31, 2011 was $80,000 and $90,000, respectively. As of March 31, 2011, there was $311,000 of total unrecognized compensation cost related to non-vested stock option arrangements, which is expected to be recognized over a weighted-average period of 2.93 years.

Many of the assumptions used in the determination of compensation expense are judgmental and highly volatile. The table below indicates the key assumptions used in the option valuation calculations for options granted in the six months ended March 31, 2011 and 2010:

	2011	2010
Expected life	5 years	5 years
Expected volatility	66.26 -67.32%	75.33%
Weighted-average volatility	66.43%	75.33%
Risk free interest rate	1.49 – 2.38%	1.28%
Dividend yield	0.0%	0.0%

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

The following table summarizes information about the Company’s stock option plans for the six months ended March 31, 2011.

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value $(000)

Outstanding, October 1, 2010	545,010	$2.89

Granted	179,000	3.35
Canceled	(119,600)	3.67
Exercised	(44,668)	2.02
Outstanding, March 31, 2011	559,742	$2.93	4.11	$1,317

Vested or expected to vest, March 31, 2011	542,576	$2.92	3.90	$1,284

Exercisable, March 31, 2011	388,086	$2.76	2.76	$988

Restricted Stock Units

The Company periodically grants awards of restricted stock units (“RSU”) to each of its non-employee directors and some of its management team on a discretionary basis pursuant to its 2006 Equity Compensation and Incentive Plan. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at March 31, 2011 was 49,677.

Each RSU vests at the rate of 33.33% on each of the first through third anniversaries of the grant date with final vesting of the most recent grants scheduled to occur in February 2014. Included in the total number of RSUs unvested at March 31, 2011 are 25,000 RSUs which were awarded to the Company’s Chief Executive Officer and are subject to a further vesting condition that the Company’s common stock must trade at a price greater than $10 per share on a national securities exchange for a period of twenty consecutive days on or prior to February 14, 2016. The fair value related to the RSUs was calculated based primarily on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to general and administrative expense. The fair value of the RSUs granted in the six months ended March 31, 2011 and 2010, respectively, was approximately $120,000 (or $3.24 weighted-average fair value per share) and $59,000 (or $2.39 weighted-average fair value per share). The Company recorded compensation expense related to RSUs of approximately $16,000 and $13,000 for the three months ended March 31, 2011 and 2010, respectively, and $29,000 and $26,000 for the six months ended March 31, 2011 and 2010, respectively. These amounts are included in the total stock-based compensation expense disclosed above. As of March 31, 2011, there was $161,000 of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.48 years.

The following table presents RSU information for the six months ended March 31, 2011:

Number of
RSUs
Outstanding

Outstanding, October 1, 2010	45,841
Granted	37,000
Canceled	(13,504)
Vested	(19,660)
Outstanding, March 31, 2011	49,677

Note 5 - Comprehensive Income (Loss)

The following table sets forth the reconciliation of net loss to comprehensive loss:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)

Net loss	$(511)	$(97)	$(282)	$(297)
Other comprehensive loss:
Foreign currency translation adjustments	(22)	(32)	(52)	(49)

Comprehensive loss	$(533)	$(129)	$(334)	$(346)

Accumulated other comprehensive loss reported in the condensed consolidated balance sheets consists solely of foreign currency translation adjustments.

Note 6 - Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the impact, when dilutive, of the exercise of stock options and RSUs using the treasury stock method. Diluted net loss per share for the three and six months ended March 31, 2011 is the same as basic net loss per share as the potentially dilutive securities are all anti-dilutive.

Potentially dilutive common stock options aggregating 129,998 and 304,990 shares for the three months ended March 31, 2011 and 2010, respectively, and 158,478 and 305,711 shares for the six months ended March 31, 2011 and 2010, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive. There were no potentially dilutive restricted stock units for the three or six months ended March 31, 2011. Potentially dilutive restricted stock units aggregating 6,672 shares and 5,830 shares for the three and six months ended March 31, 2010, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive.

Note 7 - Commitments and Contingencies

The Company is obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $374,000 and $382,000, respectively, for the three months ended March 31, 2011 and 2010 and $713,000 and $727,000, respectively, for the six months ended March 31, 2011 and 2010. The Company is not obligated to pay any minimum amounts for royalties.

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

The following table presents information about the Company’s revenue by product lines:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch Enterprise Server, Datawatch Dashboards and iMergence)	75%	70%	73%	70%
Report Management and Archive Solutions (including Datawatch BDS)	17%	18%	18%	18%
Business Service Management Solutions (including Visual QSM and Visual HD)	8%	12%	9%	12%

Total	100%	100%	100%	100%

The Company conducts operations in the U.S. and internationally (principally in the United Kingdom). The following table presents information about the Company’s geographic operations:

		International
		(Principally	Intercompany
	Domestic	U.K.)	Eliminations	Total
	(In thousands)

Total Revenue
Three months ended March 31, 2011	$3,676	$986	$(208)	$4,454
Three months ended March 31, 2010	$3,682	$1,105	$(216)	$4,571

Six months ended March 31, 2011	$6,994	$2,060	$(420)	$8,634
Six months ended March 31, 2010	$7,072	$2,168	$(434)	$8,806

Total Operating Loss
Three months ended March 31, 2011	$(414)	$(90)	$—	$(504)
Three months ended March 31, 2010	$(55)	$(37)	$—	$(92)

Six months ended March 31, 2011	$(299)	$12	$—	$(287)
Six months ended March 31, 2010	$(130)	$(152)	$—	$(282)

Non-current Assets
At March 31, 2011	$1,293	$62	$—	$1,355
At September 30, 2010	$1,741	$54	$—	$1,795

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

Datawatch is engaged in the design, development, manufacture, marketing, and support of business computer software primarily for the report analytics, report management and archiving and business service management markets to allow organizations to access and analyze information in a more meaningful fashion.

The Company’s principal products are Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch Enterprise Server, Datawatch Dashboards and iMergence), Report Management and Archive Solutions (including Datawatch BDS) and Business Service Management Solutions (including Visual QSM and Visual HD). Included in the above categories are:

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

During the six months ended March 31, 2011, there were no significant changes in the Company’s critical accounting policies. See Note 1 to the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in its Annual Report on Form 10-K for the year ended September 30, 2010 for additional information about these critical accounting policies, as well as a description of the Company’s other significant accounting policies.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
REVENUE:
Software licenses	57%	57%	54%	54%
Maintenance and services	43%	43%	46%	46%
Total revenue	100%	100%	100%	100%

COSTS AND EXPENSES:
Cost of software licenses	13%	14%	13%	14%
Cost of maintenance and services	14%	16%	15%	17%
Sales and marketing	33%	35%	31%	36%
Engineering and product development	15%	16%	15%	16%
General and administrative	37%	21%	29%	20%
Total costs and expenses	112%	102%	103%	103%
LOSS FROM OPERATIONS	-12%	-2%	-3%	-3%
Interest income and other income (expense), net	1%	0%	1%	0%
LOSS BEFORE INCOME TAXES	-11%	-2%	-2%	-3%
Provision for income taxes	1%	0%	1%	0%
NET LOSS	-12%	-2%	-3%	-3%

Three Months Ended March 31, 2011 Compared to
Three Months Ended March 31, 2010

Total Revenues

The following table presents total revenue, total revenue decrease and percentage change in total revenue for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands)

Software licenses	$2,552	$2,593	$(41)	-2%
Maintenance and services	1,902	1,978	(76)	-4%

Total revenue	$4,454	$4,571	$(117)	-3%

The decrease in software license revenue of $41,000 for the three months ended March 31, 2011 consists of an $85,000 decrease in Report Management and Archive Solutions (including Datawatch BDS), a $21,000 decrease in Business Service Management Solutions (including Visual QSM and Visual HD products) and a $65,000 increase in Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch Enterprise Server, Datawatch Dashboards and iMergence).

The decrease in maintenance and services revenue of $76,000 consists of a $140,000 decrease in Business Service Management Solutions (including Visual QSM and Visual HD products), a $47,000 increase in Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch Enterprise Server, Datawatch Dashboards and iMergence), and a $17,000 increase in Report Management and Archive Solutions (including Datawatch BDS).  Maintenance revenue decreased $43,000 which included a $65,000 decrease in Report Management and Archive Solutions, a $30,000 decrease in Business Service Management Solutions and a $52,000 increase in Report Analytics Solutions. Services revenue decreased $33,000 which included a $110,000 decrease in Business Service Management Solutions, a $5,000 decrease in Report Analytics Solutions and an $82,000 increase in Report Management and Archive Solutions.

Costs and Operating Expenses

The following table presents costs and operating expenses, increase (decrease) in costs and operating expenses and percentage changes in costs and operating expenses for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands)

Cost of software licenses	$587	$648	$(61)	-9%
Cost of maintenance and services	606	747	(141)	-19%
Sales and marketing	1,479	1,588	(109)	-7%
Engineering and product development	648	710	(62)	-9%
General and administrative	1,638	970	668	69%

Total costs and operating expenses	$4,958	$4,663	$295	6%

The decrease in cost of software licenses of $61,000, or 9%, is primarily due to lower software amortization costs associated with previously acquired software and lower royalty costs as compared to the same period last year.

The decrease in cost of maintenance and services of $141,000, or approximately 19%, is primarily due to lower wages, travel costs and other employee-related costs due to decreased headcount as compared to the same period last year.

The decrease in sales and marketing expenses of $109,000, or approximately 7%, is attributable to lower external consulting costs, lower amortization costs related to fully amortized intangible assets and lower wages and employee-related costs due to decreased headcount as compared to the same period last year.

The decrease in engineering and product development expenses of $62,000, or approximately 9%, is primarily attributable to lower headcount and other employee-related costs and lower external consulting costs as compared to the same period last year.

The increase in general and administrative expenses of $668,000, or 69%, is primarily attributable to $641,000 of severance costs incurred in connection with a restructuring by the Company to align the sales and marketing operations with the Company’s new business strategy. The increase in general and administrative expenses also includes higher external consulting costs related to IT managed services as compared to the same period last year.

Interest income and other income (expense), net includes primarily the following two components: interest income; and gains (losses) on foreign currency transactions. Interest income for the three months ended March 31, 2011 and March 31, 2010 was less than $1,000. Gain (loss) on foreign currency transactions for the three months ended March 31, 2011 was a gain of approximately $33,000 as compared to a gain of $1,000 for the three months ended March 31, 2010. The foreign currency gains (losses) recorded in the three months ended March 31, 2011 and 2010 were the result of foreign currency rate volatility between the Euro and the British Pound during these periods.

Income tax expense for the three months ended March 31, 2011 was $41,000 as compared to $6,000 for the three months ended March 31, 2010. Income tax expense for the three months ended March 31, 2011 includes estimated state taxes and federal alternative minimum taxes totaling $35,000. Income tax expense for both periods includes a $6,000 provision for uncertain tax positions relative to foreign taxes.

Net loss for the three months ended March 31, 2011 was $511,000 as compared to net loss of $97,000 for the three months ended March 31, 2010.

Six months Ended March 31, 2011 Compared to
Six Months Ended March 31, 2010

Total Revenues

The following table presents total revenue, total revenue decrease and percentage change in total revenue for the six months ended March 31, 2011 and 2010:

	Six Months Ended
	March 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands)

Software licenses	$4,662	$4,759	$(97)	-2%
Maintenance and services	3,972	4,047	(75)	-2%

Total revenue	$8,634	$8,806	$(172)	-2%

The decrease in software license revenue of $97,000 for the six months ended March 31, 2011 consists of a 78,000 decrease in Report Management and Archive Solutions (including Datawatch BDS), a $73,000 decrease in Business Service Management Solutions (including Visual QSM and Visual HD) and a $54,000 increase in Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch Enterprise Server, Datawatch Dashboards and iMergence).

The decrease in maintenance and services revenue of $75,000 consists of a $234,000 decrease in Business Service Management Solutions (including Visual QSM and Visual HD), a $110,000 increase in Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch Enterprise Server, Datawatch Dashboards and iMergence) and a $49,000 increase in Report Management and Archive Solutions (including Datawatch BDS). Maintenance revenue decreased $118,000 which included a $122,000 decrease in Report Management and Archive Solutions, a $92,000 decrease in Business Service Management Solutions and a $96,000 increase in Report Analytics Solutions. Services revenue increased $43,000 which included a $171,000 increase in Report Management and Archive Solutions, a $14,000 increase in Report Analytics Solutions and a $142,000 decrease in Business Service Management Solutions.

Costs and Operating Expenses

The following table presents costs and operating expenses, increase (decrease) in costs and operating expenses and percentage changes in costs and operating expenses for the six months ended March 31, 2011 and 2010:

	Six Months Ended
	March 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands)

Cost of software licenses	$1,131	$1,222	$(91)	-7%
Cost of maintenance and services	1,287	1,506	(219)	-15%
Sales and marketing	2,705	3,135	(430)	-14%
Engineering and product development	1,283	1,419	(136)	-10%
General and administrative	2,515	1,806	709	39%

Total costs and operating expenses	$8,921	$9,088	$(167)	-2%

The decrease in cost of software licenses of $91,000, or approximately 7%, is primarily due to lower software amortization costs associated with previously acquired software and lower royalty costs as compared to the same period last year.

The decrease in cost of maintenance and services of $219,000, or approximately 15%, is primarily due to lower wages and other employee-related costs due to decreased headcount as compared to the same period last year and lower consulting and travel costs.

The decrease in sales and marketing expenses of $430,000, or approximately 14%, is attributable to lower external consulting costs, a reduction in travel-related costs, lower wages and employee-related costs due to decreased headcount and lower amortization costs as compared to the same period last year.

The decrease in engineering and product development expenses of $136,000, or approximately 10%, is primarily due to lower external consulting costs as compared to the same period last year and lower wages and other employee-related costs.

The increase in general and administrative expenses of $709,000, or approximately 39%, is primarily attributable to $641,000 of severance costs incurred in connection with a restructuring by the Company to align the sales and marketing operations with the Company’s new business strategy. The increase in general and administrative expenses also includes higher external consulting costs related to IT managed services as compared to the same period last year.

Interest income and other income (expense) includes primarily the following two components: interest income; and gains (losses) on foreign currency transactions. Interest income for the six months ended March 31, 2011 and 2010 was approximately $2,000 and $1,000, respectively.  Gain (loss) on foreign currency transactions for the six months ended March 31, 2011 was a gain of approximately $55,000 as compared to a loss of $2,000 for the six months ended March 31, 2010. The foreign currency gains (losses) recorded in the six months ended March 31, 2011 and 2010 were the result of foreign currency rate volatility between the Euro and the British Pound during these periods.

Income tax expense for the six months ended March 31, 2011 was $52,000 as compared to $14,000 for the six months ended March 31, 2010. Income tax expense for the six months ended March 31, 2011 includes estimated state taxes totaling $30,000. Income tax expense for both periods includes estimated federal alternative minimum taxes of $9,000 and $1,000, respectively, and a provision for uncertain tax positions relative to foreign taxes of $13,000 during each period.

Net loss for the six months ended March 31, 2011 was $282,000 as compared to net loss of $297,000 for the six months ended March 31, 2010.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire through 2016. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $83,000 and $76,000 for the three months ended March 31, 2011 and 2010, respectively, and $164,000 and $149,000 for the six months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, the Company’s contractual obligations include minimum rental commitments under non-cancelable operating leases and other liabilities related to uncertain tax positions as follows:

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)

Operating Lease Obligations	$211	$148	$43	$20	$—

Other Liabilities	$163	$—	$—	$—	$163

The Company is obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $374,000 and $382,000, respectively, for the three months ended March 31, 2011 and 2010, and $713,000 and $727,000 for the six months ended March 31, 2011 and 2010, respectively. The Company is not obligated to pay any minimum amounts for royalties.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of March 31, 2011.

The Company is required by a sublease agreement related to its Chelmsford, Massachusetts facility to provide a letter of credit originally in the amount of approximately $125,000 as a security deposit to the landlord of amounts due under the lease. In accordance with the terms of its sublease agreement, the Company is allowed to reduce its letter of credit by approximately $18,000 annually following the completion of the first three years of its lease arrangement, which occurred during the first quarter of fiscal year 2009. Cash on deposit providing security in the amount of this letter of credit was $71,000 and $89,000 as of March 31, 2011 and September 30, 2010, respectively, and is classified as restricted cash in the Company’s condensed consolidated balance sheets.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of March 31, 2011.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of March 31, 2011.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these potential obligations as of March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At March 31, 2011, the Company had $7,752,000 of cash and equivalents, an increase of $699,000 from September 30, 2010.

At March 31, 2011, the Company had working capital of approximately $4,439,000 as compared to working capital of $4,186,000 at September 30, 2010. The Company expects cash flows from operations to remain positive as it anticipates profitability in the future. However, if the Company’s cash flow from operations were to decline significantly, it may need to consider further reductions to its operating expenses. The Company does not anticipate additional cash requirements to fund significant growth or the acquisition of complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that the Company will be able to issue additional equity or obtain a new credit facility at attractive prices or rates, or at all.

The Company had a net loss of approximately $282,000 for the six months ended March 31, 2011 as compared to a net loss of approximately $297,000 for the six months ended March 31, 2010. During the six months ended March 31, 2011 and 2010, approximately $681,000 and $818,000, respectively, of cash was provided by the Company’s operations. During the six months ended March 31, 2011, the main source of cash from operations was net loss adjusted for depreciation and amortization as well as an increase in accounts payable, accrued expenses and other liabilities.

Net cash used in investing activities for the six months ended March 31, 2011 of $31,000 is primarily related to the purchase of property and equipment which was partially offset by a reduction in the Company’s letter of credit pursuant to its sublease agreement for its Chelmsford, Massachusetts facility.

Net cash provided by financing activities for the six months ended March 31, 2011 of $90,000 is related to proceeds from the exercise of stock options.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At March 31, 2011, the Company did not participate in or hold any derivative financial instruments or commodity instruments. The Company holds no investment securities that possess significant market risk.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The principal executive officer and principal financial officer, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a−15(e) and 15d−15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

(b) Changes in Internal Controls.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 11, 2011.

DATAWATCH CORPORATION

/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Murray P. Fish
Murray P. Fish
Chief Financial Officer,
(Principal Financial Officer)