Form 10-Q
period 2011-06-30
DATAWATCH CORP
filed 2011-08-11
CIK 792130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of August 8, 2011 was 6,160,899.

DATAWATCH CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2011

TABLE OF CONTENTS

  Page #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

a)	Condensed Consolidated Balance Sheets:
	June 30, 2011 and September 30, 2010	3

b)	Condensed Consolidated Statements of Operations:
	Three and Nine Months Ended June 30, 2011 and 2010	4

c)	Condensed Consolidated Statements of Cash Flows:
	Nine Months Ended June 30, 2011 and 2010	5

d)	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 6.	Exhibits	24

SIGNATURES		25

CERTIFICATIONS		26

PART I. FINANCIAL INFORMATION
Item 1:  FINANCIAL STATEMENTS

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30,	September 30,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and equivalents	$8,262	$7,053
Accounts receivable, less allowances for doubtful accounts and sales	2,683	2,228
returns of $174 and $164, respectively
Inventories	56	39
Prepaid expenses	407	283
Restricted cash	71	89
Total current assets	11,479	9,692

Property and equipment, net	253	340
Intangible assets, net	942	1,434
Other long-term assets	54	21
Total assets	$12,728	$11,487

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$480	$473
Accrued expenses	1,964	1,606
Deferred revenue	3,851	3,427
Total current liabilities	6,295	5,506

LONG-TERM LIABILITIES:
Deferred revenue, long-term	175	152
Other liabilities	169	150
Total long-term liabilities	344	302

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 20,000,000 shares authorized;	62	60
issued, 6,175,145 shares and 5,958,237 shares, respectively;
outstanding, 6,160,899 shares and 5,943,991 shares, respectively
Additional paid-in capital	24,357	23,826
Accumulated deficit	(17,059)	(16,990)
Accumulated other comprehensive loss	(1,131)	(1,077)
	6,229	5,819
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	6,089	5,679

Total liabilities and shareholders' equity	$12,728	$11,487

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
REVENUE:
Software licenses	$2,400	$2,458	$7,063	$7,218
Maintenance and services	2,013	2,135	5,984	6,181
Total revenue	4,413	4,593	13,047	13,399

COSTS AND EXPENSES:
Cost of software licenses	530	597	1,661	1,818
Cost of maintenance and services	655	731	1,941	2,238
Sales and marketing	1,513	1,370	4,219	4,505
Engineering and product development	600	627	1,883	2,045
General and administrative	921	981	3,436	2,787
Total costs and expenses	4,219	4,306	13,140	13,393

INCOME (LOSS) FROM OPERATIONS	194	287	(93)	6

Interest income and other income (expense), net	1	(58)	58	(59)

INCOME (LOSS) BEFORE INCOME TAXES	195	229	(35)	(53)
(Benefit) provision for income taxes	(18)	7	34	22

NET INCOME (LOSS)	$213	$222	$(69)	$(75)

Net income (loss) per share—Basic	$0.04	$0.04	$(0.01)	$(0.01)

Net income (loss) per share—Diluted	$0.03	$0.04	$(0.01)	$(0.01)

Weighted-average shares outstanding—Basic	6,077	5,943	5,999	5,933

Weighted-average shares outstanding—Diluted	6,278	6,074	5,999	5,933

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 (In thousands)

	Nine Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69)	$(75)
Adjustments to reconcile net loss to cash provided by
operating activities:
Depreciation and amortization	653	950
Provision for doubtful accounts and sales returns	9	107
Share-based compensation	145	148
Changes in current assets and liabilities:
Accounts receivable	(455)	(90)
Inventories	(17)	13
Prepaid expenses and other assets	(124)	(72)
Accounts payable, accrued expenses and other liabilities	378	(386)
Deferred revenue	433	(43)
Cash provided by operating activities	953	552

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures	(72)	(58)
Capitalized software development costs	—	(3)
Decrease in restricted cash	18	18
Increase in other assets	(32)	(2)
Cash used in investing activities	(86)	(45)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	388	—
Cash provided by financing activities	388	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	(46)	(84)

NET INCREASE IN CASH AND EQUIVALENTS	1,209	423
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	7,053	5,649
CASH AND EQUIVALENTS, END OF PERIOD	$8,262	$6,072

SUPPLEMENTAL INFORMATION:
Income taxes paid	$32	$33

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, the allowance for doubtful accounts, sales returns reserve, useful lives of property and equipment, and the valuation of net deferred tax assets, intangible assets and share-based awards.

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

The Company has two types of software product offerings: (1) Enterprise Software and (2) Desktop and Server Software. Enterprise Software products are sold directly to end-users and through value added resellers. The Company sells its Desktop and Server Software products directly to end-users and through distributors and resellers. Sales to distributors and resellers accounted for approximately 44% and 44%, respectively, of total sales for the three months ended June 30, 2011 and 2010, and 42% and 44%, respectively, of total sales for the nine months ended June 30, 2011 and 2010. Revenue from the sale of all software products (when separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collectability is reasonably assured, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is customarily defined. The Company’s software products can be installed and used by customers on their own with little or no configuration required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses, and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

Desktop and Server Software products and Enterprise Software products are generally sold in multiple element arrangements which may include software licenses, professional services and post-contract customer support. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to the software license. In applying the residual method, the Company deducts from the sale proceeds the VSOE of fair value of the professional services and post-contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and do not involve modification or customization of the software or any other unusual acceptance clauses or terms. Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post-contract customer support services is deferred and recognized ratably over the period of support (generally one year). Such deferred amounts are recorded as part of deferred revenue in the Company’s condensed consolidated balance sheets.

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

Share-Based Compensation

All share-based awards, including grants of employee stock options, are recognized in the financial statements based on their fair value.

The Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s share-based awards are accounted for as equity instruments and there have been no liability awards granted. See additional share-based compensation disclosure in Note 4 to the Company’s condensed consolidated financial statements.

Concentration of Credit Risks and Major Customers

The Company sells its products and services to U.S. and non-U.S. dealers and other software distributors, as well as to end users, under customary credit terms. Two customers, Ingram Micro, Inc. and Lifeboat Distribution, individually accounted for the following percentages of total revenue and accounts receivable for the periods indicated:

	Percentage of total		Percentage of total
	revenue for the three		revenue for the nine		Percentage of total
	months ended		months ended		accounts receivable at
	June 30,		June 30,		June 30,	September 30,
	2011	2010	2011	2010	2011	2010

Ingram Micro, Inc.	11%	11%	14%	12%	17%	11%

Lifeboat Distribution	21%	12%	16%	11%	24%	21%

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

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life of the product (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 18 to 24 months. The net amount of capitalized software development costs and purchased software was approximately $34,000 and $396,000 at June 30, 2011 and September 30, 2010, respectively. The Company did not capitalize any software development costs during the nine months ended June 30, 2011. During the nine months ended June 30, 2010, the Company capitalized approximately $3,000 of software development costs related to new products in development.

Intangible Assets

Intangible assets consist of internally developed software, patents and customer lists acquired through business combinations. The values allocated to the majority of these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in cost of software licenses and subscriptions. The values allocated to customer relationships are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in sales and marketing expenses. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

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

The following table represents information about the Company’s cash equivalents measured at fair value on a recurring basis at June 30, 2011 (in thousands):

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Money market funds	$ 2,233	$ 2,233	$ —	$ —

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. This ASU introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application was permitted. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. This standard also expands the disclosure requirements particularly for level 3 fair value measurements. This new guidance is to be applied prospectively for reporting periods beginning on or after December 15, 2011. The Company does not expect that the adoption of this standard will have a material effect on its condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Under this standard, an entity can elect to present items of net income and other comprehensive income in one continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating what impact, if any, this standard will have on its condensed consolidated financial statements.

Note 2 – Intangible Assets, Net

Intangible assets, net, were comprised of the following as of June 30, 2011 and September 30, 2010:

	Weighted	June 30, 2011			September 30, 2010
	Average	Gross		Net	Gross		Net
Identified Intangible	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Asset	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
		(In thousands)

Capitalized software	2	$2,662	$2,628	$34	$2,662	$2,287	$375
Purchased software	5	700	700	—	700	679	21
Patents	20	160	54	106	160	49	111
Customer lists	10	1,790	988	802	1,790	863	927

Total		$5,312	$4,370	$942	$5,312	$3,878	$1,434

For the three months ended June 30, 2011 and 2010, amortization expense related to intangible assets was $108,000 and $232,000, respectively. For the nine months ended June 30, 2011 and 2010, amortization expense related to intangible assets was $492,000 and $754,000, respectively.

The estimated future amortization expense related to intangible assets as of June 30, 2011 is as follows:

Fiscal Years Ended September 30,	(In thousands)

Remainder of fiscal 2011	$64
2012	188
2013	174
2014	174
2015	174
2016	105
Thereafter	63

Total estimated future amortization expense	$942

Note 3 – Income Taxes

During the three months ended June 30, 2011, the Company recorded $18,000 in income tax benefits primarily related to estimated state tax adjustments. During the nine months ended June 30, 2011, the Company recorded $34,000 related to estimated state taxes, estimated federal alternative minimum taxes and uncertain tax positions relative to foreign taxes. During the three and nine months ended June 30, 2010, the Company recorded $7,000 and $22,000, respectively, related to uncertain tax positions relative to foreign taxes, estimated alternative minimum taxes and income tax liabilities in foreign jurisdictions.

Deferred Tax Assets

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through and until 2030. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. Management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets at June 30, 2011 and September 30, 2010.

Provision for Uncertain Tax Positions

At September 30, 2010, the Company had a $150,000 tax liability related to tax exposures that could result in cash payments, of which approximately $6,000 and $19,000, respectively, were recorded during the three and nine months ended June 30, 2010. The Company increased its tax liability by $6,000 during each of the three month periods ended December 31, 2010, March 31, 2011 and June 30, 2011. During the three months ended June 30, 2011, the Company released a portion of its reserve for  uncertain tax positions and recorded a benefit of $2,000 for the quarter. The cumulative adjustment for the nine months ended June 30, 2011 was an increase of $1,000 to its reserve for uncertain tax positions. The Company does not expect its tax liability to change significantly during the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its consolidated statements of operations. To date, the Company has not accrued any amounts for interest and penalties associated with this liability as such amounts have been de minimis.

The Company’s unrecognized tax benefits (before consideration of any valuation allowance) represent differences between tax positions taken by the Company in its various consolidated and separate worldwide tax returns and the benefits recognized and measured. This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The change in the unrecognized tax benefits during the nine months ended June 30, 2011 was as follows (in thousands):

Balance at October 1, 2010	$826
Additions for prior year tax positions	20
Balance at June 30, 2011	$846

 In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such jurisdictions as the United Kingdom, Australia, and the United States, and as a result, files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The fiscal years ended September 30, 2008 through September 30, 2010 are generally still open to examination in the jurisdictions listed above.

Note 4 – Shareholders’ Equity

Share-based compensation expense for the three months ended June 30, 2011 and 2010 was $81,000 and $47,000, respectively, and $145,000 and $148,000 for the nine months ended June 30, 2011 and 2010, respectively, as included in the following expense categories:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	(In thousands)

Sales and marketing	$34	$10	$45	$33
Engineering and product development	3	3	6	10
General and administrative	44	34	94	105
	$81	$47	$145	$148

The Company’s stock compensation plans provide for the granting of restricted stock units and either incentive or non-qualified stock options to employees and non-employee directors. Options and restricted stock units are subject to terms and conditions determined by the Compensation and Stock Committee of the Board of Directors. Options generally vest over a three year period beginning three months from the date of grant and expire either seven or ten years from the date of grant. Restricted stock units vest annually over a three year period. Through April 25, 2011, restricted stock units and stock options were granted under the 2006 Equity Compensation and Incentive Plan and thereafter under the 2011 Equity Compensation and Incentive Plan.

Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate and dividend yield. The weighted-average fair value of options granted under the stock option plans for the three months ended June 30, 2011 was $2.89. No options were granted under the stock option plans for the three months ended June 30, 2010. The weighted-average fair values of options granted under the stock option plans for the nine months ended June 30, 2011 and 2010 were $2.16 and $1.43, respectively. The total intrinsic value of options exercised during the three and nine months ended June 30, 2011 was approximately $538,000 and $663,000, respectively. No options were exercised during the three or nine months ended June 30, 2010. Total cash received from option exercises during the three and nine months ended June 30, 2011 was $298,000 and $388,000, respectively. As of June 30, 2011, there was $454,000 of total unrecognized compensation cost related to non-vested stock option arrangements, which is expected to be recognized over a weighted-average period of 2.81 years.

Many of the assumptions used in the determination of compensation expense are judgmental and highly volatile. The table below indicates the key assumptions used in the option valuation calculations for options granted in the nine months ended June 30, 2011 and 2010:

	2011	2010
Expected life	5 years	5 years
Expected volatility	66.26 – 67.32%	75.33%
Weighted-average volatility	66.56%	75.33%
Risk free interest rate	1.49 – 2.38%	1.28%
Dividend yield	0.0%	0.0%

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

The following table summarizes information about the Company’s stock option plans for the nine months ended June 30, 2011:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value $(000)

Outstanding, October 1, 2010	545,010	$2.89

Granted	241,500	3.80
Canceled	(119,600)	3.67
Exercised	(197,248)	1.97
Outstanding, June 30, 2011	469,662	$3.54	4.92	$1,052

Vested or expected to vest, June 30, 2011	447,788	$3.53	4.69	$1,011

Exercisable, June 30, 2011	250,923	$3.28	3.18	$636

Restricted Stock Units

The Company periodically grants awards of restricted stock units (“RSU”) to each of its non-employee directors and some of its management team on a discretionary basis pursuant to its stock compensation plans. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at June 30, 2011 was 183,177. Each RSU vests at the rate of 33.33% on each of the first through third anniversaries of the grant date with final vesting of the most recent grants scheduled to occur in June 2014. Included in the total number of RSUs unvested at June 30, 2011 are 143,500 RSUs which are subject to a further vesting condition that the Company’s common stock must trade at a price greater than $10 per share on a national securities exchange for a period of twenty consecutive days prior to the fifth year anniversary of the grant date. For such RSUs, the Company performed fair value analysis using the Monte Carlo option-pricing model. The fair value related to the RSUs was calculated based primarily on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to general and administrative expense. The fair value of the RSUs granted in the nine months ended June 30, 2011 and 2010, respectively, was approximately $662,000 (or $3.88 weighted-average fair value per share) and $59,000 (or $2.39 weighted-average fair value per share). The Company recorded compensation expense related to RSUs of approximately $43,000 and $13,000 for the three months ended June 30, 2011 and 2010, respectively, and $72,000 and $39,000 for the nine months ended June 30, 2011 and 2010, respectively. These amounts are included in the total stock-based compensation expense disclosed above. As of June 30, 2011, there was $778,000 of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.73 years.

The following table presents RSU information for the nine months ended June 30, 2011:

Number of
RSUs
Outstanding

Outstanding, October 1, 2010	45,841
Granted	170,500
Canceled	(13,504)
Vested	(19,660)
Outstanding, June 30, 2011	183,177

Note 5 - Comprehensive Income (Loss)

The following table sets forth the reconciliation of net income (loss) to comprehensive income (loss):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Net income (loss)	$213	$222	$(69)	$(75)
Other comprehensive loss:
Foreign currency translation adjustments	(2)	(1)	(54)	(50)

Comprehensive income (loss)	$211	$221	$(123)	$(125)

Accumulated other comprehensive loss reported in the condensed consolidated balance sheets consists solely of foreign currency translation adjustments.

Note 6 - Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the impact, when dilutive, of the exercise of stock options and RSUs using the treasury stock method. Diluted net loss per share for the nine months ended June 30, 2011 is the same as basic net loss per share as the potentially dilutive securities are all anti-dilutive.

Potentially dilutive common stock options aggregating 12,473 and 250,721 shares for the three months ended June 30, 2011 and 2010, respectively, and 141,826 and 280,381 shares for the nine months ended June 30, 2011 and 2010, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive. Potentially dilutive restricted stock units aggregating 2,335 and 5,002 shares for the three months ended June 30, 2011 and 2010, respectively, and 29,588 and 5,002 shares for the nine months ended June 30, 2011 and 2010, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive.

Note 7 - Commitments and Contingencies

The Company is obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $413,000 and $363,000, respectively, for the three months ended June 30, 2011 and 2010 and $1,126,000 and $1,090,000, respectively, for the nine months ended June 30, 2011 and 2010. The Company is not obligated to pay any minimum amounts for royalties.

From time to time, the Company is subject to claims and may be party to actions that arise in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Note 8 - Segment Information

The Company has determined that it has only one reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, does not manage any part of the Company separately and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and operating results.

The following table presents information about the Company’s revenue by product lines:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch Enterprise Server, Datawatch Dashboards and iMergence)	78%	70%	75%	70%
Monarch Report Manager on Demand (formerly Datawatch BDS)	13%	21%	16%	19%
Business Service Management Solutions (including Visual QSM and Visual HD)	9%	9%	9%	11%

Total	100%	100%	100%	100%

The Company conducts operations in the U.S. and internationally (principally in the United Kingdom). The following table presents information about the Company’s geographic operations:

		International
		(Principally	Intercompany
	Domestic	U.K.)	Eliminations	Total
	(In thousands)

Total Revenue
Three months ended June 30, 2011	$3,542	$1,060	$(189)	$4,413
Three months ended June 30, 2010	$3,676	$1,152	$(235)	$4,593

Nine months ended June 30, 2011	$10,536	$3,120	$(609)	$13,047
Nine months ended June 30, 2010	$10,747	$3,320	$(668)	$13,399

Total Operating Income (Loss)
Three months ended June 30, 2011	$216	$(22)	$—	$194
Three months ended June 30, 2010	$204	$83	$—	$287

Nine months ended June 30, 2011	$(84)	$(9)	$—	$(93)
Nine months ended June 30, 2010	$75	$(69)	$—	$6

Non-current Assets
At June 30, 2011	$1,182	$67	$—	$1,249
At September 30, 2010	$1,741	$54	$—	$1,795

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

Datawatch is engaged in the design, development, manufacture, marketing, and support of business computer software primarily for the report analytics, report management on demand and business service management markets to allow organizations to access and analyze information in a more meaningful fashion.

The Company’s principal product lines are Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch Enterprise Server, Datawatch Dashboards and iMergence), Monarch Report Manager on Demand (formerly Datawatch BDS) and Business Service Management Solutions (including Visual QSM and Visual HD). Included in the above categories are:

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

•	Datawatch Dashboards, an interactive dashboard solution that provides a visual overview of operational performance as well as the ability to monitor specific business processes and events;
•	iMergence, an enterprise report mining system;
•	Monarch Report Manager on Demand, a system for high-volume document capture, archiving, and online presentation;
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

•	Revenue Recognition, Allowance for Bad Debts and Returns Reserve
•	Income Taxes
•	Capitalized Software Development Costs
•	Valuation of Intangible Assets and Other Long-Lived Assets
•	Accounting for Share-Based Compensation

During the nine months ended June 30, 2011, there were no significant changes in the Company’s critical accounting policies. See Note 1 to the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in its Annual Report on Form 10-K for the year ended September 30, 2010 for additional information about these critical accounting policies, as well as a description of the Company’s other significant accounting policies.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUE:
Software licenses	54%	54%	54%	54%
Maintenance and services	46%	46%	46%	46%
Total revenue	100%	100%	100%	100%

COSTS AND EXPENSES:
Cost of software licenses	12%	13%	13%	13%
Cost of maintenance and services	15%	16%	15%	17%
Sales and marketing	34%	30%	33%	34%
Engineering and product development	14%	14%	14%	15%
General and administrative	21%	21%	26%	21%
Total costs and expenses	96%	94%	101%	100%
INCOME (LOSS) FROM OPERATIONS	4%	6%	-1%	0%
Interest income and other income (expense), net	0%	-1%	0%	-1%
INCOME (LOSS) BEFORE INCOME TAXES	4%	5%	-1%	-1%
(Benefit) provision for income taxes	-1%	0%	0%	0%
NET INCOME (LOSS)	5%	5%	-1%	-1%

Three months ended June 30, 2011 Compared to
 Three months ended June 30, 2010

Total Revenues

The following table presents total revenue, total revenue decrease and percentage change in total revenue for the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
		(In thousands)

Software licenses	$2,400	$2,458	$(58)	-2%
Maintenance and services	2,013	2,135	(122)	-6%

Total revenue	$4,413	$4,593	$(180)	-4%

The decrease in software license revenue of $58,000 for the three months ended June 30, 2011 consists of a $188,000 decrease in Monarch Report Manager on Demand sales (formerly Datawatch BDS) and a $17,000 decrease in Service Management Solutions (including Visual QSM and Visual HD products) which were partially offset by a $147,000 increase in Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch Enterprise Server, Datawatch Dashboards and iMergence). The overall decrease in software license revenue is primarily attributable to softened demand for computer software due to the weak worldwide economy and customers having tighter budgets and more review processes including redistributing licenses of laid-off employees internally in lieu of purchasing additional licenses.

The decrease in maintenance and services revenue of $122,000 consists of a $235,000 decrease in Monarch Report Manager on Demand sales (formerly Datawatch BDS) and a $13,000 decrease in Service Management Solutions (including Visual QSM and Visual HD products) which were partially offset by a $126,000 increase in Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch Enterprise Server, Datawatch Dashboards and iMergence). The overall decrease in maintenance and services revenue is attributable to softened demand for computer software due to the weak worldwide economy, tighter budgets and deferral of fixed asset investments as well as lower renewal rates of annual maintenance contracts from existing customers.

Report Analytics Solutions, Monarch Report Manager on Demand and Service Management Solutions product revenues were 78%, 13% and 9%, respectively, of total revenue for the three months ended June 30, 2011 as compared to 70%, 21% and 9% of total revenue for the three months ended June 30, 2010. Domestic and international revenue were 76% and 24%, respectively, of total revenue for the three months ended June 30, 2011 as compared to 75% and 25% of total revenue for the three months ended June 30, 2010.

Costs and Operating Expenses

The following table presents costs of sales and operating expenses, increase (decrease) in costs of sales and operating expenses and percentage changes in costs of sales and operating expenses for the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
		(In thousands)

Cost of software licenses	$530	$597	$(67)	-11%
Cost of maintenance and services	655	731	(76)	-10%
Sales and marketing	1,513	1,370	143	10%
Engineering and product development	600	627	(27)	-4%
General and administrative	921	981	(60)	-6%

Total costs and operating expenses	$4,219	$4,306	$(87)	-2%

The decrease in cost of software licenses of $67,000, or approximately 11%, is primarily due to lower software amortization costs associated with new products released during fiscal 2010 which was partially offset by higher royalty costs.

The decrease in cost of maintenance and services of $76,000, or approximately 10%, is primarily due to lower wages and other employee-related costs due to decreased headcount.

The increase in sales and marketing expenses of $143,000, or approximately 10%, is due to higher employee-related costs including travel, as well as higher lead generation and other costs associated with marketing programs.

The decrease in engineering and product development expenses of $27,000, or approximately 4%, is primarily attributable to lower employee costs and external consulting costs.

The decrease in general and administrative expenses of $60,000, or approximately 6%, is primarily attributable to lower wages and employee-related costs and professional services fees.

Interest income and other income (expense) primarily represents gain (loss) on foreign currency transactions which was a gain of $1,000 for the three months ended June 30, 2011 as compared to a loss of $58,000 for the three months ended June 30, 2010. The foreign currency loss recorded in the three months ended June 30, 2010 was the result of foreign currency rate volatility between the Euro and the British Pound.

Income tax benefit for the three months ended June 30, 2011 was $18,000 as compared to expense of $7,000 for the three months ended June 30, 2010. The tax benefit for the three months ended June 30, 2011 is attributable to estimated state tax adjustments. Income tax expense for the three months ended June 30, 2010 primarily represents a provision for uncertain tax positions relative to foreign taxes.

Net income for the three months ended June 30, 2011 was $213,000 as compared to $222,000 for the three months ended June 30, 2010.

Nine months ended June 30, 2011 Compared to
 Nine months ended June 30, 2010

Total Revenues

The following table presents total revenue, total revenue decrease and percentage change in total revenue for the nine months ended June 30, 2011 and 2010:

	Nine Months Ended
	June 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
		(In thousands)

Software licenses	$7,063	$7,218	$(155)	-2%
Maintenance and services	5,984	6,181	(197)	-3%

Total revenue	$13,047	$13,399	$(352)	-3%

The decrease in software license revenue of $155,000 for the nine months ended June 30, 2011 consists of a $266,000 decrease in Monarch Report Manager on Demand sales (formerly Datawatch BDS) and an $89,000 decrease in Service Management Solutions (including Visual QSM and Visual HD products) which were partially offset by a $200,000 increase in Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch Enterprise Server, Datawatch Dashboards and iMergence). The overall decrease in software license revenue is attributable to softened demand for computer software due to the weak worldwide economy and customers’ redistributing licenses of laid off employees internally in lieu of purchasing additional licenses.

The decrease in maintenance and services revenue of $197,000 consists of a $248,000 decrease in Service Management Solutions (including Visual QSM and Visual HD products) and a $185,000 decrease in Monarch Report Manager on Demand sales (formerly Datawatch BDS) which were partially offset by a $236,000 increase in Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch RMS, Monarch Enterprise Server, Datawatch Dashboards and iMergence). The overall decrease in maintenance and services revenue is attributable to softened demand for computer software due to the weak worldwide economy and lower renewal rates of annual maintenance contracts from existing customers. The decreases in Service Management Solutions and Monarch Report Manager on Demand sales were also the result of less demand for professional services work related to these product lines during the nine months ended June 30, 2011.

Report Analytics Solutions, Monarch Report Manager on Demand and Service Management Solutions product revenues were 75%, 16% and 9%, respectively, of total revenue for the nine months ended June 30, 2011 as compared to 70%, 19% and 11% of total revenue for the nine months ended June 30, 2010. Domestic and international revenue were 76% and 24%, respectively, of total revenue for the nine months ended June 30, 2011 as compared to 75% and 25% of total revenue for the nine months ended June 30, 2010.

Costs and Operating Expenses

The following table presents costs of sales and operating expenses, increase (decrease) in costs of sales and operating expenses and percentage changes in costs of sales and operating expenses for the nine months ended June 30, 2011 and 2010:

	Nine Months Ended
	June 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
		(In thousands)

Cost of software licenses	$1,661	$1,818	$(157)	-9%
Cost of maintenance and services	1,941	2,238	(297)	-13%
Sales and marketing	4,219	4,505	(286)	-6%
Engineering and product development	1,883	2,045	(162)	-8%
General and administrative	3,436	2,787	649	23%

Total costs and operating expenses	$13,140	$13,393	$(253)	-2%

The decrease in cost of software licenses of $157,000, or approximately 9%, is primarily due to lower software amortization costs associated with previously capitalized software which was partially offset by higher royalty costs.

The decrease in cost of maintenance and services of $297,000, or approximately 13%, is primarily due to lower wages and other employee-related costs due to decreased headcount and lower outside consulting costs.

The decrease in sales and marketing expenses of $286,000, or approximately 6%, is primarily due to lower headcount and employee-related costs such as commissions and travel as well as lower consulting and amortization costs.

The decrease in engineering and product development expenses of $162,000, or approximately 8%, is primarily due to lower headcount and employee-related costs and lower external consulting costs as compared to the same period last year.

The increase in general and administrative expenses of $649,000, or approximately 23%, is primarily attributable to $641,000 of severance costs incurred in the second quarter of fiscal year 2011 in connection with a restructuring by the Company to align the sales and marketing operations with the Company’s new business strategy.

Interest income and other income (expense) primarily represents gains (losses) on foreign currency transactions. The foreign currency gains and (losses) recorded in the nine months ended June 30, 2011 and 2010 were the result of foreign currency rate volatility between the Euro and the British Pound during these periods.

Income tax expense for the nine months ended June 30, 2011 was $34,000 as compared to $22,000 for the nine months ended June 30, 2010. Income tax expense for the nine months ended June 30, 2011 includes a provision for uncertain tax positions relative to foreign taxes of $19,000, estimated state taxes totaling $11,000 and estimated federal alternative minimum taxes of $4,000. Income tax expense for the nine months ended June 30, 2010 primarily represents a provision for uncertain tax positions relative to foreign taxes.

Net loss for the nine months ended June 30, 2011 was $69,000 as compared to net loss of $75,000 for the nine months ended June 30, 2010.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire through 2016. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $82,000 and $76,000 for the three months ended June 30, 2011 and 2010, respectively, and $246,000 and $225,000 for the nine months ended June 30, 2011 and 2010, respectively.

On June 17, 2011, the Company entered into a sublease agreement (the “Sublease”). Under the terms of the Sublease, the Company’s U.S. headquarters, consisting of 14,683 square feet, will remain at its present location at 271 Mill Road, Chelmsford, Massachusetts. The Sublease is for a period of 60 months commencing on July 1, 2011. The aggregate rent for the term of the Sublease is approximately $807,565. In addition to rent, the Sublease requires the Company to pay certain taxes, insurance and operating costs related to the leased building based on the Company’s pro rata share. In accordance with the terms of the Sublease agreement, the Company provided a security deposit of approximately $27,000 to the lessor.

As of June 30, 2011, the Company’s contractual obligations include minimum rental commitments under non-cancelable operating leases and other liabilities related to uncertain tax positions as follows:

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)

Operating Lease Obligations	$976	$275	$361	$340	$—

Other Liabilities	$169	$—	$—	$—	$169

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $413,000 and $363,000, respectively, for the three months ended June 30, 2011 and 2010, and $1,126,000 and $1,090,000 for the nine months ended June 30, 2011 and 2010, respectively. The Company is not obligated to pay any minimum amounts for royalties.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of June 30, 2011.

The Company was required by a sublease agreement related to its Chelmsford, Massachusetts facility to provide a letter of credit in the amount of approximately $125,000 as a security deposit to the landlord. This sublease agreement expired on June 30, 2011. In accordance with the terms of its sublease agreement, the Company is allowed to reduce its letter of credit by approximately $18,000 annually following the completion of the first three years of its lease arrangement, which occurred during the first quarter of fiscal year 2009. Cash on deposit providing security in the amount of this letter of credit was $71,000 and $89,000 as of June 30, 2011 and September 30, 2010, respectively, and is classified as restricted cash in the Company’s condensed consolidated balance sheets.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of June 30, 2011.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of June 30, 2011.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes its exposure related to these indemnification agreements is minimal. The Company has no liabilities recorded for these potential obligations as of June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At June 30, 2011, the Company had $8,262,000 of cash and equivalents, an increase of $1,209,000 from September 30, 2010.

At June 30, 2011, the Company had working capital of approximately $5,184,000 as compared to $4,186,000 at September 30, 2010. The Company expects cash flows from operations to remain positive as it anticipates profitability in the future. However, if the Company’s cash flow from operations were to decline significantly, it may need to consider further reductions to its operating expenses. The Company does not anticipate additional cash requirements to fund significant growth or the acquisition of complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that the Company will be able to issue additional equity or obtain a new credit facility at attractive prices or rates, or at all.

The Company had a net loss of approximately $69,000 for the nine months ended June 30, 2011 as compared to a net loss of approximately $75,000 for the nine months ended June 30, 2010. During the nine months ended June 30, 2011 and 2010, approximately $953,000 and $552,000, respectively, of cash was provided by the Company’s operations. During the nine months ended June 30, 2011, the main source of cash from operations was net loss adjusted for depreciation and amortization as well as increases in deferred revenue and accounts payable, accrued expenses and other liabilities.

Net cash used in investing activities for the nine months ended June 30, 2011 of $86,000 is primarily related to the purchase of property and equipment and the payment of a security deposit in connection with the new sublease on the Company’s Chelmsford, Massachusetts facility.

Net cash provided by financing activities for the nine months ended June 30, 2011 of $388,000 is related to proceeds from the exercise of stock options.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At June 30, 2011, the Company did not participate in or hold any derivative financial instruments or commodity instruments. The Company holds no investment securities that possess significant market risk.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The principal executive officer and principal financial officer, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

 (b) Changes in Internal Controls.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2011.

DATAWATCH CORPORATION

/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Murray P. Fish
Murray P. Fish
Chief Financial Officer
(Principal Financial Officer)