Form 10-K
period 2011-09-30
DATAWATCH CORP
filed 2011-12-22
CIK 792130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________TO_____________

COMMISSION FILE NUMBER: 000-19960

DATAWATCH CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	02-0405716
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes ☐   No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on March 31, 2011, the last business day of the Company’s most recently completed second fiscal quarter, as reported by the NASDAQ Capital Market was $22,233,929.

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of December 8, 2011 was 6,165,062.

Documents Incorporated By Reference

Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2011.  Portions of such Proxy Statement are incorporated by reference in Part III of this report.

DATAWATCH CORPORATION
ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Item 1.  BUSINESS

GENERAL

Datawatch Corporation (the “Company” or “Datawatch”), a leading global provider of report analytics products and services, enables organizations to access the valuable information that is trapped in static reports, text files, PDFs, HTML, and other content-rich, but difficult-to-use data sources and formats. Datawatch’s solutions transform this static information into a dynamic report analytics solution that accelerates and improves decision-making throughout these organizations’ operations. Datawatch’s technology allows its more than 40,000 customers worldwide to leverage the investments they have made in reports from ERP, CRM, enterprise content management and other custom applications into high performance analytic information at a fraction of the cost and time of traditional approaches. Founded in 1985, Datawatch is based in Chelmsford, Massachusetts with offices in London, Munich, Sydney and Manila.

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

PRODUCTS

The Monarch Report Analytics Platform

Access to timely and actionable data is critical to the success of any organization. Datawatch solutions empower end users to transform their existing operational reports and other data sources from static information into live analyzable data for more efficient and timely decision-making. The Company’s products require no specialized programming skills and provide true self-service capabilities for end users. Solutions in this category are focused on: report and data access, data mining, transformation and integration, as well as data analysis and presentation. The Monarch Report Analytics platform automates the processes that enable users to easily access, extract and incorporate data from any combination of existing reports already published inside or outside the enterprise, then create, publish and distribute the resulting dynamic, interactive reports throughout the enterprise – without requiring the time, expense or expertise of valuable IT resources. The Monarch Report Analytics platform, which represented approximately 91% of total revenues for fiscal year 2011, includes:

Monarch 11™ – Datawatch is best known for its market-leading desktop report analytics application called Monarch. More than 425,000 copies of Monarch have been licensed, with localized versions in English, French and German. Monarch transforms static, isolated data from existing reports into a dynamic framework for self-service analysis and visualization. Monarch 11 has a robust modeling engine which makes it easier and faster for organizations to map existing standard ERP reports, text files, HTML files, PDFs and semi-structured content into high performance report analytic solutions.

Monarch Data Pump™ – Monarch Data Pump provides powerful information delivery and data extract, transform and load capabilities in one automated solution, without requiring user programming. Combining Datawatch’s Monarch engine with the Microsoft.NET framework, Monarch Data Pump delivers a highly scalable and easily administered solution to acquire, combine, and segment customized data, and can deliver that data in a wide variety of formats including Excel, on an automatic, scheduled basis. Monarch Data Pump adds high-volume data production, remote web administration, a web service interface and tight integration with Microsoft SharePoint and Microsoft SQL Server Integration Services.

Monarch Enterprise Server™ – Monarch Enterprise Server is an enterprise solution that provides web-enabled report storage, transformation and distribution, including data analysis, visualization and MS Excel integration, for self-service reporting and analytics. Monarch Enterprise Server allows organizations to quickly and easily deliver actionable operational data, derived from existing reporting systems and other database sources, with no new programming or report writing. Monarch Enterprise Server automatically stores report data in an enterprise report and document archive and provides users a unified point of entry to view, analyze and share information over the Internet. Designed to be scalable through thousands of users, Monarch Enterprise Server offers powerful additional features including dynamic on-line analytical process-type tools, XML forms generation, collaboration and subscription capabilities, live linking of report and database information and dashboarding capabilities.

Monarch RMS™ – Monarch RMS (Report Mining Server) is a web-based report analytics solution that integrates with any existing enterprise content management system such as Monarch Report Manager On Demand, IBM Content Manager OnDemand (CMOD) and Hyland OnBase, ASG Mobius ViewDirect and others. Monarch RMS opens up the corporate data locked in stored, static reports and business documents, enabling dynamic business-driven analysis of information in users’ web browsers or favorite productivity tools with no user programming.

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

Monarch Report Manager on Demand™ – Monarch Report Manager On Demand (Monarch RMOD) is a high speed, high volume document archive system, storing text as well as images, intelligent data streams and unstructured content, complete with file compression and encryption. Monarch RMOD is capable of enabling thousands of end users to access and retrieve stored documents in a matter of seconds via the network or web. Monarch RMOD also offers optional advanced business modules including e-Notify for automatic email notification to end users of newly archived documents, Monarch RMOD Workflow for web-enabled enterprise business process management, Monarch RMS for web-enabled transformation of business documents into customized data for easy analysis and Monarch RMOD Records Management for the ability to organize and process documents and other content within a regulatory compliant plan.

The Company also receives royalties for its iMergence iStore product primarily from a provider of services to the financial services industry. iMergence iStore is a report management solution which manages computer-generated reports, mines the data contained in them, and allows users to interactively merge and transform them into new reports.

Business Service Management Solutions

Staying ahead of the competition requires dramatically improving operating efficiency while delivering service efficiency at the lowest cost. Our service management and workflow solutions provide a powerful answer by focusing on: improving user service satisfaction, managing an organization’s infrastructure and using support resources effectively and efficiently. Business Service Management solutions represented approximately 9% of total revenues for fiscal year 2011.

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

MARKETING AND DISTRIBUTION

The Company believes that its hybrid sales and marketing strategy, utilizing both a direct sales force and strategic resellers, is an important part of the Company’s future success. The Company plans on continuing to establish strategic marketing relationships with leading software vendors and systems integrators within targeted industry sectors. This is expected to support the Company in penetrating both new accounts within its existing markets and also entirely new market segments.

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

The Company offers selected distributors the ability to return obsolete versions of its products and slow-moving products for credit. Based on its historical experience relative to products sold to these distributors, the Company believes that its exposure to such returns is minimal. It records a provision for such estimated returns in its financial statements.

The Company's software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. Datawatch also offers a 30 day money-back guarantee on its Monarch product sold directly to end-users. To date, the Company has not experienced any significant product returns under its money-back guarantee.

Two customers, Ingram Micro, Inc. and Lifeboat Distribution, individually accounted for the following percentages of total revenue for the periods indicated:
	Percentage of total revenue
	for the fiscal year ended
	September 30,
	2011	2010	2009

Ingram Micro, Inc.	13%	11%	17%

Lifeboat Distribution	15%	12%	5%

No other customer accounted for more than 10% of the Company’s total revenue in fiscal 2011, 2010 or 2009.  The Company intends to consolidate its use of indirect distribution channels under a single distributor, and in connection with such consolidation has taken steps to terminate its arrangement with Ingram Micro, Inc. effective in March 2012.

Datawatch’s revenues from outside of the U.S. are primarily the result of sales through the direct sales force of its wholly-owned subsidiary, Datawatch International Limited and its subsidiaries (“Datawatch International”) and through international resellers. Such international sales represented approximately 23%, 25% and 23% of the Company’s total revenue for fiscal 2011, 2010 and 2009, respectively.

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

Other Datawatch products have been developed through in-house software development or by offshore software development companies hired under contract. Datawatch maintains source code and full product control for these products, which include Monarch Enterprise Server, Monarch RMS, Monarch Report Manager On Demand, Visual QSM, and Visual HD products. Monarch Report Manager On Demand, Monarch Enterprise Server, Visual QSM, and Visual HD are trademarks of Datawatch Corporation. Visual Help Desk is a registered trademark of Auxilor, Inc. (“Auxilor”), a wholly-owned subsidiary of Datawatch Corporation.

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

During fiscal 2006, the Company acquired the Integrated Document Archiving and Retrieval Systems (“IDARS”) business from ClearStory Systems, Inc., including Radiant Business Document Server, which was renamed Monarch Report Manager On Demand.

The Company’s total research and development expense was $2,502,000, $2,658,000 and $2,433,000 for fiscal years 2011, 2010 and 2009, respectively.

BACKLOG

The Company’s software products are generally shipped within three business days of receipt of an order.  Accordingly, the Company does not believe that backlog for its products is a meaningful indicator of future business. The Company does maintain a backlog of services commitments primarily related to its Monarch Enterprise Server, Monarch Report Manager On Demand and Visual QSM business. While this services backlog will provide future revenue to the Company, the Company believes that it is not a meaningful indicator of future business.

COMPETITION

The Company believes that it competes principally on the basis of product features and functionality, reliability, ease of use, supportability, and total costs of ownership (initial investment and on-going operating costs of the solution). The Company has few direct competitors in the report analytics market space, though some of the traditional business intelligence vendors are beginning to explore offerings in this market. Datawatch does compete with a number of companies in the Business Service Management markets including ASG Software Solutions, CA Technologies, BMC Software and others that have substantially greater financial, marketing and technological resources than the Company. Competition in these industries is likely to intensify as current competitors expand their product lines and as new competitors enter the market.

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

EMPLOYEES

As of December 8, 2011, Datawatch had 109 full-time and 3 contract, temporary or part-time employees, including 37 engaged in marketing and sales; 28 engaged in product consulting, training and technical support; 26 engaged in product management, development and quality assurance; and 21 providing general, administrative, accounting, IT and software production and warehousing functions.

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

The Company’s Dependence on its Principal Products and its Failure to Develop Enhanced or New Products May Have a Material Adverse Effect on the Company’s Business, Financial Condition or Results of Operations

In the year ended September 30, 2011, the Monarch Report Analytics platform accounted for approximately 91% of the Company’s total revenue. The Company is primarily dependent on its Monarch Report Analytics platform products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company. The Company’s future financial performance will depend in part on the successful introduction of new and enhanced versions of these products and development of new versions of these and other products and subsequent customer acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

Fluctuations in Quarterly Operating Results Could Have a Material Adverse Effect on the Company’s Business, Financial Condition or Results of Operations

The Company’s future operating results could vary substantially from quarter-to-quarter because of uncertainties and/or risks associated with such matters as current economic conditions, technological change, competition, delays in the introduction of new products or product enhancements and general market trends. In addition, as the Company focuses on increasing enterprise sales, the timing of significant orders may cause fluctuations in quarterly operating results. Historically, the Company has operated with minimal backlog of orders because its software products are generally shipped as orders are received. As a result, net sales in any quarter are substantially dependent on orders booked and shipped in that quarter. Further, any increases in sales under the Company’s subscription sales model could result in decreased revenues over the short term. Because the Company’s staffing and operating expenses are based on anticipated revenue levels and a high percentage of the Company’s costs are fixed in the short-term, small variations in the timing of revenues can cause significant variations in operating results from quarter-to-quarter. Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company can give no assurance that it will not experience such variations in operating results in the future or that such variations will not have a material adverse effect on its business, financial condition or results of operations.

Dependence on New Product Introductions and New Product Delays or Defects Could Have a Material Adverse Effect on the Company’s Business

Growth in the Company’s business depends in substantial part on the continuing introduction of new products. The length of product life cycles depends in part on end-user demand for new or additional functionality in the Company’s products and its ability to update its products to meet such demands. If the Company fails to accurately anticipate the demand for, or encounters any significant delays in developing or introducing, new products or additional functionality in its products, there could be a material adverse effect on the Company’s business. Product life cycles can also be affected by suppliers of operating systems introducing new or changed functionality within their products. The failure of the Company to anticipate the introduction of additional functionality in products developed by such suppliers could have a material adverse effect on the Company’s business. In addition, the Company’s competitors may introduce products with more features and lower prices than the Company’s products. Such increase in competition could adversely affect the life cycles of the Company’s products, which in turn could have a material adverse effect on the Company’s business.

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

The Market Price of the Company’s Stock Has Been and May Continue to Be Volatile

As seen recently with the turmoil in the financial markets, and is frequently the case with the stocks of high technology companies, the market price of the Company’s common stock has been, and may continue to be, volatile. Factors such as quarterly fluctuations in results of operations, increased competition, the introduction of new products by the Company or its competitors, expenses or other difficulties associated with assimilating companies acquired by the Company, changes in the mix of sales channels, the timing of significant customer orders, and macroeconomic conditions generally, may have a significant impact on the market price of the stock of the Company. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant adverse effect on the market price of the Company’s common stock in any given period. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market price for many high technology companies and which, on occasion, have appeared to be unrelated to the operating performance of such companies. Finally, to maintain its stock listing with NASDAQ, the Company must be in compliance with NASDAQ Marketplace Rules, including but not limited to, minimum bid price requirements. If it is not able to maintain compliance with these rules, and if the Company’s common stock does not qualify for, or is subsequently delisted from, the NASDAQ Capital Market, investors may have difficulty converting their investment into cash efficiently. The price of the Company’s common stock and the ability of holders to sell such stock would be adversely affected.

A Significant Percentage of the Company’s Total Revenue is Subject to Risks Associated with International Sales

In the years ended September 30, 2011 and 2010, international sales accounted for approximately 23% and 25%, respectively, of the Company’s total revenue. The Company anticipates that international sales will continue to account for a significant percentage of its total revenue. A significant portion of the Company’s total revenue will therefore be subject to risks associated with international sales, including further deterioration of international economic conditions, unexpected changes in legal and regulatory requirements, changes in tariffs, currency exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company’s intellectual property overseas, seasonality of sales and potentially adverse foreign tax consequences.

Past and Future Acquisitions may be Difficult to Integrate, Disrupt the Company’s Business, Dilute Stockholder Value or Divert Management Attention

Historically, the Company has acquired certain technology or businesses to supplement and expand its product offerings. In the future, the Company could acquire additional products, technologies or businesses, or enter into joint venture arrangements, for the purpose of complementing or expanding its business and to address the need to develop new products. Acquisitions involve numerous risks including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management’s attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. Achieving and maintaining the anticipated benefits of an acquisition will depend in part upon whether the integration of the companies’ business is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries.

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

The Company Faces Significant Competition in the Software Industry

The software market is highly competitive and characterized by continual change and improvement in technology. Several of the Company’s existing and potential competitors, including ASG Software Solutions, CA Technologies, BMC Software and others, have substantially greater financial, marketing and technological resources than the Company.  No assurance can be given that the Company will have the resources required to compete successfully in the future.

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

The Failure of Indirect Distribution Channels Could Have a Material Adverse Effect on the Company’s Operating Results

The Company sells a significant portion of its products through distributors and resellers, none of which are under the direct control of the Company. The loss of major distributors or resellers of the Company’s products, or a significant decline in their sales, could have a material adverse effect on the Company’s operating results.  The Company has taken steps to terminate its arrangement with Ingram Micro, Inc. effective in March 2012.  Ingram accounted for 13%, 11% and 17% of the Company's total revenue for fiscal 2011, 2010 and 2009, respectively. There can be no assurance that the Company will be able to attract or retain qualified distributors or resellers or that any such distributors or resellers will be able to effectively sell the Company’s products, including the volume of products previously sold by Ingram Micro, Inc. The Company seeks to select and retain distributors and resellers on the basis of their business credentials and their ability to add value through expertise in specific vertical markets or application programming expertise. In addition, the Company may rely on resellers to provide post-sales service and support, and any deficiencies in such service and support could adversely affect the Company’s business.

Failure to Maintain an Adequate Sales Returns Reserve Could Have a Material Adverse Effect on the Company’s Financial Position and Results of Operations

Revenue from the Company’s sale of all software products (when separately sold) is generally recognized at the time of shipment. The Company estimates and maintains reserves for potential future product returns from distributors based on its experience and history with the Company’s various distributors and resellers as well as by monitoring inventory levels at such companies. While actual returns have historically been within the range estimated by management, future actual results could differ from the reserve for sales returns recorded, and this difference could have a material effect on the Company’s financial position and results of operations.

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

Catastrophic Events May Adversely Affect Our Business

The Company is a highly automated business and relies on its network infrastructure and enterprise applications, internal technology systems and website for development, marketing, operational, support and sales activities. A disruption or failure of these systems in the event of a major storm, earthquake, fire, telecommunications failure, cyber-attack, terrorist attack or other catastrophic event could cause system interruptions, reputational harm, delays in the Company’s product development and loss of critical data and could affect its ability to sell and deliver products and services and other critical functions of its business.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

The Company is currently headquartered in 14,683 square feet of leased office space in Chelmsford, Massachusetts pursuant to a sublease agreement executed on June 17, 2011. The sublease expires in June 2016.

The aggregate rent for the remaining term of the sublease is approximately $767,000. In addition to rent, the sublease requires the Company to pay certain taxes, insurance and operating costs related to the leased facility based on the Company’s pro-rata share of such costs.

The Company also maintains sales offices in the U.S, and international sales and administrative offices in the United Kingdom, Germany and Australia. In addition, the Company maintains a software development and testing facility in the Philippines.

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

PART II

Item 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Registrant’s common stock is listed and traded on the NASDAQ Capital Market (formerly the NASDAQ SmallCap Market) under the symbol DWCH.  The range of high and low closing prices during each fiscal quarter for the last two fiscal years is set forth below:

For the Year Ended	Common Stock
September 30, 2011	High ($)	Low ($)

4th Quarter	5.96	4.90
3rd Quarter	5.97	4.85
2nd Quarter	5.59	3.08
1st Quarter	3.59	2.71

For the Year Ended	Common Stock
September 30, 2010	High ($)	Low ($)

4th Quarter	2.90	2.25
3rd Quarter	3.17	2.20
2nd Quarter	2.68	2.25
1st Quarter	2.68	2.10

There were 81 shareholders of record as of December 8, 2011.  The Company believes that the number of beneficial holders of common stock is approximately 1,400. The last reported sale of the Company’s common stock on December 8, 2011 was at $5.40.

The Company has not paid any cash dividends and it is anticipated that none will be declared in the foreseeable future. The Company intends to retain future earnings, if any, to provide funds for the operation, development and expansion of its business.

The information set forth under the caption “Equity Compensation Plans” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2011 is incorporated herein by reference.

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for the periods indicated.  The selected consolidated financial data for and as of the end of the years in the five-year period ended September 30, 2011 are derived from the Consolidated Financial Statements of the Company.  The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes which appear elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data:
Years Ended September 30,	2011	2010	2009	2008	2007
	(In thousands, except per share data)

Revenue	$17,885	$17,674	$19,618	$23,030	$25,259
Costs and Expenses	17,818	17,283	24,912	22,531	23,524
Income (Loss) from Operations	67	391	(5,294)	499	1,735
Net Income (Loss) (1)	$132	$380	$(4,940)	$717	$1,669

Earnings (Loss) per Common Share:
Basic (1)	$0.02	$0.06	$(0.83)	$0.12	$0.30
Diluted (1)	$0.02	$0.06	$(0.83)	$0.12	$0.29

Balance Sheet Data:
September 30,	2011	2010	2009	2008	2007
	(In thousands)

Total Assets	$13,134	$11,487	$12,043	$18,169	$18,337
Working Capital (Deficiency)	5,423	4,186	2,627	1,130	(279)
Long-Term Obligations	288	302	482	627	448
Shareholders’ Equity	6,342	5,679	5,166	10,082	9,020
____________________________

(1)
Net income (loss) and earnings (loss) per common share for 2009 include the impact of the full impairment of goodwill and an indefinite lived trademark totaling $6,401,000. See Note 1. Nature of Business and Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements in the Company's Form 10-K for the fiscal year ended September 30, 2010.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of Datawatch and its subsidiaries which appear elsewhere in this Annual Report on Form 10-K.

GENERAL

Introduction

Datawatch is engaged in the design, development, manufacture, marketing, and support of business computer software primarily for the report analytics and business service management markets to allow organizations to access and analyze information in a more meaningful fashion.

During fiscal year 2011, the Company implemented a change in leadership with the goal of creating a higher growth strategy. On February 11, 2011, the Company appointed Michael A. Morrison as President and CEO. The Company has since repositioned its products into the report analytics solutions described below.

The Company’s principal product lines are Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch Enterprise Server, Monarch RMS, Datawatch Dashboards, Monarch Report Manager on Demand and iMergence) and Business Service Management Solutions (including Visual QSM and Visual HD). Included in the above categories are:

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

•
Monarch Enterprise Server, an enterprise solution that provides web-enabled report storage, transformation and distribution including data analysis, visualization and MS Excel integration for easy to use and cost effective self-serve reporting and analytics;

•	Monarch RMS, a web-based report analysis solution that integrates with any existing enterprise report management or content management archiving solution;
•	Datawatch Dashboards, an interactive dashboard solution that provides a visual overview of operational performance as well as the ability to monitor specific business processes and events;
•	Monarch Report Manager on Demand, a system for high-volume document capture, archiving, and online presentation;
•	iMergence, an enterprise report mining system;
•
Visual QSM, a fully internet-enabled IT service management solution that incorporates workflow and network management capabilities and provides web access to multiple databases via a standard browser; and

•	Visual Help Desk or Visual HD, a web-based help desk and call center solution operating on the IBM Lotus Domino platform.

The Company offers its enterprise products through perpetual licenses and subscription pricing models. Subscriptions automatically renew unless terminated with 90 days notice following the first year of the subscription term. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The subscription renewal rate is the same as the initial subscription rate. During fiscal years 2011 and 2010, subscription revenues were approximately $299,000 and $313,000, respectively.

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

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

The Company sells its solutions directly to end-users, through value added resellers and through distributors. Sales to distributors and resellers accounted for approximately 41% and 43%, of total sales for fiscal years 2011 and 2010, respectively. Revenue from the sale of all software products (when separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collectability is reasonably assured, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is customarily defined. The Company’s software products can be installed and used by customers on their own with little or no configuration required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses, and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

Datawatch software products are generally sold in multiple element arrangements which may include software licenses, professional services and post-contract customer support. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to the software license. In applying the residual method, the Company deducts from the sale proceeds the vendor specific objective evidence (“VSOE”) of fair value of the professional services and post-contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and do not involve modification or customization of the software or any other unusual acceptance clauses or terms. Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post-contract customer support services is deferred and recognized ratably over the period of support (generally one year). Such deferred amounts are recorded as part of deferred revenue in the Company’s Consolidated Balance Sheets included herein.

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

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. The Company also offers a 30 day money-back guarantee on its Monarch product sold directly to end-users. Additionally, the Company provides its distributors with stock-balancing rights. Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at, and the returns history with, the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by the Company. The Company’s returns reserves were $70,000 and $35,000 as of September 30, 2011 and 2010, respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the collectability of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on the Company’s financial position and results of operations. The Company’s allowance for doubtful accounts was $78,000 and $129,000 as of September 30, 2011 and 2010, respectively.

Income Taxes

The Company has deferred tax assets primarily related to net operating loss carryforwards and tax credits that expire at different times through and until 2031. At September 30, 2011, the Company had U.S. federal tax loss carryforwards of approximately $7.1 million, expiring at various dates through 2031, including $182,000 resulting from the Mergence acquisition undertaken during 2004 which are subject to additional annual limitations as a result of the changes in Mergence’s ownership, and had approximately $1.4 million in state tax loss carryforwards, which also expire at various dates through 2031. An alternative minimum tax credit of approximately $164,000 is available to offset future regular federal taxes. Research and development credits of approximately $624,000 expire beginning in 2011. In addition, the Company has the following foreign net operating loss carryforwards: United Kingdom losses of $7.5 million with no expiration date, Australia losses of $3.6 million with no expiration date and Germany losses of $98,000 with no expiration date.

Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets.  Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. Management does not believe the deferred tax assets are more likely than not to be realized and therefore a full valuation allowance has been provided against the deferred tax assets at September 30, 2011 and 2010. Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in the Company concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes. Total net deferred tax assets subject to the full valuation allowance were approximately $7.2 million as of September 30, 2011.

 The Company follows the accounting requirements for uncertain tax positions. The comprehensive model addresses the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In accordance with these requirements, the Company first determines whether a tax authority would “more likely than not” sustain its tax position if it were to audit the position with full knowledge of all the relevant facts and other information. For those tax positions that meet this threshold, the Company measures the amount of tax benefit based on the largest amount of tax benefit that the Company has a greater than 50% chance of realizing in a final settlement with the relevant authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. The Company maintains a cumulative risk portfolio relating to all of its uncertainties in income taxes in order to perform this analysis, but the evaluation of the Company’s tax positions requires significant judgment and estimation in part because, in certain cases, tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. The actual outcome of the Company’s tax positions, if significantly different from its estimates, could materially impact the financial statements.

At October 1, 2009, the Company had a cumulative tax liability of $125,000 related to foreign tax exposure. During each of the fiscal years ended September 30, 2010 and 2011, the Company increased its tax liability by $25,000, resulting in a cumulative tax liability of $175,000 at September 30, 2011. These amounts have been recorded as an increase to other long-term liabilities on the Company’s Consolidated Balance Sheets.

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred.  Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life of the product (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 18 to 24 months. The net amount of capitalized software development costs and purchased software was approximately $14,000 and $396,000 at September 30, 2011 and 2010, respectively. During fiscal 2011, the Company did not capitalize any software development costs related to new products in development.

Valuation of Intangible Assets and Other Long-Lived Assets

Intangible assets consist of internally developed software, patents and customer lists acquired through business combinations. The values allocated to these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset. The Company reviews intangible assets and other long-lived assets whenever an indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Should the fair value of the Company’s long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary. No impairment charges were taken for intangible assets during fiscal year 2011.

Accounting for Share-Based Compensation

The Company recognizes share-based compensation expense in accordance with generally accepted accounting principles which require that all share-based awards, including grants of employee stock options, be recognized in the financial statements based on their fair value at date of grant.

The Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. For the fiscal year ended September 30, 2011, the Company recorded share-based compensation expense of approximately $264,000. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

The Company uses an expected stock-price volatility assumption that is based on historical volatilities of the underlying stock which are obtained from public data sources. The Company believes this approach results in a reasonable estimate of volatility. For stock option grants issued during the fiscal year ended September 30, 2011, the Company used an expected stock-price volatility of 67% based upon the historical volatility at the time of issuance.

With regard to the expected option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect. For stock option grants issued during the year ended September 30, 2011, the Company used an expected option life assumption of 5 years.

With regard to the forfeiture rate assumption, the Company reviews historical voluntary turnover rates. For stock option grants issued during the fiscal year ended September 30, 2011, the Company used an annual estimated forfeiture rate of 10%. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.

The Company also periodically grants awards of restricted stock units (“RSU”) to each of its non-employee directors and some of its employees on a discretionary basis pursuant to its stock compensation plans. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. Each RSU vests at the rate of 33.33% on each of the first through third anniversaries of the grant date. Additionally, some of the RSUs are subject to a further vesting condition that the Company’s common stock must trade at a price greater than $10 per share on a national securities exchange for a period of twenty consecutive days prior to the fifth anniversary of the grant date. For such RSUs, the Company applies the Monte Carlo option-pricing model for determining the fair value on the date of grant.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from the Company’s consolidated financial statements. The operating results for any period should not be considered indicative of the results expected for any future period.

	Year Ended September 30,
	2011	2010
REVENUE:
Software licenses	55%	54%
Maintenance	35	36
Professional Services	10	10
Total revenue	100	100

COSTS AND EXPENSES:
Cost of software licenses	13	14
Cost of maintenance and services	14	16
Sales and marketing	35	33
Engineering and product development	14	15
General and administrative	24	20
Total costs and expenses	100	98
INCOME FROM OPERATIONS	—	2
Other income (expense), net	1	—
INCOME BEFORE INCOME TAXES	1	2
(Provision) benefit for income taxes	—	—
NET INCOME	1	2

Fiscal Year Ended September 30, 2011 as Compared to
Fiscal Year Ended September 30, 2010

Total Revenues

The following table presents total revenue, total revenue increase (decrease) and percentage change in total revenue for the years ended September 30, 2011 and 2010:

	Year Ended September 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands)

Software licenses	$9,858	$9,563	$295	3%
Maintenance	6,219	6,322	(103)	-2%
Professional Services	1,808	1,789	19	1%

Total revenue	$17,885	$17,674	$211	1%

Revenue for the fiscal year ended September 30, 2011 was $17,885,000, which represents an increase of $211,000 or approximately 1% from revenue of $17,674,000 for the fiscal year ended September 30, 2010. For fiscal 2011, Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch Enterprise Server, Monarch RMS, Datawatch Dashboards, Monarch Report Manager on Demand and iMergence), and Business Service Management Solutions (including Visual QSM and Visual HD) revenue accounted for 91% and 9% of total revenue, respectively, as compared to 90% and 10%, respectively, for fiscal 2010.

Software license revenue for the fiscal year ended September 30, 2011 was $9,858,000 or approximately 55% of total revenue, as compared to $9,563,000, or approximately 54% of total revenue for the fiscal year ended September 30, 2010. This represents an increase of $295,000 or approximately 3% from fiscal 2010. The overall increase in software license revenue consists of a $361,000 increase in Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch Enterprise Server, Monarch RMS, Datawatch Dashboards,  Monarch Report Manager on Demand and iMergence products) which was partially offset by a $66,000 decrease in Business Service Management Solutions (including Visual QSM and Visual HD products). The Company attributes the overall increase in software license revenue to its new product positioning and the investments the Company has made in its sales and marketing organization which has resulted in increased enterprise license sales during the year.

Maintenance revenue for the fiscal year ended September 30, 2011 was $6,219,000 or approximately 35% of total revenue, as compared to $6,322,000 or approximately 36% of total revenue for the fiscal year ended September 30, 2010. This represents a decrease of $103,000 or approximately 2% from fiscal 2010. The decrease in maintenance revenue consists of a $74,000 decrease in Business Service Management Solutions (including Visual QSM and Visual HD products) and a $29,000 decrease in Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch Enterprise Server, Monarch RMS, Datawatch Dashboards, Monarch Report Manager on Demand and iMergence products). The Company attributes the overall decrease in maintenance revenue to lower renewal rates of enterprise product customers which was partially offset by maintenance on the Monarch product line.

Professional services revenue for the fiscal year ended September 30, 2011 was $1,808,000 or approximately 10% of total revenue, as compared to $1,789,000 or approximately 10% of total revenue for the fiscal year ended September 30, 2010. This represents an increase of $19,000 or approximately 1% from fiscal 2010. The increase in professional services revenue consists of a $197,000 increase in Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch Enterprise Server, Monarch RMS, Datawatch Dashboards, Monarch Report Manager on Demand and iMergence products) and a $178,000 decrease in Business Service Management Solutions (including Visual QSM and Visual HD products).

Costs and Operating Expenses

The following table presents costs and operating expenses, increase (decrease) in costs and operating expenses and percentage changes in costs and operating expenses for the years ended September 30, 2011 and 2010:

	Year Ended September 30,		Increase /	Percentage
	2011	2010	(Decrease)	Change
	(in thousands)
Cost of software licenses	$2,237	$2,382	$(145)	-6%
Cost of maintenance and services	2,537	2,893	(356)	-12%
Sales and marketing	6,268	5,786	482	8%
Engineering and product development	2,502	2,658	(156)	-6%
General and administrative	4,274	3,564	710	20%

Total costs and operating expenses	$17,818	$17,283	$535	3%

Cost of software licenses for the fiscal year ended September 30, 2011 was $2,237,000 or approximately 23% of software license revenues, as compared to $2,382,000 or approximately 25% of software license revenues for the fiscal year ended September 30, 2010. The percentage and dollar decrease in cost of software licenses is primarily due to lower software amortization costs associated with new products released during fiscal 2009.

Cost of maintenance and services for the fiscal year ended September 30, 2011 was $2,537,000 or approximately 32% of maintenance and services revenue, as compared to $2,893,000 or approximately 36% of maintenance and services revenue for the fiscal year ended September 30, 2010. The decrease in cost of maintenance and services is primarily due to lower wages and other employee-related costs due to decreased headcount as well as lower use of external consultants in 2011 as compared to fiscal 2010.

Sales and marketing expenses for the fiscal year ended September 30, 2011 were $6,268,000, or 35% of total revenue as compared to $5,786,000, or approximately 33% of total revenue for fiscal 2010.  The increase in sales and marketing expenses of $482,000, or approximately 8%, is primarily due to increased promotional, lead generation and consulting costs as well as higher wages and employee-related costs attributable to increased headcount as compared to the same period last year.

Engineering and product development expenses were $2,502,000, or 14% of total revenue for the fiscal year ended September 30, 2011 as compared to $2,658,000, or 15% of total revenue in fiscal 2010. The decrease in engineering and product development expenses of $156,000, or approximately 6%, is primarily attributable to lower external consulting costs as well as lower employee related costs as compared to the same period last year.

General and administrative expenses were $4,274,000, or 24% of total revenue for the fiscal year ended September 30, 2011 as compared to $3,564,000, or 20% of total revenue in fiscal 2010. The increase in general and administrative expenses of $710,000, or approximately 20%, is primarily attributable to $641,000 of severance costs incurred in connection with a restructuring by the Company to align the sales and marketing operations with the Company’s new business strategy and higher external consulting costs as compared to the same period last year.

Interest income and other income (expense) include primarily the following two components: interest income and miscellaneous income. Interest income for the fiscal year ended September 30, 2011 was approximately $4,000 as compared to $2,000 for fiscal 2010. The increase in interest income is primarily the result of higher balances in interest-bearing cash and equivalents. Miscellaneous income for the fiscal year ended September 30, 2011 was approximately $7,000 and consisted primarily of old accounts receivable write-offs in the United Kingdom. There was no miscellaneous income in the fiscal year ended September 30, 2010.

Gain on foreign currency transactions for the fiscal year ended September 30, 2011 was $89,000 as compared to $24,000 for the fiscal year ended September 30, 2010. The foreign currency gain for the fiscal year ended September 30, 2011 is partially attributable to the repayment of intercompany loans between the Australian and UK subsidiaries. The foreign currency gains for both fiscal years were also the result of foreign currency rate volatility between the Euro and the British Pound during these periods.

Income tax expense for the years ended September 30, 2011 and 2010 was $35,000 and $37,000, respectively. Income tax expense for both years includes a provision for uncertain tax positions relative to foreign taxes of $25,000. In addition, income tax expense includes minimum state tax liabilities, provision-to-return adjustments and foreign tax liabilities totaling $10,000 and $12,000 for the years ended September 30, 2011 and 2010, respectively.

Net income for the year ended September 30, 2011 was $132,000, or $0.02 per diluted share, as compared to $380,000, or $0.06 per diluted share, for the year ended September 30, 2010. Net income for fiscal 2011 includes $641,000 of severance costs incurred in connection with a restructuring by the Company to align the sales and marketing operations with the Company’s new business strategy. Excluding the effects of the severance charge, non-GAAP net income for the year ended September 30, 2011 would have been $773,000, or $0.12 per diluted share.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities and equipment in the U.S. and overseas under noncancelable operating leases that expire through 2016. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $352,000 and $301,000 for fiscal years 2011 and 2010, respectively.

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

As of September 30, 2011, contractual obligations include minimum rental commitments under non-cancelable operating leases and other liabilities related to uncertain tax positions as follows (in thousands):

		Less than 1			More than
Contractual Obligations:	Total	Year	1-3 Years	3-5 Years	5 Years

Operating Lease Obligations	$1,050	$360	$393	$297	$—
Other Liabilities	$175	$—	$—	$—	$175

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $1,630,000 and $1,436,000, respectively, for the years ended September 30, 2011 and 2010.  Minimum royalty obligations were insignificant for fiscal years 2011 and 2010.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2011.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of September 30, 2011.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of September 30, 2011.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes its exposure related to these indemnification agreements is minimal. The Company has no liabilities recorded for these potential obligations as of September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At September 30, 2011, the Company had $8,384,000 of cash and equivalents, an increase of $1,331,000 from September 30, 2010.

At September 30, 2011, the Company had working capital of approximately $5,423,000 as compared to $4,186,000 as of September 30, 2010. The Company expects cash flows from operations to remain positive as it anticipates profitability in the future. However, if the Company’s cash flow from operations were to decline significantly, it may need to consider further reductions to its operating expenses. The Company does not anticipate additional cash requirements to fund significant growth or the acquisition of complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that the Company will be able to issue additional equity or obtain a new credit facility at attractive prices or rates, or at all.

The Company had net income of approximately $132,000 for the year ended September 30, 2011 as compared to net income of approximately $380,000 for the year ended September 30, 2010. During the years ended September 30, 2011 and 2010, approximately $1,147,000 and $1,569,000, respectively, of cash was provided by the Company’s operations. During fiscal year 2011, the main source of cash from operations was net income adjusted for depreciation and amortization as well as increases in deferred revenue and accounts payable, accrued expenses and other liabilities.

Net cash used in investing activities for the year ended September 30, 2011 of $76,000 is primarily related to the purchase of property and equipment and an increase in other assets.

Net cash provided by financing activities for the year ended September 30, 2011 of $388,000 is related to proceeds from the exercise of stock options.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. This ASU introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application was permitted. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. This standard also expands the disclosure requirements particularly for level 3 fair value measurements. This new guidance is to be applied prospectively for reporting periods beginning on or after December 15, 2011. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Under this standard, an entity can elect to present items of net income and other comprehensive income in one continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating what impact, if any, this standard will have on its consolidated financial statements.

Item 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At September 30, 2011, the Company did not participate in or hold any derivative financial instruments or commodity instruments. The Company holds no investment securities that possess significant market risk.

Primary Market Risk Exposures

The Company’s primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by the Company’s foreign subsidiaries and are denominated in local currency. Approximately 23% and 25% of the Company’s revenues for 2011 and 2010, respectively, were from foreign subsidiaries. In addition, approximately 19% and 20% of the Company’s operating expenses for fiscal 2011 and 2010, respectively, were from foreign subsidiaries.

The Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in several currencies, of which the most significant to our operations has historically been the British Pound. The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to the Company’s international subsidiaries, if any, are usually considered to be of a long-term investment nature. Accordingly, the majority of currency movements are reflected in the Company’s other comprehensive income (loss). There are, however, certain situations where the Company will invoice customers in currencies other than its own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in foreign currency transaction gains (losses) in the consolidated statements of operations. Foreign currency transaction gains for the fiscal years ended September 30, 2011 and 2010 were $89,000 and $24,000, respectively. Currently, the Company does not engage in foreign currency hedging activities.

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

We have audited the accompanying consolidated balance sheets of Datawatch Corporation and subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datawatch Corporation and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP

Boston, Massachusetts
December 22, 2011

DATAWATCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and equivalents	$8,384	$7,053
Accounts receivable, less allowance for doubtful accounts and sales returns	2,966	2,228
of $148 in 2011 and $164 in 2010
Inventories	49	39
Prepaid expenses	528	283
Restricted cash	—	89
Total current assets	11,927	9,692

Property and equipment:
Office furniture and equipment	1,232	1,187
Software	477	475
Leasehold improvements	509	509
	2,218	2,171
Less accumulated depreciation and amortization	(1,948)	(1,831)
Net property and equipment	270	340

Intangible assets, net	878	1,434
Other long-term assets	59	21
Total assets	$13,134	$11,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$879	$473
Accrued expenses	1,802	1,606
Deferred revenue	3,823	3,427
Total current liabilities	6,504	5,506

LONG-TERM LIABILITIES:
Deferred revenue - long-term	113	152
Other liabilities	175	150
Total long-term liabilities	288	302

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 20,000,000 shares authorized;	62	60
issued, 6,175,978 shares and 5,958,237 shares, respectively;
outstanding, 6,161,732 shares and 5,943,991 shares, respectively
Additional paid-in capital	24,476	23,826
Accumulated deficit	(16,858)	(16,990)
Accumulated other comprehensive loss	(1,198)	(1,077)
	6,482	5,819
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	6,342	5,679

Total liabilities and shareholders' equity	$13,134	$11,487

See notes to consolidated financial statements.

DATAWATCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended September 30,
	2011	2010
REVENUE:
Software licenses	$9,858	$9,563
Maintenance	6,219	6,322
Professional services	1,808	1,789
Total revenue	17,885	17,674

COSTS AND EXPENSES:
Cost of software licenses	2,237	2,382
Cost of maintenance and services	2,537	2,893
Sales and marketing	6,268	5,786
Engineering and product development	2,502	2,658
General and administrative	4,274	3,564
Total costs and expenses	17,818	17,283

INCOME FROM OPERATIONS	67	391
Interest income and other income (expense), net	11	2
Foreign currency transaction gains	89	24

INCOME FROM OPERATIONS BEFORE INCOME TAXES	167	417
Provision for income taxes	(35)	(37)

NET INCOME	$132	$380

Net income per share - Basic:	$0.02	$0.06
Net income per share - Diluted:	$0.02	$0.06

Weighted-average shares outstanding - basic	6,039	5,936
Weighted-average shares outstanding - diluted	6,235	6,061

See notes to consolidated financial statements.

DATAWATCH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended September 30, 2011 and 2010
(In thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Income	Shares	Amount	Total

BALANCE,
OCTOBER 1, 2009	5,940,085	59	23,634	(17,370)	(1,017)		(14,246)	(140)	5,166
Stock options exercised/
vesting of restricted
stock units	18,152	1							1
Share-based compensation
expense			192						192
Comprehensive income:
Translation adjustments					(60)	(60)			(60)
Net income				380		380			380

Total comprehensive income						$320

BALANCE,
SEPTEMBER 30, 2010	5,958,237	60	23,826	(16,990)	(1,077)		(14,246)	(140)	5,679
Stock options exercised/
vesting of restricted
stock units	217,741	2	386						388
Share-based compensation
expense			264						264
Comprehensive income:
Translation adjustments					(121)	(121)			(121)
Net income				132		132			132

Total comprehensive income						$11

BALANCE,
SEPTEMBER 30, 2011	6,175,978	$62	$24,476	$(16,858)	$(1,198)		(14,246)	$(140)	$6,342

See notes to consolidated financial statements.

DATAWATCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$132	$380
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	753	1,234
Provision for doubtful accounts and sales returns	(17)	(50)
Share-based compensation	264	192
Changes in current assets and liabilities
Accounts receivable	(727)	782
Inventories	(10)	26
Prepaid expenses and other assets	(247)	56
Accounts payable, accrued expenses and other liabilities	632	(621)
Deferred revenue	367	(430)
Cash provided by operating activities	1,147	1,569

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures	(128)	(110)
Capitalized software development costs	—	(3)
Decrease in restricted cash	89	18
Increase in other assets	(37)	(3)
Cash used in investing activities	(76)	(98)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	388	—
Cash provided by financing activities	388	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
EQUIVALENTS	(128)	(67)

INCREASE IN CASH AND EQUIVALENTS	1,331	1,404
CASH AND EQUIVALENTS, BEGINNING OF YEAR	7,053	5,649
CASH AND EQUIVALENTS, END OF YEAR	$8,384	$7,053

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$32	$35

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

The Company sells its software products directly to end-users, through value added resellers and through distributors. Sales to distributors and resellers accounted for approximately 41% and 43% of total sales for the years ended September 30, 2011 and 2010, respectively. Revenue from the sale of all software products (when separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collectability is reasonably assured, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is customarily defined. The Company’s software products can be installed and used by customers on their own with little or no configuration required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses, and license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

Datawatch software products are generally sold in multiple element arrangements which may include software licenses, professional services and post-contract customer support. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to the software license. In applying the residual method, the Company deducts from the sale proceeds the VSOE of fair value of the professional services and post-contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and generally do not involve modification or customization of the software or any unusual acceptance clauses or terms. Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post-contract customer support services is deferred and recognized ratably over the period of support (generally one year). Such deferred amounts are recorded as part of deferred revenue in the Company’s consolidated balance sheets.

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

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. The Company also offers a 30 day money-back guarantee on its Monarch product sold directly to end-users. Additionally, the Company provides its distributors with stock-balancing rights. Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at, and the returns history with, the various distributors and resellers, which the Company monitors frequently.

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

For the fiscal years ended September 30, 2011 and 2010, changes to and ending balances of the allowance for doubtful accounts were approximately as follows:

	2011	2010
	(in thousands)

Allowance for doubtful accounts balance - beginning of year	$129	$160
Additions to the allowance for doubtful accounts	92	99
Deductions against the allowance for doubtful accounts	(143)	(130)
Allowance for doubtful accounts balance - end of year	$78	$129

Sales Returns Reserve

The Company maintains reserves for potential future product returns from distributors. The Company estimates future product returns based on its experience and history with the Company’s various distributors and resellers as well as by monitoring inventory levels at such companies. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by management. Actual results could differ from the reserve for sales returns recorded, and this difference could have a material effect on the Company’s financial position and results of operations.

For the fiscal years ended September 30, 2011 and 2010, changes to and ending balances of the sales returns reserve were approximately as follows:

	2011	2010
	(in thousands)

Sales returns reserve balance - beginning of year	$35	$55
Additions to the sales returns reserve	101	12
Deductions against the sales returns reserve	(66)	(32)
Sales returns reserve balance - end of year	$70	$35

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

For the fiscal years ended September 30, 2011 and 2010, amounts related to capitalized and purchased software development costs were approximately as follows:

	2011	2010
	(in thousands)

Capitalized and purchased software balance - beginning of year	$396	$1,106
Capitalized software development costs	—	3
Amortization of capitalized software development costs and
purchased software	(382)	(713)
Capitalized and purchased software balance - end of year	$14	$396

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

The following table represents information about the Company’s cash equivalents measured at fair value on a recurring basis at September 30, 2011 and 2010 (in thousands):

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Balance at September 30, 2011
Money market funds	$2,233	$2,233	$—	$—

Balance at September 30, 2010
Money market funds	$2,233	$2,233	$—	$—

Concentration of Credit Risks and Major Customers

The Company sells its products and services to U.S. and non-U.S. distributors and other software resellers, as well as to end users, under customary credit terms. Two customers, Ingram Micro, Inc. and Lifeboat Distribution, individually accounted for the following percentages of total revenue and accounts receivable for the periods indicated:

	Percentage of total revenue		Percentage of total
	for the year ended		accounts receivable at
	September 30,		September 30,
	2011	2010	2011	2010

Ingram Micro, Inc.	13%	11%	14%	11%

Lifeboat Distribution	15%	12%	18%	21%

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

Deferred Revenue

Deferred revenue consisted of the following at September 30:

	2011	2010
	(in thousands)

Maintenance	$3,794	$3,350
Other	142	229
Total	3,936	3,579

Less: Long-term portion of deferred maintenance	(113)	(152)

Current portion of deferred revenue	$3,823	$3,427

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

Property and Equipment

Property and equipment consists of office equipment, furniture and fixtures, software and leasehold improvements, all of which are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or over the terms, if shorter, of the related leases. Useful lives and lease terms range from three to seven years. Depreciation and amortization expense related to property and equipment was $197,000 and $267,000, respectively, for the years ended September 30, 2011 and 2010.

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

Intangible Assets

Intangible assets consist of internally developed software, patents and customer lists acquired through business combinations. The values allocated to the majority of these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in cost of software licenses. The values allocated to customer relationships are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in sales and marketing expenses. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

The Company has the following intangible assets as of September 30, 2011 and 2010:

	Weighted	September 30, 2011			September 30, 2010
	Average	Gross		Net	Gross		Net
Identified Intangible	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Asset	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)

Capitalized software	2	$2,662	$2,648	$14	$2,662	$2,287	$375
Purchased software	5	700	700	—	700	679	21
Patents	20	160	57	103	160	49	111
Customer lists	10	1,790	1,029	761	1,790	863	927
Non-compete agreements	4	640	640	—	640	640	—
Trademark	2	21	21	—	21	21	—

Total		$5,973	$5,095	$878	$5,973	$4,539	$1,434

The intangible asset amounts amortized to cost of software licenses totaled $390,000 and $721,000 for fiscal 2011 and 2010, respectively. Intangible asset amounts amortized to sales and marketing expense totaled $166,000 and $245,000, respectively.

As of September 30, 2011, the estimated future amortization expense related to amortizing intangible assets was as follows (in thousands):

Fiscal Years Ending September 30,

2012	$188
2013	174
2014	174
2015	174
2016	105
Thereafter	63

Total estimated future amortization expense	$878

Restricted Cash

At September 30, 2010, restricted cash consisted of an $89,000 security deposit in the form of an irrevocable letter of credit held in escrow for the landlord of the Company’s Chelmsford, MA corporate offices pursuant to the terms of its former sublease agreement with that landlord. The former sublease agreement expired in June 2011 resulting in the reimbursement of the security deposit in fiscal year 2011.

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

The following table presents the options that were not included in the computation of diluted net income per share, because the effect was antidilutive for the years ended September 30, 2011 and 2010:

	2011	2010

Quantity of option shares not included	105,819	270,916
Weighted-average exercise price	$5.18	$4.46

Foreign Currency Translations and Transactions

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at rates in effect at each balance sheet date. Revenues, expenses and cash flows are translated into U.S. dollars at average rates prevailing when transactions occur. The related translation adjustments are reported as a separate component of shareholders’ equity under the heading “Accumulated Other Comprehensive Loss.” Gains and losses resulting from transactions that are denominated in currencies other than the applicable unit’s functional currency are included in the operating results of the Company and were $89,000 and $24,000 for the years ended September 30, 2011 and 2010, respectively.

Advertising and Promotional Materials

Advertising costs are expensed as incurred and amounted to $138,000 and $151,000 in 2011 and 2010, respectively. Direct mail/direct response costs are expensed over the period in which the associated revenue is recognized, generally three to six months from the date of the mailing. Direct mail expense was $52,000 and $48,000 in 2011 and 2010, respectively. There were no deferred direct mail/direct response costs at September 30, 2011. Deferred direct mail/direct response costs were $4,000 at September 30, 2010. These costs are included under the caption “Prepaid Expenses” in the accompanying consolidated balance sheets.

Share-Based Compensation

All share-based awards, including grants of employee stock options, are recognized in the financial statements based on their fair value at date of grant.

The Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s share-based awards are accounted for as equity instruments and there have been no liability awards granted. See additional share-based compensation disclosure in Note 6 to the Company’s consolidated financial statements.

Comprehensive Income

The only item other than net income that is included in comprehensive income is foreign currency translation adjustments. Foreign currency translation losses arising during fiscal 2011 and 2010 were $121,000 and $60,000, respectively.

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

Guarantees and Indemnifications

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. The Company has never incurred significant expense under its product or service warranties and does not expect to do so in the future. As a result, the Company believes its exposure related to these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2011 or 2010.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of September 30, 2011 or 2010.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of September 30, 2011 or 2010.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy limits the Company’s exposure and would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage for directors, the Company believes its exposure related to these indemnification agreements is minimal. The Company has no liabilities recorded for these potential obligations as of September 30, 2011 or 2010.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The ASU introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application was permitted. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between

U.S. GAAP and IFRS. This standard also expands the disclosure requirements particularly for level 3 fair value measurements. This new guidance is to be applied prospectively for reporting periods beginning on or after December 15, 2011. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Under this standard, an entity can elect to present items of net income and other comprehensive income in one continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating what impact, if any, this standard will have on its consolidated financial statements.

2.	INVENTORIES

Inventories consisted of the following at September 30:

	2011	2010
	(in thousands)

Raw materials	$36	$22
Finished goods	13	17

Total	$49	$39

3.	ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30:

	2011	2010
	(in thousands)

Accrued salaries and benefits	$178	$171
Accrued royalties and commissions	937	897
Accrued severance	114	—
Accrued professional fees	244	207
Other	329	331

Total	$1,802	$1,606

4.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire through 2016. The lease agreements generally provide for the payment of minimum annual rentals, pro-rata share of taxes, and maintenance expenses. Rental expense for all operating leases was $352,000 and $301,000 for the years ended September 30, 2011 and 2010, respectively. Certain of the Company’s facility leases include options to renew.

As of September 30, 2011, minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

Years Ending September 30,

2012	$360
2013	215
2014	178
2015	172
2016	125

Total future minimum lease payments	$1,050

Royalties

The Company is obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $1,630,000 and $1,436,000 for the years ended September 30, 2011 and 2010, respectively. Minimum royalty obligations were insignificant for fiscal years 2011 and 2010.

Contingencies

From time to time, the Company is subject to claims and may be party to actions that arise in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company’s consolidated financial condition or results of operations.

5.	INCOME TAXES

Income from operations before income taxes consists of the following for the years ended September 30:

	2011	2010
	(in thousands)

Domestic	$257	$399
Foreign	(90)	18

Total	$167	$417

The provision for income taxes consisted of the following for the years ended September 30:

	2011	2010
	(in thousands)
Current:
Federal	$—	$—
State	11	17
Foreign	25	26
	36	43

Deferred:
Federal	(185)	390
State	(1)	(168)
Change in valuation allowance	185	(228)
	(1)	(6)

Total provision	$35	$37

At September 30, 2011, the Company had U.S. federal tax loss carryforwards of approximately $7.1 million, expiring at various dates through 2031, including $182,000 resulting from the Mergence acquisition during 2004 which are subject to additional annual limitations as a result of the changes in Mergence’s ownership, and had approximately $1.4 million in state tax loss carryforwards, which also expire at various dates through 2031. An alternative minimum tax credit of approximately $164,000 is available to offset future regular federal taxes. Research and development credits of approximately $624,000 expire beginning in 2011. In addition, the Company has the following net operating loss carryforwards: United Kingdom losses of $7.5 million with no expiration date, Australia losses of $3.6 million with no expiration date and Germany losses of $98,000 with no expiration date.

The components of the Company’s net deferred tax assets are as follows at September 30:

	2011	2010
	(in thousands)
Deferred tax liabilities:
Prepaid expenses	(91)	(37)
Acquired intangibles	(40)	(43)
	(131)	(80)
Deferred tax assets:
Net operating loss carryforwards	5,146	4,793
Research and development credits	624	571
Accounts and notes receivable reserves	27	48
Alternative minimum tax credits	164	164
Depreciation and amortization	1,241	1,412
Deferred rent	—	21
Other	165	122
	7,367	7,131

Total	7,236	7,051

Valuation allowance	(7,236)	(7,051)

Deferred tax liability, net	$—	$—

For financial reporting purposes, the Company had profitable income from domestic operations in 2011 and 2010 but incurred losses from domestic operations in previous years. The Company had domestic taxable losses in both 2011 and 2010 as the Company’s subsidiaries in the United Kingdom are treated as branches on the domestic tax returns and, accordingly, any losses at such subsidiaries are recorded on the domestic income tax returns. Prior to the results of the last two years, the Company had generally experienced significant losses from operations, both domestically and internationally, over several prior years. The Company has also had a history of certain state net operating loss carryforwards expiring. Approximately $3.7 million of state net operating loss carryforwards expired in fiscal 2010. No state net operating loss carryforwards expired in fiscal 2011. Accordingly, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided.

The following table reconciles the Company’s tax provision based on its effective tax rate to its tax provision based on the federal statutory rate of 34% for the years ended September 30, 2011 and 2010 (in thousands):

	2011	2010

Provision at federal statutory rate	$57	$142
State, net of federal impact	7	(99)
Foreign income taxes	25	26
Valuation allowance increase (decrease)	185	(228)
Return to provision adjustments	(181)	147
Other	(58)	49

Provision for income taxes	$35	$37

Provision for Uncertain Tax Positions

The Company applies the accounting requirements for uncertain tax positions which provide a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

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

At October 1, 2009, the Company had a cumulative tax liability of $125,000 related to foreign tax exposure. During each of the fiscal years ended September 30, 2010 and 2011, the Company increased its tax liability by $25,000, resulting in a cumulative tax liability of $175,000 at September 30, 2011. These amounts have been recorded as an increase to other long-term liabilities on the Company’s consolidated balance sheets. The Company does not expect its tax liability to change significantly during the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its consolidated statements of operations. To date, the Company has not accrued any amounts for interest and penalties associated with this liability as such amounts have been de minimis. Also in fiscal 2010, the Company recorded additional uncertain tax positions of approximately $9,000 which were recorded as a reduction of the Company’s deferred tax asset and a corresponding reduction to its valuation allowance. During fiscal 2011, the Company released a portion of its reserve for uncertain tax positions and recorded a benefit of $2,000 for the year.

As of October 1, 2009, the Company had approximately $793,000 of total gross unrecognized tax benefits (before consideration of any valuation allowance). These unrecognized tax benefits represent differences between tax positions taken by the Company in its various consolidated and separate worldwide tax returns and the benefits recognized and measured for uncertain tax positions. This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The change in the unrecognized tax benefits in fiscal years ended September 30, 2010 and 2011 was as follows (in thousands):

Balance at October 1, 2009	$793
Additions for prior year tax positions	33
Balance at September 30, 2010	826
Additions for prior year tax positions	24
Balance at September 30, 2011	$850

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such jurisdictions as the United Kingdom, Germany, Australia, and the United States, and as a result, files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The fiscal years ended September 30, 2008 through September 30, 2010 are generally still open to examination in the jurisdictions listed above.

6.	SHAREHOLDERS’ EQUITY

Stock Option Plans

The Company provides its employees, officers, consultants, and directors stock options, restricted stock units and other stock rights to purchase common stock of the Company on a discretionary basis pursuant to four stock compensation plans described more fully below. All option grants are subject to the terms and conditions determined by the Compensation and Stock Committee of the Board of Directors, and generally vest over a three-year period beginning three months from the date of grant and expire either seven or ten years from the date of grant depending on the plan. Generally, options, restricted shares and other stock rights are granted at exercise prices not less than the fair market value at the date of grant.

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

On January 20, 2006, the Company established the Datawatch Corporation 2006 Equity Compensation and Incentive Plan (the “2006 Plan”) which provides for the granting of both incentive stock options and non-qualified options, the award of Company common stock and opportunities to make direct purchases of Company common stock (collectively, “Stock Rights”), as determined by a committee appointed by the Board of Directors.  Options pursuant to this plan were available to be granted through April 26, 2011 and shall vest as specified by the committee.

On April 26, 2011, the Company established the Datawatch Corporation 2011 Equity Compensation and Incentive Plan (the “2011 Plan”) which provides for the granting of both incentive stock options and non-qualified options, the award of restricted stock, restricted stock units, and any other equity-based interests (collectively, “Stock Rights”), as determined by a committee appointed by the Board of Directors. Options pursuant to this plan may be granted through April 25, 2021 and shall vest as specified by the committee.

The Company recognizes share-based compensation expense in accordance with generally accepted accounting principles which require that all share-based awards, including grants of employee stock options, be recognized in the financial statements based on their fair value.

The Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s stock compensation awards are accounted for as equity instruments and there have been no liability awards granted.

Share-based compensation expense for the fiscal years ended September 30, 2011 and 2010 was $264,000 and $192,000, respectively, which was included in the following expense categories:
	Years Ended September 30,
	2011	2010
	(in thousands)

Sales and marketing	$100	$43
Engineering and product development	8	14
General and administrative	156	135

Total	$264	$192

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate and dividend yield. The weighted-average fair values of options granted under the stock options plans were $2.37 and $1.43 for the years ended September 30, 2011 and 2010, respectively. The total intrinsic value of options exercised during the year ended September 30, 2011 was approximately $663,000. No options were exercised during the year ended September 30, 2010. Total cash received from option exercises during the year ended September 30, 2011 was $388,000. The tax benefit realized from stock options exercised during the year ended September 30, 2011 was $296,000. As of September 30, 2011, there was $410,000 of total unrecognized compensation cost related to non-vested stock option arrangements, which is expected to be recognized over a weighted-average period of 2.6 years.

The table below indicates the key assumptions used in the option valuation calculations for options granted for the years ended September 30, 2011 and 2010:

	2011	2010
Expected life	5 years	5 years
Expected volatility	66.26 – 67.32%	75.33%
Weighted-average volatility	66.56%	75.33%
Risk-free interest rate	1.49 – 2.38%	1.28%
Dividend yield	0.0%	0.0%

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

At September 30, 2011, 782,658 shares were authorized and 474,658 shares were available for future issuance under the 2011 Plan.

The following table is a summary of combined activity for all of the Company’s stock option plans:

		Weighted-	Weighted - Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value $(000)

Outstanding, October 1, 2009	548,800	3.05
Granted	30,500	2.35
Canceled	(34,290)	5.08
Exercised	—	—
Outstanding, September 30, 2010	545,010	2.89
Granted	241,500	3.80
Canceled	(129,600)	3.95
Exercised	(197,248)	1.97
Outstanding, September 30, 2011	459,662	$3.46	4.55	$872

Vested or expected to vest, September 30, 2011	439,850	$3.44	4.47	$842
Exercisable, September 30, 2011	261,546	$3.16	3.40	$573
Exercisable, September 30, 2010	499,119	$2.90

The following table presents weighted-average price and life information regarding options outstanding and exercisable at September 30, 2011:

Outstanding				Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise		Exercise
Prices	Shares	Life (Years)	Price	Shares	Price

$0.74 – $2.98	136,163	2.61	$1.89	120,343	$1.81
$3.22 – $4.55	212,999	5.61	3.63	87,996	3.88
$4.88 – $5.62	110,500	4.92	5.06	53,207	5.02

	459,662	4.55	$3.46	261,546	$3.16

Restricted Stock Units

The Company periodically grants awards of restricted stock units (“RSU”) to each of its non-employee directors and some of its management team and employees on a discretionary basis pursuant to its stock compensation plans. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at September 30, 2011 was 294,344. Each RSU vests at the rate of 33.33% on each of the first through third anniversaries of the grant date with final vesting scheduled to occur in September 2014. Included in the total number of RSUs unvested at September 30, 2011 are 255,500 RSUs which are subject to a further vesting condition that the Company’s common stock must trade at a price greater than $10 per share on a national securities exchange for a period of twenty consecutive days prior to the fifth anniversary of the grant date. For such RSUs, the Company performed fair value analysis using the Monte Carlo option-pricing model. The fair value related to the RSUs was calculated based primarily on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to sales and marketing, engineering and product development and general and administrative expense. The fair values of the RSUs granted in fiscal years 2011 and 2010 was approximately $1.2 million (or $4.18 weighted average fair value per share) and $65,000 (or $2.40 weighted average fair value per share). The Company recorded compensation expense related to the RSUs of $147,000 and $51,000 during the years ended September 30, 2011 and 2010, respectively, which is included in the total stock-based compensation expense disclosed above. As of September 30, 2011, there was approximately $1.3 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.7 years.

The following table presents RSU information for the fiscal year ended September 30, 2011:

Number of
RSUs
Outstanding

Outstanding, October 1, 2009	39,494
Granted	27,000
Canceled	(2,501)
Vested	(18,152)
Outstanding, September 30, 2010	45,841
Granted	282,500
Canceled	(13,504)
Vested	(20,493)
Outstanding, September 30, 2011	294,344

7.	RETIREMENT SAVINGS PLAN

The Company has a 401(k) retirement savings plan covering substantially all of the Company’s full-time domestic employees. Under the provisions of the plan, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company did not make any contributions to the 401(k) retirement savings plan in fiscal 2011 or 2010.

8.	SEGMENT INFORMATION

The Company has determined that it has only one reportable segment. The following table presents information about the Company’s revenues by product line for the years ended September 30:

	2011	2010

Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch Enterprise Server, Monarch RMS, Datawatch Dashboards, Monarch Report Manager on Demand and iMergence)	91%	90%

Business Service Management Solutions (including Visual QSM and Visual HD)	9%	10%

Total	100%	100%

The Company conducts operations in the U.S. and internationally (principally in the United Kingdom).  The following table presents information about the Company’s geographic operations:

		International
		(Principally	Intercompany
	Domestic	U.K.)	Eliminations	Total
	(In thousands)
Year Ended September 30, 2011
Total revenue	$14,671	$4,042	$(828)	$17,885
Operating income (loss)	257	(190)	—	67
Long-lived assets	1,139	68	—	1,207

Year Ended September 30, 2010
Total revenue	$14,229	$4,326	$(881)	$17,674
Operating income (loss)	404	(13)	—	391
Long-lived assets	1,741	54	—	1,795

9.	QUARTERLY RESULTS (UNAUDITED)

Supplementary Information:

	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Year Ended September 30, 2011:
Software license revenue	$2,110	$2,552	$2,400	$2,796
Maintenance revenue	1,538	1,505	1,527	1,649
Professional services revenue	532	397	486	393
Cost of software licenses	545	587	530	575
Cost of maintenance and services	680	606	655	596
Expenses	2,738	3,765	3,034	3,507
Income (loss) from operations	217	(504)	194	160
Net income (loss)	229	(511)	213	201

Net income (loss) per share - basic	$0.04	$(0.09)	$0.04	$0.03
Net income (loss) per share - diluted	$0.04	$(0.09)	$0.03	$0.03

Year Ended September 30, 2010:
Software license revenue	$2,166	$2,593	$2,458	$2,346
Maintenance revenue	1,612	1,548	1,614	1,548
Professional services revenue	456	430	521	382
Cost of software licenses	573	648	597	564
Cost of maintenance and services	759	747	731	656
Expenses	3,091	3,268	2,978	2,671
Income (loss) from operations	(189)	(92)	287	385
Net income (loss)	(199)	(97)	222	454

Net income (loss) per share - basic	$(0.03)	$(0.02)	$0.04	$0.08
Net income (loss) per share - diluted	$(0.03)	$(0.02)	$0.04	$0.07

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

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making its assessment, management used the criteria set forth in “Internal Control–Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting is effective as of September 30, 2011.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers of the Registrant

The names, ages and titles of the executive officers of the Company as of December 10, 2011 are as follows:

Michael A. Morrison	48	President, Chief Executive Officer and Director
Murray P. Fish	60	Chief Financial Officer, Vice President of Finance, Treasurer and Secretary
Harvey C. Gross	62	Chief Technology Officer and Vice President, Product Management & Development
Daniel F. Incropera	47	Corporate Controller & Vice President

Officers are elected by, and serve at the discretion of, the Board of Directors.

MICHAEL A. MORRISON, President, Chief Executive Officer and Director. Mr. Morrison was appointed President and Chief Executive Officer of the Company on February 11, 2011. From October 2007 until joining Datawatch, Mr. Morrison was Vice President, Financial Performance Management, at IBM since January 2008. In this role, Mr. Morrison directed all development, product management, product marketing and strategic business development activities for the IBM Cognos FPM business unit. From January 2007 to October 2007, Mr. Morrison was Chief Operating Officer at Applix, Inc., having been vice president of worldwide field and marketing operations from 2004 until his appointment as COO. At Applix, Mr. Morrison conceptualized, built and led the company’s strategic go-to-market sales model and growth strategies, and also represented the company to Wall Street and industry analysts. Before joining Applix in 2004, Mr. Morrison held various positions at Cognos, including vice president of enterprise planning operations, vice president of finance and administration, and corporate counsel.

MURRAY P. FISH, Chief Financial Officer, Vice President of Finance, Treasurer and Secretary.  Mr. Fish was appointed Chief Financial Officer, Vice President of Finance, Treasurer and Assistant Secretary on March 26, 2007. Mr. Fish was appointed Secretary on March 19, 2010. Prior to joining Datawatch, Mr. Fish served as Chief Financial Officer of Cymfony, Inc., a marketing business intelligence company owned by TNS-MI.  From 2003 until 2005, Mr. Fish was the principal consultant at M.P. Fish Associates, where he provided financial consulting services to large public and private organizations. From 1998 until 2003, Mr. Fish was the Chief Financial Officer and a Director at Network-1 Security Solutions, Inc., a NASDAQ listed software development and services company.

HARVEY C. GROSS, Chief Technology Officer and Vice President, Product Management & Development. Mr. Gross was appointed Vice President, Product Management and Development on October 1, 2008 and Chief Technology Officer on April 26, 2011. Mr. Gross joined the Company in February 2007. Prior to joining Datawatch, Mr. Gross was the principal consultant at HG & Associates, a content management consulting company serving a variety of companies in business, technology and the federal government, and was a principal consultant at eVisory, a leading industry consulting group. From 1996 to 2005, Mr. Gross was Chief Technology Officer at Lason, Inc., an international business process outsourcing firm.

DANIEL F. INCROPERA, Corporate Controller & Vice President.  Mr. Incropera was appointed Corporate Controller & Vice President on September 7, 2007.  Mr. Incropera has served as the Company’s Controller since October 2006. From 2003 until joining the Company, Mr. Incropera served as Controller of Pennichuck Corporation, a publicly traded company that operates several water utility and real estate investment subsidiaries.  Prior to that, Mr. Incropera was the Assistant Controller at Concord Communications, Inc., a NASDAQ listed software company which provided network service management solutions.

Information with respect to Directors may be found under the caption “Election of Directors” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2011. Such information is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

The information set forth under the captions “Compensation of Directors” and ”Executive Compensation” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2011 is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption “Principal Holders of Voting Securities” and “Equity Compensation Plan Information” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2011 is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Relationships and Related Person Transactions” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2011 is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firms and Fees” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2011 is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)	1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2011 and 2010
Consolidated Statements of Operations for the Years Ended September 30, 2011 and 2010
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended September 30, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended September 30, 2011 and 2010
Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

All schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

3.  List of Exhibits

Ex. No.                                                             Description

(1)	3.1	Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(5)	3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(1)	3.3	By-Laws, as amended, of the Registrant (Exhibit 3.3)
(1)	4.1	Specimen certificate representing the Common Stock (Exhibit 4.4)
(10)	10.1*	Form of Incentive Stock Option Agreement of the Registrant (Exhibit 10.2)
(10)	10.2*	Form of Nonqualified Stock Option Agreement of the Registrant (Exhibit 10.3)
(1)	10.3	Software Development and Marketing Agreement by and between Personics Corporation and Raymond Huger, dated January 19, 1989 (Exhibit 10.12)
(8)	10.4	Option Purchase Agreement by and among Datawatch Corporation, Personics Corporation and Raymond J. Huger dated April 29, 2005. (Exhibit 10.1)
(7)	10.5	Distribution Agreement, dated December 10, 1992, by and between Datawatch Corporation and Ingram Micro, Inc. (Exhibit 10.2)
(2)	10.6*	1996 Non-Employee Director Stock Option Plan, as amended on December 10, 1996 (Exhibit 10.30)
(2)	10.7*	1996 International Employee Non-Qualified Stock Option Plan (Exhibit 10.31)
(7)	10.8*	1996 Stock Plan as amended as of March 7, 2003 (Exhibit 10.1)
(3)	10.9	Indemnification Agreement between Datawatch Corporation and James Wood, dated January 12, 2001 (Exhibit 10.1)
(3)	10.10	Indemnification Agreement between Datawatch Corporation and Richard de J. Osborne, dated January 12, 2001 (Exhibit 10.2)
(4)	10.11	Form of Indemnification Agreement between Datawatch Corporation and each of its Non-Employee Directors (Exhibit 10.1)
(4)	10.12*	Advisory Agreement, dated April 5, 2001, by and between Datawatch Corporation and Richard de J. Osborne (Exhibit 10.2)
(9)	10.13	Stock Purchase Agreement among Datawatch Corporation, Mergence Technologies Corporation and the Management Sellers, dated as of August 11, 2005 (Exhibit 2.1)
(9)	10.14	Form of Stock Purchase Agreement among Datawatch Corporation, Mergence Technologies Corporation and the Non-Management Sellers, dated as of August 11, 2005 (Exhibit 2.2)
(11)	10.15*	Form of Lock-up Agreement between Datawatch Corporation and each Executive Officer of Datawatch Corporation, dated September 26, 2005 (Exhibit 99.1)
(12)	10.16	February 2006 Amendment to Software Development and Marketing Agreement, dated February 21, 2006 by and among the Company, Personics Corporation, Raymond J. Huger and Math Strategies (Exhibit 10.1)

(12)	10.17	Amendment to Option Purchase Agreement, dated February 21, 2006 by and among the Company, Personics Corporation, Raymond J. Huger and Math Strategies (Exhibit 10.2)
(13)	10.18*	2006 Equity Compensation and Incentive Plan
(14)	10.19*	Form of Non-Qualified Stock Option Agreement for Directors under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.26)
(14)	10.20*	Form of Non-Qualified Stock Option Agreement for Officers under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.27)
(14)	10.21*	Form of Incentive Stock Option Agreement for Officers under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.28)
(15)	10.22	Asset Purchase Agreement dated as of March 10, 2006 between Datawatch Corporation and ClearStory Systems, Inc. (Exhibit 10.1)
(16)	10.23*	Executive Agreement, dated March 26, 2007, between Datawatch Corporation and Murray Fish (Exhibit 10.1)
(17)	10.24*	Form of Restricted Stock Unit Agreement for Directors under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.1)
(18)	10.25*	Executive Agreement dated January 24, 2007 by and between Kenneth P. Bero and Datawatch Corporation, as amended February 11, 2011 (Exhibit 10.1)
(19)	10.26*	Executive Agreement dated March 4, 2011 by and between Michael A. Morrison and Datawatch Corporation (Exhibit 10.1)
(20)	10.27*	Executive Agreement dated July 25, 2011 by and between Harvey C. Gross and Datawatch Corporation (Exhibit 10.1)
(21)	10.28*	2011 Equity Compensation and Incentive Plan
	10.29*	Form of Restricted Stock Unit Agreement for Directors and Executives under the 2011 Equity Compensation and Incentive Plan (filed herewith)
	10.30*	Form of Restricted Stock Unit Agreement for Employees under the 2011 Equity Compensation and Incentive Plan (filed herewith)
	10.31*	Form of Non-Qualified Stock Option Agreement under the 2011 Equity Compensation and Incentive Plan (filed herewith)
	10.32*	Form of Incentive Stock Option Agreement under the 2011 Equity Compensation and Incentive Plan (filed herewith)
	10.33	Sublease, dated June 17, 2011, between Zoll Medical Corporation and Datawatch Corporation (filed herewith)
	10.34*	Executive Agreement dated February 1, 2007 by and between Daniel Incropera and Datawatch Corporation (filed herewith)
	21.1	Subsidiaries of the Registrant (filed herewith)
	23.1	Consent of Marcum LLP (filed herewith)
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Indicates a management contract or compensatory plan or contract.

Note: The number given in parenthesis next to each item listed above indicates the corresponding exhibit in each filing listed below.
(1)	Previously filed as an exhibit to Registration Statement 33-46290 on Form S-1 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated February 2, 2001 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(5)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(9)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated August 20, 2004 and incorporated herein by reference.
(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated November 2, 2004 and incorporated herein by reference.
(11)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated September 26, 2005 and incorporated herein by reference.
(12)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated February 21, 2006 and incorporated herein by reference.
(13)	Previously filed as Appendix A to Registrant’s Definitive Proxy Statement dated January 30, 2006 and incorporated herein by reference.
(14)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and incorporated herein by reference.
(15)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 10, 2006 and incorporated herein by reference.
(16)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 26, 2007 and incorporated herein by reference.
(17)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated August 2, 2007 and incorporated herein by reference.
(18)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated February 14, 2011 and incorporated herein by reference.
(19)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 10, 2011 and incorporated herein by reference.
(20)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated July 26, 2011 and incorporated herein by reference.
(21)	Previously filed as Appendix A to Registrant’s Definitive Revised Proxy Statement on Schedule 14A dated March 17, 2011 and incorporated herein by reference.

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

Datawatch Corporation

Date:	December 22, 2011	By:	/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael A. Morrison	President, Chief Executive Officer and Director	December 22, 2011
Michael A. Morrison	(Principal Executive Officer)

/s/ Murray P. Fish	Chief Financial Officer, Treasurer, Vice President of	December 22, 2011
Murray P. Fish	Finance and Secretary
(Principal Financial and Accounting Officer)

/s/ Richard de J. Osborne	Chairman of the Board	December 22, 2011
Richard de J. Osborne

/s/ James Wood	Director	December 22, 2011
James Wood

/s/ Thomas H. Kelly	Director	December 22, 2011
Thomas H. Kelly

/s/ Terry W. Potter	Director	December 22, 2011
Terry W. Potter

/s/ William B. Simmons, Jr.	Director	December 22, 2011
William B. Simmons, Jr.

/s/ David C. Mahoney	Director	December 22, 2011
David C. Mahoney