Form 10-Q
period 2011-12-31
DATAWATCH CORP
filed 2012-02-13
CIK 792130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of February 8, 2012 was 6,238,439.

DATAWATCH CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended December 31, 2011

TABLE OF CONTENTS

Page #

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

a)	Condensed Consolidated Balance Sheets:
	December 31, 2011 and September 30, 2011	3

b)	Condensed Consolidated Statements of Operations:
	Three Months Ended December 31, 2011 and 2010	4

c)	Condensed Consolidated Statements of Cash Flows:
	Three Months Ended December 31, 2011 and 2010	5

d)	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 6.	Exhibits	23

SIGNATURES		24

CERTIFICATIONS		25

PART I. FINANCIAL INFORMATION

Item 1:   FINANCIAL STATEMENTS

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	December 31,	September 30,
	2011	2011
ASSETS
CURRENT ASSETS:
Cash and equivalents	$9,651	$8,384
Accounts receivable, less allowances for doubtful accounts and sales	3,412	2,966
returns of $111 and $148, respectively
Inventories	45	49
Prepaid expenses	486	528
Total current assets	13,594	11,927

Property and equipment, net	300	270
Intangible assets, net	867	878
Other long-term assets	328	59
Total assets	$15,089	$13,134

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$712	$879
Accrued expenses	2,394	1,802
Deferred revenue	4,395	3,823
Total current liabilities	7,501	6,504

LONG-TERM LIABILITIES:
Deferred revenue, long-term	341	113
Other liabilities	181	175
Total long-term liabilities	522	288

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 20,000,000 shares authorized;	62	62
issued, 6,187,308 shares and 6,175,978 shares, respectively;
outstanding, 6,173,062 shares and 6,161,732 shares, respectively
Additional paid-in capital	24,630	24,476
Accumulated deficit	(16,255)	(16,858)
Accumulated other comprehensive loss	(1,231)	(1,198)
	7,206	6,482
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	7,066	6,342

Total liabilities and shareholders' equity	$15,089	$13,134

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	December 31,
	2011	2010
REVENUE:
Software licenses	$4,208	$2,110
Maintenance	1,717	1,538
Professional services	346	532
Total revenue	6,271	4,180

COSTS AND EXPENSES:
Cost of software licenses	575	545
Cost of maintenance and services	668	680
Sales and marketing	2,801	1,226
Engineering and product development	628	635
General and administrative	967	877
Total costs and expenses	5,639	3,963

INCOME FROM OPERATIONS	632	217

Interest income and other income (expense), net	9	23

INCOME BEFORE INCOME TAXES	641	240
Provision for income taxes	38	11

NET INCOME	$603	$229

Net income per share—Basic	$0.10	$0.04

Net income per share—Diluted	$0.09	$0.04

Weighted-average shares outstanding—Basic	6,164	5,947

Weighted-average shares outstanding—Diluted	6,359	6,107

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$603	$229
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation and amortization	85	241
(Recovery of) provision for doubtful accounts and sales returns	(36)	94
Share-based compensation	148	29
Changes in operating assets and liabilities:
Accounts receivable	(422)	(64)
Inventories	4	(2)
Prepaid expenses and other assets	(217)	(62)
Accounts payable, accrued expenses and other liabilities	436	(168)
Deferred revenue	818	171
Cash provided by operating activities	1,419	468

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures	(61)	(21)
Capitalized software development costs	(43)	—
Decrease in restricted cash	—	18
Increase in other assets	(12)	(3)
Cash used in investing activities	(116)	(6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6	10
Cash provided by financing activities	6	10

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	(42)	(44)

INCREASE IN CASH AND EQUIVALENTS	1,267	428
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	8,384	7,053
CASH AND EQUIVALENTS, END OF PERIOD	$9,651	$7,481

SUPPLEMENTAL INFORMATION:
Income taxes paid	$2	$10

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Datawatch Corporation (the “Company”) and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 filed with the SEC. All intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 30, 2011, and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

The Company licenses its software products directly to end-users, through value added resellers and through distributors. Sales to distributors and resellers accounted for approximately 23% and 43% of total sales for the three months ended December 31, 2011 and 2010, respectively. Revenue from the sale of all software products (when separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collectability is reasonably assured, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the

Company’s software product offerings are “off-the-shelf” as such term is customarily defined. The Company’s software products can be installed and used by customers on their own with little or no configuration required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses, and the license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

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

The Company also licenses its Enterprise Software using a subscription model. At the time a customer enters into a binding agreement to purchase a subscription, the customer is invoiced for an initial service period and an account receivable and deferred revenue are recorded. Beginning on the date the software is installed at the customer site and available for use by the customer, and provided that all other criteria for revenue recognition are met, the deferred revenue amount is recognized ratably over the period the service is provided. The customer is then invoiced on a contracted basis and revenue is recognized ratably over the period of the subscription. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The subscription renewal rate is the same as the initial subscription rate. Subscriptions can be cancelled by the customer at any time by providing 90 days prior written notice following the first year of the subscription term.

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

Concentration of Credit Risks and Major Customers

The Company sells its products and services to U.S. and non-U.S. distributors and other software resellers, as well as to end users, under customary credit terms. Two distributors, Ingram Micro, Inc. and Lifeboat Distribution, individually accounted for the following percentages of total revenue and accounts receivable for the periods indicated:

	Percentage of total
	revenue for the three		Percentage of total
	months ended		accounts receivable at
	December 31,		December 31,	September 30,
	2011	2010	2011	2011

Ingram Micro, Inc.	8%	13%	11%	14%

Lifeboat Distribution	6%	16%	4%	18%

The Company sells to Ingram Micro, Inc. and Lifeboat Distribution under separate distribution agreements which automatically renew for successive one-year terms unless terminated. In addition to the customers listed above, one additional customer, United Health Group, individually accounted for approximately 24% of total revenue for the three months ended December 31, 2011, which included 19% of sales directly to United Health Group and 5% of sales to United Health Group through a reseller. United Health Group also individually accounted for approximately 10% of accounts receivable at December 31, 2011. Other than these three customers, no other customer constitutes a significant portion (more than 10%) of revenues or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns based on management’s review of receivables, inventory and historical trends.

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to research and development expense as incurred.  Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life of the product (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 18 to 24 months. The net amount of capitalized software development costs and purchased software was approximately $46,000 and $14,000 at December 31, 2011 and September 30, 2011, respectively. During the three months ended December 31, 2011, the Company capitalized approximately $43,000 of software development costs related to new products in development. The Company did not capitalize any software development costs during the three months ended December 31, 2010.

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

The following table represents information about the Company’s cash equivalents measured at fair value on a recurring basis at December 31, 2011 (in thousands):

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Money market funds	$2,234	$2,234	$—	$—

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Under this standard, an entity can elect to present items of net income and other comprehensive income in one continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating what impact, if any, this standard will have on its condensed consolidated financial statements.

Note 2 –Intangible Assets, Net

Intangible assets, net, were comprised of the following as of December 31, 2011 and September 30, 2011:

	Weighted	December 31, 2011			September 30, 2011
	Average
Identified	Useful	Gross		Net	Gross		Net
Intangible	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Asset	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)

Capitalized software	2	$2,705	$2,659	$46	$2,662	$2,648	$14
Purchased software	5	700	700	—	700	700	—
Patents	20	160	58	102	160	57	103
Customer lists	10	1,790	1,071	719	1,790	1,029	761

Total		$5,355	$4,488	$867	$5,312	$4,434	$878

For the three months ended December 31, 2011 and 2010, amortization expense related to intangible assets was $54,000 and $194,000 for respectively.

The estimated future amortization expense related to amortizing intangible assets as of December 31, 2011 is as follows (in thousands):

Fiscal Years Ended September 30,

Remainder of fiscal 2012	$155
2013	196
2014	174
2015	174
2016	105
2017	8
Thereafter	55

Total estimated future amortization expense	$867

Note 3 – Income Taxes

During the three months ended December 31, 2011, the Company recorded $19,000 related to estimated state taxes, $13,000 related to estimated federal alternative minimum taxes and $6,000 related to uncertain tax positions relative to foreign taxes. During the three months ended December 31, 2010, the Company recorded $6,000 related to uncertain tax positions relative to foreign taxes and approximately $5,000 related to estimated alternative minimum taxes.

Deferred Tax Assets

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through and until 2031. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. Management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets at December 31, 2011 and September 30, 2011.

Provision for Uncertain Tax Positions

At September 30, 2011, the Company had a $175,000 tax liability related to tax exposures that could result in cash payments, of which approximately $6,000 was recorded during the three months ended December 31,

2010. The Company increased its tax liability by $6,000 during the three months ended December 31, 2011. During the three months ended December 31, 2011, the Company released a portion of its reserve for uncertain tax positions and recorded a benefit of $2,000 for the quarter. The Company does not expect its tax liability to change significantly during the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its consolidated statements of operations. To date, the Company has not accrued any amounts for interest and penalties associated with this liability as such amounts have been de minimis.

The Company’s unrecognized tax benefits (before consideration of any valuation allowance) represent differences between tax positions taken by the Company in its various consolidated and separate worldwide tax returns and the benefits recognized and measured for uncertain tax positions. This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The change in the unrecognized tax benefits during the three months ended December 31, 2011 was as follows (in thousands):

Balance at October 1, 2011	$850
Additions for prior year tax positions	4

Balance at December 31, 2011	$854

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

Note 4 – Shareholders’ Equity

Share-based compensation expense for the three months ended December 31, 2011 and 2010 was $148,000 and $29,000, respectively, as included in the following expense categories:

	Three months Ended
	December 31,
	2011	2010
	(In thousands)

Sales and marketing	$90	$8
Engineering and product development	3	2
General and administrative	55	19

	$148	$29

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

Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate and dividend yield. No options were granted under the stock option plans for the three months ended December 30, 2011. The weighted-average fair value of options granted under the stock option plans for the three months ended December 31, 2010 was $1.58. The total intrinsic value of options exercised during the three months ended December 31, 2011 and 2010 was approximately $39,000 and $4,000, respectively. Total cash received from option exercises during the three months ended December 31, 2011 was approximately $6,000. As of December 31, 2011, there was $366,000 of total unrecognized compensation cost related to non-vested stock option arrangements, which is expected to be recognized over a weighted-average period of 2.3 years.

Many of the assumptions used in the determination of compensation expense are judgmental and highly volatile. The table below indicates the key assumptions used in the option valuation calculations for options granted in the three months ended December 31, 2010:

2010
Expected life	5 years
Expected volatility	67.32%
Weighted-average volatility	67.32%
Risk-free interest rate	1.49%
Dividend yield	0.0%

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

The following table summarizes information about the Company’s stock option plans for the three months ended December 31, 2011.

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value $(000)

Outstanding, October 1, 2011	459,662	$3.46

Granted	—	—
Canceled	—	—
Exercised	(8,000)	0.74
Outstanding, December 31, 2011	451,662	$3.51	4.50	$945

Vested or expected to vest, December 31, 2011	433,913	$3.49	4.30	$914

Exercisable, December 31, 2011	274,169	$3.27	3.24	$639

Restricted Stock Units

The Company periodically grants awards of restricted stock units (“RSU”) to each of its non-employee directors and some of its management team and employees on a discretionary basis pursuant to its stock compensation plans. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at December 31, 2011 was 296,014. Each RSU vests at the rate of 33.33% on each of the first through third anniversaries of the grant date with final vesting of the most recent grants scheduled to occur in October 2014. Included in the total number of RSUs unvested at December 31, 2011 are 260,500 RSUs which are subject to a further vesting condition that the Company’s common stock must trade at a price greater than $10 per share on a national securities exchange for a period of twenty consecutive days prior to the fifth anniversary of the grant date. For such RSUs, the Company performed fair value analysis using the Monte Carlo option-pricing model. The fair value related to the RSUs was calculated based primarily on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to sales and marketing, engineering and product development and general and administrative expense. The fair values of the RSUs granted in the three months ended December 31, 2011 and 2010, respectively, were approximately $22,000 (or $4.41 fair value per share) and $33,000 (or $2.79 fair value per share). The Company recorded compensation expense related to RSUs of approximately $104,000 and $13,000 for the three months ended December 31, 2011 and 2010, respectively. These amounts are included in the total stock-based compensation expense disclosed above. As of December 31, 2011, there was approximately $1.2 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.5 years.

The following table presents RSU information for the three months ended December 31, 2011:

Number of
RSUs
Outstanding

Outstanding, October 1, 2011	294,344
Granted	5,000
Canceled	—
Vested	(3,330)
Outstanding, December 31, 2011	296,014

Note 5 - Comprehensive Income (Loss)

The following table sets forth the reconciliation of net income to comprehensive income:

	Three Months Ended
	December 31,
	2011	2010
	(In thousands)

Net income	$603	$229
Other comprehensive loss:
Foreign currency translation adjustments	(33)	(29)

Comprehensive income	$570	$200

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

Potentially dilutive common stock options aggregating 12,500 and 227,331 shares for the three months ended December 31, 2011 and 2010, respectively, have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive. There were no potentially dilutive restricted stock units for the three months ended December 31, 2011. Potentially dilutive restricted stock units aggregating 4,170 shares for the three months ended December 31, 2010 have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive.

Note 7 - Commitments and Contingencies

The Company is obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $511,000 and $339,000, respectively, for the three months ended December 31, 2011 and 2010. The Company is not obligated to pay any minimum amounts for royalties.

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

The following table presents information about the Company’s revenue by product lines:

	Three Months Ended
	December 31,
	2011	2010

Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch Enterprise Server, Monarch RMS, Datawatch Dashboards, Monarch Report Manager on Demand and iMergence)	94%	91%

Business Service Management Solutions (including Visual QSM and Visual HD)	6%	9%

Total	100%	100%

The Company conducts operations in the U.S. and internationally. The following table presents information about the Company’s geographic operations:

			Intercompany
	Domestic	International	Eliminations	Total
	(In thousands)

Total Revenue
Three months ended December 31, 2011	$5,443	$1,051	$(223)	$6,271
Three months ended December 31, 2010	$3,318	$1,074	$(212)	$4,180

Total Operating Income (Loss)
Three months ended December 31, 2011	$660	$(28)	$—	$632
Three months ended December 31, 2010	$114	$103	$—	$217

Non-current assets
At December 31, 2011	$1,413	$82	$—	$1,495
At September 30, 2011	$1,139	$68	$—	$1,207

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain “forward looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward looking statements, which speak only as of the date they are made. The Company disclaims any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in the Company’s expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward looking statements. The Company’s actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as well as the accuracy of the Company’s internal estimates of revenue and operating expense levels.

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

The Company offers its enterprise products through perpetual licenses, term licenses and subscription pricing models. Subscriptions automatically renew unless terminated with 90 days notice following the first year of the subscription term. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The subscription renewal rate is the same as the initial subscription rate. During the three months ended December 31, 2011 and 2010, subscription revenues were approximately $67,000 and $74,000, respectively.

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

During the three months ended December 31, 2011, there were no significant changes in the Company’s critical accounting policies. See Note 1 to the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in its Annual Report on Form 10-K for the year ended September 30, 2011 for additional information about these critical accounting policies, as well as a description of the Company’s other significant accounting policies.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The operating results for any period should not be considered indicative of the results expected for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

	Three Months Ended
	December 31,
	2011	2010
REVENUE:
Software licenses	67%	50%
Maintenance	27%	37%
Professional services	6%	13%
Total revenue	100%	100%

COSTS AND EXPENSES:
Cost of software licenses	9%	13%
Cost of maintenance and services	11%	16%
Sales and marketing	45%	30%
Engineering and product development	10%	15%
General and administrative	15%	21%
Total costs and expenses	90%	95%

INCOME FROM OPERATIONS	10%	5%

Interest income and other income (expense), net	0%	1%

INCOME BEFORE INCOME TAXES	10%	6%
Provision for income taxes	0%	0%

NET INCOME	10%	6%

Three Months Ended December 31, 2011 Compared to
Three Months Ended December 31, 2010

Total Revenues

The following table presents total revenue, total revenue increase (decrease) and percentage change in total revenue for the three months ended December 31, 2011 and 2010:

	Three Months Ended
	December 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands)

Software licenses	$4,208	$2,110	$2,098	99%
Maintenance	1,717	1,538	179	12%
Professional services	346	532	(186)	-35%

Total revenue	$6,271	$4,180	$2,091	50%

Software license revenue for the three months ended December 31, 2011 was $4,208,000 or approximately 67% of total revenue, as compared to $2,110,000, or approximately 50% of total revenue for the three months ended December 31, 2010. The increase in software license revenue of $2,098,000 for the three months ended December 31, 2011 consists of a $2,092,000 increase in Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch Enterprise Server, Monarch RMS, Datawatch Dashboards, Monarch Report Manager on Demand and iMergence products) and a $6,000 increase in Business Service Management Solutions (including Visual QSM and Visual HD products). The Company attributes the increase in software license revenue to its new product positioning and the investments the Company has made in its sales and marketing organization which has resulted in increased enterprise license sales during the quarter. Additionally, included in software license revenue for the three months ended December 31, 2011 was an individual sale of the Company’s Monarch Report Manager on Demand product for approximately $1.1 million to a significant customer. See additional details related to this sale in “Concentration of Credit Risks and Major Customers” included in Note 1 to the Company’s condensed consolidated financial statements. To the extent the Company has large contracts with single customers going forward, this may cause variability in financial results from period to period.

Maintenance revenue for the three months ended December 31, 2011 was $1,717,000 or approximately 27% of total revenue, as compared to $1,538,000, or approximately 37% of total revenue for the three months ended December 31, 2010. The increase in maintenance revenue of $179,000 consists of a $191,000 increase in Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch Enterprise Server, Monarch RMS, Datawatch Dashboards, Monarch Report Manager on Demand and iMergence products) offset by a $12,000 decrease in Business Service Management Solutions (including Visual QSM and Visual HD products). The increase in maintenance revenue is primarily attributable to increased maintenance on the Monarch product line.

Professional services revenue for the three months ended December 31, 2011 was $346,000 or approximately 6% of total revenue, as compared to $532,000, or approximately 13% of total revenue for the three months ended December 31, 2010. The decrease in professional services revenue of $186,000 consists of a $178,000 decrease in Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch Enterprise Server, Monarch RMS, Datawatch Dashboards, Monarch Report Manager on Demand and iMergence products) and an $8,000 decrease in Business Service Management Solutions (including Visual QSM and Visual HD products).

Costs and Operating Expenses

The following table presents costs of sales and operating expenses, increase (decrease) in costs of sales and operating expenses and percentage changes in costs of sales and operating expenses for the three months ended December 31, 2011 and 2010:

	Three Months Ended
	December 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands)

Cost of software licenses	$575	$545	$30	6%
Cost of maintenance and services	668	680	(12)	-2%
Sales and marketing	2,801	1,226	1,575	129%
Engineering and product development	628	635	(7)	-1%
General and administrative	967	877	90	10%

Total costs and operating expenses	$5,639	$3,963	$1,676	42%

The increase in cost of software licenses and subscriptions of $30,000, or approximately 6%, is primarily due to an increase in royalty costs associated with higher sales of the Company’s Monarch product line offset by lower software amortization costs associated with previously acquired software.

The decrease in cost of maintenance and services of $12,000, or approximately 2%, is primarily due to lower use of external consultants during the three months ended December 31, 2011 as compared to the same period last year.

The increase in sales and marketing expenses of $1,575,000, or approximately 129%, is due to increased promotional, lead generation and consulting costs as well as higher wages and employee-related costs, including share-based compensation, attributable to increased headcount as compared to the same period last year.

The decrease in engineering and product development expenses of $7,000, or approximately 1%, is primarily attributable to lower external consulting costs as well as lower employee-related costs as compared to the same period last year.

The increase in general and administrative expenses of $90,000, or 10%, is primarily attributable to higher professional services, legal and consulting costs and employee-related costs which were partially offset by lower bad debt and depreciation expense.

Interest income and other income (expense) includes primarily the following two components: interest income and gains (losses) on foreign currency transactions. Interest income for the three months ended December 31, 2011 and 2010 was $2,000 and $1,000, respectively. Gain (loss) on foreign currency transactions for the three months ended December 31, 2011 was a gain of approximately $7,000 as compared to $22,000 for the three months ended December 31, 2010. The foreign currency gains for the three months ended December 31, 2011 and 2010 were primarily attributable to the repayment of intercompany loans between the Australian and UK subsidiaries.

Income tax expense for the three months ended December 31, 2011 was $38,000 as compared to $11,000 for the three months ended December 31, 2010. Income tax expense for the three months ended December 31, 2011 includes $19,000 related to estimated state taxes and $13,000 related to estimated federal alternative minimum taxes. Income tax expense for the three months ended December 31, 2010 includes $5,000 related to estimated alternative minimum taxes. Income tax expense for both periods also includes a $6,000 provision for uncertain tax positions relative to foreign taxes. At December 31, 2011, the Company had U.S. federal tax loss carryforwards of approximately $6.4 million which expire at various dates through and until 2031 as well as significant state and foreign net operating loss carryforwards.

Net income for the three months ended December 31, 2011 was $603,000 as compared to $229,000 for the three months ended December 31, 2010.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire through 2016. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $113,000 and $82,000 for the three months ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, the Company’s contractual obligations include minimum rental commitments under non-cancelable operating leases and other liabilities related to uncertain tax positions as follows (in thousands):

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating Lease Obligations	$954	$320	$380	$254	$—

Other Liabilities	$181	$—	$—	$—	$181

The Company is also obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $511,000 and $339,000, respectively, for the three months ended December 31, 2011 and 2010. The Company is not obligated to pay any minimum amounts for royalties.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes its exposure related to these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of December 31, 2011.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of December 31, 2011.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of December 31, 2011.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes its exposure related to these indemnification agreements is minimal. The Company has no liabilities recorded for these potential obligations as of December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At December 31, 2011, the Company had $9,651,000 of cash and equivalents, an increase of $1,267,000 from September 30, 2011.

At December 31, 2011, the Company had working capital of approximately $6,093,000 as compared to $5,423,000 at September 30, 2011. The Company expects cash flows from operations to remain positive as it anticipates profitability in the future. However, if the Company’s cash flow from operations were to decline significantly, it may need to consider reductions to its operating expenses. The Company does not anticipate additional cash requirements to fund significant growth. However, if the Company were to acquire complementary technology or businesses, the cost of any such acquisition may require the Company to seek additional debt or equity financing to fund such requirements. There can be no assurance that the Company will be able to issue additional equity or obtain a new credit facility at attractive prices or rates, or at all.

The Company had net income of approximately $603,000 for the three months ended December 31, 2011 as compared to net income of approximately $229,000 for the three months ended December 31, 2010. During the three months ended December 31, 2011 and 2010, approximately $1,419,000 and $468,000, respectively, of cash was provided by the Company’s operations.  During the three months ended December 31, 2011, the main source of cash from operations was net income adjusted for share-based compensation expense as well as increases in deferred revenue and accounts payable, accrued expenses and other liabilities.

Net cash used in investing activities for the three months ended December 31, 2011 of $116,000 is primarily related to the purchase of property and equipment, capitalized software development costs and an increase in other assets.

Net cash provided by financing activities for the three months ended December 31, 2011 of $6,000 is related to proceeds from the exercise of stock options.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At December 31, 2011, the Company did not participate in or hold any derivative financial instruments or commodity instruments. The Company holds no investment securities that possess significant market risk.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The principal executive officer and principal financial officer, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a−15(e) and 15d−15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

 (b) Changes in Internal Controls.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is occasionally involved in legal proceedings and other claims arising out of its operations in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, Item 1A under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, which could materially affect its business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 13, 2012.

DATAWATCH CORPORATION

/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Murray P. Fish
Murray P. Fish
Chief Financial Officer
(Principal Financial Officer)