Form 10-Q
period 2012-03-31
DATAWATCH CORP
filed 2012-05-15
CIK 792130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of May 7, 2012 was 6,316,102.

DATAWATCH CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2012

TABLE OF CONTENTS

		Page #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

a)	Condensed Consolidated Balance Sheets:
	March 31, 2012 and September 30, 2011	3

b)	Condensed Consolidated Statements of Operations:
	Three and Six Months Ended March 31, 2012 and 2011	4

c)	Condensed Consolidated Statements of Cash Flows:
	Six Months Ended March 31, 2012 and 2011	5

d)	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 6.	Exhibits	27

SIGNATURES		28

CERTIFICATIONS		29

PART I. FINANCIAL INFORMATION
Item 1:  FINANCIAL STATEMENTS

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31,	September 30,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and equivalents	$7,058	$8,384
Accounts receivable, less allowances for doubtful accounts and sales returns of $121 and $148, respectively	4,245	2,966
Inventories	56	49
Prepaid expenses	640	528
Total current assets	11,999	11,927

Property and equipment, net	287	270
Acquired intellectual property, net	8,532	—
Other intangible assets, net	883	878
Other long-term assets	318	59
Total assets	$22,019	$13,134

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$1,500	$—
Accounts payable	770	879
Accrued expenses	2,568	1,802
Deferred revenue	4,935	3,823
Total current liabilities	9,773	6,504

LONG-TERM LIABILITIES:
Note payable, long-term	2,905	—
Deferred revenue, long-term	305	113
Other liabilities	187	175
Total long-term liabilities	3,397	288

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 20,000,000 shares authorized;	63	62
issued, 6,285,017 shares and 6,175,978 shares, respectively;
outstanding, 6,270,771 shares and 6,161,732 shares, respectively
Additional paid-in capital	26,129	24,476
Accumulated deficit	(16,095)	(16,858)
Accumulated other comprehensive loss	(1,108)	(1,198)
	8,989	6,482
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	8,849	6,342

Total liabilities and shareholders' equity	$22,019	$13,134

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
REVENUE:
Software licenses	$4,274	$2,552	$8,483	$4,662
Maintenance	1,861	1,505	3,577	3,042
Professional services	412	397	758	930
Total revenue	6,547	4,454	12,818	8,634

COSTS AND EXPENSES:
Cost of software licenses	659	587	1,234	1,131
Cost of maintenance and services	684	606	1,352	1,287
Sales and marketing	2,996	1,479	5,797	2,705
Engineering and product development	690	648	1,318	1,283
General and administrative	1,213	1,638	2,180	2,515
Total costs and expenses	6,242	4,958	11,881	8,921

INCOME (LOSS) FROM OPERATIONS	305	(504)	937	(287)

Interest income and other income (expense), net	(118)	34	(109)	57

INCOME (LOSS) BEFORE INCOME TAXES	187	(470)	828	(230)
Provision for income taxes	27	41	65	52

NET INCOME (LOSS)	$160	$(511)	$763	$(282)

Net income (loss) per share—Basic	$0.03	$(0.09)	$0.12	$(0.05)

Net income (loss) per share—Diluted	$0.02	$(0.09)	$0.12	$(0.05)

Weighted-Average Shares Outstanding—Basic	6,221	5,972	6,192	5,960

Weighted-Average Shares Outstanding—Diluted	6,677	5,972	6,555	5,960

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 (In thousands)

	Six Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$763	$(282)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	181	491
(Recovery of) provision for doubtful accounts and sales returns	(27)	2
Share-based compensation	333	65
Amortization of warrants	1	—
Changes in operating assets and liabilities:
Accounts receivable	(1,238)	(159)
Inventories	(7)	(26)
Prepaid expenses and other assets	(362)	(161)
Accounts payable, accrued expenses and other liabilities	666	631
Deferred revenue	1,277	120
Cash provided by operating activities	1,587	681

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures	(79)	(47)
Purchase of intellectual property	(8,541)	—
Capitalized software development costs	(54)	—
Decrease in restricted cash	—	18
Increase in other assets	(6)	(2)
Cash used in investing activities	(8,680)	(31)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	226	90
Advances on line of credit	1,500	—
Proceeds from issuance of long-term debt	4,000	—
Debt issuance costs	(59)	—
Cash provided by financing activities	5,667	90

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	100	(41)

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(1,326)	699
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	8,384	7,053
CASH AND EQUIVALENTS, END OF PERIOD	$7,058	$7,752

SUPPLEMENTAL INFORMATION:
Income taxes paid	$2	$28

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, the allowance for doubtful accounts, sales returns reserve, useful lives of property and equipment, and the valuation of net deferred tax assets, acquired intellectual property, other intangible assets and share-based awards.

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

The Company licenses its software products directly to end-users, through value added resellers and through distributors. Sales to distributors and resellers accounted for approximately 25% and 40%, respectively, of total sales for the three months ended March 31, 2012 and 2011, and 24% and 41%, respectively, of total sales for the six months ended March 31, 2012 and 2011. Revenue from the sale of all software products (when separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collectability is reasonably assured, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is customarily defined. The Company’s software products can be installed and used by customers on their own with little or no configuration required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses, and the license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

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

Share-Based Compensation

All share-based awards, including grants of employee stock options and restricted stock units, are recognized in the financial statements based on their fair value at date of grant.

The Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s share-based awards are accounted for as equity instruments and there have been no liability awards granted. See additional stock-based compensation disclosure in Note 6 to the Company’s condensed consolidated financial statements.

Concentration of Credit Risks and Major Customers

The Company sells its products and services to U.S. and non-U.S. distributors and other software resellers, as well as to end users, under customary credit terms. Two customers, Ingram Micro, Inc. and Lifeboat Distribution, individually accounted for the following percentages of total revenue and accounts receivable for the periods indicated:

	Percentage of total		Percentage of total
	revenue for the three		revenue for the six		Percentage of total
	months ended		months ended		accounts receivable at
	March 31,		March 31,		March 31,	September 30,
	2012	2011	2012	2011	2012	2011

Ingram Micro, Inc.	5%	17%	7%	15%	2%	14%

Lifeboat Distribution	13%	10%	9%	13%	15%	18%

The Company sells to Ingram Micro, Inc. and Lifeboat Distribution under separate distribution agreements which automatically renew for successive one-year terms unless terminated. In addition to the customers listed above, one additional customer, Xerox Corporation, individually accounted for approximately 15% of total revenue for the three months ended March 31, 2012 and one other customer, United Health Group, individually accounted for approximately 13% of total revenue for the six months ended March 31, 2012, which included 11% of sales directly to United Health Group and 2% of sales to United Health Group through a reseller. Additionally, one other customer, Citigroup Technology, Inc., individually accounted for approximately 16% of total accounts receivable at March 31, 2012. Other than these customers, no other customer constitutes a significant portion (more than 10%) of revenues or accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns based on management’s review of receivables, inventory and historical trends.

On December 6, 2011, the Company exercised a 90 day notice provision under a distribution agreement with Ingram Micro, Inc. to terminate its relationship with that distributor. The termination was effective March 6, 2012. Effective March 7, 2012, Lifeboat Distribution is the sole North American distributor for the Company's Monarch Report Analytics platform.

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to engineering and product development expense as incurred.  Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life of the product (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 18 to 24 months. The net amount of capitalized software development costs was approximately $47,000 and $14,000 at March 31, 2012 and September 30, 2011, respectively. During the six months ended March 31, 2012, the Company capitalized approximately $54,000 of software development costs related to new products in development. The Company did not capitalize any software development costs during the six months ended March 31, 2011.

Other Intangible Assets

Other intangible assets consist of internally developed software, patents and customer lists acquired through business combinations. The values allocated to the majority of these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in cost of software licenses. The values allocated to customer relationships are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in sales and marketing expenses. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

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

The following table represents information about the Company’s cash equivalents measured at fair value on a recurring basis at March 31, 2012 (in thousands):

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Money market funds	$2,234	$2,234	$—	$—

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. This standard also expands the disclosure requirements particularly for level 3 fair value measurements. This new guidance is to be applied prospectively for reporting periods beginning on or after December 15, 2011. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

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

Note 2 – Acquisition of Intellectual Property

On March 30, 2012, the Company acquired the intellectual property underlying its Monarch Report Analytics platform pursuant to an Option Purchase Agreement dated as of April 29, 2004 by and among the Company, Personics Corporation, Raymond J. Huger and Math Strategies, as amended (the “Option Agreement”). Under the formula contained in the Option Agreement, the purchase price paid for the intellectual property assets was $8,541,000 which was calculated based on a multiple of the aggregate royalties paid to Math Strategies by the Company for the four fiscal quarters preceding the exercise of the option. The intellectual property assets will be amortized to cost of software licenses using the straight-line method over the estimated life of the asset, which is five years. Amortization expense related to the intellectual property assets was $9,000 during the three and six months ended March 31, 2012. The estimated future amortization expense related to the intellectual property is as follows (in thousands):

Fiscal Years Ended September 30,
Remainder of fiscal 2012	$855
2013	1,708
2014	1,708
2015	1,708
2016	1,708
2017	845

Total estimated future amortization expense	$8,532

The purchase was funded in part through the issuance by the Company of a $4.0 million subordinated note and warrants for 185,000 shares of Company common stock to Massachusetts Capital Resource Company (“MCRC”), pursuant to a Note and Warrant Purchase Agreement entered into with MCRC as of March 30, 2012, and through the borrowing of $1.5 million under a new $2.0 million revolving credit facility with Silicon Valley Bank (“SVB”), pursuant to a Loan and Security Agreement entered into with SVB as of March 30, 2012. See additional financing arrangement disclosures in Note 4 to the Company’s condensed consolidated financial statements.

Note 3 –Other Intangible Assets, Net

Other intangible assets, net, were comprised of the following as of March 31, 2012 and September 30, 2011:

		March 31, 2012			September 30, 2011
Identified Intangible	Weighted Average Useful Life	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
Asset	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)

Capitalized software	2	$2,716	$2,669	$47	$2,662	$2,648	$14
Patents	20	160	61	99	160	57	103
Customer lists	10	1,790	1,112	678	1,790	1,029	761
Loan acquisition costs	4	59	—	59	—	—	—

Total		$4,725	$3,842	$883	$4,612	$3,734	$878

For the three months ended March 31, 2012 and 2011, amortization expense related to intangible assets was $54,000 and $191,000, respectively. For the six months ended March 31, 2012 and 2011, amortization expense related to intangible assets was $108,000 and $385,000, respectively.

The estimated future amortization expense related to amortizing intangible assets as of March 31, 2012 is as follows (in thousands):

Fiscal Years Ended September 30,
Remainder of fiscal 2012	$115
2013	223
2014	186
2015	179
2016	110
2017	11
Thereafter	59

Total estimated future amortization expense	$883

Note 4 – Financing Arrangements

Subordinated Note and Warrants

In connection with the acquisition of intellectual property disclosed in Note 2 to the Company’s condensed consolidated financial statements, on March 30, 2012, the Company entered into a Note and Warrant Purchase Agreement with Massachusetts Capital Resource Company (“MCRC”), the terms of which include a $4.0 million subordinated note and warrants for 185,000 shares of the Company’s common stock. The subordinated note issued to MCRC has a maturity date of February 28, 2019, with interest due monthly on the unpaid principal amount of the note at the rate of 10% per annum in arrears. The Company is also required under the MCRC agreement to maintain certain interest coverage and leverage ratios. Future principal payments related to the subordinated note are as follows (in thousands):

Fiscal Years Ended September 30,
Remainder of fiscal 2012	$—
2013	—
2014	467
2015	800
2016	800
2017	800
Thereafter	1,133

Total estimated future amortization expense	$4,000

The warrants issued to MCRC are exercisable at any time prior to the later of the repayment in full of the MCRC note or February 28, 2019 at a purchase price per share of $11.54, which is equal to the average closing price of the Company’s common stock for the 45 trading days prior to the issuance of the warrants on March 30, 2012. The number of shares issuable upon exercise of the warrants is subject to adjustment in connection with stock splits and other events impacting the Company’s common stock generally, however, the warrants do not provide the holder with any anti-dilution protection.

The Company accounted for the borrowing under the Note and Warrant Purchase Agreement in accordance with the guidance prescribed in the Financial Accounting Standards Board Accounting Standard Codification Topic 470-20, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“ASC 470-20”). In accordance with ASC 470-20, the value of the stock purchase warrants is considered an Original Issue Discount (“OID”) which is required to be amortized over the life of the note as interest expense with a corresponding credit to notes payable.  The fair value of the warrants on March 30, 2012, as determined under the Accounting Standard Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) is approximately $1.1 million and is included in Additional Paid in Capital in the Company’s Condensed Consolidated Balance Sheets at March 31, 2012. The warrants will be amortized to interest expense over the life of the subordinated note which is seven years. During the three months ended March 31, 2012, interest expense related to the warrants was approximately $1,000.

Revolving Line of Credit

Also in connection with the intellectual property acquisition, on March 30, 2012, the Company entered into a $2.0 million revolving credit facility with Silicon Valley Bank (“SVB”), pursuant to a Loan and Security Agreement with SVB. On March 30, 2012, the Company borrowed $1.5 million under this revolving credit facility. The revolving line of credit under the SVB facility terminates on March 29, 2014. On that date, the principal amount of all advances then outstanding under the revolving line and all unpaid interest thereon will become due and payable. The principal amount outstanding under the revolving line accrues interest at a floating rate per annum equal to 1.5% above the prime rate, with the prime rate having a floor under the SVB agreement of 3.25%. The Company can borrow under the SVB revolving line of credit based on a formula percentage of its accounts receivable balance. Additionally, the SVB facility requires that the Company maintain certain net asset and net income ratios. The Company’s obligations under the SVB facility are secured by substantially all of the Company’s assets other than intellectual property.

Note 5 – Income Taxes

During the three and six months ended March 31, 2012, the Company recorded $27,000 and $65,000, respectively, related to estimated state taxes, estimated federal alternative minimum taxes and uncertain tax positions relative to foreign taxes. During the three and six months ended March 31, 2011, the Company recorded $41,000 and $52,000, respectively, related to estimated state taxes, estimated federal alternative minimum taxes and uncertain tax positions relative to foreign taxes.

Deferred Tax Assets

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through and until 2031. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. Management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets at March 31, 2012 and September 30, 2011.

Provision for Uncertain Tax Positions

At September 30, 2011, the Company had a $175,000 tax liability related to tax exposures that could result in cash payments, of which approximately $6,000 and $12,000, respectively, were recorded during the three and six months ended March 31, 2012. The Company increased its tax liability by $6,000 during each of the three month periods ended December 31, 2011 and March 31, 2012. During the three and six months ended March 31, 2012, the Company released a portion of its reserve for uncertain tax positions and recorded a benefit of $2,000 and $4,000, respectively. The Company does not expect its tax liability to change significantly during the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its consolidated statements of operations. To date, the Company has not accrued any amounts for interest and penalties associated with this liability as such amounts have been de minimis.

The Company’s unrecognized tax benefits (before consideration of any valuation allowance) represent differences between tax positions taken by the Company in its various consolidated and separate worldwide tax returns and the benefits recognized and measured for uncertain tax positions. This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The change in the unrecognized tax benefits during the six months ended March 31, 2012 was as follows:

Balance at October 1, 2011	$850
Additions for prior year tax positions	8
Balance at March 31, 2012	$858

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

Note 6 – Shareholders’ Equity

Share-based compensation expense for the three months ended March 31, 2012 and 2011 was $185,000 and $36,000, respectively, and $333,000 and $65,000 for the six months ended March 31, 2012 and 2011, respectively, as included in the following expense categories:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	(In thousands)

Sales and marketing	$109	$4	$200	$12
Engineering and product development	6	1	8	3
General and administrative	70	31	125	50
	$185	$36	$333	$65

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

Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate and dividend yield. No options were granted under the stock option plans for the three or six months ended March 31, 2012. The weighted-average fair values of options granted under the stock option plans for the three and six months ended March 31, 2011 was $1.97 and $1.90, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was approximately $570,000 and $121,000, respectively. The total intrinsic value of options exercised during the six months ended March 31, 2012 and 2011 was approximately $609,000 and $125,000, respectively. Total cash received from option exercises during the three and six months ended March 31, 2012 was $220,000 and $226,000, respectively. As of March 31, 2012, there was $324,000 of total unrecognized compensation cost related to non-vested stock option arrangements, which is expected to be recognized over a weighted-average period of 2.08 years.

Many of the assumptions used in the determination of compensation expense are judgmental and highly volatile. The table below indicates the key assumptions used in the option valuation calculations for options granted in the six months ended March 31, 2011:

2011
Expected life	5 years
Expected volatility	66.26 – 67.32%
Weighted-average volatility	66.43%
Risk free interest rate	1.49 – 2.38%
Dividend yield	0.0%

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

The following table summarizes information about the Company’s stock option plans for the six months ended March 31, 2012:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value $(000)

Outstanding, October 1, 2011	459,662	$3.46

Granted	—	—
Canceled	—	—
Exercised	(87,705)	2.57
Outstanding, March 31, 2012	371,957	$3.67	4.58	$3,578

Vested or expected to vest, March 31, 2012	356,269	$3.66	4.52	$3,431

Exercisable, March 31, 2012	215,072	$3.50	3.62	$2,105

Restricted Stock Units

The Company periodically grants awards of restricted stock units (“RSU”) to each of its non-employee directors and some of its management team and employees on a discretionary basis pursuant to its stock compensation plans. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at March 31, 2012 was 407,510. Each RSU vests at the rate of 33.33% on each of the first through third anniversaries of the grant date with final vesting of the most recent grants scheduled to occur in January 2015. Included in the total number of RSUs unvested at March 31, 2012 are 252,167 RSUs which are subject to a further vesting condition that the Company’s common stock must trade at a price greater than $10 per share on a national securities exchange for a period of twenty consecutive days on or prior to the fifth anniversary of the grant date and 129,500 RSUs with the same $10 per share market price vesting condition on or prior to the fourth anniversary of the grant date. The Company’s common stock satisfied the $10 per share market price vesting condition in the quarter ended March 31, 2012. For such RSUs, the Company performed fair value analysis using the Monte Carlo option-pricing model. The fair value related to the RSUs was calculated based primarily on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to sales and marketing, engineering and product development and general and administrative expense. The fair values of the RSUs granted in the six months ended March 31, 2012 and 2011, respectively, were approximately $651,000 (or $4.84 weighted-average fair value per share) and $120,000 (or $3.24 weighted-average fair value per share). The Company recorded compensation expense related to RSUs of approximately $142,000 and $16,000 for the three months ended March 31, 2012 and 2011, respectively, and $246,000 and $29,000 for the six months ended March 31, 2012 and 2011, respectively. These amounts are included in the total share-based compensation expense disclosed above. As of March 31, 2012, there was approximately $1.8 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.5 years.

The following table presents RSU information for the six months ended March 31, 2012:

Number of
RSUs
Outstanding

Outstanding, October 1, 2011	294,344
Granted	134,500
Canceled	—
Vested	(21,334)
Outstanding, March 31, 2012	407,510

Note 7 - Comprehensive Income (Loss)

The following table sets forth the reconciliation of net income (loss) to comprehensive income (loss):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(In thousands)

Net income (loss)	$160	$(511)	$763	$(282)
Other comprehensive income (loss):
Foreign currency translation adjustments	122	(22)	89	(52)

Comprehensive income (loss)	$282	$(533)	$852	$(334)

Accumulated other comprehensive loss reported in the condensed consolidated balance sheets consists solely of foreign currency translation adjustments.

Note 8 - Basic and Diluted Net Income (Loss) Per Share

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

There were no potentially dilutive common stock options for the three or six months ended March 31, 2012. Potentially dilutive common stock options aggregating 129,998 shares and 158,478 shares for the three and six months ended March 31, 2011, respectively, have been excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive. There were no potentially dilutive restricted stock units for either the three or six months ended March 31, 2012 or the three or six months ended March 31, 2011. Potentially dilutive warrants aggregating 4,066 shares and 2,022 shares for the three and six months ended March 31, 2012, respectively, have been excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive.

Note 9 - Commitments and Contingencies

Prior to the acquisition of intellectual property disclosed in Note 2 to these condensed consolidated financial statements, the Company was obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $584,000 and $374,000, respectively, for the three months ended March 31, 2012 and 2011 and $1,095,000 and $713,000, respectively, for the six months ended March 31, 2012 and 2011. The Company is not obligated to pay any minimum amounts for royalties.  As a result of the acquisition of the intellectual property, the Company will no longer be required to pay royalties related to its Monarch Report Analytics platform, exclusive of one final payment representing the amount that would have been due for the 30 day period ended April 30, 2012 had the closing of the acquisition not previously occurred.

From time to time, the Company is subject to claims and may be party to actions that arise in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Note 10 - Segment Information

The Company has determined that it has only one reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and operating results.

The following table presents information about the Company’s revenue by product lines:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch Enterprise Server, Monarch RMS, Datawatch Dashboards, Monarch Report Manager on Demand and iMergence)	95%	92%	94%	91%

Business Service Management Solutions (including Visual QSM and Visual HD)	5%	8%	6%	9%

Total	100%	100%	100%	100%

The Company conducts operations in the U.S. and internationally. The following table presents information about the Company’s geographic operations:

			Intercompany
	Domestic	International	Eliminations	Total
	(In thousands)

Total Revenue
Three months ended March 31, 2012	$5,794	$962	$(209)	$6,547
Three months ended March 31, 2011	$3,676	$986	$(208)	$4,454

Six months ended March 31, 2012	$11,237	$2,012	$(431)	$12,818
Six months ended March 31, 2011	$6,994	$2,060	$(420)	$8,634

Total Operating Income (Loss)
Three months ended March 31, 2012	$541	$(236)	$—	$305
Three months ended March 31, 2011	$(414)	$(90)	$—	$(504)

Six months ended March 31, 2012	$1,200	$(263)	$—	$937
Six months ended March 31, 2011	$(299)	$12	$—	$(287)

Non-current Assets
At March 31, 2012	$9,940	$80	$—	$10,020
At September 30, 2011	$1,139	$68	$—	$1,207

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

The Company offers its enterprise products through perpetual licenses, term licenses and subscription pricing models. Subscriptions automatically renew unless terminated with 90 days notice following the first year of the subscription term. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The subscription renewal rate is the same as the initial subscription rate. During the three months ended March 31, 2012 and 2011, subscription revenues were approximately $87,000 and $77,000, respectively. During the six months ended March 31, 2012 and 2011, subscription revenues were approximately $154,000 and $151,000, respectively.

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

During the six months ended March 31, 2012, there were no significant changes in the Company’s critical accounting policies. See Note 1 to the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in its Annual Report on Form 10-K for the year ended September 30, 2011 for additional information about these critical accounting policies, as well as a description of the Company’s other significant accounting policies.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
REVENUE:
Software licenses	65%	57%	66%	54%
Maintenance	29%	34%	28%	35%
Professional services	6%	9%	6%	11%
Total revenue	100%	100%	100%	100%

COSTS AND EXPENSES:
Cost of software licenses	10%	13%	10%	13%
Cost of maintenance and services	10%	14%	11%	15%
Sales and marketing	46%	33%	45%	31%
Engineering and product development	11%	15%	10%	15%
General and administrative	18%	37%	17%	29%
Total costs and expenses	95%	112%	93%	103%
INCOME (LOSS) FROM OPERATIONS	5%	-12%	7%	-3%
Interest income and other income (expense), net	-2%	1%	-1%	1%
INCOME (LOSS) BEFORE INCOME TAXES	3%	-11%	6%	-2%
Provision for income taxes	1%	1%	0%	1%
NET INCOME (LOSS)	2%	-12%	6%	-3%

Three Months Ended March 31, 2012 Compared to
Three Months Ended March 31, 2011

Total Revenues

The following table presents total revenue, total revenue increase and percentage change in total revenue for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,			Percentage
	2012	2011	Increase	Change
	(In thousands)

Software licenses	$4,274	$2,552	$1,722	67%
Maintenance	1,861	1,505	356	24%
Professional services	412	397	15	4%

Total revenue	$6,547	$4,454	$2,093	47%

Software license revenue for the three months ended March 31, 2012 was $4,274,000 or approximately 65% of total revenue, as compared to $2,552,000, or approximately 57% of total revenue for the three months ended March 31, 2011. The increase in software license revenue of $1,722,000 for the three months ended March 31, 2012 consists of an $1,707,000 increase in Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch Enterprise Server, Monarch RMS, Datawatch Dashboards, Monarch Report Manager on Demand and iMergence products) and a $15,000 increase in Business Service Management Solutions (including Visual QSM and Visual HD products). The Company attributes the increase in software license revenue to its new product positioning and the investments the Company has made in its sales and marketing organization which has resulted in both increased desktop and enterprise license sales during the quarter. Additionally, included in software license revenue for the three months ended March 31, 2012 was an individual sale of the Company’s Monarch Report Manager on Demand product for approximately $727,000 to a significant customer. See additional details related to this sale in “Concentration of Credit Risks and Major Customers” included in Note 1 to the Company’s condensed consolidated financial statements. To the extent the Company has large contracts with individual customers going forward, this may cause variability in financial results from period to period.

Maintenance revenue for the three months ended March 31, 2012 was $1,861,000 or approximately 29% of total revenue, as compared to $1,505,000, or approximately 34% of total revenue for the three months ended March 31, 2011. The increase in maintenance revenue of $356,000 consists of a $369,000 increase in Report Analytics Solutions offset by a $13,000 decrease in Business Service Management Solutions. The increase in maintenance revenue is primarily attributable to increased maintenance on the Monarch product line.

Professional services revenue for the three months ended March 31, 2012 was $412,000 or approximately 6% of total revenue, as compared to $397,000, or approximately 9% of total revenue for the three months ended March 31, 2011. The increase in professional services revenue of $15,000 consists of a $28,000 increase in Report Analytics Solutions offset by a $13,000 decrease in Business Service Management Solutions.

Costs and Operating Expenses

The following table presents costs of sales and operating expenses, increase (decrease) in costs of sales and operating expenses and percentage changes in costs of sales and operating expenses for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands)

Cost of software licenses	$659	$587	$72	12%
Cost of maintenance and services	684	606	78	13%
Sales and marketing	2,996	1,479	1,517	103%
Engineering and product development	690	648	42	7%
General and administrative	1,213	1,638	(425)	-26%

Total costs and operating expenses	$6,242	$4,958	$1,284	26%

The increase in cost of software licenses of $72,000, or approximately 12%, is primarily due to an increase in royalty costs associated with higher sales of the Company’s Monarch product line offset by lower software amortization costs associated with previously acquired software. As a result of the acquisition of the intellectual property underlying its Monarch Report Analytics platform on March 30, 2012, the Company will cease charging royalty expense to cost of software licenses but will amortize the purchase price of the intellectual property to cost of software licenses. See additional information regarding the amortization of the intellectual property in Note 2 to the Company’s condensed consolidated financial statements.

The increase in cost of maintenance and services of $78,000, or approximately 13%, is primarily due to higher commissions due to increased sales and higher travel costs and other employee-related costs as compared to the same period last year.

The increase in sales and marketing expenses of $1,517,000, or approximately 103%, is due to increased promotional, lead generation and consulting costs as well as higher wages and employee-related costs attributable to increased headcount as compared to the same period last year. Additionally, sales and marketing expenses for the three months ended March 31, 2012 include a charge of approximately $126,000 related to converting a worldwide user conference into regional user conferences to attract more users.

The increase in engineering and product development expenses of $42,000, or approximately 7%, is primarily attributable to higher wages and other employee-related costs due to increased headcount offset by lower external consulting costs as compared to the same period last year.

The decrease in general and administrative expenses of $425,000, or 26%, is primarily attributable to $641,000 of severance costs incurred last year in connection with a restructuring by the Company to align its sales and marketing operations with the Company’s new business strategy. The decrease in severance costs is partially offset by increased professional services, legal and consulting costs as well as higher employee-related costs as compared to the same period last year.

Interest income and other income (expense), net includes primarily the following two components: interest income (expense); and gains (losses) on foreign currency transactions. Net interest expense for the three months ended March 31, 2012 was $3,000 as compared to net interest income of less than $1,000 for the three months ended March 31, 2011. Interest expense for the three months ended March 31, 2012 relates to accrued interest on both the Company’s subordinated note payable with MCRC and the revolving line of credit with SVB which were both entered into on March 30, 2012. Gain (loss) on foreign currency transactions for the three months ended March 31, 2012 was a loss of approximately $115,000 as compared to a gain of $33,000 for the three months ended March 31, 2011. The foreign currency loss for the three months ended March 31, 2012 was attributable to the settlement of intercompany account balances due to the dissolution of one of the Company’s foreign subsidiaries and the repatriation of international funds to the US required by the Company’s line of credit facility which was entered into on March 30, 2012. Additionally, the foreign currency gains (losses) recorded in the three months ended March 31, 2012 and 2011 were partially due to the repayment of intercompany loans between the Australian and UK subsidiaries.

Income tax expense for the three months ended March 31, 2012 was $27,000 as compared to $41,000 for the three months ended March 31, 2011. Income tax expense for the three months ended March 31, 2012 includes $15,000 related to estimated state taxes and $6,000 related to estimated federal alternative minimum taxes. Income tax expense for the three months ended March 31, 2011 includes $35,000 related to estimated state taxes and federal alternative minimum taxes. Income tax expense for both periods also includes a $6,000 provision for uncertain tax positions relative to foreign taxes. At March 31, 2012, the Company had U.S. federal tax loss carryforwards of approximately $6.6 million which expire at various dates through and until 2031 as well as significant state and foreign net operating loss carryforwards.

Net income for the three months ended March 31, 2012 was $160,000 as compared to net loss of $511,000 for the three months ended March 31, 2011.

Six months Ended March 31, 2012 Compared to
Six Months Ended March 31, 2011

Total Revenues

The following table presents total revenue, total revenue increase (decrease) and percentage change in total revenue for the six months ended March 31, 2012 and 2011:

	Six Months Ended
	March 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands)

Software licenses	$8,483	$4,662	$3,821	82%
Maintenance	3,577	3,042	535	18%
Professional services	758	930	(172)	-18%

Total revenue	$12,818	$8,634	$4,184	48%

Software license revenue for the six months ended March 31, 2012 was $8,483,000 or approximately 66% of total revenue, as compared to $4,662,000, or approximately 54% of total revenue for the six months ended March 31, 2011. The increase in software license revenue of $3,821,000 for the six months ended March 31, 2012 consists of an $3,799,000 increase in Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch Enterprise Server, Monarch RMS, Datawatch Dashboards, Monarch Report Manager on Demand and iMergence products) and a $22,000 increase in Business Service Management Solutions (including Visual QSM and Visual HD products). The Company attributes the increase in software license revenue to its new product positioning and the investments the Company has made in its sales and marketing organization which has resulted in both increased desktop and enterprise license sales as compared to last fiscal year. Additionally, included in software license revenue for the six months ended March 31, 2012 was an individual sale of the Company’s Monarch Report Manager on Demand product for approximately $1.1 million to a significant customer. See additional details related to this sale in “Concentration of Credit Risks and Major Customers” included in Note 1 to the Company’s condensed consolidated financial statements. To the extent the Company has large contracts with individual customers going forward, this may cause variability in financial results from period to period.

Maintenance revenue for the six months ended March 31, 2012 was $3,577,000 or approximately 28% of total revenue, as compared to $3,042,000, or approximately 35% of total revenue for the six months ended March 31, 2011. The increase in maintenance revenue of $535,000 consists of a $560,000 increase in Report Analytics Solutions offset by a $25,000 decrease in Business Service Management Solutions. The increase in maintenance revenue is primarily attributable to increased maintenance on the Monarch product line.

Professional services revenue for the six months ended March 31, 2012 was $758,000 or approximately 6% of total revenue, as compared to $930,000, or approximately 11% of total revenue for the six months ended March 31, 2011. The decrease in professional services revenue of $172,000 consists of a $150,000 decrease in Report Analytics Solutions and a $22,000 decrease in Business Service Management Solutions.

Costs and Operating Expenses

The following table presents costs of sales and operating expenses, increase (decrease) in costs of sales and operating expenses and percentage changes in costs of sales and operating expenses for the six months ended March 31, 2012 and 2011:

	Six Months Ended
	March 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands)

Cost of software licenses	$1,234	$1,131	$103	9%
Cost of maintenance and services	1,352	1,287	65	5%
Sales and marketing	5,797	2,705	3,092	114%
Engineering and product development	1,318	1,283	35	3%
General and administrative	2,180	2,515	(335)	-13%

Total costs and operating expenses	$11,881	$8,921	$2,960	33%

The increase in cost of software licenses of $103,000, or approximately 9%, is primarily due to higher royalty costs due to increased sales of the Company’s Monarch product line offset by lower software amortization costs associated with previously acquired software.

The increase in cost of maintenance and services of $65,000, or approximately 5%, is primarily due to higher commissions resulting from increased sales and higher travel and other employee-related costs as compared to the same period last year.

The increase in sales and marketing expenses of $3,092,000, or approximately 114%, is attributable to higher wages and employee-related costs due to increased headcount, higher commissions attributable to increased sales and higher marketing program-related costs as well as increased external consulting costs as compared to the same period last year.

The increase in engineering and product development expenses of $35,000, or approximately 3%, is primarily due to higher wages and other employee-related costs offset by lower consulting costs as compared to the same period last year.

The decrease in general and administrative expenses of $335,000, or approximately 13%, is primarily attributable to $641,000 of severance costs incurred last year in connection with a restructuring by the Company to align its sales and marketing operations with the Company’s new business strategy. The decrease in severance costs is partially offset by increased professional services, legal and consulting costs as well as higher employee-related costs as compared to the same period last year.

Interest income and other income (expense), net includes primarily the following two components: interest income (expense); and gains (losses) on foreign currency transactions. Net interest expense for the six months ended March 31, 2012 was approximately $1,000 as compared to net interest income of $2,000 for the six months ended March 31, 2011.  Included in net interest expense for the six months ended March 31, 2012 is $3,000 of accrued interest on both the Company’s subordinated note payable with MCRC and the revolving line of credit with SVB which were both entered into on March 30, 2012. Gain (loss) on foreign currency transactions for the six months ended March 31, 2012 was a loss of approximately $108,000 as compared to a gain of $55,000 for the six months ended March 31, 2011. The foreign currency loss for the six months ended March 31, 2012 was attributable to the settlement of intercompany account balances due to the dissolution of one of the Company’s foreign subsidiaries and the repatriation of international funds to the US required by the Company’s line of credit facility which was entered into on March 30, 2012. Additionally, the foreign currency gains (losses) recorded in both periods were partially due to the repayment of intercompany loans between the Australian and UK subsidiaries.

Income tax expense for the six months ended March 31, 2012 was $65,000 as compared to $52,000 for the six months ended March 31, 2011. Income tax expense for the six months ended March 31, 2012 includes $33,000 related to estimated state taxes and $19,000 related to estimated federal alternative minimum taxes. Income tax expense for the six months ended March 31, 2011 includes $30,000 related to estimated state taxes and $9,000 related to estimated federal alternative minimum taxes. Income tax expense for both periods also includes a $13,000 provision for uncertain tax positions relative to foreign taxes.

Net income for the six months ended March 31, 2012 was $763,000 as compared to net loss of $282,000 for the six months ended March 31, 2011.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire through 2016. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $109,000 and $83,000 for the three months ended March 31, 2012 and 2011, respectively, and $223,000 and $164,000 for the six months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the Company’s contractual obligations include minimum rental commitments under non-cancelable operating leases, long-term debt obligations and other liabilities related to uncertain tax positions as follows (in thousands):

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating Lease Obligations	$889	$309	$369	$211	$—

Long-term Debt Obligations	$4,000	$—	$867	$1,600	$1,533

Other Liabilities	$187	$—	$—	$—	$187

Prior to the acquisition of intellectual property disclosed in Note 2 to the Company’s condensed consolidated financial statements, the Company was obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $584,000 and $374,000, respectively, for the three months ended March 31, 2012 and 2011, and $1,095,000 and $713,000 for the six months ended March 31, 2012 and 2011, respectively. The Company is not obligated to pay any minimum amounts for royalties. As a result of the acquisition of the intellectual property, the Company will no longer be required to pay royalties related to its Monarch Report Analytics platform, exclusive of one final payment representing the amount that would have been due for the 30 day period ended April 30, 2012 had the closing of the acquisition not previously occurred.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes its exposure related to these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of March 31, 2012.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of March 31, 2012.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of March 31, 2012.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes its exposure related to these indemnification agreements is minimal. The Company has no liabilities recorded for these potential obligations as of March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At March 31, 2012, the Company had $7,058,000 of cash and equivalents, a decrease of $1,326,000 from September 30, 2011. This decrease is principally attributable to the acquisition of intellectual property totaling $8,541,000 offset by $4.0 million of borrowing under a subordinated note and $1.5 million borrowing on the Company’s revolving line of credit, all of which occurred on March 30, 2012.  For additional information, see Notes 2 and 4 to the Company’s condensed consolidated financial statements.

At March 31, 2012, the Company had working capital of approximately $2,226,000 as compared to working capital of $5,423,000 at September 30, 2011. The Company expects cash flows from operations to remain positive as it anticipates profitability in the future. However, if the Company’s cash flow from operations were to decline significantly, it may need to consider reductions to its operating expenses. The Company does not anticipate additional cash requirements to fund significant growth or the acquisition of additional complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that the Company will be able to issue additional equity or obtain a new credit facility at attractive prices or rates, or at all.

The Company had net income of approximately $763,000 for the six months ended March 31, 2012 as compared to a net loss of approximately $282,000 for the six months ended March 31, 2011. During the six months ended March 31, 2012 and 2011, approximately $1,587,000 and $681,000, respectively, of cash was provided by the Company’s operations. During the six months ended March 31, 2012, the main source of cash from operations was net income adjusted for share-based compensation expense as well as increases in accounts payable, accrued expenses and other liabilities and deferred revenue.

Net cash used in investing activities for the six months ended March 31, 2012 of $8,680,000 is primarily related to the acquisition of intellectual property from Math Strategies as well as the purchase of property and equipment and capitalized software development costs. The intellectual property was acquired pursuant to an Option Purchase Agreement with Math Strategies which gave the Company the option to purchase the intellectual property rights for a formula price based on a multiple of the aggregate royalties paid to Math Strategies by the Company for the four fiscal quarters preceding the exercise of the option.

Net cash provided by financing activities for the six months ended March 31, 2012 of $5,667,000 is primarily related to cash received from the issuance of a $4.0 million long-term subordinated note and the borrowing of $1.5 million under a $2.0 million revolving credit facility as well as cash received from the exercise of stock options.

On March 30, 2012, the Company entered into a Note and Warrant Purchase Agreement with a private investment company. The terms of the Note and Warrant Purchase Agreement include a $4.0 million subordinated note and warrants for 185,000 shares of the Company’s common stock.  The subordinated note has a maturity date of February 28, 2019, with interest due monthly on the unpaid principal amount of the note at the rate of 10% per annum in arrears. Additionally, beginning on March 31, 2014 and on the last day of each month thereafter until the maturity date, the Company will make principal payments totaling $66,667. The Company is required under this agreement to maintain certain interest coverage and leverage ratios.

On March 30, 2012, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with a bank which established a $2.0 million revolving line of credit facility and borrowed $1.5 million under the Loan Agreement on that date. The Loan Agreement terminates on March 29, 2014. On that date, the principal amount of all advances under the revolving line and all unpaid interest thereon will become due and payable. The principal amount outstanding under the revolving line accrues interest at a floating rate per annum equal to 1.5% above the prime rate, with the prime rate having a floor of 3.25%. The Company can borrow under the revolving line of credit based on a formula percentage of its accounts receivable balance. Additionally, the Loan Agreement requires that the Company maintain certain net asset and net income ratios. The Company’s obligations under the line of credit facility are secured by substantially all of the Company’s assets other than intellectual property.

Management believes that the Company’s current operations have not been materially impacted by the effects of inflation.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At March 31, 2012, the Company did not participate in or hold any derivative financial instruments or commodity instruments. The Company holds no investment securities that possess significant market risk.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The principal executive officer and principal financial officer, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a−15(e) and 15d−15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

 (b) Changes in Internal Controls.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2012.

DATAWATCH CORPORATION

/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Murray P. Fish
Murray P. Fish
Chief Financial Officer
(Principal Financial Officer)