Form 10-Q
period 2012-06-30
DATAWATCH CORP
filed 2012-08-14
CIK 792130

Here y

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of August 8, 2012 was 6,337,222.

DATAWATCH CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2012

TABLE OF CONTENTS

  Page #

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

a)	Condensed Consolidated Balance Sheets:
	June 30, 2012 and September 30, 2011	3

b)	Condensed Consolidated Statements of Operations:
	Three and Nine Months Ended June 30, 2012 and 2011	4

c)	Condensed Consolidated Statements of Cash Flows:
	Nine Months Ended June 30, 2012 and 2011	5

d)	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 6.	Exhibits	27

SIGNATURES		28

CERTIFICATIONS		29

PART I. FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30,	September 30,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and equivalents	$7,836	$8,384
Accounts receivable, less allowances for doubtful accounts and sales	4,934	2,966
returns of $174 and $148, respectively
Inventories	51	49
Prepaid expenses	477	528
Total current assets	13,298	11,927

Property and equipment, net	288	270
Acquired intellectual property, net	8,176	—
Other intangible assets, net	853	878
Other long-term assets	299	59
Total assets	$22,914	$13,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$1,500	$—
Accounts payable	698	879
Accrued expenses	2,295	1,802
Deferred revenue	5,352	3,823
Total current liabilities	9,845	6,504

LONG-TERM LIABILITIES:
Note payable, net of unamortized debt discount of $1,056	2,944	—
Deferred revenue	280	113
Other liabilities	194	175
Total long-term liabilities	3,418	288

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 20,000,000 shares authorized;	63	62
issued, 6,334,511 shares and 6,175,978 shares, respectively;
outstanding, 6,320,265 shares and 6,161,732 shares, respectively
Additional paid-in capital	26,365	24,476
Accumulated deficit	(15,547)	(16,858)
Accumulated other comprehensive loss	(1,090)	(1,198)
	9,791	6,482
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	9,651	6,342

Total liabilities and shareholders' equity	$22,914	$13,134

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
REVENUE:
Software licenses	$4,699	$2,400	$13,182	$7,063
Maintenance	2,106	1,527	5,683	4,569
Professional services	368	486	1,126	1,415
Total revenue	7,173	4,413	19,991	13,047

COSTS AND EXPENSES:
Cost of software licenses	509	530	1,743	1,661
Cost of maintenance and services	668	655	2,019	1,941
Sales and marketing	3,244	1,513	9,041	4,219
Engineering and product development	730	600	2,048	1,883
General and administrative	1,289	921	3,469	3,436
Total costs and expenses	6,440	4,219	18,320	13,140

INCOME (LOSS) FROM OPERATIONS	733	194	1,671	(93)

Interest (expense) income and other income, net	(176)	1	(285)	58

INCOME (LOSS) BEFORE INCOME TAXES	557	195	1,386	(35)
Provision (benefit) for income taxes	9	(18)	75	34

NET INCOME (LOSS)	$548	$213	$1,311	$(69)

Net income (loss) per share—Basic	$0.09	$0.04	$0.21	$(0.01)

Net income (loss) per share—Diluted	$0.08	$0.03	$0.20	$(0.01)

Weighted-Average Shares Outstanding—Basic	6,288	6,077	6,224	5,999

Weighted-Average Shares Outstanding—Diluted	6,775	6,278	6,653	5,999

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 (In thousands)

	Nine Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,311	$(69)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	698	653
Provision for doubtful accounts and sales returns	26	9
Loss on disposition of fixed assets	1	—
Share-based compensation	560	145
Amortization of debt discount	40	—
Changes in operating assets and liabilities:
Accounts receivable	(1,995)	(455)
Inventories	(2)	(17)
Prepaid expenses and other assets	(185)	(124)
Accounts payable, accrued expenses and other liabilities	333	378
Deferred revenue	1,705	433
Cash provided by operating activities	2,492	953

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures	(117)	(72)
Proceeds from sale of equipment	1	—
Purchase of intellectual property	(8,616)	—
Capitalized software development costs	(54)	—
Decrease in restricted cash	—	18
Increase in other assets	(4)	(32)
Cash used in investing activities	(8,790)	(86)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	235	388
Advances on line of credit	1,500	—
Proceeds from issuance of long-term debt	4,000	—
Debt issuance costs	(80)	—
Cash provided by financing activities	5,655	388

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	95	(46)

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(548)	1,209
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	8,384	7,053
CASH AND EQUIVALENTS, END OF PERIOD	$7,836	$8,262

SUPPLEMENTAL INFORMATION:
Income taxes paid	$51	$32

Interest paid	$120	$—

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

In the opinion of management, the accompanying condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 30, 2011, and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation with no impact on net income or earnings per share.

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

The Company licenses its software products directly to end-users, through value added resellers and through distributors. Sales to distributors and resellers accounted for approximately 34% and 44%, respectively, of total sales for the three months ended June 30, 2012 and 2011, and 31% and 42%, respectively, of total sales for the nine months ended June 30, 2012 and 2011. Revenue from the sale of all software products (when separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collectability is reasonably assured, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is customarily defined. The Company’s software products can be installed and used by customers on their own with little or no configuration required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses, and the license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations by the Company.

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

The Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s share-based awards are accounted for as equity instruments and there have been no liability awards granted. See additional share-based compensation disclosure in Note 6 to the Company’s condensed consolidated financial statements.

Concentration of Credit Risks and Major Customers

The Company licenses its products and services to U.S. and non-U.S. distributors and other software resellers, as well as to end users, under customary credit terms. Two customers, Ingram Micro, Inc. and Lifeboat Distribution, individually accounted for the following percentages of total revenue and accounts receivable for the periods indicated:

	Percentage of total		Percentage of total
	revenue for the three		revenue for the nine		Percentage of total
	months ended		months ended		accounts receivable at
	June 30,		June 30,		June 30,	September 30,
	2012	2011	2012	2011	2012	2011

Ingram Micro, Inc.	1%	11%	4%	14%	—	14%

Lifeboat Distribution	22%	21%	13%	16%	29%	18%

The Company licenses to Lifeboat Distribution under a distribution agreement which automatically renews for successive one-year terms unless terminated. On December 6, 2011, the Company exercised a 90 day notice provision under a distribution agreement with Ingram Micro, Inc. to terminate its relationship with that distributor. The termination was effective March 6, 2012. Effective March 7, 2012, Lifeboat Distribution became the sole North American distributor for the Company’s Monarch Report Analytics platform. In addition to the customers listed above, one additional customer, United Health Group, individually accounted for approximately 9% of total revenue for the nine months ended June 30, 2012, which included 7% of sales directly to United Health Group and 2% of sales to United Health Group through a reseller. Additionally, one other customer, E&Y Global Services Limited, individually accounted for approximately 13% of total accounts receivable at June 30, 2012. Other than these customers, no other customer constitutes a significant portion (more than 10%) of revenues or accounts receivable for the periods presented. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns based on management’s review of receivables, inventory held at distributors and historical trends.

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to engineering and product development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life of the product (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 18 to 24 months. The net amount of capitalized software development costs was approximately $39,000 and $14,000 at June 30, 2012 and September 30, 2011, respectively. During the nine months ended June 30, 2012, the Company capitalized approximately $54,000 of software development costs related to products developed in fiscal year 2012. The Company did not capitalize any software development costs during the nine months ended June 30, 2011.

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

The following table represents information about the Company’s cash equivalents measured at fair value on a recurring basis at June 30, 2012 (in thousands):

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Balance at June 30, 2012
Money market funds	$2,234	$2,234	$—	$—

Balance at September 30, 2011
Money market funds	$2,233	$2,233	$—	$—

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. This standard also expands the disclosure requirements particularly for level 3 fair value measurements. This standard is effective on a prospective basis for reporting periods beginning on or after December 15, 2011. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

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

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 supersedes certain paragraphs in ASU 2011-05 which pertain to how, when and where reclassification adjustments out of accumulated other comprehensive income are presented. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating what impact, if any, this standard will have on its condensed consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is not more likely than not that indefinite-lived intangible assets are impaired before calculating the fair value of the assets. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The Company does not expect the adoption of this standard to have a material effect on the Company's financial position, results of operations or cash flows.

Note 2 – Acquisition of Intellectual Property

On March 30, 2012, the Company acquired the intellectual property which consisted primarily of the source code underlying its Monarch Report Analytics platform pursuant to an Option Purchase Agreement dated as of April 29, 2004 by and among the Company, Personics Corporation, Raymond J. Huger and Math Strategies, as amended (the “Option Agreement”). Under the formula contained in the Option Agreement, the purchase price paid for the intellectual property assets was $8,541,000 which was calculated based on a multiple of the aggregate royalties paid to Math Strategies by the Company for the four fiscal quarters preceding the exercise of the option. Additionally, the Company capitalized approximately $75,000 in closing costs and adjustments pursuant to a Supplemental Agreement dated March 30, 2012 between the Company and Raymond J. Huger. The intellectual property assets will be amortized to cost of software licenses using the straight-line method over the estimated life of the asset, which is five years. Amortization expense related to the intellectual property assets for the three and nine months ended June 30, 2012 was $431,000 and $440,000, respectively. The estimated future amortization expense related to the intellectual property is as follows (in thousands):

Fiscal Years Ended September 30,

Remainder of fiscal 2012	$431
2013	1,723
2014	1,723
2015	1,723
2016	1,723
2017	853

Total estimated future amortization expense	$8,176

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

Note 3 – Other Intangible Assets, Net

Other intangible assets, net, were comprised of the following as of June 30, 2012 and September 30, 2011:

		June 30, 2012			September 30, 2011
	Weighted
	Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identified Intangible Asset	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)

Capitalized software	2	$2,716	$2,677	$39	$2,662	$2,648	$14
Patents	20	160	63	97	160	57	103
Customer lists	10	1,790	1,153	637	1,790	1,029	761
Loan acquisition costs	4	88	8	80	—	—	—

Total		$4,754	$3,901	$853	$4,612	$3,734	$878

For the three months ended June 30, 2012 and 2011, amortization expense related to intangible assets was $52,000 and $108,000, respectively. For the nine months ended June 30, 2012 and 2011, amortization expense related to intangible assets was $167,000 and $492,000, respectively.

The estimated future amortization expense related to amortizing intangible assets as of June 30, 2012 is as follows (in thousands):

Fiscal Years Ended September 30,

Remainder of fiscal 2012	$60
2013	235
2014	193
2015	179
2016	110
2017	13
Thereafter	63

Total estimated future amortization expense	$853

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

Future principal payments related to the subordinated note are as follows (in thousands):

Fiscal Years Ended September 30,

Remainder of fiscal 2012	$—
2013	—
2014	467
2015	800
2016	800
2017	800
Thereafter	1,133

Total future principal payments	$4,000

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

The Company accounted for the borrowing under the Note and Warrant Purchase Agreement in accordance with the guidance prescribed in the Financial Accounting Standards Board Accounting Standard Codification Topic 470-20, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“ASC 470-20”). In accordance with ASC 470-20, the value of the stock purchase warrants is considered an Original Issue Discount (“OID”) which is required to be amortized over the life of the note as interest expense with a corresponding credit to notes payable.  The fair value of the warrants on March 30, 2012, as determined under the Accounting Standard Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) was approximately $1.1 million which is included in Additional Paid in Capital in the Company’s condensed consolidated balance sheets at June 30, 2012. The unamortized debt discount at June 30, 2012 was $1,056,000 which will be amortized to interest expense over the life of the subordinated note which is seven years. During the three and nine months ended June 30, 2012, interest expense related to the warrants was approximately $39,000 and $40,000, respectively.

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

Note 5 – Income Taxes

During the three and nine months ended June 30, 2012, the Company recorded $9,000 and $75,000, respectively, related to estimated federal alternative minimum taxes, estimated state taxes and uncertain tax positions relative to foreign taxes. During the three months ended June 30, 2011, the Company recorded $18,000 in income tax benefits primarily related to estimated state tax adjustments. During the nine months ended June 30, 2011, the Company recorded $34,000 related to estimated state taxes, estimated federal alternative minimum taxes and uncertain tax positions relative to foreign taxes.

Deferred Tax Assets

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through and until 2031. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. Management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets at June 30, 2012 and September 30, 2011.

Provision for Uncertain Tax Positions

At September 30, 2011, the Company had a $175,000 tax liability related to tax exposures that could result in cash payments, of which approximately $6,000 and $19,000, respectively, were recorded during the three and nine months ended June 30, 2011. The Company increased its tax liability by $6,000 during each of the three month periods ended December 31, 2011, March 31, 2012 and June 30, 2012. During the three and nine months ended June 30, 2012, the Company released a portion of its reserve for uncertain tax positions and recorded a benefit of $2,000 and $7,000, respectively. The Company does not expect its tax liability to change significantly during the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its consolidated statements of operations. To date, the Company has not accrued any amounts for interest and penalties associated with this liability as such amounts have been de minimis.

The Company’s unrecognized tax benefits (before consideration of any valuation allowance) represent differences between tax positions taken by the Company in its various consolidated and separate worldwide tax returns and the benefits recognized and measured for uncertain tax positions. This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The change in the unrecognized tax benefits during the nine months ended June 30, 2012 was as follows (in thousands):

Balance at October 1, 2011	$850
Additions for prior year tax positions	12
Balance at June 30, 2012	$862

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such jurisdictions as the United Kingdom, Germany, Australia, Singapore and the United States, and as a result, files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The fiscal years ended September 30, 2008 through September 30, 2010 are generally still open to examination in the jurisdictions listed above.

Note 6 – Shareholders’ Equity

Share-based compensation expense for the three months ended June 30, 2012 and 2011 was $227,000 and $81,000, respectively, and $560,000 and $145,000 for the nine months ended June 30, 2012 and 2011, respectively, as included in the following expense categories:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
		(In thousands)

Sales and marketing	$118	$34	$317	$45
Engineering and product development	20	3	29	6
General and administrative	89	44	214	94
	$227	$81	$560	$145

The Company’s stock compensation plans provide for the granting of restricted stock units and either incentive or non-qualified stock options to employees and non-employee directors. Options and restricted stock units are subject to terms and conditions determined by the Compensation and Stock Committee of the Board of Directors. Options generally vest over a three year period beginning three months from the date of grant and expire either seven or ten years from the date of grant. Restricted stock units generally vest annually over a three year period. Through April 25, 2011, restricted stock units and stock options were granted under the 2006 Equity Compensation and Incentive Plan and thereafter under the 2011 Equity Compensation and Incentive Plan.

Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options on the date of grant. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate and dividend yield. No options were granted under the stock option plans for the three or nine months ended June 30, 2012. The weighted-average fair value of options granted under the stock option plans for the three and nine months ended June 30, 2011 was $2.89 and $2.16, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2012 and 2011 was approximately $61,000 and $538,000, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2012 and 2011 was approximately $670,000 and $663,000, respectively. Total cash received from option exercises during the three and nine months ended June 30, 2012 was $9,000 and $235,000, respectively. As of June 30, 2012, there was $280,000 of total unrecognized compensation cost related to non-vested stock option arrangements, which is expected to be recognized over a weighted-average period of 1.83 years.

Many of the assumptions used in the determination of compensation expense are judgmental and highly volatile. The table below indicates the key assumptions used in the option valuation calculations for options granted in the nine months ended June 30, 2011:

2011
Expected life	5 years
Expected volatility	66.26 – 67.32%
Weighted-average volatility	66.56%
Risk free interest rate	1.49 – 2.38%
Dividend yield	0.0%

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

The following table summarizes information about the Company’s stock option plans for the nine months ended June 30, 2012:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value $(000)

Outstanding, October 1, 2011	459,662	$3.46

Granted	–	–
Canceled	(1,000)	2.68
Exercised	(92,705)	2.54
Outstanding, June 30, 2012	365,957	$3.70	4.38	$3,368

Vested or expected to vest, June 30, 2012	352,339	$3.69	4.33	$3,246

Exercisable, June 30, 2012	229,777	$3.56	3.62	$2,145

Restricted Stock Units

The Company periodically grants awards of restricted stock units (“RSU”) to each of its non-employee directors and some of its management team and employees on a discretionary basis pursuant to its stock compensation plans. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at June 30, 2012 was 401,414. Each RSU vests at the rate of 33.33% on each of the first through third anniversaries of the grant date with final vesting of the most recent grants scheduled to occur in June 2015. Included in the total number of RSUs unvested at June 30, 2012 are 209,171 RSUs which are subject to a further vesting condition that the Company’s common stock must trade at a price greater than $10 per share on a national securities exchange for a period of twenty consecutive days on or prior to the fifth anniversary of the grant date, 136,400 RSUs with the same $10 per share market price vesting condition on or prior to the fourth anniversary of the grant date and 20,500 RSUs with a $17.50 per share market price vesting condition on or prior to the fourth anniversary of the grant date. The Company’s common stock satisfied the $10 per share market price vesting condition in the quarters ended March 31, 2012 and June 30, 2012. For such RSUs, the Company performed fair value analysis using the Monte Carlo option-pricing model. The fair value related to the RSUs was calculated based primarily on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to sales and marketing, engineering and product development and general and administrative expense. The fair values of the RSUs granted in the nine months ended June 30, 2012 and 2011, respectively, were approximately $1,198,0000 (or $6.77 weighted-average fair value per share) and $662,000 (or $3.88 weighted-average fair value per share). The Company recorded compensation expense related to RSUs of approximately $185,000 and $43,000 for the three months ended June 30, 2012 and 2011, respectively, and $431,000 and $72,000 for the nine months ended June 30, 2012 and 2011, respectively. These amounts are included in the total share-based compensation expense disclosed above. As of June 30, 2012, there was approximately $2.2 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.4 years.

The following table presents RSU information for the nine months ended June 30, 2012:

Number of
RSUs
Outstanding

Outstanding, October 1, 2011	294,344
Granted	176,900
Canceled	(4,002)
Vested	(65,828)
Outstanding, June 30, 2012	401,414

Note 7 - Comprehensive Income (Loss)

The following table sets forth the reconciliation of net income (loss) to comprehensive income (loss):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
		(In thousands)

Net income (loss)	$548	$213	$1,311	$(69)
Other comprehensive income (loss):
Foreign currency translation adjustments	18	(2)	108	(54)

Comprehensive income (loss)	$566	$211	$1,419	$(123)

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

There were no potentially dilutive common stock options for the three or nine months ended June 30, 2012. Potentially dilutive common stock options aggregating 12,473 shares and 141,826 shares for the three and nine months ended June 30, 2011, respectively, have been excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive. Potentially dilutive restricted stock units aggregating 25,599 shares and 2,335 shares for the three months ended June 30, 2012 and 2011, respectively, and 9,560 shares and 29,588 shares for the nine months ended June 30, 2012 and 2011, respectively, have been excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive. There were no potentially dilutive warrants for the three months ended June 30, 2012. Potentially dilutive warrants aggregating 62,792 shares for the nine months ended June 30, 2012 have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive.

Note 9 - Commitments and Contingencies

Prior to the acquisition of intellectual property disclosed in Note 2 to these condensed consolidated financial statements, the Company was obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $21,000 and $413,000, for the three months ended June 30, 2012 and 2011, respectively, and $1,116,000 and $1,126,000, for the nine months ended June 30, 2012 and 2011, respectively. The Company is not obligated to pay any minimum amounts for royalties.  As a result of the acquisition of the intellectual property, the Company is no longer required to pay royalties related to its Monarch Report Analytics platform, exclusive of one final payment representing the amount that would have been due for the 30 day period ended April 30, 2012 had the closing of the acquisition not previously occurred. The final royalty payment related to the Monarch Report Analytics platform was made in July 2012.

From time to time, the Company is subject to claims and may be party to actions that arise in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company’s condensed consolidated financial condition or results of operations.

Note 10 - Segment Information

The Company has determined that it has only one reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and operating results.

The following table presents information about the Company’s revenue by product lines:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch Enterprise Server, Monarch RMS, Datawatch Dashboards, Monarch Report Manager on Demand and iMergence)	96%	91%	95%	91%
Business Service Management Solutions (including Visual QSM and Visual HD)	4%	9%	5%	9%

Total	100%	100%	100%	100%

The Company conducts operations in the U.S. and internationally. The following table presents information about the Company’s geographic operations:

			Intercompany
	Domestic	International	Eliminations	Total
	(In thousands)

Total Revenue
Three months ended June 30, 2012	$6,491	$869	$(187)	$7,173
Three months ended June 30, 2011	$3,542	$1,060	$(189)	$4,413

Nine months ended June 30, 2012	$17,728	$2,881	$(618)	$19,991
Nine months ended June 30, 2011	$10,536	$3,120	$(609)	$13,047

Total Operating Income (Loss)
Three months ended June 30, 2012	$1,030	$(297)	$—	$733
Three months ended June 30, 2011	$216	$(22)	$—	$194

Nine months ended June 30, 2012	$2,231	$(560)	$—	$1,671
Nine months ended June 30, 2011	$(84)	$(9)	$—	$(93)

Non-current Assets
At June 30, 2012	$9,543	$73	$—	$9,616
At September 30, 2011	$1,139	$68	$—	$1,207

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

The Company offers its enterprise products through perpetual licenses, term licenses and subscription pricing models. Subscriptions automatically renew unless terminated with 90 days notice following the first year of the subscription term. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The subscription renewal rate is the same as the initial subscription rate. During the three months ended June 30, 2012 and 2011, subscription revenues were approximately $75,000 and $78,000, respectively. During the nine months ended June 30, 2012 and 2011, subscription revenues were approximately $229,000 and $228,000, respectively.

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

During the nine months ended June 30, 2012, there were no significant changes in the Company’s critical accounting policies. See Note 1 to the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in its Annual Report on Form 10-K for the year ended September 30, 2011 for additional information about these critical accounting policies, as well as a description of the Company’s other significant accounting policies.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUE:
Software licenses	66%	54%	66%	54%
Maintenance	29%	35%	28%	35%
Professional services	5%	11%	6%	11%
Total revenue	100%	100%	100%	100%

COSTS AND EXPENSES:
Cost of software licenses	7%	12%	9%	13%
Cost of maintenance and services	10%	15%	10%	15%
Sales and marketing	45%	34%	45%	33%
Engineering and product development	10%	14%	10%	14%
General and administrative	18%	21%	18%	26%
Total costs and expenses	90%	96%	92%	101%
INCOME (LOSS) FROM OPERATIONS	10%	4%	8%	-1%
Interest (expense) income and other income, net	-2%	0%	-1%	0%
INCOME (LOSS) BEFORE INCOME TAXES	8%	4%	7%	-1%
Provision (benefit) for income taxes	0%	-1%	0%	0%
NET INCOME (LOSS)	8%	5%	7%	-1%

Three Months Ended June 30, 2012 Compared to
Three Months Ended June 30, 2011

Total Revenues

The following table presents total revenue, total revenue increase (decrease) and percentage change in total revenue for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
		(In thousands)

Software licenses	$4,699	$2,400	$2,299	96%
Maintenance	2,106	1,527	579	38%
Professional services	368	486	(118)	-24%

Total revenue	$7,173	$4,413	$2,760	63%

Software license revenue for the three months ended June 30, 2012 was $4,699,000 or approximately 66% of total revenue, as compared to $2,400,000, or approximately 54% of total revenue for the three months ended June 30, 2011. The increase in software license revenue of $2,299,000 for the three months ended June 30, 2012 consists of an $2,314,000 increase in Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch Enterprise Server, Monarch RMS, Datawatch Dashboards, Monarch Report Manager on Demand and iMergence products) and a $15,000 decrease in Business Service Management Solutions (including Visual QSM and Visual HD products). The Company attributes the increase in software license revenue to its new product positioning and the investments the Company has made in its sales and marketing organization which has resulted in both increased desktop and enterprise license sales during the quarter.

Maintenance revenue for the three months ended June 30, 2012 was $2,106,000 or approximately 29% of total revenue, as compared to $1,527,000, or approximately 35% of total revenue for the three months ended June 30, 2011. The increase in maintenance revenue of $579,000 consists of a $616,000 increase in Report Analytics Solutions offset by a $37,000 decrease in Business Service Management Solutions. The overall increase in maintenance revenue is primarily attributable to increased maintenance on the Monarch product line.

Professional services revenue for the three months ended June 30, 2012 was $368,000 or approximately 5% of total revenue, as compared to $486,000, or approximately 11% of total revenue for the three months ended June 30, 2011. The decrease in professional services revenue of $118,000 consists of a $79,000 decrease in Business Service Management Solutions and a $39,000 decrease in Report Analytics Solutions.

Costs and Operating Expenses

The following table presents costs of sales and operating expenses, increase (decrease) in costs of sales and operating expenses and percentage changes in costs of sales and operating expenses for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands)

Cost of software licenses	$509	$530	$(21)	-4%
Cost of maintenance and services	668	655	13	2%
Sales and marketing	3,244	1,513	1,731	114%
Engineering and product development	730	600	130	22%
General and administrative	1,289	921	368	40%

Total costs and operating expenses	$6,440	$4,219	$2,221	53%

The decrease in cost of software licenses of $21,000, or approximately 4%, is primarily due to lower software amortization costs associated with previously capitalized software and a reduction of royalty costs attributable to the acquisition of intellectual property underlying the Company’s Monarch Report Analytics platform on March 30, 2012. As a result of this acquisition, the Company is no longer charging royalty expense to cost of software licenses but is amortizing the purchase price of the intellectual property to cost of software licenses. See additional information regarding the amortization of the intellectual property in Note 2 to the Company’s condensed consolidated financial statements.

The increase in cost of maintenance and services of $13,000, or approximately 2%, is primarily due to higher wages and employee-related costs as compared to the same period last year.

The increase in sales and marketing expenses of $1,731,000, or approximately 114%, is due to increased promotional, lead generation and consulting costs as well as higher wages, commissions and other employee-related costs attributable to increased headcount as compared to the same period last year.

The increase in engineering and product development expenses of $130,000, or approximately 22%, is primarily attributable to higher wages and other employee-related costs due to increased headcount offset by lower external consulting costs as compared to the same period last year.

The increase in general and administrative expenses of $368,000, or 40%, is primarily attributable to higher severance costs, stock compensation and other employee-related costs as well as an increase in consulting costs as compared to the same period last year.

Interest (expense) income and other income, net includes primarily the following two components: interest income (expense); and gains (losses) on foreign currency transactions. Interest expense for the three months ended June 30, 2012 was $165,000 which relates to interest charged pursuant to the Company’s subordinated note payable with MCRC and its revolving line of credit with SVB which were both entered into on March 30, 2012. There was no interest expense during the three months ended June 30, 2011. Gain (loss) on foreign currency transactions for the three months ended June 30, 2012 was a loss of approximately $11,000 as compared to a gain of $1,000 for the three months ended June 30, 2011.

Income tax expense for the three months ended June 30, 2012 was $9,000 as compared to an income tax benefit of $18,000 for the three months ended June 30, 2011. Income tax expense for the three months ended June 30, 2012 includes $10,000 related to estimated federal alternative minimum taxes, offset by $7,000 in estimated state tax adjustments. Income tax benefit for the three months ended June 30, 2011 is primarily attributable to estimated state tax adjustments. Additionally, income tax expense for both periods includes a $6,000 provision for uncertain tax positions relative to foreign taxes. At June 30, 2012, the Company had U.S. federal tax loss carryforwards of approximately $5.8 million which expire at various dates through and until 2031 as well as significant state and foreign net operating loss carryforwards.

Net income for the three months ended June 30, 2012 was $548,000 as compared to net income of $213,000 for the three months ended June 30, 2011.

Nine months Ended June 30, 2012 Compared to
Nine months Ended June 30, 2011

Total Revenues

The following table presents total revenue, total revenue increase (decrease) and percentage change in total revenue for the nine months ended June 30, 2012 and 2011:

	Nine Months Ended
	June 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
		(In thousands)

Software licenses	$13,182	$7,063	$6,119	87%
Maintenance	5,683	4,569	1,114	24%
Professional services	1,126	1,415	(289)	-20%

Total revenue	$19,991	$13,047	$6,944	53%

Software license revenue for the nine months ended June 30, 2012 was $13,182,000 or approximately 66% of total revenue, as compared to $7,063,000, or approximately 54% of total revenue for the nine months ended June 30, 2011. The increase in software license revenue of $6,119,000 for the nine months ended June 30, 2012 consists of an $6,113,000 increase in Report Analytics Solutions (including Monarch, Monarch Data Pump, Monarch Enterprise Server, Monarch RMS, Datawatch Dashboards, Monarch Report Manager on Demand and iMergence products) and a $6,000 increase in Business Service Management Solutions (including Visual QSM and Visual HD products). The Company attributes the increase in software license revenue to its new product positioning and the investments the Company has made in its sales and marketing organization which has resulted in both increased desktop and enterprise license sales as compared to last fiscal year.

Maintenance revenue for the nine months ended June 30, 2012 was $5,683,000 or approximately 28% of total revenue, as compared to $4,569,000, or approximately 35% of total revenue for the nine months ended June 30, 2011. The increase in maintenance revenue of $1,114,000 consists of a $1,176,000 increase in Report Analytics Solutions offset by a $62,000 decrease in Business Service Management Solutions. The increase in maintenance revenue is primarily attributable to increased maintenance on the Monarch product line.

Professional services revenue for the nine months ended June 30, 2012 was $1,126,000 or approximately 6% of total revenue, as compared to $1,415,000, or approximately 11% of total revenue for the nine months ended June 30, 2011. The decrease in professional services revenue of $289,000 consists of a $189,000 decrease in Report Analytics Solutions and a $100,000 decrease in Business Service Management Solutions.

Costs and Operating Expenses

The following table presents costs of sales and operating expenses, increase in costs of sales and operating expenses and percentage changes in costs of sales and operating expenses for the nine months ended June 30, 2012 and 2011:

	Nine Months Ended
	June 30,			Percentage
	2012	2011	Increase	Change
	(In thousands)

Cost of software licenses	$1,743	$1,661	$82	5%
Cost of maintenance and services	2,019	1,941	78	4%
Sales and marketing	9,041	4,219	4,822	114%
Engineering and product development	2,048	1,883	165	9%
General and administrative	3,469	3,436	33	1%

Total costs and operating expenses	$18,320	$13,140	$5,180	39%

The increase in cost of software licenses of $82,000, or approximately 5%, is primarily due to amortization costs related to the Company’s acquisition of intellectual property underlying its Monarch Report Analytics platform on March 30, 2012 offset by lower software amortization costs associated with previously capitalized software.

The increase in cost of maintenance and services of $78,000, or approximately 4%, is primarily due to higher commissions resulting from increased sales and other employee-related costs as compared to the same period last year.

The increase in sales and marketing expenses of $4,822,000, or approximately 114%, is attributable to higher wages and employee-related costs due to increased headcount, higher commissions attributable to increased sales and higher marketing program-related costs as well as increased external consulting costs as compared to the same period last year.

The increase in engineering and product development expenses of $165,000, or approximately 9%, is primarily due to higher wages and other employee-related costs offset by lower consulting costs as compared to the same period last year.

The increase in general and administrative expenses of $33,000, or approximately 1%, is primarily attributable to higher professional services, legal and consulting costs and employee-related costs which were partially offset by $641,000 of severance costs incurred last year in connection with a restructuring by the Company to align its sales and marketing operations with the Company’s new business strategy.

Interest (expense) income and other income, net includes primarily the following two components: interest income (expense); and gains (losses) on foreign currency transactions. Net interest expense for the nine months ended June 30, 2012 was approximately $166,000 as compared to net interest income of $2,000 for the nine months ended June 30, 2011.  Interest expense for the nine months ended June 30, 2012 was $169,000 which relates to interest charged pursuant to the Company’s subordinated note payable with MCRC and its revolving line of credit with SVB which were both entered into on March 30, 2012. Gain (loss) on foreign currency transactions for the nine months ended June 30, 2012 was a loss of approximately $118,000 as compared to a gain of $55,000 for the nine months ended June 30, 2011. The foreign currency loss for the nine months ended June 30, 2012 was attributable to the settlement of intercompany account balances due to the dissolution of one of the Company’s foreign subsidiaries and the repatriation of international funds to the US required by the Company’s line of credit facility which was entered into on March 30, 2012. Additionally, the foreign currency gains (losses) recorded in both periods were partially due to the repayment of intercompany loans between the Australian and UK subsidiaries.

Income tax expense for the nine months ended June 30, 2012 was $75,000 as compared to $34,000 for the nine months ended June 30, 2011. Income tax expense for the nine months ended June 30, 2012 includes $30,000 related to estimated federal alternative minimum taxes and $26,000 related to estimated state taxes. Income tax expense for the nine months ended June 30, 2011 includes $11,000 related to estimated state taxes and $4,000 related to estimated federal alternative minimum taxes. Additionally, income tax expense for both periods includes a $19,000 provision for uncertain tax positions relative to foreign taxes.

Net income for the nine months ended June 30, 2012 was $1,311,000 as compared to net loss of $69,000 for the nine months ended June 30, 2011.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire through 2016. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $105,000 and $82,000 for the three months ended June 30, 2012 and 2011, respectively, and $327,000 and $246,000 for the nine months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, the Company’s contractual obligations include minimum rental commitments under non-cancelable operating leases, long-term debt obligations and other liabilities related to uncertain tax positions as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Lease Obligations	$823	$295	$360	$168	$—

Long-term Debt Obligations	$4,000	$—	$867	$1,600	$1,533

Other Liabilities	$194	$—	$—	$—	$194

Prior to the acquisition of intellectual property disclosed in Note 2 to the Company’s condensed consolidated financial statements, the Company was obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $21,000 and $413,000 for the three months ended June 30, 2012 and 2011, respectively, and $1,116,000 and $1,126,000 for the nine months ended June 30, 2012 and 2011, respectively. As a result of the acquisition of the intellectual property, the Company will no longer be required to pay royalties related to its Monarch Report Analytics platform, exclusive of one final payment representing the amount that would have been due for the 30 day period ended April 30, 2012 had the closing of the acquisition not previously occurred. The final royalty payment related to the Monarch Report Analytics platform was made in July 2012.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes its exposure related to these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of June 30, 2012.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of June 30, 2012.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of June 30, 2012.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes its exposure related to these indemnification agreements is minimal. The Company has no liabilities recorded for these potential obligations as of June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At June 30, 2012, the Company had $7,836,000 of cash and equivalents, a decrease of $548,000 from September 30, 2011. This decrease is principally attributable to the acquisition of intellectual property totaling $8,541,000 offset by $4.0 million of borrowing under a subordinated note and $1.5 million borrowing on the Company’s revolving line of credit, all of which occurred on March 30, 2012.  For additional information, see Notes 2 and 4 to the Company’s condensed consolidated financial statements.

At June 30, 2012, the Company had working capital of approximately $3,453,000 as compared to working capital of $5,423,000 at September 30, 2011. The Company expects cash flows from operations to remain positive as it anticipates profitability in the future. However, if the Company’s cash flow from operations were to decline significantly, it may need to consider reductions to its operating expenses. The Company does not anticipate additional cash requirements to fund significant growth or the acquisition of additional complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may need to seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that the Company will be able to issue additional equity or obtain a new credit facility at attractive prices or rates, or at all.

The Company had net income of approximately $1,311,000 for the nine months ended June 30, 2012 as compared to a net loss of approximately $69,000 for the nine months ended June 30, 2011. During the nine months ended June 30, 2012 and 2011, approximately $2,492,000 and $953,000, respectively, of cash was provided by the Company’s operations. During the nine months ended June 30, 2012, the main source of cash from operations was net income adjusted for depreciation and amortization and share-based compensation expense as well as increases in accounts payable, accrued expenses and other liabilities and deferred revenue.

Net cash used in investing activities for the nine months ended June 30, 2012 of $8,790,000 is primarily related to the acquisition of intellectual property from Math Strategies as well as the purchase of property and equipment and capitalized software development costs. The intellectual property was acquired pursuant to an Option Purchase Agreement with Math Strategies which gave the Company the option to purchase the intellectual property rights for a formula price based on a multiple of the aggregate royalties paid to Math Strategies by the Company for the four fiscal quarters preceding the exercise of the option.

Net cash provided by financing activities for the nine months ended June 30, 2012 of $5,655,000 is primarily related to cash received from the issuance of a $4.0 million long-term subordinated note and the borrowing of $1.5 million under a $2.0 million revolving credit facility as well as cash received from the exercise of stock options.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At June 30, 2012, the Company did not participate in or hold any derivative financial instruments or commodity instruments. The Company holds no investment securities that possess significant market risk.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The principal executive officer and principal financial officer, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a−15(e) and 15d−15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

(b) Changes in Internal Controls.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2012.

DATAWATCH CORPORATION

/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Murray P. Fish
Murray P. Fish
Chief Financial Officer
(Principal Financial Officer)