Form 10-K
period 2012-09-30
DATAWATCH CORP
filed 2012-12-21
CIK 792130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-19960

DATAWATCH CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	02-0405716
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes ☐   No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on March 31, 2012, the last business day of the Company’s most recently completed second fiscal quarter, as reported by the NASDAQ Capital Market was $58,723,579.

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of December 10, 2012 was 6,396,386.

Documents Incorporated By Reference

Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2012.  Portions of such Proxy Statement are incorporated by reference in Part III of this report.

DATAWATCH CORPORATION
ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Item 1.  BUSINESS

GENERAL

Datawatch Corporation (the “Company” or “Datawatch”) (NASDAQ-CM: DWCH) is a leader in providing information optimization products and software solutions that allow organizations to deliver an extensive variety of data into their Big Data and analytic applications. Datawatch provides organizations the ability to integrate structured, unstructured and semi-structured sources such as reports, machine data, PDF files, HTML and EDI streams into these applications to provide a 360 degree perspective of the issues and opportunities that exist in their businesses. More than 40,000 organizations worldwide use Datawatch products and services, including 99 of the Fortune 100. Founded in 1985, Datawatch is headquartered in Chelmsford, Massachusetts with offices in London, Munich, Singapore, Sydney and Manila, and with partners and customers in more than 100 countries worldwide.

Datawatch is a Delaware corporation with executive offices located at 271 Mill Road, Quorum Office Park, Chelmsford, MA 01824 and our telephone number is (978)441-2200. Periodic reports, proxy statements and other information are available to the public, free of charge, on our website, www.datawatch.com, as soon as reasonably practicable after they have been filed with the SEC and through the SEC’s website, www.sec.gov. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330.

OUR INDUSTRY

We believe that the information analytics industry is on the verge of a major change that is being driven by the convergence of several major trends from existing and emerging market segments. This change is being driven from the desire organizations have to better understand their businesses by making use of all of the data sources they have available to them, regardless of their format or point of origin. This means using data that is not in traditional sources such as relational databases and data warehousing solutions but resides in sources that are less structured, harder to access, and often times outside the direct control of the receiving organization. The ability to collect and analyze data from these semi-structured and unstructured sources, which include machine data, log files, EDI streams, PDF files, report spools, XBRL, and other sources and formats, offer organizations a better perspective on their businesses and often lead to improvements in the actual business processes that drive organizations. As companies look to fulfill this need, they are trying to solve the problems of how to store this information, how to harvest the value that is held within these sources, and finally how to effectively deliver this information to the business users in a flexible manner. We believe that the market dynamics that are shaping this industry revolve around delivering greater data variety through Big Data and Business Intelligence solutions and moving beyond simple search within content management systems.

The Big Data Dynamic

To deliver a better perspective on their businesses, organizations are starting to deploy what this industry is calling Big Data solutions. The Big Data market has focused its attention on trying to solve the problems that are inherent to offering all sources of data to organizations. These problems are typically categorized into dealing with the data volume, velocity and variety associated with these types of applications. While the first two issues are important to deploying Big Data solutions, we believe that delivering a greater variety of information is the key to providing the improved insights and operations that is the promise of Big Data to the market. Datawatch, with our ability to access and harvest information from structured, semi-structured and unstructured sources, plays an important role in delivering variety to Big Data applications. We believe that our position in this dynamic market segment provides us substantial partnering opportunities. With over twenty years of experience in deriving valuable information assets from semi-structured and unstructured sources, Datawatch can enhance the loading of Big Data stores as well as offer users of this information the ability to decompose and restructure data accessed in the creation of analytical applications.

The Business Intelligence Dynamic

Business intelligence (“BI”) solutions have been the delivery mechanism for analytics over the past fifteen years, but as organizations look to extend their perspective to include information that exists beyond traditional databases and allow users to personalize their data discovery applications, these BI solutions are undergoing a change. As BI vendors retool to provide Big Data solutions and deliver a greater variety of information to their users’ technologies, organizations like Datawatch are becoming increasingly important. By deploying Datawatch alongside every BI seat in an organization, customers can empower users to deliver a self-service capability against unstructured and semi-structured information sources to conduct personal data discovery tasks. By deploying Datawatch’s complete Information Optimization platform, organizations can integrate traditional BI with Big Data variety to deliver all types of data to their users.

The Content Management Dynamic

For years organizations have stored vast amounts of content in a variety of unstructured and semi-structured sources in enterprise content management (“ECM”) systems. While some of this data was stored originally out of compliance requirements, many organizations are now looking to do more with that information to better understand their businesses or to provide Big Data sources to drive decisions within their businesses. Traditional enterprise content management systems are ill equipped to do much more than search and retrieve documents.  Their inability to take any action against the returned information is a significant limitation. By including Datawatch as part of their solution, ECM systems can be transformed from simple search technologies into “search-to-action” Information Optimization solutions providing better information to users.

The desire for organizations to leverage every source of information that exists in their organizations has given rise to a new market – the Information Optimization market. With major initiatives such as Big Data acting as a catalyst, companies of every size are reevaluating their approach to analyzing business issues and revamping business processes through the inclusion of all data regardless of type. We believe that Datawatch is uniquely positioned to allow these companies to deliver greater data variety to the key applications that are at the forefront of this change such as BI, ECM and Big Data, ensuring that these organizations get a complete picture of what drives their businesses.

OUR PRODUCTS

Datawatch is a leading provider of products that allow organizations to optimize the use of information inside and outside the walls of their organization to improve business processes and increase the visibility into a greater variety of information for analytical purposes. To deliver this functionality, we offer a complete product portfolio to allow companies to model, ingest, store, distribute, and analyze structured, semi-structured, and unstructured information. This portfolio is comprised of two primary product groupings: our Information Optimization products and our Unified Information Management products. With these products, Datawatch can deliver information optimization capabilities to individual desktops inside the organization throughout the entire enterprise, and with our newly released cloud offering, we can deliver these capabilities without the typical barriers of entry associated with on-premise solutions.

Datawatch Information Optimization Products

Datawatch is a leader in providing information optimization products that allow organizations to get the whole story about their businesses by leveraging structured, unstructured, and semi-structured content such as reports, machine data, PDF files, HTML and EDI streams. Our Information Optimization suite of products allows companies to utilize data from a wide variety of sources to deliver a complete model of their business and then manage, secure, and deliver that information to transform business processes and increase visibility to critical business intelligence and Big Data sources to improve business processes and offer broader analytical capabilities. The Datawatch Information Optimization Suite, which represented approximately 95% of total revenues for fiscal year 2012, includes:

Modeling Information – Monarch Professional™

The ability to leverage all the information that a customer needs to understand its business is the key to remaining competitive in a world where data comes from a wide variety of sources in a wide variety of formats. With Monarch Professional, a customer can bring all the data that it needs to manage its business to life, whether that information is stored in structured sources like databases, or in less conventional places like unstructured or semi-structured EDI streams, machine data, PDF files, reports, or text files. With Monarch Professional's mapping engine, information can be evaluated, organized, and integrated to provide users with a 360 degree view of business issues and opportunities. Additionally, Monarch Professional has the versatility to deliver value to the individual user and extend that knowledge to the entire enterprise by deploying it with the Datawatch Information Optimization suite.

Monarch Professional – For the Individual

When deployed as a stand-alone desktop information optimization client, Monarch Professional allows users to model their own information and perform personal analysis of structured and semi-structured information from a wide variety of sources. We believe this capability to operate in a personal deployment model makes Monarch Professional an ideal data discovery solution to empower individual analysts to work with reports, PDF files and other sources of data to gain a better understanding of what drives their day-to-day jobs. Monarch Professional’s desktop deployment capability also helps users with mobile deployment needs to take their information optimization capabilities “on the road.” Users like auditors and sales teams can take this tool with them into off-site situations and work directly with their clients’ information to gain a greater understanding of their businesses.

Monarch Professional – For the Enterprise

Monarch Professional provides the ability for data and IT professionals involved in delivering Big Data and information optimization applications to model a wide variety of data sources. Structured, unstructured and semi-structured information can be modeled, transformed, and shared through the combination of Monarch Professional and Datawatch’s Information Optimization suite. This ability to leverage models created in Monarch Professional means that every user who is using an individual copy of a model can ensure that, if needed, their applications can become part of a compliant corporate environment and that the investment made in those copies can be expanded across the entire organization allowing everyone to understand their business better.

Automating and Transforming Information – Datawatch Data Pump™

Once organizations have their various information sources, structured, semi-structured, and unstructured, modeled using Monarch Professional, and ready to optimize, they need to make these processes repeatable and dynamic so that information can be shared across the organization faster and more efficiently. With Datawatch Data Pump, organizations can move their individual information optimization systems into a high performance production environment that allows them to process larger amounts of data, schedule and automate these processes, and distribute this data to other users throughout the organization. Datawatch Data Pump is an integral part of the Datawatch Information Optimization Platform, and when combined with Datawatch Enterprise Server, provides a complete enterprise solution. Using Datawatch Data Pump, companies can deliver larger volumes of data to more users in a variety of formats.

Managing and Analyzing Information – Datawatch Enterprise Server™

To fully exploit the value of optimized information, organizations must ensure that information is easily available to users of all types. With Datawatch Enterprise Server or Datawatch Enterprise Server - Cloud, companies of all sizes can allow every user to access information through a web browser and provide them the ability to analyze and understand this information more effectively.

With the ability to manage and secure this content, users of all levels can be provided the information they need, whether that information is stored in structured, unstructured, or semi-structured sources like PDF files, machine data, EDI streams, or reports, to gain a complete understanding of their business. By using the models developed in Datawatch Monarch Professional, and managing and securing them in a high availability server that works directly with Datawatch’s high performance Data Pump product, organizations can make their Big Data solutions available to every user.

Eliminating the Barriers – Datawatch Enterprise Server - Cloud™

With Datawatch Enterprise Server - Cloud, companies of all sizes can allow users to access the information they need to transform their business processes and improve their analytical capabilities. With Datawatch Enterprise Server – Cloud, an organization gets the capabilities of Datawatch’s complete information optimization solution deployed faster than the on-premise Datawatch Enterprise Server and with less expense and overhead. We launched the Datawatch Enterprise Server – Cloud offering in October 2012.

Datawatch Enterprise Server - Cloud provides the ability for organizations to transform, integrate, manage, secure, and analyze information of all types whether it resides in structured, unstructured, or semi-structured sources like PDF files, machine data, EDI streams, or reports. By using existing models developed in Monarch Professional or through the use of Datawatch’s cloud-based modeling service, organizations can rapidly deploy applications that allow every user to have a 360 degree view of their business opportunities.

To fully optimize an organization’s information, users must be able to access and interact with information stored in a wide variety of applications. Enterprise content management stores are a rich source of this type of information. As part of our Information Optimization suite, Datawatch’s Unified Information Management products allow users to leverage the power of information optimization technologies against a wide variety of content stores from companies like IBM, EMC, Microsoft and Open Text. In addition, for companies looking to manage high volume semi-structured sources such as print spools and PDFs, Datawatch can provide that functionality with its Unified Information Management products.

Unlocking the Power of Content - Datawatch RMS™

Datawatch’s RMS (Report Mining Server) is a web-based report analytics solution that integrates with any existing enterprise content management system such as Monarch Report Manager on Demand, IBM Content Manager OnDemand, Microsoft SharePoint, Hyland OnBase, ASG Mobius ViewDirect and others. Monarch RMS opens up the corporate data locked in content management systems, static reports and business documents, enabling dynamic business-driven analysis of information in users’ web browsers or favorite productivity tools with no user programming.

Managing Content - Datawatch Report Manager on Demand™

In today's accelerated global business environment, information must be rapidly available to users. On-demand access to critical business documents can significantly improve customer service response time, drive more efficient operations, and expedite audits and legal discovery. To support this expanded use of data and manage the volumes of print and electronic information generated by its business, a company needs a flexible, scalable system.

Datawatch Report Manager on Demand (RMOD) helps an enterprise meet its growing information needs by offering centralized management of document images, reports, customer correspondence, statements and more. Datawatch's experience in highly regulated markets - including financial services and healthcare - gives an enterprise a trusted solution that supports its regulatory compliance initiatives. In addition, RMOD readily integrates with CRM and call center applications to give customer service teams real-time access to invoices, statements, checks, policies and any other customer documents.

RMOD can also be integrated with web portals, giving customers, agents and brokers the option of secure, self-service access to their statements, trade confirmations, reports and other account documents. On-demand access to information means fewer call-backs, decreased costs and improved customer satisfaction. This ensures that organizations can keep track of the information they need in their businesses.

Datawatch Dashboards™ - Datawatch Dashboards is a fully interactive dashboard solution that gives all levels of users a visual overview of operational performance as well as the ability to monitor specific business processes and events. Utilizing information from existing databases (in real time if so desired) and other sources of data including Excel and reports, Datawatch Dashboards allows users to visualize data in more than 60 graphical chart types in a web browser. Users from senior level executives to operational staff can easily assess results, identify trends, reveal issues and rapidly initiate appropriate actions with Datawatch Dashboards.

iMergence iStore is a report management solution which manages computer-generated reports, mines the data contained in them, and allows users to interactively merge and transform them into new reports. We receive subscription license fees for our iMergence iStore product primarily from a provider of services to the financial services industry.

Business Service Management Solutions

Staying ahead of the competition requires dramatically improving operating efficiency while delivering service efficiency at the lowest cost. Datawatch’s service management and workflow solutions enable customers to improve user service satisfaction, manage an organization’s infrastructure and use support resources effectively and efficiently. Business Service Management solutions, including the enabled IT service management system Visual QSM™ and the enterprise-wide support solution Visual Help Desk™, represented approximately 5% of total revenues for fiscal year 2012.

OUR SERVICES

Datawatch complements its core products with a range of services to ensure successful deployment and usage of the Datawatch Information Optimization platform. This includes educational services for customers and partners implementing and learning about the platform, maintenance and support, and professional services to provide in-depth technical assistance for software implementations.

Educational Services - Datawatch Educational Services offers a number of training choices to customers and partners to support the knowledge and skills development needed to take advantage of investment in the Information Optimization platform. We offer an array of live and virtual classroom instruction, including private onsite classes. Courses include training on all aspects of our platform, from beginning model building basics to the deployment of sophisticated dashboards sourced from data harvested by our platform.

Professional Services - To assist customers in achieving rapid time-to-value, Datawatch has established a professional services team. This team supports customers and partners with more in-depth technical consulting and best practices about our platform including advanced modeling, application design, implementation and configuration and process optimization.

Customer Support – Datawatch’s customers receive one year of software maintenance and support as part of their initial license of our software platform and have the option to annually renew their maintenance agreements. These annual maintenance agreements provide customers the right to receive unspecified software updates on a when and if available basis, maintenance releases and patches, and access to telephone support services. The maintenance agreement also allows access to an on-line user forum, where experienced users from around the world can share their tips and tricks.

Datawatch has determined that it has only one operating segment. See Note 9 to our Consolidated Financial Statements for information about our revenue by product line and geographic operations.

MARKETING, SALES AND DISTRIBUTION STRATEGY

Datawatch markets and sells its products and services through its direct sales force, a distribution channel and an indirect sales channel comprised of a global partner network. Our direct sales force consists of professional sales and pre-sales personnel who typically have many years of experience selling and demonstrating enterprise software solutions. Our distribution channel is predominantly for our Monarch Professional product and consists of a two-tier reselling network in North America and single tier resellers in the rest of the world. Our global partner network brings significant technological and industry expertise, as well as added geographic presence, that enables us to reach customer organizations around the world. These indirect sales channels often help to shorten sales cycles with prospective customers.

Datawatch’s global partner network includes geographic resellers and product-specific resellers. These partners are typically authorized to sell licenses and implement and provide first line support for our software products. Additionally, we work with global, national and local system integrators, implementation partners and referral partners who may sell licenses and provide complementary skills, domain or industry experience, as well as geographic coverage.

Datawatch’s global partner network also includes OEM partners and VAR partners who use our technologies as an embedded or bundled add-on feature in their products and services. Typically, OEM and VAR partners include software companies, SaaS vendors and information providers. More broadly, this category includes any organization seeking to leverage Datawatch products to access and analyze semi-structured and unstructured data for use in an existing or new product or in a service offering. We invest both development and business resources to ensure that Datawatch is optimized and certified for leading technology platforms, allowing our customers to benefit from these expanded solutions with seamless integration.

Datawatch supports its global partner network based on three fundamental principles:

•	enable partners through sales training, demonstration training, technical support and education;
•	market with and for partners through lead generation programs, customer marketing and awareness;
•	and, position and sell Datawatch products with effective sales tools and sales support.

As of September 30, 2012, our global partner network was comprised of more than 100 partners in over 75 countries. Two distribution partners accounted for the following percentages of total revenue for the periods indicated:

	Percentage of total revenue
	for the fiscal year ended
	September 30,
	2012	2011	2010

Ingram Micro, Inc.	4%	13%	11%

Lifeboat Distribution	17%	15%	12%

 No other customer accounted for more than 10% of our total revenue in fiscal 2012, 2011 or 2010. In fiscal 2012, we consolidated our use of indirect distribution channels under a single distributor (Lifeboat Distribution) and terminated our arrangement with Ingram Micro, Inc. effective March 2012.

We offer Lifeboat Distribution the ability to return obsolete versions of our products and slow-moving products for credit. Based on our historical experience relative to products sold to distributors, we believe that our exposure to such returns is minimal. We record a provision for such estimated returns in our financial statements.

Our software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. We also offer a 30 day money-back guarantee on our Monarch Professional product sold directly to end-users. To date, we have not experienced any significant product returns under our money-back guarantee.

We focus our marketing efforts on generating qualified sales leads for our direct sales force and our global partners, increasing brand awareness, communicating our positioning in the market and promoting product advantages. We rely on a variety of marketing initiatives including internet-based marketing campaigns, user group meetings, trade shows, our website, industry research, public relations and advertising. In addition, we work closely with a number of our global partners on co-marketing and lead generation initiatives in an effort to broaden our marketing reach.

 Our revenues from outside of the U.S. are primarily the result of sales through the direct sales force of our wholly-owned subsidiary, Datawatch International Limited which is located in the U.K. and its subsidiaries which are located in Germany, Singapore and Australia, as well as through international resellers. Such international sales represented approximately 15%, 23% and 25% of our total revenue for fiscal 2012, 2011 and 2010, respectively.

OUR RESEARCH AND DEVELOPMENT OPERATIONS

We believe that timely development of new products and enhancements to our existing products is essential to maintain strong positions in our markets. We intend to continue to invest significant amounts in research and product development to ensure that our products meet the current and future demands of our markets as well as to take advantage of evolving technology trends.

Our product development efforts are conducted through in-house software development engineers and by external developers. External developers are compensated under contracts based on services provided. We have established long-term relationships with several development engineering firms, providing flexibility, stability and reliability in our development process.

Our product managers work closely with developers, whether independent or in-house, to define product specifications. The initial concept for a product originates from this cooperative effort.  The developer is generally responsible for coding the development project. Our product managers maintain close technical control over the products, giving us the freedom to designate which modifications and enhancements are most important and when they should be implemented. The product managers and their staff work in parallel with the developers to produce printed documentation, on-line help files, tutorials and installation software. In some cases, we may choose to subcontract a portion of this work on a project basis to third-party suppliers under contracts. Our personnel also perform extensive quality assurance testing for all products and coordinate external beta test programs.

Prior to March 30, 2012, we licensed certain intellectual property incorporated by Datawatch in its Monarch, Monarch Data Pump and certain other products from Math Strategies. On March 30, 2012, we acquired this intellectual property from Math Strategies for a purchase price of approximately $8.5 million. The purchase was funded in part through the issuance by Datawatch of a $4.0 million subordinated note and warrants for 185,000 shares of Datawatch common stock to Massachusetts Capital Resource Company and through the borrowing of $1.5 million under a $2.0 million revolving credit facility with Silicon Valley Bank. We believe the purchase of the intellectual property from Math Strategies provides us with the financial, marketing and technological flexibility to best pursue our business strategy going forward. See Notes 2 and 4 to our Consolidated Financial Statements for information about our acquisition of this intellectual property and financing arrangements.

Datawatch products have been developed through in-house software development or by offshore software development companies hired under contract. Datawatch maintains source code and full product control for these products, which include Monarch Professional, Datawatch Enterprise Server, Datawatch RMS, Datawatch Report Manager On Demand, Visual QSM, and Visual HD products. Datawatch Report Manager On Demand, Datawatch Enterprise Server, Visual QSM, and Visual HD are trademarks of Datawatch Corporation.

Our total engineering and product development expense was approximately $2,790,000, $2,502,000 and $2,658,000 for fiscal years 2012, 2011 and 2010, respectively.

OUR COMPETITION

The differentiated technology underlying Datawatch’s Information Optimization software platform helps us compete within the broader, highly competitive, business analytics market. While we believe that there is no single competitor that addresses the full range of our Information Optimization platform, Datawatch faces competition from several companies that are offering, or soon may offer, products that compete with portions or aspects of its software platform.

To date, Datawatch has generally faced competitors in sub-sectors of the broader Information Optimization market, including independent vendors that focus on specific data formats or sources such as machine data, data in content management systems, EDI, XBRL, HTML and PDFs. These competitors include Splunk, Actuate (Xenos), Informatica and Nuance, among others. We also compete with in-house systems that provide one or more capabilities competitive with our products. We believe that we generally compete favorably with respect to these competitors and competitive offerings; however, some of our current competitors and potential competitors have advantages over us, such as:

•	longer operating histories,
•	significantly greater financial, technical, marketing or other resources,
•	stronger brand and business user recognition, and
•	broader global distribution and presence.

Competition in our industry is likely to intensify as current competitors expand their product lines and as new competitors enter the market.

OUR EMPLOYEES

As of December 10, 2012, we had 124 full-time and 6 contract, temporary or part-time employees, including 48 engaged in marketing and sales; 25 engaged in product consulting, training and technical support; 29 engaged in product management, development and quality assurance; and 22 providing general, administrative, accounting, IT and software production and warehousing functions.

OTHER BUSINESS CONSIDERATIONS

Product Protection

We rely on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements, and technical measures to protect our rights in our products. Despite these precautions, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. We believe that, because of the rapid pace of technological change in the software industry, the legal protections for our products are less significant than the knowledge, ability and experience of our employees and developers, the frequency of product enhancements and the timeliness and quality of our support services. We believe that none of our products, trademarks, patents, and other proprietary rights infringes on the proprietary rights of third parties, but there can be no assurance that third parties will not assert infringement claims against us or our developers in the future or that products developed by third parties do not infringe on other parties’ proprietary rights.

Product Production

Production of our products involves the duplication of compact disks and the printing of user manuals, packaging and other related materials. High volume compact disk duplication is performed by non-affiliated subcontractors, while low volume compact disk duplication is performed in-house. Printing work is also performed by non-affiliated subcontractors. To date, we have not experienced any material difficulties or delays in production of our software and related documentation and believe that, if necessary, alternative production sources could be secured at a commercially reasonable cost.

Backlog

Our software products are generally shipped within three business days of receipt of an order. Accordingly, we do not believe that backlog for our products is a meaningful indicator of future business. Datawatch does maintain a backlog of services commitments primarily related to its Datawatch Enterprise Server, Datawatch Report Manager On Demand and Visual QSM business. While this services backlog will provide future revenue to Datawatch, we believe that it is not a meaningful indicator of future business.

Item 1A.  RISK FACTORS

We do not provide forecasts of our future financial performance. However, from time to time, information provided by us or statements made by our employees may contain “forward looking” information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K that are not historical facts (including, but not limited to statements contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this Annual Report on Form 10-K relating to liquidity and capital resources) may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward looking statements. Our actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below and within this Annual Report on Form 10-K, as well as the accuracy of our internal estimates of revenue and operating expense levels. The following discussion of our risk factors should be read in conjunction with the financial statements contained herein and related notes thereto. Such factors, among others, may have a material adverse effect upon our business, results of operations and financial condition.

A Weak Global Economy and Softening in the Computer Software Market May Result in Decreased Revenues or Lower Revenue Growth Rates

The profitability of our business depends on the overall demand for computer software and services, particularly in the financial services markets and other markets in which we compete. Tighter credit and negative financial news resulting from the recent worldwide recession and, in the U.S, from the potential combination of federal income tax increases and government spending restrictions that may occur at the end of calendar year 2012 in the absence of Congressional action to delay or offset these actions (commonly referred to as the “fiscal cliff”), may continue to have an adverse affect on the market for computer software and result in significant fluctuations in the value of foreign currencies. If ultimately realized, the fiscal cliff would likely negatively impact global economic activity, including possibly sending the U.S. into a new recession. Because our sales are primarily to major corporate customers, poor economic conditions may soften the demand for computer software and services which may result in decreased revenues, lower revenue growth rates and reduced profitability. In addition, a weak global economy may result in longer sales cycles, reduced, deferred or cancelled orders, or greater than anticipated uncollectible accounts receivables. In a weakened economy, we cannot be assured that we will be able to effectively promote future growth in our software and services revenues or maintain profitability.

Our Dependence on our Principal Products and our Failure to Develop Enhanced or New Products May Have a Material Adverse Effect on our Business, Financial Condition or Results of Operations

In the year ended September 30, 2012, our Information Optimization products accounted for approximately 95% of our total revenue. We are primarily dependent on our Information Optimization products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on us. Our future financial performance will depend in part on the successful introduction of new and enhanced versions of these products and development of new versions of these and other products and subsequent customer acceptance of such new and enhanced products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Fluctuations in Quarterly Operating Results Could Have a Material Adverse Effect on our Business, Financial Condition or Results of Operations

Our future operating results could vary substantially from quarter-to-quarter because of uncertainties and/or risks associated with such matters as current economic conditions, technological change, competition, delays in the introduction of new products or product enhancements and general market trends. In addition, as we focus on increasing enterprise sales, the timing of significant orders may cause fluctuations in quarterly operating results. Large enterprise sales arrangements often involve multiple elements and may require more complex accounting than the sales transactions we have entered into in the past, which also makes projecting future operating results more difficult. Historically, we have operated with minimal backlog of orders because our software products are generally shipped as orders are received. As a result, net sales in any quarter are substantially dependent on orders booked and shipped in that quarter. Further, any increases in sales under our subscription sales model or cloud offering could result in decreased revenues over the short term. Because our staffing and operating expenses are based on anticipated revenue levels and a high percentage of our costs are fixed in the short-term, small variations in the timing of revenues can cause significant variations in operating results from quarter-to-quarter. Because of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. We can give no assurance that we will not experience such variations in operating results in the future or that such variations will not have a material adverse effect on our business, financial condition or results of operations.

The Sales Cycle for our Enterprise Products is Long and Unpredictable, Particularly with Respect to Large Customers, and our Sales Efforts Require Considerable Time and Expense

Our operating results may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of the sales cycle of our enterprise software licensing offerings and the short-term difficulty in adjusting our operating expenses. Our operating results depend in part on sales to large customers and conversions of users that have downloaded the desktop version of our Monarch Professional software into enterprise customers. The length of our sales cycle, from initial evaluation to delivery of and payment for the software license, varies substantially from customer to customer. It is difficult to predict exactly when, or even if, we will make a sale with a potential customer or if a user that has licensed desktop versions of our Monarch Professional software will upgrade to a larger enterprise license. As a result, large individual sales may, in some cases, occur in quarters subsequent to those we anticipate, or not at all. The loss or delay of one or more large transactions in a quarter could impact our operating results for that quarter and any future quarters for which revenue from that transaction is delayed. As a result of these factors, it is difficult for us to forecast our revenues accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short-term, our operating results will suffer if revenues fall below our expectations in a particular quarter, which could cause the price of our common stock to decline.

The Market for our Information Optimization Products is Emerging and May Not Grow

The market for our Information Optimization products that allow organizations to analyze their businesses at an enterprise level by leveraging structured, unstructured, and semi-structured data is still emerging. It is difficult to predict customer adoption and renewal rates, customer demand for our enterprise software licenses, the size and growth rate of this market, the entry of competitive products or the success of existing competitive products. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with such software licenses. If the market for our enterprise software licenses does not achieve widespread adoption or there is a reduction in demand for software in this market caused by a lack of customer acceptance, technological challenges, competing technologies and products, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced customer orders, early terminations, reduced renewal rates or decreased revenues, any of which would adversely affect our business operations and financial results.

Dependence on New Product Introductions and New Product Delays or Defects Could Have a Material Adverse Effect on our Business

The market for Information Optimization products is newly emerging and evolving rapidly. Growth in our business depends in substantial part on the continuing introduction of new products to address the emerging needs of this market. The length of product life cycles depends in part on end-user demand for new or additional functionality in our products and our ability to update our products to meet such demands. If we fail to accurately anticipate the demand for, or encounter any significant delays in developing or introducing, new products or additional functionality in our products, there could be a material adverse effect on our business. Product life cycles can also be affected by suppliers of operating systems introducing new or changed functionality within their products. Our failure to anticipate the introduction of additional functionality in products developed by such suppliers could have a material adverse effect on our business. In addition, our competitors may introduce products with more features and lower prices than our products. Such increase in competition could adversely affect the life cycles of our products, which in turn could have a material adverse effect on our business.

Software products, whether developed internally or licensed from third parties, may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by us and by current and potential end-users, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance. Any failure by us to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, could have a material adverse effect on our business.

The Market Price of our Stock Has Been and May Continue to Be Volatile

As seen recently with the turmoil in the financial markets, and is frequently the case with the stocks of high technology companies, the market price of our common stock has been, and may continue to be, volatile. In addition, insiders presently hold a significant percentage of our stock, and our shares are thinly traded in the public market. Factors such as quarterly fluctuations in results of operations, increased competition, the introduction of new products by us or our competitors, expenses or other difficulties associated with assimilating companies acquired by us, changes in the mix of sales channels, the timing of significant customer orders, and macroeconomic conditions generally, may have a significant impact on the market price of our stock. Even though we do not presently provide forecasts of our future financial performance, any shortfall in revenue or earnings from the levels anticipated by securities analysts or investors could have an immediate and significant adverse effect on the market price of our common stock in any given period. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market price for many high technology companies and which, on occasion, have appeared to be unrelated to the operating performance of such companies. Finally, to maintain our stock listing with NASDAQ, we must be in compliance with NASDAQ Marketplace Rules. If we are not able to maintain compliance with these rules, and if our common stock does not qualify for, or is subsequently delisted from, the NASDAQ Capital Market, investors may have difficulty converting their investment into cash efficiently. The price of our common stock and the ability of holders to sell such stock would be adversely affected.

A Significant Percentage of our Total Revenue is Subject to Risks Associated with International Sales

In the years ended September 30, 2012, 2011 and 2010, international sales accounted for approximately 15%, 23% and 25%, respectively, of our total revenue. We have recently expanded our presence in Europe and in Asia-Pacific, including the opening of an office in Singapore, and we anticipate that international sales will continue to account for a significant percentage of our total revenue. A significant portion of our total revenue will therefore be subject to risks associated with international sales, including further deterioration of international economic conditions, unexpected changes in legal and regulatory requirements, changes in tariffs, currency exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting our intellectual property overseas, seasonality of sales and potentially adverse foreign tax consequences.

Past and Future Acquisitions may be Difficult to Integrate, Disrupt our Business, Dilute Stockholder Value or Divert Management Attention

Historically, we have acquired certain technology or businesses to supplement and expand our product offerings. In the future, we could acquire additional products, technologies or businesses, or enter into joint venture arrangements, for the purpose of complementing or expanding our business and to address the need to develop new products. Acquisitions involve numerous risks including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management’s attention from other business concerns, risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. Achieving and maintaining the anticipated benefits of an acquisition will depend in part upon whether the integration of the companies’ business is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries.

There may be Limitations on the Effectiveness of our Controls

Our management does not expect that our internal controls will prevent all errors. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and no assurance can be given that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or intentional conduct may occur and not be detected.

We Face Significant Competition in the Software Industry

The software market is highly competitive and characterized by continual change and improvement in technology. Several of our existing and potential competitors, including Splunk, Actuate (Xenos), Informatica, Nuance and others, have substantially greater financial, marketing and technological resources than we do. No assurance can be given that we will have the resources required to compete successfully in the future.

Our Success is Dependent on Proprietary Software Technology

Our success is dependent upon proprietary software technology. We do not own patents on any such technology and we rely principally on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our rights to such proprietary technology. Despite such precautions, there can be no assurance that such steps will be adequate to deter misappropriation of such technology.

We May Not be Able to Hire and Retain Highly Skilled Employees, Which Could Affect our Ability to Compete Effectively Because our Business is Technology-Based

Qualified personnel are in great demand throughout the software industry. Our success depends, in large part, upon our ability to attract, train, motivate and retain highly skilled employees, particularly technical personnel and product development and professional services personnel, sales and marketing personnel and other senior personnel. Our failure to attract and retain the highly trained technical personnel that are integral to our product development, professional services and sales and marketing teams may limit the rate at which we can generate sales and develop new products or product enhancements. We have hired a number of key executives during the past two years, including our Chief Executive Officer and key executives in sales and marketing functions. A loss of these personnel or other changes in key management could have a material adverse effect on our business, operating results and financial condition.

Evolving Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses and Continuing Uncertainty

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Sarbanes-Oxley Act of 2002 and related SEC regulations as well as the listing standards of the NASDAQ Stock Market, have created and are continuing to create uncertainty for public companies. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs incurred or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we have invested resources to comply with evolving laws, regulations and standards. This investment has and may continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

The Failure of Indirect Distribution Channels Could Have a Material Adverse Effect on our Operating Results

We sell a significant portion of our products through distributors and resellers, none of which are under our direct control. The loss of major distributors or resellers of our products, or a significant decline in their sales, could have a material adverse effect on our operating results. We have terminated our arrangement with Ingram Micro, Inc. effective in March 2012 and we consolidated our use of indirect distribution channels with a single distributor, Lifeboat Distribution, which accounted for 17%, 15% and 12% of our total revenue for fiscal 2012, 2011 and 2010, respectively. Ingram accounted for 4%, 13% and 11% of our total revenue for fiscal 2012, 2011 and 2010, respectively. There can be no assurance that we will be able to attract or retain qualified distributors or resellers or that Lifeboat Distribution or any other distributors or resellers will be able to effectively sell our products, including the volume of products previously sold by Ingram Micro, Inc. We seek to select and retain distributors and resellers on the basis of their business credentials and their ability to add value through expertise in specific vertical markets or application programming expertise. In addition, we may rely on resellers to provide post-sales service and support, and any deficiencies in such service and support could adversely affect our business.

Failure to Maintain an Adequate Sales Returns Reserve Could Have a Material Adverse Effect on our Financial Position and Results of Operations

Revenue from the sale of all our software products (when separately sold) is generally recognized at the time of shipment. We estimate and maintain reserves for potential future product returns from distributors based on our experience and history with our various distributors and resellers as well as by monitoring inventory levels at such companies. While actual returns have historically been within the range estimated by management, future actual results could differ from the reserve for sales returns recorded, and this difference could have a material effect on our financial position and results of operations.

Our Subscription Sales Model for our Enterprise Products Could Result in Decreased or Delayed Revenues and Cash Flows

We sell our enterprise products through the sale of perpetual licenses and through a subscription pricing model. The subscription pricing model allows customers to use our products at a lower initial cost of software acquisition when compared to the more traditional perpetual license sale. Although the subscription sales model is designed to increase the number of enterprise solutions sold and also reduce dependency on short-term sales by building a recurring revenue stream, it introduces increased risks for us primarily associated with the timing of revenue recognition and reduced cash flows. The subscription model delays revenue recognition when compared to the typical perpetual license sale and also, as we allow termination of certain subscriptions with 90 days notice, it could result in decreased revenue for solutions sold under the model if we experience a high percentage of subscription cancellations following the first 12 months of the subscription. Further, as amounts due from customers are invoiced over the life of the subscription, there are delayed cash flows from subscription sales when compared to perpetual license sales.

If our Security Measures are Breached or Other Unauthorized Access to Customer Data is Otherwise Obtained, our Software May be Perceived as not being Secure, Customers May Reduce the Use of or Stop Using our Software, and we May Incur Significant Liabilities

Our software may involve the storage and transmission of customer data, and security breaches could result in the loss of this information, litigation, indemnity obligations and other liability. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our products, we do not have the ability to monitor or review the content that our customers store, and therefore, we have no direct control over the substance of that content. Therefore, if customers use our software for the transmission or storage of personally identifiable information and our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new customers and increase engagement by existing customers, cause existing customers to elect to not renew their subscriptions, or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby adversely affecting our financial results.

We May Require Additional Capital to Grow our Business, and Our Financing Arrangements Expose us to Interest Rate Risk

Our business may require additional capital to operate and expand. We have historically relied upon cash generated from operations and bank credit lines to satisfy our capital needs and finance growth. If we determine in the future to make significant investments in our business, including by acquiring assets or businesses from third parties, we may attempt to raise additional funds by securing additional debt financing or selling equity securities in either the public or the private markets. As the financial markets change and new regulations come into effect, the cost of acquiring financing and the methods of financing may change. We may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to make acquisitions. Our inability to do any of the foregoing could reduce our ability to compete successfully and adversely affect our results of operations. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on acceptable terms to fund our needs. Our current credit facilities contain various financial and other covenants that may limit our ability to borrow or limit our flexibility in responding to business opportunities or conditions. These financing instruments involve variable rate debt, thus exposing us to risk of fluctuations in interest rates. Such fluctuations in interest rates could have an adverse effect on our business.

Catastrophic Events May Adversely Affect Our Business

Our company is a highly automated business which relies on its network infrastructure and enterprise applications, internal technology systems and website for development, marketing, operational, support and sales activities. A disruption or failure of these systems in the event of a major storm, earthquake, fire, telecommunications failure, cyber-attack, terrorist attack or other catastrophic event could cause system interruptions, reputational harm, delays in our product development and loss of critical data and could affect our ability to sell and deliver products and services and other critical functions of our business.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

The Company is currently headquartered in 14,683 square feet of leased office space in Chelmsford, Massachusetts pursuant to a sublease agreement executed on June 17, 2011. The sublease expires in June 2016. The aggregate rent for the remaining term of the sublease is approximately $606,000. In addition to rent, the sublease requires the Company to pay certain taxes, insurance and operating costs related to the leased facility based on the Company’s pro-rata share of such costs.

The Company also maintains sales offices in the U.S, and international sales and administrative offices in the United Kingdom, Germany, Singapore and Australia. In addition, the Company maintains a software development and testing facility in the Philippines.

Item 3.  LEGAL PROCEEDINGS

The Company is occasionally involved in legal proceedings and other claims arising out of its operations in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

Item 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Registrant’s common stock is listed and traded on the NASDAQ Capital Market (formerly the NASDAQ SmallCap Market) under the symbol DWCH.  The range of high and low closing prices during each fiscal quarter for the last two fiscal years is set forth below:

For the Year Ended	Common Stock
September 30, 2012	High ($)	Low ($)

4th Quarter	20.27	11.96
3rd Quarter	14.85	10.80
2nd Quarter	14.03	5.50
1st Quarter	5.62	5.10

For the Year Ended	Common Stock
September 30, 2011	High ($)	Low ($)

4th Quarter	5.96	4.90
3rd Quarter	5.97	4.85
2nd Quarter	5.59	3.08
1st Quarter	3.59	2.71

There were 75 shareholders of record as of December 4, 2012.  The Company believes that the number of beneficial holders of common stock is approximately 1,900. The last reported sale of the Company’s common stock on December 4, 2012 was at $14.89.

The Company has not paid any cash dividends and it is anticipated that none will be declared in the foreseeable future. The Company intends to retain future earnings, if any, to provide funds for the operation, development and expansion of its business.

The information set forth under the caption “Equity Compensation Plans” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2012 is incorporated herein by reference.

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for the periods indicated.  The selected consolidated financial data for and as of the end of the years in the five-year period ended September 30, 2012 are derived from the Consolidated Financial Statements of the Company.  The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes which appear elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data:
Years Ended September 30,	2012	2011	2010	2009	2008
	(In thousands, except per share data)

Revenue	$26,006	$17,885	$17,674	$19,618	$23,030
Costs and Expenses	24,463	17,818	17,283	24,912	22,531
Income (Loss) from Operations	1,543	67	391	(5,294)	499
Net Income (Loss) (1)	$1,034	$132	$380	$(4,940)	$717

Earnings (Loss) per Common Share:
Basic (1)	$0.17	$0.02	$0.06	$(0.83)	$0.12
Diluted (1)	$0.15	$0.02	$0.06	$(0.83)	$0.12

Balance Sheet Data:
September 30,	2012	2011	2010	2009	2008
	(In thousands)

Total Assets	$22,805	$13,134	$11,487	$12,043	$18,169
Working Capital	4,041	5,423	4,186	2,627	1,130
Long-term Obligations	3,448	288	302	482	627
Shareholders’ Equity	9,694	6,342	5,679	5,166	10,082

___________________
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

GENERAL

Introduction

Datawatch is engaged in the design, development, manufacture, marketing, and support of business computer software primarily for the information optimization and business service management markets to allow organizations to access and analyze information in a more meaningful fashion.

The Company’s principal product lines are Information Optimization Solutions (including Monarch Professional, Datawatch Data Pump, Datawatch Enterprise Server, Datawatch Enterprise Server – Cloud, Datawatch RMS, Datawatch Report Manager on Demand, Datawatch Dashboards and iMergence) and Business Service Management Solutions (including Visual QSM and Visual HD). Included in the above categories are:

•
Monarch Professional, a desktop reporting and data analysis application that lets users extract and manipulate data from ASCII report files, PDF files or HTML files produced on any mainframe, midrange, client/server or PC system;

•
Datawatch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats, such as Excel, via email;

•
Datawatch Enterprise Server, an enterprise solution that provides web-enabled report storage, transformation and distribution including data analysis, visualization and MS Excel integration for easy to use and cost effective self-serve reporting and analytics;

•	Datawatch Enterprise Server – Cloud, a cloud-based application that provides the same functionality as Datawatch Enterprise Server and which allows faster deployment with less expense and overhead;
•	Datawatch RMS, a web-based report analysis solution that integrates with any existing enterprise report management or content management archiving solution;
•	Datawatch Report Manager on Demand, a system for high-volume document capture, archiving, and online presentation;
•	Datawatch Dashboards, an interactive dashboard solution that provides a visual overview of operational performance as well as the ability to monitor specific business processes and events;
•	iMergence, an enterprise report mining system;
•
Visual QSM, a fully internet-enabled IT service management solution that incorporates workflow and network management capabilities and provides web access to multiple databases via a standard browser; and

•	Visual Help Desk or Visual HD, a web-based help desk and call center solution operating on the IBM Lotus Domino platform.

The Company offers its enterprise products through perpetual licenses and subscription pricing models. Subscriptions automatically renew unless terminated with 90 days notice following the first year of the subscription term. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The subscription renewal rate is the same as the initial subscription rate. During fiscal years 2012, 2011 and 2010, subscription revenues were approximately $301,000, $299,000 and $313,000, respectively.

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

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

The Company licenses its software products directly to end-users, through value added resellers and through distributors. Sales to distributors and resellers accounted for approximately 31%, 41% and 43%, of total sales for fiscal years 2012, 2011 and 2010, respectively. Revenue from the sale of all software products (when separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collectability is reasonably assured, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are “off-the-shelf” as such term is customarily defined. The Company’s software products can be installed and used by customers on their own with little or no configuration required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses, and the license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

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

The Company also licenses its enterprise software using a subscription model. At the time a customer enters into a binding agreement to purchase a subscription, the customer is invoiced for an initial 90 day service period and an account receivable and deferred revenue are recorded. Beginning on the date the software is installed at the customer site and available for use by the customer, and provided that all other criteria for revenue recognition are met, the deferred revenue amount is recognized ratably over the period the service is provided. The customer is then invoiced every 90 days and revenue is recognized ratably over the period of the subscription. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades when and if available. The subscription renewal rate is the same as the initial subscription rate. Subscriptions can be cancelled by the customer at any time by providing 90 days written notice following the first year of the subscription term.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. The Company also offers a 30 day money-back guarantee on its Monarch product sold directly to end-users. Additionally, the Company provides its distributors with stock-balancing rights. Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at, and the returns history with, the various distributors and resellers, which the Company monitors frequently. Once the estimates of potential future returns from all sources are made, the Company determines if it has adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by the Company. The Company’s returns reserves were $105,000 and $70,000 as of September 30, 2012 and 2011, respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the collectability of its accounts receivable, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on the Company’s financial position and results of operations. The Company’s allowance for doubtful accounts was $107,000 and $78,000 as of September 30, 2012 and 2011, respectively.

Income Taxes

The Company has deferred tax assets primarily related to net operating loss carryforwards and tax credits that expire at different times through and until 2031. At September 30, 2012, the Company had U.S. federal tax loss carryforwards of approximately $6.9 million, expiring at various dates through 2031, including $182,000 resulting from the Mergence acquisition undertaken during 2004 which are subject to additional annual limitations as a result of the changes in Mergence’s ownership, and had approximately $1.7 million in state tax loss carryforwards, which also expire at various dates through 2031. An alternative minimum tax credit of approximately $154,000 is available to offset future regular federal taxes. Research and development credits of approximately $778,000 expire beginning in 2019. In addition, the Company has the following foreign net operating loss carryforwards: United Kingdom losses of $7.4 million with no expiration date, Australia losses of $3.7 million with no expiration date and Germany losses of $691,000 with no expiration date.

Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets.  Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. Management does not believe the deferred tax assets are more likely than not to be realized and therefore a full valuation allowance has been provided against the deferred tax assets at September 30, 2012 and 2011. Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in the Company concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes. Total net deferred tax assets subject to the full valuation allowance were approximately $7.6 million as of September 30, 2012.

 The Company follows the accounting guidance for uncertain tax positions. The comprehensive model addresses the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In accordance with these requirements, the Company first determines whether a tax authority would “more likely than not” sustain its tax position if it were to audit the position with full knowledge of all the relevant facts and other information. For those tax positions that meet this threshold, the Company measures the amount of tax benefit based on the largest amount of tax benefit that the Company has a greater than 50% chance of realizing in a final settlement with the relevant authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. The Company maintains a cumulative risk portfolio relating to all of its uncertainties in income taxes in order to perform this analysis, but the evaluation of the Company’s tax positions requires significant judgment and estimation in part because, in certain cases, tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. The actual outcome of the Company’s tax positions, if significantly different from its estimates, could materially impact the financial statements.

At October 1, 2010, the Company had a cumulative tax liability of $150,000 related to foreign tax exposure. During each of the fiscal years ended September 30, 2010, 2011 and 2012, the Company increased its tax liability by $25,000, resulting in a cumulative tax liability of $200,000 at September 30, 2012. These amounts have been recorded as an increase to other long-term liabilities on the Company’s Consolidated Balance Sheets.

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to engineering and product development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life of the product (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 18 to 24 months. The net amount of capitalized software development costs was approximately $30,000 and $14,000 at September 30, 2012 and 2011. During fiscal 2012, the Company capitalized approximately $54,000 of software development costs related to products developed in fiscal year 2012.

Valuation of Intangible Assets and Other Long-Lived Assets

On March 30, 2012, the Company acquired the intellectual property underlying its Monarch Professional and Datawatch Data Pump products for a purchase price of $8,541,000 and capitalized approximately $75,000 in closing costs and adjustments. The intellectual property assets are being amortized to cost of software licenses using the straight-line method over the estimated life of the asset, which is five years. Other intangible assets consist of internally developed software, patents and customer lists acquired through business combinations. The values allocated to these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset.

The Company reviews all of its intangible assets and other long-lived assets whenever an indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Should the fair value of the Company’s long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary. No impairment charges were taken for intangible assets during fiscal year 2012.

Accounting for Share-Based Compensation

The Company recognizes share-based compensation expense in accordance with generally accepted accounting principles which require that all share-based awards, including grants of employee stock options, be recognized in the financial statements based on their fair value at date of grant.

The Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. For the fiscal year ended September 30, 2012, the Company recorded share-based compensation expense of approximately $879,000. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

The Company uses an expected stock-price volatility assumption that is based on historical volatilities of the underlying stock which are obtained from public data sources. The Company believes this approach results in a reasonable estimate of volatility. No stock options were granted during the fiscal year ended September 30, 2012. For the most recent stock option grants issued during the fiscal year ended September 30, 2011, the Company used an expected stock-price volatility of 67% based upon the historical volatility at the time of issuance.

With regard to the expected option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect. For the most recent stock option grants issued during the year ended September 30, 2011, the Company used an expected option life assumption of 5 years.

With regard to the forfeiture rate assumption, the Company reviews historical voluntary turnover rates. For the most recent stock option grants issued during the fiscal year ended September 30, 2011, the Company used an annual estimated forfeiture rate of 10%. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.

The Company also periodically grants awards of restricted stock units (“RSU”) to each of its non-employee directors and some of its employees on a discretionary basis pursuant to its stock compensation plans. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. Each RSU vests at the rate of 33.33% on each of the first through third anniversaries of the grant date. Additionally, some of the RSUs are subject to a further vesting condition that the Company’s common stock must trade at prices greater than certain minimum per share prices on a national securities exchange for a period of twenty consecutive days prior to the fourth or fifth anniversary of the grant date depending on the grant. For such RSUs, the Company applies the Monte Carlo option-pricing model for determining the fair value on the date of grant.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from the Company’s consolidated financial statements. The operating results for any period should not be considered indicative of the results expected for any future period.

	Year Ended September 30,
	2012	2011	2010
REVENUE:
Software licenses	65%	55%	54%
Maintenance	30	35	36
Professional Services	5	10	10
Total revenue	100	100	100

COSTS AND EXPENSES:
Cost of software licenses	9	13	14
Cost of maintenance and services	10	14	16
Sales and marketing	47	35	33
Engineering and product development	11	14	15
General and administrative	17	24	20
Total costs and expenses	94	100	98
INCOME FROM OPERATIONS	6	—	2
Other (expense) income, net	(2)	1	—
INCOME BEFORE INCOME TAXES	4	1	2
Provision for income taxes	—	—	—
NET INCOME	4%	1%	2%

Fiscal Year Ended September 30, 2012 as Compared to
Fiscal Year Ended September 30, 2011

Total Revenues

The following table presents revenue, revenue increase (decrease) and percentage change in revenue for the years ended September 30, 2012 and 2011:

	Year Ended September 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands)

Software licenses	$16,800	$9,858	$6,942	70%
Maintenance	7,902	6,219	1,683	27%
Professional services	1,304	1,808	(504)	(28)%

Total revenue	$26,006	$17,885	$8,121	45%

Revenue for the fiscal year ended September 30, 2012 was $26,006,000 which represents an increase of $8,121,000 or 45% from revenue of $17,885,000 for the fiscal year ended September 30, 2011. For fiscal 2012, Information Optimization Solutions (including Monarch Professional, Datawatch Data Pump, Datawatch Enterprise Server, Datawatch Enterprise Server – Cloud, Datawatch RMS, Datawatch Report Manager on Demand, Datawatch Dashboards and iMergence), and Business Service Management Solutions (including Visual QSM and Visual HD) revenue accounted for 95% and 5% of total revenue, respectively, as compared to 91% and 9%, respectively, for fiscal 2011.

Software license revenue for the fiscal year ended September 30, 2012 was $16,800,000 or approximately 65% of total revenue, as compared to $9,858,000 or approximately 55% of total revenue for the fiscal year ended September 30, 2011. This represents an increase of $6,942,000 or approximately 70% from fiscal 2011. The increase in software license revenue consists of a $7,013,000 increase in Information Optimization Solutions which was partially offset by a $71,000 decrease in Business Service Management Solutions. The Company attributes the increase in software license revenue to its new product positioning and the investments the Company has made in its sales and marketing organization which resulted in both increased desktop and enterprise license sales during the year.

Maintenance revenue for the fiscal year ended September 30, 2012 was $7,902,000 or approximately 30% of total revenue, as compared to $6,219,000 or approximately 35% of total revenue for the fiscal year ended September 30, 2011. This represents an increase of $1,683,000 or approximately 27% from fiscal 2011. The increase in maintenance revenue consists of a $1,788,000 increase in Information Optimization Solutions which was partially offset by a $105,000 decrease in Business Service Management Solutions. The Company attributes the overall increase in maintenance revenue to higher overall sales and higher renewal rates of Monarch Professional.

Professional services revenue for the fiscal year ended September 30, 2012 was $1,304,000 or approximately 5% of total revenue, as compared to $1,808,000 or approximately 10% of total revenue for the fiscal year ended September 30, 2011. This represents a decrease of $504,000 or approximately 28% from fiscal 2011. The decrease in professional services revenue consists of a $392,000 decrease in Information Optimization Solutions and a $112,000 decrease in Business Service Management Solutions. This decrease is due to lower consulting services primarily within the Company’s Report Manager On Demand and Visual QSM product offerings.

Costs and Operating Expenses

The following table presents costs of sales and operating expenses, increase (decrease) in costs of sales and operating expenses and percentage changes in costs of sales and operating expenses for the years ended September 30, 2012 and 2011:

	Year Ended September 30,		Increase /	Percentage
	2012	2011	(Decrease)	Change
	(in thousands)
Cost of software licenses	$2,270	$2,237	$33	1%
Cost of maintenance and services	2,530	2,537	(7)	—%
Sales and marketing	12,263	6,268	5,995	96%
Engineering and product development	2,790	2,502	288	12%
General and administrative	4,610	4,274	336	8%

Total costs and operating expenses	$24,463	$17,818	$6,645	37%

 Cost of software licenses for the fiscal year ended September 30, 2012 was $2,270,000 or approximately 14% of software license revenues, as compared to $2,237,000 or approximately 23% of software license revenues for the fiscal year ended September 30, 2011. The increase in cost of software licenses is primarily due to higher software amortization costs attributable to the acquisition of intellectual property underlying the Company’s Monarch Professional and Datawatch Data Pump products on March 30, 2012 which was partially offset by lower royalty expense. As a result of this acquisition, the Company is no longer charging royalty expense to cost of software licenses but is amortizing the purchase price of the intellectual property to cost of software licenses. See additional information regarding the amortization of the intellectual property in Note 2 to the Company’s consolidated financial statements.

Cost of maintenance and services for the fiscal year ended September 30, 2012 was $2,530,000 or approximately 27% of maintenance and services revenue, as compared to $2,537,000 or approximately 32% of maintenance and services revenue for the fiscal year ended September 30, 2011.

Sales and marketing expenses for the fiscal year ended September 30, 2012 were $12,263,000, or 47% of total revenue as compared to $6,268,000, or approximately 35% of total revenue for fiscal 2011. The increase in sales and marketing expenses of $5,995,000, or approximately 96%, is due to increased commissions, higher wages and employee-related costs attributable to increased headcount and increased promotional, lead generation and consulting costs as compared to last year. The increases reflect the Company’s significant investment in a new sales and marketing team during the most recent fiscal year to accelerate revenue generation. The Company does not expect increases of this magnitude to continue.

Engineering and product development expenses were $2,790,000, or 11% of total revenue for the fiscal year ended September 30, 2012 as compared to $2,502,000, or 14% of total revenue in fiscal 2011. The increase in engineering and product development expenses of $288,000, or approximately 12%, is primarily attributable to higher wages and other employee-related costs due to increased headcount offset by lower external consulting costs as compared to last year.

General and administrative expenses were $4,610,000, or 17% of total revenue for the fiscal year ended September 30, 2012 as compared to $4,274,000 or 24% of total revenue in fiscal 2011. The increase in general and administrative expenses of $336,000, or approximately 8%, is primarily attributable to higher external consulting costs as well as higher stock compensation and employee-related costs as compared to last year.

Interest income and other income (expense) for the fiscal year ended September 30, 2012 represents primarily interest expense related to both the Company’s $4.0 million subordinated note with a private investment company and borrowings under a $2.0 million revolving credit facility with a bank. Both of these financings were issued in connection with the Company’s acquisition of the intellectual property underlying its Monarch Professional and Datawatch Data Pump product offerings. Interest income and other income (expense) for the fiscal year ended September 30, 2011 included interest income of $4,000 and miscellaneous income representing old accounts receivable write-offs in the United Kingdom of $7,000.

Gain (loss) on foreign currency transactions for the fiscal year ended September 30, 2012 was a loss of $126,000 as compared to a gain of $89,000 for the fiscal year ended September 30, 2011. The foreign currency loss for the fiscal year ended September 30, 2012 was attributable to the settlement of intercompany account balances due to the dissolution of one of the Company’s foreign subsidiaries and the repatriation of international funds to the US required by the Company’s line of credit facility which was entered into on March 30, 2012. The foreign currency gain for the fiscal year ended September 30, 2011 is partially attributable to the repayment of intercompany loans between the Australian and UK subsidiaries. Additionally, the foreign currency gains (losses) recorded in both periods were partially due to foreign currency rate volatility between the Euro and British pound during these periods.

 Income tax expense for the years ended September 30, 2012 and 2011 was $50,000 and $35,000, respectively. Income tax expense for both years includes a provision for uncertain tax positions relative to foreign taxes of $25,000. In addition, income tax expense includes minimum state tax liabilities and federal alternative minimum taxes totaling $25,000 and $10,000 for the years ended September 30, 2012 and 2011, respectively.

Net income for the year ended September 30, 2012 was $1,034,000, or $0.15 per diluted share, as compared to $132,000, or $0.02 per diluted share, for the year ended September 30, 2011.

Fiscal Year Ended September 30, 2011 as Compared to
Fiscal Year Ended September 30, 2010

Total Revenues

The following table presents total revenue, total revenue increase (decrease) and percentage change in total revenue for the years ended September 30, 2011 and 2010:

	Year Ended September 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands)

Software licenses	$9,858	$9,563	$295	3%
Maintenance	6,219	6,322	(103)	(2)%
Professional services	1,808	1,789	19	1%

Total revenue	$17,885	$17,674	$211	1%

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

Software license revenue for the fiscal year ended September 30, 2011 was $9,858,000 or approximately 55% of total revenue, as compared to $9,563,000, or approximately 54% of total revenue for the fiscal year ended September 30, 2010. This represents an increase of $295,000 or approximately 3% from fiscal 2010. The overall increase in software license revenue consists of a $361,000 increase in Report Analytics Solutions which was partially offset by a $66,000 decrease in Business Service Management Solutions. The Company attributes the overall increase in software license revenue to its new product positioning and the investments the Company has made in its sales and marketing organization which has resulted in increased enterprise license sales during the year.

Maintenance revenue for the fiscal year ended September 30, 2011 was $6,219,000 or approximately 35% of total revenue, as compared to $6,322,000 or approximately 36% of total revenue for the fiscal year ended September 30, 2010. This represents a decrease of $103,000 or approximately 2% from fiscal 2010. The decrease in maintenance revenue consists of a $74,000 decrease in Business Service Management Solutions and a $29,000 decrease in Report Analytics Solutions. The Company attributes the overall decrease in maintenance revenue to lower renewal rates of enterprise product customers which was partially offset by maintenance on the Monarch product line.

Professional services revenue for the fiscal year ended September 30, 2011 was $1,808,000 or approximately 10% of total revenue, as compared to $1,789,000 or approximately 10% of total revenue for the fiscal year ended September 30, 2010. This represents an increase of $19,000 or approximately 1% from fiscal 2010. The increase in professional services revenue consists of a $197,000 increase in Report Analytics Solutions and a $178,000 decrease in Business Service Management Solutions.

Costs and Operating Expenses

The following table presents costs of sales and operating expenses, increase (decrease) in costs of sales and operating expenses and percentage changes in costs of sales and operating expenses for the years ended September 30, 2011 and 2010:

	Year Ended September 30,		Increase /	Percentage
	2011	2010	(Decrease)	Change
	(in thousands)
Cost of software licenses	$2,237	$2,382	$(145)	(6)%
Cost of maintenance and services	2,537	2,893	(356)	(12)%
Sales and marketing	6,268	5,786	482	8%
Engineering and product development	2,502	2,658	(156)	(6)%
General and administrative	4,274	3,564	710	20%

Total costs and operating expenses	$17,818	$17,283	$535	3%

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

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire through 2016. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $454,000, $352,000 and $301,000 for fiscal years 2012, 2011 and 2010, respectively.

As of September 30, 2012, the Company’s contractual obligations include minimum rental commitments under non-cancelable operating leases, long-term debt obligations and other liabilities related to uncertain tax positions as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Lease Obligations	$880	$404	$351	$125	$—

Long-term Debt Obligations	$4,000	$—	$1,267	$1,600	$1,133

Other Liabilities	$200	$—	$—	$—	$200

Prior to the acquisition of intellectual property disclosed in Note 2 to the Company’s Consolidated Financial Statements, the Company was obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $1,161,000, $1,630,000 and $1,436,000, respectively, for the years ended September 30, 2012, 2011 and 2010. As a result of the acquisition of the intellectual property, the Company is no longer required to pay royalties related to its Monarch Professional and Datawatch Data Pump products. Minimum royalty obligations were insignificant for fiscal years 2012, 2011 and 2010.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes its exposure related to these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2012.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of September 30, 2012.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of September 30, 2012.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes its exposure related to these indemnification agreements is minimal. The Company has no liabilities recorded for these potential obligations as of September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At September 30, 2012, the Company had $8,722,000 of cash and equivalents, an increase of $338,000 from September 30, 2011.

At September 30, 2012, the Company had working capital of approximately $4,041,000 as compared to $5,423,000 as of September 30, 2011. The Company expects cash flows from operations to remain positive as it anticipates profitability in the future. However, if the Company’s cash flow from operations were to decline significantly, it may need to consider reductions to its operating expenses. The Company does not anticipate additional cash requirements to fund growth or the acquisition of additional complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that the Company will be able to issue additional equity or obtain a new or expanded credit facility at attractive prices or rates, or at all.

The Company had net income of approximately $1,034,000 for the year ended September 30, 2012 as compared to net income of approximately $132,000 for the year ended September 30, 2011 and $380,000 for the year ended September 30, 2010. During the years ended September 30, 2012, 2011 and 2010, approximately $3,956,000, $1,147,000 and $1,569,000, respectively, of cash was provided by the Company’s operations. During fiscal year 2012, the main source of cash from operations was net income adjusted for depreciation and amortization and share-based compensation expense, as well as an increase in deferred revenue.

Net cash used in investing activities for the year ended September 30, 2012 of $8,819,000 is primarily related to the acquisition of intellectual property from Math Strategies as well as the purchase of property and equipment and capitalized software development costs.

Net cash provided by financing activities for the year ended September 30, 2012 of $5,089,000 is primarily related to cash received from the issuance of a $4.0 million long-term subordinated note and the borrowing of $1.5 million under a $2.0 million revolving credit facility as well as proceeds from the exercise of stock options.

On March 30, 2012, the Company entered into a Note and Warrant Purchase Agreement with a private investment company. The terms of the Note and Warrant Purchase Agreement include a $4.0 million subordinated note and warrants for 185,000 shares of the Company’s common stock. The subordinated note has a maturity date of February 28, 2019, with interest due monthly on the unpaid principal amount of the note at the rate of 10% per annum in arrears. Additionally, beginning on March 31, 2014 and on the last day of each month thereafter until the maturity date, the Company will make principal payments totaling $66,667. The Company is required under this agreement to maintain certain interest coverage and leverage ratios.  As of September 30, 2012, the Company was in compliance with the covenants under the Note and Warrant Purchase Agreement.

On March 30, 2012, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with a bank which established a $2.0 million revolving line of credit facility and borrowed $1.5 million under the Loan Agreement on that date. The Loan Agreement terminates on March 29, 2014. On that date, the principal amount of all advances under the revolving line and all unpaid interest thereon will become due and payable. The principal amount outstanding under the revolving line accrues interest at a floating rate per annum equal to 1.5% above the prime rate, with the prime rate having a floor of 3.25%. The Company can borrow under the revolving line of credit based on a formula percentage of its accounts receivable balance. Additionally, the Loan Agreement requires that the Company maintain certain net asset and net income ratios.  The Company’s obligations under the line of credit facility are secured by substantially all of the Company’s assets other than intellectual property.  As of September 30, 2012, the Company was in compliance with the covenants under the Loan Agreement.

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

Item 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At September 30, 2012, the Company did not participate in or hold any derivative financial instruments or commodity instruments. The Company holds no investment securities that possess significant market risk.

Primary Market Risk Exposures

The Company’s primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by the Company’s foreign subsidiaries and are denominated in local currency. Approximately 15%, 23% and 25% of the Company’s revenues for 2012, 2011 and 2010, respectively, were from foreign subsidiaries. In addition, approximately 17%, 19% and 20% of the Company’s operating expenses for fiscal 2012, 2011 and 2010, respectively, were from foreign subsidiaries.

The Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in several currencies, of which the most significant to our operations has historically been the British Pound. The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to the Company’s international subsidiaries, if any, are usually considered to be of a long-term investment nature. Accordingly, the majority of currency movements are reflected in the Company’s other comprehensive income (loss). There are, however, certain situations where the Company will invoice customers in currencies other than its own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in foreign currency transaction (losses) gains in the consolidated statements of operations. Foreign currency transaction loss for the fiscal year ended September 30, 2012 was $126,000. Foreign currency transaction gains for the fiscal years ended September 30, 2011 and 2010 were $89,000 and $24,000, respectively. Currently, the Company does not engage in foreign currency hedging activities.

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

We have audited the accompanying consolidated balance sheets of Datawatch Corporation and subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datawatch Corporation and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP

Boston, Massachusetts
December 21, 2012

DATAWATCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and equivalents	$8,722	$8,384
Accounts receivable, less allowance for doubtful accounts and sales returns	4,391	2,966
of $212 in 2012 and $148 in 2011
Inventories	59	49
Prepaid expenses	532	528
Total current assets	13,704	11,927

Property and equipment
Office furniture and equipment	1,296	1,232
Software	492	477
Leasehold improvements	551	509
	2,339	2,218
Less accumulated depreciation and amortization	(2,058)	(1,948)
Net property and equipment	281	270

Acquired intellectual property, net	7,745	—
Other intangible assets, net	792	878
Other long-term assets	283	59
Total assets	$22,805	$13,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$900	$—
Accounts payable	676	879
Accrued expenses	1,792	1,802
Deferred revenue	6,295	3,823
Total current liabilities	9,663	6,504

LONG-TERM LIABILITIES:
Note payable, net of unamortized debt discount of $1,017	2,983	—
Deferred revenue, long-term	265	113
Other liabilities	200	175
Total long-term liabilities	3,448	288

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 20,000,000 shares authorized;	64	62
issued, 6,372,465 shares and 6,175,978 shares, respectively;
outstanding, 6,358,219 shares and 6,161,732 shares, respectively
Additional paid-in capital	26,710	24,476
Accumulated deficit	(15,824)	(16,858)
Accumulated other comprehensive loss	(1,116)	(1,198)
	9,834	6,482
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	9,694	6,342

Total liabilities and shareholders' equity	$22,805	$13,134

 See notes to consolidated financial statements.

DATAWATCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended September 30,
	2012	2011	2010
REVENUE:
Software licenses	$16,800	$9,858	$9,563
Maintenance	7,902	6,219	6,322
Professional services	1,304	1,808	1,789
Total revenue	26,006	17,885	17,674

COSTS AND EXPENSES:
Cost of software licenses	2,270	2,237	2,382
Cost of maintenance and services	2,530	2,537	2,893
Sales and marketing	12,263	6,268	5,786
Engineering and product development	2,790	2,502	2,658
General and administrative	4,610	4,274	3,564
Total costs and expenses	24,463	17,818	17,283

INCOME FROM OPERATIONS	1,543	67	391
Interest income and other income (expense), net	(333)	11	2
Foreign currency transaction (losses) gains	(126)	89	24

INCOME FROM OPERATIONS BEFORE INCOME TAXES	1,084	167	417
Provision for income taxes	(50)	(35)	(37)

NET INCOME	$1,034	$132	$380

Net income per share - basic:	$0.17	$0.02	$0.06
Net income per share - diluted:	$0.15	$0.02	$0.06

Weighted-average shares outstanding - basic	6,252	6,039	5,936
Weighted-average shares outstanding - diluted	6,730	6,235	6,061

See notes to consolidated financial statements.

DATAWATCH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended September 30, 2012, 2011 and 2010
(In thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Income	Shares	Amount	Total

BALANCE,
OCTOBER 1, 2009	5,940,085	$59	$23,634	$(17,370)	$(1,017)		(14,246)	$(140)	$5,166
Stock options exercised/
vesting of restricted
stock units	18,152	1							1
Share-based compensation
expense			192						192
Comprehensive income:
Translation adjustments					(60)	(60)			(60)
Net income				380		380			380

Total comprehensive income						$320

BALANCE,
SEPTEMBER 30, 2010	5,958,237	60	23,826	(16,990)	(1,077)		(14,246)	(140)	5,679
Stock options exercised/
vesting of restricted
stock units	217,741	2	386						388
Share-based compensation
expense			264						264
Comprehensive income:
Translation adjustments					(121)	(121)			(121)
Net income				132		132			132

Total comprehensive income						$11

BALANCE,
SEPTEMBER 30, 2011	6,175,978	62	24,476	(16,858)	(1,198)		(14,246)	(140)	6,342
Stock options exercised/
vesting of restricted
stock units	196,487	2	259						261
Share-based compensation
expense			879						879
Fair value of warrants			1,096						1,096
Comprehensive income:
Translation adjustments					82	82			82
Net income				1,034		1,034			1,034

Total comprehensive income						$1,116

BALANCE,
SEPTEMBER 30, 2012	6,372,465	$64	$26,710	$(15,824)	$(1,116)		(14,246)	$(140)	$9,694

See notes to consolidated financial statements.

DATAWATCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,034	$132	$380
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,220	753	1,234
Provision for doubtful accounts and sales returns	63	(17)	(50)
Loss on disposition of fixed assets	1	—	—
Share-based compensation	879	264	192
Non-cash interest expense on warrants	79	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,467)	(727)	782
Inventories	(10)	(10)	26
Prepaid expenses and other assets	(222)	(247)	56
Accounts payable, accrued expenses and other liabilities	(206)	632	(621)
Deferred revenue	2,585	367	(430)
Cash provided by operating activities	3,956	1,147	1,569

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures	(146)	(128)	(110)
Purchase of intellectual property	(8,616)	—	—
Capitalized software development costs	(54)	—	(3)
Decrease in restricted cash	—	89	18
Increase in other assets	(3)	(37)	(3)
Cash used in investing activities	(8,819)	(76)	(98)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	261	388	—
Advances on line of credit	1,500	—	—
Repayments on line of credit	(600)
Proceeds from issuance of note payable	4,000	—	—
Debt issuance costs	(72)	—	—
Cash provided by financing activities	5,089	388	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	112	(128)	(67)
AND EQUIVALENTS

INCREASE IN CASH AND EQUIVALENTS	338	1,331	1,404
CASH AND EQUIVALENTS, BEGINNING OF YEAR	8,384	7,053	5,649
CASH AND EQUIVALENTS, END OF YEAR	$8,722	$8,384	$7,053

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$92	$32	$35

Interest paid	$239	$—	$—

See notes to consolidated financial statements.

DATAWATCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Datawatch Corporation (the “Company” or “Datawatch”) designs, develops, markets and distributes business computer software products. The Company also provides services, including implementation and support of its software products, as well as training on their use and administration. The Company is subject to a number of risks including dependence on key individuals, competition from substitute products and larger companies and the need for successful ongoing development and marketing of products.

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

The Company licenses its software products directly to end-users, through value added resellers and through distributors. Sales to distributors and resellers accounted for approximately 31%, 41% and 43% of total sales for the years ended September 30, 2012, 2011 and 2010, respectively. Revenue from the sale of all software products (when separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collectability is reasonably assured, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Both types of the Company’s software product offerings are considered “off-the-shelf” as such term is customarily defined. The Company’s software products can be installed and used by customers on their own with little or no configuration required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses, and the license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations by the Company.

Datawatch software products are generally sold in multiple element arrangements which may include software licenses, professional services and post-contract customer support. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to the software license. In applying the residual method, the Company deducts from the sale proceeds the VSOE of fair value of the professional services and post-contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and generally do not involve modification or customization of the software or any unusual acceptance clauses or terms. We have established VSOE of fair value for the majority of our professional services using the bell-shaped curve method. Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post-contract customer support services is deferred and recognized ratably over the period of support (generally one year). Such deferred amounts are recorded as part of deferred revenue in the Company’s consolidated balance sheets. We have established VSOE of fair value for the majority of our post-contract customer support based on stated renewal rates only if the rate is determined to be substantive and falls within the Company’s customary pricing practices. VSOE of fair value for sales through the Company's distribution channel was established using the bell-shaped curve method. VSOE calculations are updated and reviewed quarterly.

The Company also licenses its enterprise software using a subscription model. At the time a customer enters into a binding agreement to purchase a subscription, the customer is invoiced for an initial 90 day service period and an account receivable and deferred revenue are recorded. Beginning on the date the software is installed at the customer site and available for use by the customer, and provided that all other criteria for revenue recognition are met, the deferred revenue amount is recognized ratably over the period the service is provided. The customer is then invoiced every 90 days and revenue is recognized ratably over the period of the subscription. The subscription arrangement includes software, maintenance and unspecified future upgrades on a when and if available basis including major version upgrades. The subscription renewal rate is the same as the initial subscription rate. Subscriptions can be cancelled by the customer at any time by providing 90 days prior written notice following the first year of the subscription term.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company analyzes accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Actual results could differ from the allowances recorded, and this difference could have a material effect on the Company’s financial position and results of operations. Receivables are written off against these allowances in the period they are determined to be uncollectible.

For the fiscal years ended September 30, 2012, 2011 and 2010, changes to and ending balances of the allowance for doubtful accounts were approximately as follows:

	2012	2011	2010
	(in thousands)

Allowance for doubtful accounts balance - beginning of year	$78	$129	$160
Additions to the allowance for doubtful accounts	93	92	99
Deductions against the allowance for doubtful accounts	(64)	(143)	(130)
Allowance for doubtful accounts balance - end of year	$107	$78	$129

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

For the fiscal years ended September 30, 2012, 2011 and 2010, changes to and ending balances of the sales returns reserve were approximately as follows:

	2012	2011	2010
	(in thousands)

Sales returns reserve balance - beginning of year	$70	$35	$55
Additions to the sales returns reserve	117	101	12
Deductions against the sales returns reserve	(82)	(66)	(32)
Sales returns reserve balance - end of year	$105	$70	$35

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

For the fiscal years ended September 30, 2012, 2011 and 2010, amounts related to capitalized and purchased software development costs were approximately as follows:

	2012	2011	2010
	(in thousands)

Capitalized and purchased software balance - beginning of year	$14	$396	$1,106
Capitalized software development costs	54	—	3
Amortization of capitalized software development costs and
purchased software	(38)	(382)	(713)
Capitalized and purchased software balance - end of year	$30	$14	$396

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

Concentration of Credit Risks and Major Customers

The Company licenses its products and services to U.S. and non-U.S. distributors and other software resellers, as well as to end users, under customary credit terms. Two customers, Ingram Micro, Inc. and Lifeboat Distribution, individually accounted for the following percentages of total revenue and accounts receivable for the periods indicated:

	Percentage of total revenue			Percentage of total
	for the year ended			accounts receivable at
	September 30,			September 30,
	2012	2011	2010	2012	2011

Ingram Micro, Inc.	4%	13%	11%	0%	14%

Lifeboat Distribution	17%	15%	12%	19%	18%

The Company licenses to Lifeboat Distribution under a distribution agreement which automatically renews for successive one-year terms unless terminated. On December 6, 2011, the Company exercised a 90 day notice provision under a distribution agreement with Ingram Micro, Inc. to terminate its relationship with that distributor. The termination was effective March 6, 2012. Effective March 7, 2012, Lifeboat Distribution became the sole North American distributor for the Company’s Monarch Professional platform. In addition to the customers listed above, one additional customer, Unisys Belgium, individually accounted for 24% of total accounts receivable at September 30, 2012. Other than these customers, no other customer constitutes a significant portion (more than 10%) of revenues or accounts receivable for the periods presented. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

 Deferred Revenue

Deferred revenue consisted of the following at September 30:

	2012	2011
	(in thousands)

Maintenance	$5,167	$3,794
License	1,257	33
Other	136	109
Total	6,560	3,936

Less: Long-term portion of deferred maintenance	(265)	(113)

Current portion of deferred revenue	$6,295	$3,823

Maintenance deferred revenue consists of the unearned portion of post-contract customer support services provided by the Company to customers who purchased maintenance agreements for the Company’s products. Maintenance revenues are recognized on a straight-line basis over the term of the maintenance period, generally 12 months.

Other deferred revenue consists of deferred subscription and professional services revenue generated from arrangements that are invoiced in accordance with the terms and conditions of the arrangement but do not meet all the criteria for revenue recognition and are, therefore, deferred until all revenue recognition criteria are met.

Inventories

Inventories consist of software components, primarily software manuals, compact disks and retail packaging materials. Inventories are valued at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment consists of office equipment, furniture and fixtures, software and leasehold improvements, all of which are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or over the terms, if shorter, of the related leases. Useful lives and lease terms range from three to seven years. Depreciation and amortization expense related to property and equipment was $137,000, $197,000 and $267,000, respectively, for the years ended September 30, 2012, 2011 and 2010.

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

Intangible Assets

Intangible assets consist of acquired intellectual property and internally developed software, patents and customer lists acquired through business combinations. The values allocated to the majority of these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in cost of software licenses. The values allocated to customer relationships are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in sales and marketing expenses. The values allocated to loan acquisition costs are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in interest income and other income (expense), net. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

Other intangible assets, net, were comprised of the following as of September 30, 2012 and 2011:

	Weighted	September 30, 2012			September 30, 2011
	Average	Gross		Net	Gross		Net
Identified Intangible	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Asset	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)

Capitalized software	2	$1,190	$1,160	$30	$2,662	$2,648	$14
Purchased software	5	700	700	—	700	700	—
Patents	20	160	65	95	160	57	103
Customer lists	10	1,790	1,195	595	1,790	1,029	761
Non-compete agreements	4	640	640	—	640	640	—
Trademark	2	21	21	—	21	21	—
Loan acquisition costs	4	88	16	72	—	—	—

Total		$4,589	$3,797	$792	$5,973	$5,095	$878

The intangible asset amounts amortized to cost of software licenses totaled $46,000, $390,000 and $721,000 for fiscal 2012, 2011 and 2010, respectively. Intangible asset amounts amortized to sales and marketing expense totaled $166,000, $166,000 and $245,000, respectively.  Intangible asset amounts amortized to interest income and other income (expense), net totaled $16,000 for fiscal 2012. There were no intangible asset amounts amortized to interest income and other income (expense), net in fiscal years 2011 or 2010.

As of September 30, 2012, the estimated future amortization expense related to amortizing intangible assets was as follows (in thousands):

Fiscal Years Ending September 30,

2013	$235
2014	193
2015	179
2016	110
2017	13
Thereafter	62

Total estimated future amortization expense	$792

Financial Instruments

The Company’s financial instruments consist primarily of cash and equivalents, accounts receivable and accounts payable and their carrying values approximate fair value because of their short-term nature.

Fair Value Measurements

Fair value is the price that would be received for an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company is required to classify certain assets and liabilities based on the following fair value hierarchy.

•	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; and

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2012 and 2011 (in thousands):

	September 30, 2012				September 30, 2011
				Estimated				Estimated
	Fair Value Measurement			Fair	Fair Value Measurement			Fair
	Using Input Types			Value	Using Input Types			Value
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$2,234	$—	$—	$2,234	$2,233	$—	$—	$2,233
Total assets at fair value	2,234	—	—	2,234	2,233	—	—	2,233

Liablities:
Line of credit	$900	$—	$—	$900	$—	$—	$—	$—
Note payable	4,000	—	—	4,000	—	—	—	—
Debt discount	—	(1,017)	—	(1,017)	—	—	—	—
Total liabilities at fair value	$4,900	$(1,017)	$—	$3,883	$—	—	—	—

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

The following table presents the options and restricted stock units that were not included in the computation of diluted net income per share, because the effect was antidilutive for the years ended September 30, 2012 and 2011:

	2012	2011	2010

Quantity of option shares not included	123,105	105,819	270,916
Weighted-average exercise price	$12.30	$5.18	$4.46

Foreign Currency Translations and Transactions

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at rates in effect at each balance sheet date. Revenues, expenses and cash flows are translated into U.S. dollars at average rates prevailing when transactions occur. The related translation adjustments are reported as a separate component of shareholders’ equity under the heading “Accumulated Other Comprehensive Loss.” Gains and losses resulting from transactions that are denominated in currencies other than the applicable unit’s functional currency are included in the operating results of the Company and were a loss of $126,000 for the year ended September 30, 2012 and gains of $89,000 and $24,000, respectively, for the years ended September 30, 2011 and 2010, respectively.  The foreign currency loss in 2012 was attributable primary to the settlement of intercompany balances due to the dissolution of one of the Company's foreign subsidiaries and the repatriation of international funds to the U.S. required by the Company's line of credit facility which was entered into in March 2012.

Advertising and Promotional Materials

Advertising costs are expensed as incurred and amounted to $9,000, $138,000 and $151,000 in 2012, 2011 and 2010, respectively. Direct mail/direct response costs are expensed over the period in which the associated revenue is recognized, generally three to six months from the date of the mailing. Direct mail expense was $9,000, $52,000 and $48,000, respectively. There were no deferred direct mail/direct response costs at September 30, 2012 or 2011.

Share-Based Compensation

All share-based awards, including grants of employee stock options and restricted stock units, are recognized in the financial statements based on their fair value at date of grant.

The Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s share-based awards are accounted for as equity instruments and there have been no liability awards granted. See additional share-based compensation disclosure in Note 7 to the Company’s consolidated financial statements.

Comprehensive Income

The only item other than net income that is included in comprehensive income is foreign currency translation adjustments. Foreign currency translation gains arising during fiscal 2012 were $82,000. Foreign currency translation losses arising during fiscal 2011 and 2010 were $121,000 and $60,000, respectively.

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

Guarantees and Indemnifications

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. The Company has never incurred significant expense under its product or service warranties and does not expect to do so in the future. As a result, the Company believes its exposure related to these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2012 or September 30, 2011.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of September 30, 2012 or 2011.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of September 30, 2012 or 2011.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy limits the Company’s exposure and would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage for directors, the Company believes its exposure related to these indemnification agreements is minimal. The Company has no liabilities recorded for these potential obligations as of September 30, 2012 or 2011.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Under this standard, an entity can elect to present items of net income and other comprehensive income in one continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating what impact, if any, this standard will have on its consolidated financial statements.

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

On March 30, 2012, the Company acquired the intellectual property which consisted primarily of the source code underlying its Monarch Professional and Datawatch Data Pump products pursuant to an Option Purchase Agreement dated as of April 29, 2004 by and among the Company, Personics Corporation, Raymond J. Huger and Math Strategies, as amended (the “Option Agreement”). Under the formula contained in the Option Agreement, the purchase price paid for the intellectual property assets was $8,541,000 which was calculated based on a multiple of the aggregate royalties paid to Math Strategies by the Company for the four fiscal quarters preceding the exercise of the option. Additionally, the Company capitalized approximately $75,000 in closing costs and adjustments pursuant to a Supplemental Agreement dated March 30, 2012 between the Company and Raymond J. Huger. The intellectual property assets are being amortized to cost of software licenses using the straight-line method over the estimated life of the asset, which is five years. Amortization expense related to the intellectual property assets for the year ended September 30, 2012 was $871,000. The estimated future amortization expense related to the intellectual property is as follows (in thousands):

Fiscal Years Ended September 30,

2013	$1,723
2014	1,723
2015	1,723
2016	1,723
2017	853

Total estimated future amortization expense	$7,745

The purchase was funded in part through the issuance by the Company of a $4.0 million subordinated note and warrants for 185,000 shares of Company common stock to Massachusetts Capital Resource Company (“MCRC”), pursuant to a Note and Warrant Purchase Agreement entered into with MCRC as of March 30, 2012, and through the borrowing of $1.5 million under a new $2.0 million revolving credit facility with Silicon Valley Bank (“SVB”), pursuant to a Loan and Security Agreement entered into with SVB as of March 30, 2012. See additional financing arrangement disclosures in Note 4 to the Company’s consolidated financial statements.

3.	ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30:

	2012	2011
	(in thousands)

Accrued salaries and benefits	$163	$178
Accrued royalties and commissions	988	937
Accrued severance	141	114
Accrued professional fees	208	244
Other	292	329

Total	$1,792	$1,802

4.        FINANCING ARRANGEMENTS

 Revolving Line of Credit

In connection with the acquisition of intellectual property disclosed in Note 2 to the Company's Consolidated Financial Statements, on March 30, 2012, the Company entered into a $2.0 million revolving credit facility with Silicon Valley Bank (“SVB”), pursuant to a Loan and Security Agreement with SVB. On March 30, 2012, the Company borrowed $1.5 million under this revolving credit facility. The revolving line of credit under the SVB facility terminates on March 29, 2014. On that date, the principal amount of all advances then outstanding under the revolving line and all unpaid interest thereon will become due and payable. The principal amount outstanding under the revolving line accrues interest at a floating rate per annum equal to 1.5% above the prime rate, with the prime rate having a floor under the SVB agreement of 3.25%. The Company can borrow under the SVB revolving line of credit based on a formula percentage of its accounts receivable balance. Additionally, the SVB facility requires that the Company maintain certain net asset and net income ratios. The Company was in compliance with the covenants under its Loan and Security Agreement at September 30, 2012. The Company’s obligations under the SVB facility are secured by substantially all of the Company’s assets other than intellectual property. The Company repaid $600,000 under the line of credit in September 2012. The principal amount outstanding under the revolving line of credit at September 30, 2012 was $900,000.

Subordinated Note and Warrants

Also in connection with the intellectual property acquisition on March 30, 2012, the Company entered into a Note and Warrant Purchase Agreement with Massachusetts Capital Resource Company (“MCRC”), the terms of which include a $4.0 million subordinated note and warrants for 185,000 shares of the Company’s common stock. The subordinated note issued to MCRC has a maturity date of February 28, 2019, with interest due monthly on the unpaid principal amount of the note at the rate of 10% per annum in arrears. The subordinated note also contains interest rate premiums on any optional redemption of principal payments during the first three years of the agreement. The Company is also required under the MCRC agreement to maintain certain interest coverage and leverage ratios. The Company was in compliance with the covenants under its Note and Warrant Purchase Agreement at September 30, 2012.

Future principal payments related to the subordinated note are as follows (in thousands):

Fiscal Years Ended September 30,

2013	$—
2014	467
2015	800
2016	800
2017	800
Thereafter	1,133

Total future principal payments	$4,000

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

The Company accounted for the borrowing under the Note and Warrant Purchase Agreement in accordance with the guidance prescribed in the Financial Accounting Standards Board Accounting Standard Codification Topic 470-20, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“ASC 470-20”). In accordance with ASC 470-20, the value of the stock purchase warrants is considered an Original Issue Discount (“OID”) which is required to be amortized over the life of the note as interest expense with a corresponding credit to notes payable.  The fair value of the warrants on March 30, 2012, as determined under the Accounting Standard Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), was approximately $1.1 million which is included in Additional Paid in Capital in the Company’s consolidated balance sheets at September 30, 2012. The Company used the Black-Scholes pricing model to calculate the fair value of warrants which included the following key assumptions: the expected life of the warrants (7 years), stock price volatility (68.18%), risk-free interest rate (1.61%) and dividend yield (0%).   The unamortized debt discount at September 30, 2012 was $1,017,000 which will be amortized to interest expense over the life of the subordinated note which is seven years. During the year ended September 30, 2012, interest expense related to the warrants was approximately $79,000.

5.        COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire through 2016. The lease agreements generally provide for the payment of minimum annual rentals, pro-rata share of taxes, and maintenance expenses. Rental expense for all operating leases was $454,000 $352,000 and $301,000 for the years ended September 30, 2012, 2011 and 2010, respectively. Certain of the Company’s facility leases include options to renew.

As of September 30, 2012, minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

Years Ending September 30,

2013	$404
2014	179
2015	172
2016	125
2017	—

Total future minimum lease payments	$880

Royalties

Prior to the acquisition of intellectual property disclosed in Note 2 to the consolidated financial statements, the Company was obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $1,161,000, $1,630,000 and $1,436,000 for the years ended September 30, 2012, 2011 and 2010, respectively. Minimum royalty obligations were insignificant for fiscal years 2012, 2011 and 2010. As a result of the acquisition of the intellectual property, the Company is no longer required to pay royalties related to its Monarch Professional and Datawatch Data Pump products.

Contingencies

From time to time, the Company is subject to claims and may be party to actions that arise in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company’s consolidated financial condition or results of operations.

6.	INCOME TAXES

Income (loss) from operations before income taxes consists of the following for the years ended September 30:

	2012	2011	2010
	(in thousands)

Domestic	$1,253	$257	$399
Foreign	(169)	(90)	18

Total	$1,084	$167	$417

The provision for income taxes consisted of the following for the years ended September 30:

	2012	2011	2010
	(in thousands)
Current:
Federal	$4	$—	$—
State	21	11	17
Foreign	25	25	26
	50	36	43

Deferred:
Federal	(391)	(185)	390
State	(3)	(1)	(168)
Change in valuation allowance	394	185	(228)
	—	(1)	(6)

Total provision	$50	$35	$37

At September 30, 2012, the Company had U.S. federal tax loss carryforwards of approximately $6.9 million, expiring at various dates through 2031, including $182,000 resulting from the Mergence acquisition during 2004 which are subject to additional annual limitations as a result of the changes in Mergence’s ownership, and had approximately $1.7 million in state tax loss carryforwards, which also expire at various dates through 2031. These loss carryforwards are available to reduce future federal, state and foreign taxable income but are subject to review and possible adjustment by the appropriate taxing authorities. The loss carryforwards, which may be utilized in any future period, may be subject to limitations based upon changes in the ownership of the Company’s stock. An alternative minimum tax credit of approximately $154,000 is available to offset future regular federal taxes. Research and development credits of approximately $778,000 expire beginning in 2019. In addition, the Company has the following net operating loss carryforwards: United Kingdom losses of $7.4 million with no expiration date, Australia losses of $3.7 million with no expiration date and Germany losses of $691,000 with no expiration date.

The components of the Company’s net deferred tax assets are as follows at September 30:

	2012	2011	2010
	(in thousands)
Deferred tax liabilities:
Prepaid expenses	$(47)	$(91)	$(37)
Acquired intangibles	—	(40)	(43)
	(47)	(131)	(80)
Deferred tax assets:
Net operating loss carryforwards	5,493	5,146	4,793
Research and development credits	778	624	571
Alternative minimum tax credits	154	164	164
Accounts and notes receivable reserves	105	27	48
Depreciation and amortization	1,446	1,241	1,412
Deferred rent	—	—	21
Other	(300)	165	122
	7,676	7,367	7,131

Total	7,629	7,236	7,051

Valuation allowance	(7,629)	(7,236)	(7,051)

Deferred tax liability, net	$—	$—	$—

The valuation allowance relates to the Company’s U.S. and foreign net operating losses and other deferred tax assets and is recorded based upon the uncertainty surrounding their realizability, as these assets can only be realized via profitable operations in the respective tax jurisdictions. The Company records a deferred tax asset or liability based on the difference between the financial statement and tax basis of assets and liabilities, as measured by enacted tax rates assumed to be in effect when these differences reverse. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including its past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which the Company operates and its forecast of future taxable income. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of federal, state and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is using to manage the underlying business. Despite having net income for book purposes, the Company has experienced cumulative tax losses on a three year running basis covering the years ended September 30, 2012, 2011 and 2010.  Accordingly, as of September 30, 2012, the Company determined that it is more likely than not that the deferred tax assets will not be realized and a full valuation allowance has been recorded.

The following table reconciles the Company’s tax provision based on its effective tax rate to its tax provision based on the federal statutory rate of 34% for the years ended September 30, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010

Provision at federal statutory rate	$369	$57	$142
State, net of federal impact	14	7	(99)
Foreign income taxes	25	25	26
Valuation allowance increase (decrease)	394	185	(228)
Return to provision adjustments	(256)	(181)	147
Foreign deferred tax asset rate change and true-up	(369)	—	—
Other	(127)	(58)	49

Provision for income taxes	$50	$35	$37

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

At October 1, 2009, the Company had a cumulative tax liability of $125,000 related to foreign tax exposure. During each of the fiscal years ended September 30, 2010, 2011 and 2012, the Company increased its tax liability by $25,000, resulting in a cumulative tax liability of $200,000 at September 30, 2012. These amounts have been recorded as an increase to other long-term liabilities on the Company’s consolidated balance sheets. The Company does not expect its tax liability to change significantly during the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its consolidated statements of operations. To date, the Company has not accrued any amounts for interest and penalties associated with this liability as such amounts have been de minimis. Also in fiscal 2010, the Company recorded additional uncertain tax positions of approximately $9,000 which were recorded as a reduction of the Company’s deferred tax asset and a corresponding reduction to its valuation allowance. During fiscal 2011 and 2012, the Company released portions of its reserve for uncertain tax positions and recorded benefits of $2,000 and $9,000, respectively.

As of October 1, 2010, the Company had approximately $826,000 of total gross unrecognized tax benefits (before consideration of any valuation allowance). These unrecognized tax benefits represent differences between tax positions taken by the Company in its various consolidated and separate worldwide tax returns and the benefits recognized and measured for uncertain tax positions. This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The change in the unrecognized tax benefits in fiscal years ended September 30, 2011 and 2012 was as follows (in thousands):

Balance at October 1, 2010	$826
Additions for prior year tax positions	24
Balance at September 30, 2011	850
Additions for prior year tax positions	16
Balance at September 30, 2012	$866

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such jurisdictions as the United Kingdom, Germany, Singapore, Australia, and the United States, and as a result, files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The fiscal years ended September 30, 2009 through September 30, 2011 are generally still open to examination in the jurisdictions listed above.

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

Share-based compensation expense for the fiscal years ended September 30, 2012, 2011 and 2010 was $879,000, $264,000 and $192,000, respectively, which was included in the following expense categories:

	Years Ended September 30,
	2012	2011	2010
	(in thousands)

Sales and marketing	$528	$100	$43
Engineering and product development	43	8	14
General and administrative	308	156	135

Total	$879	$264	$192

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate and dividend yield. No options were granted under the stock option plans for the year ended September 30, 2012. The weighted-average fair values of options granted under the stock options plans for the years ended September 30, 2011 and 2010 were $2.37 and $1.43, respectively. The total intrinsic value of options exercised during the years ended September 30, 2012 and 2011 was approximately $778,000 and $663,000, respectively. No options were exercised during the year ended September 30, 2010. Total cash received from option exercises during the years ended September 30, 2012 and 2011 was $261,000 and $388,000, respectively. The tax benefit realized from stock options exercised during the years ended September 30, 2012 and 2011 was $691,000 and $296,000, respectively. As of September 30, 2012, there was $234,000 of total unrecognized compensation cost related to non-vested stock option arrangements, which is expected to be recognized over a weighted-average period of 1.6 years.

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

At September 30, 2012, 789,161 shares were authorized and 212,261 shares were available for future issuance under the 2011 Plan.

The following table is a summary of combined activity for all of the Company’s stock option plans:

		Weighted-	Weighted- Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value $(000)

Outstanding, October 1, 2009	548,800	$3.05
Granted	30,500	2.35
Canceled	(34,290)	5.08
Exercised	—	—
Outstanding, September 30, 2010	545,010	2.89
Granted	241,500	3.80
Canceled	(129,600)	3.95
Exercised	(197,248)	1.97
Outstanding, September 30, 2011	459,662	3.46
Granted	—	—
Canceled	(4,000)	2.68
Exercised	(100,328)	2.60
Outstanding, September 30, 2012	355,334	$3.71	4.16	$5,883

Vested or expected to vest, September 30, 2012	343,887	$3.70	4.12	$5,697
Exercisable, September 30, 2012	240,859	$3.59	3.56	$4,017
Exercisable, September 30, 2011	261,546	$3.16	3.40	$573

The following table presents weighted-average price and life information regarding options outstanding and exercisable at September 30, 2012:

Outstanding				Exercisable
		Weighted- Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise		Exercise
Prices	Shares	Life (Years)	Price	Shares	Price

$1.38 – $2.98	72,500	2.24	$2.28	69,500	$2.26
$3.22 – $4.55	185,334	4.88	3.55	110,326	3.62
$4.88 – $5.62	97,500	4.23	5.08	61,033	5.24

	355,334	4.16	$3.71	240,859	$3.64

Restricted Stock Units

The Company periodically grants awards of restricted stock units (“RSU”) to each of its non-employee directors and some of its management team and employees on a discretionary basis pursuant to its stock compensation plans. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at September 30, 2012 was 464,584. Each RSU vests at the rate of 33.33% on each of the first through third anniversaries of the grant date with final vesting scheduled to occur in September 2015. Included in the total number of RSUs unvested at September 30, 2012 are 159,675 RSUs which are subject to a further vesting condition that the Company’s common stock must trade at a price greater than $10 per share on a national securities exchange for a period of twenty consecutive days prior to the fifth anniversary of the grant date, 133,900 RSUs with the same $10 per share market price vesting condition on or prior to the fourth anniversary of the grant date and 136,000 RSUs with a $17.50 per share market price vesting condition on or prior to the fourth anniversary of the grant date. The Company’s common stock satisfied the $10 per share market price vesting condition and the $17.50 per share market price vesting condition in the year ended September 30, 2012. For such RSUs, the Company performed fair value analysis using the Monte Carlo option-pricing model. The fair value related to the RSUs was calculated based primarily on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to sales and marketing, engineering and product development and general and administrative expense. The fair values of the RSUs granted in fiscal years 2012, 2011 and 2010 was approximately $3.1 million (or $10.61 weighted average fair value per share), $1.2 million (or $4.18 weighted average fair value per share) and $65,000 (or $2.40 weighted average fair value per share). The Company recorded compensation expense related to RSUs of $709,000, $147,000 and $51,000 during the years ended September 30, 2012, 2011 and 2010, respectively, which is included in the total share-based compensation expense disclosed above. As of September 30, 2012, there was approximately $3.9 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.5 years.

The following table presents RSU information for the fiscal years ended September 30, 2010, 2011 and 2012:

Number of
RSUs
Outstanding

Outstanding, October 1, 2009	39,494
Granted	27,000
Canceled	(2,501)
Vested	(18,152)
Outstanding, September 30, 2010	45,841
Granted	282,500
Canceled	(13,504)
Vested	(20,493)
Outstanding, September 30, 2011	294,344
Granted	294,900
Canceled	(28,501)
Vested	(96,159)
Outstanding, September 30, 2012	464,584

8.	RETIREMENT SAVINGS PLAN

The Company has a 401(k) retirement savings plan covering substantially all of the Company’s full-time domestic employees. Under the provisions of the plan, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company did not make any contributions to the 401(k) retirement savings plan in fiscal 2012, 2011 or 2010.

9.        SEGMENT INFORMATION

The Company has determined that it has only one reportable segment. The following table presents information about the Company’s revenues by product line for the years ended September 30:

	2012	2011	2010

Information Optimization Solutions (including Monarch Professional, Datawatch Data Pump, Datawatch Enterprise Server, Datawatch Enterprise Server - Cloud, Datawatch RMS, Datawatch Report Manager on Demand, Datawatch Dashboards and iMergence)	95%	91%	90%
Business Service Management Solutions (including Visual QSM and Visual HD)	5%	9%	10%

Total	100%	100%	100%

The Company conducts operations in the U.S. and internationally. The following table presents information about the Company’s geographic operations:

			Intercompany
	Domestic	International	Eliminations	Total
	(In thousands)
Year Ended September 30, 2012
Total revenue	$22,915	$3,958	$(867)	$26,006
Operating income (loss)	2,497	(954)	—	1,543
Long-lived assets	9,018	83	—	9,101

Year Ended September 30, 2011
Total revenue	$14,671	$4,042	$(828)	$17,885
Operating income (loss)	257	(190)	—	67
Long-lived assets	1,139	68	—	1,207

Year Ended September 30, 2010
Total revenue	$14,229	$4,326	$(881)	$17,674
Operating income (loss)	404	(13)	—	391
Long-lived assets	1,741	54	—	1,795

10.      QUARTERLY RESULTS (UNAUDITED)

Supplementary Information:

	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Year Ended September 30, 2012:
Software license revenue	$4,208	$4,274	$4,699	$3,619
Maintenance revenue	1,717	1,861	2,106	2,218
Professional services revenue	346	412	368	178
Cost of software licenses	575	659	509	527
Cost of maintenance and services	668	684	668	510
Expenses	4,396	4,899	5,263	5,105
Income (loss) from operations	632	305	733	(127)
Net income (loss)	603	160	548	(277)

Net income (loss) per share - basic	$0.10	$0.03	$0.09	$(0.04)
Net income (loss) per share - diluted	$0.09	$0.02	$0.08	$(0.04)

Year Ended September 30, 2011:
Software license revenue	$2,110	$2,552	$2,400	$2,796
Maintenance revenue	1,538	1,505	1,527	1,649
Professional services revenue	532	397	486	393
Cost of software licenses	545	587	530	575
Cost of maintenance and services	680	606	655	596
Expenses	2,738	3,765	3,034	3,507
Income (loss) from operations	217	(504)	194	160
Net income (loss)	229	(511)	213	201

Net income (loss) per share - basic	$0.04	$(0.09)	$0.04	$0.03
Net income (loss) per share - diluted	$0.04	$(0.09)	$0.03	$0.03

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

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making its assessment, management used the criteria set forth in “Internal Control–Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting is effective as of September 30, 2012.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers of the Registrant

The names, ages and titles of the executive officers of the Company as of December 12, 2012 are as follows:

Michael A. Morrison	49	President, Chief Executive Officer and Director
Ben Plummer	51	Chief Marketing Officer and Senior Vice President, Strategic Alliances
Harvey C. Gross	63	Chief Technology Officer and Vice President, Product Management & Development
Daniel F. Incropera	48	Corporate Controller & Vice President

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

BEN PLUMMER, Chief Marketing Officer and Senior Vice President, Strategic Alliances.  Mr. Plummer was appointed Chief Marketing Officer and Senior Vice President, Strategic Alliances on October 1, 2012. Prior to joining Datawatch, Mr. Plummer served as Vice President, Data Discovery and Analytics at IBM Cognos. Previously, Mr. Plummer was Chief Marketing Officer at Applix, Inc., a leader in business analytics software, which was acquired by Cognos in 2007. Before Applix, Mr. Plummer was Senior Vice President and Chief Marketing Officer at Outlooksoft Corporation, a performance management software company that was subsequently acquired by SAP. Mr. Plummer previously spent 13 years at Cognos in a number of executive positions, including Vice President of Customer Operations, Vice President of North American Marketing, Vice President of Global Marketing and Vice President of Global Partner Operations. During his career, Mr. Plummer has also held positions as Senior Vice President of Marketing for Convera, a search and content management solution provider, and Executive Vice President of Clareos, a high volume OLAP engine software company.

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

DANIEL F. INCROPERA, Corporate Controller & Vice President.  Mr. Incropera was appointed Corporate Controller & Vice President on September 7, 2007.  Mr. Incropera has served as the Company’s Controller since October 2006. From 2003 until joining the Company, Mr. Incropera served as Controller of Pennichuck Corporation, a publicly traded company that operates several water utility and real estate investment subsidiaries.  Prior to that, Mr. Incropera was Assistant Controller at Concord Communications, Inc., a NASDAQ listed software company which provided network service management solutions.

Information with respect to Directors may be found under the caption “Election of Directors” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2012. Such information is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

The information set forth under the captions “Compensation of Directors” and ”Executive Compensation” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2012 is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption “Principal Holders of Voting Securities” and “Equity Compensation Plan Information” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2012 is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Relationships and Related Person Transactions” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2012 is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firms and Fees” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2012 is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)	1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2012 and 2011
Consolidated Statements of Operations for the Years Ended September 30, 2012, 2011 and 2010
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended September 30, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended September 30, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

All schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

3.  List of Exhibits

Ex. No.                                                             Description

(1)	3.1	Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(5)	3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(1)	3.3	By-Laws, as amended, of the Registrant (Exhibit 3.3)
(1)	4.1	Specimen certificate representing the Common Stock (Exhibit 4.4)
(8)	10.1*	Form of Incentive Stock Option Agreement of the Registrant (Exhibit 10.2)
(8)	10.2*	Form of Nonqualified Stock Option Agreement of the Registrant (Exhibit 10.3)
(2)	10.3*	1996 Non-Employee Director Stock Option Plan, as amended on December 10, 1996 (Exhibit 10.30)
(2)	10.4*	1996 International Employee Non-Qualified Stock Option Plan (Exhibit 10.31)
(7)	10.5*	1996 Stock Plan as amended as of March 7, 2003 (Exhibit 10.1)
(3)	10.6	Indemnification Agreement between Datawatch Corporation and James Wood, dated January 12, 2001 (Exhibit 10.1)
(3)	10.7	Indemnification Agreement between Datawatch Corporation and Richard de J. Osborne, dated January 12, 2001 (Exhibit 10.2)
(4)	10.8	Form of Indemnification Agreement between Datawatch Corporation and each of its Non-Employee Directors (Exhibit 10.1)
(4)	10.9*	Advisory Agreement, dated April 5, 2001, by and between Datawatch Corporation and Richard de J. Osborne (Exhibit 10.2)
(9)	10.10*	Form of Lock-up Agreement between Datawatch Corporation and each Executive Officer of Datawatch Corporation, dated September 26, 2005 (Exhibit 99.1)
(10)	10.11*	2006 Equity Compensation and Incentive Plan
(11)	10.12*	Form of Non-Qualified Stock Option Agreement for Directors under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.26)
(11)	10.13*	Form of Non-Qualified Stock Option Agreement for Officers under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.27)
(11)	10.14*	Form of Incentive Stock Option Agreement for Officers under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.28)
(12)	10.15*	Executive Agreement, dated March 26, 2007, between Datawatch Corporation and Murray P. Fish (Exhibit 10.1)
(13)	10.16*	Form of Restricted Stock Unit Agreement for Directors under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.1)
(14)	10.17*	Executive Agreement dated March 4, 2011 by and between Michael A. Morrison and Datawatch Corporation (Exhibit 10.1)

(15)	10.18*	Executive Agreement dated July 25, 2011 by and between Harvey C. Gross and Datawatch Corporation (Exhibit 10.1)
(16)	10.19*	2011 Equity Compensation and Incentive Plan
(17)	10.20*	Form of Restricted Stock Unit Agreement for Directors and Executives under the 2011 Equity Compensation and Incentive Plan (Exhibit 10.29)
(17)	10.21*	Form of Restricted Stock Unit Agreement for Employees under the 2011 Equity Compensation and Incentive Plan (Exhibit 10.30)
(17)	10.22*	Form of Non-Qualified Stock Option Agreement under the 2011 Equity Compensation and Incentive Plan (Exhibit 10.31)
(17)	10.23*	Form of Incentive Stock Option Agreement under the 2011 Equity Compensation and Incentive Plan (Exhibit 10.32)
(17)	10.24	Sublease, dated June 17, 2011, between Zoll Medical Corporation and Datawatch Corporation (Exhibit 10.33)
(17)	10.25*	Executive Agreement dated February 1, 2007 by and between Daniel Incropera and Datawatch Corporation (Exhibit 10.34)
(18)	10.26*	Amendment to the Executive Agreement by and between the Company and Murray P. Fish, dated March 26, 2007 as amended on July 24, 2012 (Exhibit 10.1)
	21.1	Subsidiaries of the Registrant (filed herewith)
	23.1	Consent of Marcum LLP (filed herewith)
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Indicates a management contract or compensatory plan or contract.

Note: The number given in parenthesis next to each item listed above indicates the corresponding exhibit in each filing listed below.
(1)	Previously filed as an exhibit to Registration Statement 33-46290 on Form S-1 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated February 2, 2001 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(5)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference.
(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated November 2, 2004 and incorporated herein by reference.
(9)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated September 26, 2005 and incorporated herein by reference.
(10)	Previously filed as Appendix A to Registrant’s Definitive Proxy Statement dated January 30, 2006 and incorporated herein by reference.
(11)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and incorporated herein by reference.
(12)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 26, 2007 and incorporated herein by reference.
(13)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated August 2, 2007 and incorporated herein by reference.

(14)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 10, 2011 and incorporated herein by reference.
(15)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated July 26, 2011 and incorporated herein by reference.
(16)	Previously filed as Appendix A to Registrant’s Definitive Revised Proxy Statement on Schedule 14A dated March 17, 2011 and incorporated herein by reference.
(17)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and incorporated herein by reference.
(18)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated July 26, 2012 and incorporated herein by reference.

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

Datawatch Corporation

Date:	December 21, 2012	By:	/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael A. Morrison	President, Chief Executive Officer and Director	December 21, 2012
Michael A. Morrison	(Principal Executive Officer and Principal Financial and
Accounting Officer)

/s/ Richard de J. Osborne	Chairman of the Board	December 21, 2012
Richard de J. Osborne

/s/ James Wood	Vice Chairman of the Board	December 21, 2012
James Wood

/s/ David C. Mahoney	Vice Chairman of the Board	December 21, 2012
David C. Mahoney

/s/ Christopher T. Cox	Director	December 21, 2012
Christopher T. Cox

/s/ Thomas H. Kelly	Director	December 21, 2012
Thomas H. Kelly

/s/ Terry W. Potter	Director	December 21, 2012
Terry W. Potter

/s/ William B. Simmons, Jr.	Director	December 21, 2012
William B. Simmons, Jr.