Form 10-Q
period 2012-12-31
DATAWATCH CORP
filed 2013-02-13
CIK 792130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

Yes   ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   ☑    No   ☐

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

Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes   ☐    No   ☑

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of February 7, 2013 was 6,413,216.

DATAWATCH CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended December 31, 2012

TABLE OF CONTENTS

		Page #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

a)	Condensed Consolidated Balance Sheets:
	December 31, 2012 and September 30, 2012	3

b)	Condensed Consolidated Statements of Operations:
	Three Months Ended December 31, 2012 and 2011	4

c)	Condensed Consolidated Statements of Comprehensive Income (Loss):
	Three Months Ended December 31, 2012 and 2011	5

d)	Condensed Consolidated Statements of Cash Flows:
	Three Months Ended December 31, 2012 and 2011	6

e)	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 6.	Exhibits	26

SIGNATURES		27

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

DATAWATCH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	December 31,	September 30,
	2012	2012
ASSETS
CURRENT ASSETS:
Cash and equivalents	$8,937	$8,722
Accounts receivable, less allowances for doubtful accounts and sales	4,300	4,391
returns of $193 and $212, respectively
Inventories	54	59
Prepaid expenses	809	532
Total current assets	14,100	13,704

Property and equipment, net	264	281
Acquired intellectual property, net	7,314	7,745
Other intangible assets, net	732	792
Other long-term assets	268	283
Total assets	$22,678	$22,805

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$900	$900
Accounts payable	779	676
Accrued expenses	1,384	1,792
Deferred revenue	5,983	6,295
Total current liabilities	9,046	9,663

LONG-TERM LIABILITIES:
Note payable, net of unamortized debt discount of $978 and $1,017, respectively	3,022	2,983
Deferred revenue	247	265
Other liabilities	206	200
Total long-term liabilities	3,475	3,448

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 20,000,000 shares authorized;	64	64
issued, 6,410,632 shares and 6,372,465 shares, respectively;
outstanding, 6,396,386 shares and 6,358,219 shares, respectively
Additional paid-in capital	27,406	26,710
Accumulated deficit	(16,046)	(15,824)
Accumulated other comprehensive loss	(1,127)	(1,116)
	10,297	9,834
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	10,157	9,694

Total liabilities and shareholders' equity	$22,678	$22,805

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	December 31,
	2012	2011
REVENUE:
Software licenses	$4,330	$4,208
Maintenance	2,333	1,717
Professional services	158	346
Total revenue	6,821	6,271

COSTS AND EXPENSES:
Cost of software licenses	521	575
Cost of maintenance and services	530	668
Sales and marketing	3,776	2,801
Engineering and product development	853	628
General and administrative	1,191	967
Total costs and expenses	6,871	5,639

INCOME (LOSS) FROM OPERATIONS	(50)	632

Interest (expense) income and other income, net	(163)	9

INCOME (LOSS) BEFORE INCOME TAXES	(213)	641
Provision for income taxes	(9)	(38)

NET INCOME (LOSS)	$(222)	$603

Net income (loss) per share - Basic:	$(0.03)	$0.10

Net income (loss) per share - Diluted:	$(0.03)	$0.09

Weighted-average shares outstanding - Basic	6,378	6,164

Weighted-average shares outstanding - Diluted	6,378	6,359

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three Months Ended
	December 31,
	2012	2011

Net Income (Loss)	$(222)	$603

Other Comprehensive Income (Loss):

Foreign currency translation adjustments	(11)	(33)

Comprehensive income (Loss)	$(233)	$570

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(222)	$603
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	517	85
Provision for doubtful accounts and sales returns	(18)	(36)
Loss on disposition of fixed assets	2	-
Share-based compensation	577	148
Non-cash interest expense on warrants	39	—
Amortization of debt issuance cost	8	—
Changes in operating assets and liabilities:
Accounts receivable	109	(422)
Inventories	5	4
Prepaid expenses and other assets	(261)	(217)
Accounts payable, accrued expenses and other liabilities	(298)	436
Deferred revenue	(328)	818
Cash provided by operating activities	130	1,419

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures	(19)	(61)
Capitalized software development costs	—	(43)
Increase in other assets	—	(12)
Cash used in investing activities	(19)	(116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	119	6
Cash provided by financing activities	119	6

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	(15)	(42)

INCREASE IN CASH AND EQUIVALENTS	215	1,267
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	8,722	8,384
CASH AND EQUIVALENTS, END OF PERIOD	$8,937	$9,651

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$—	$2

Interest paid	$111	$—

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Datawatch Corporation (the “Company”) and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 filed with the SEC. All intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 30, 2012, and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts and disclosures reported in the Company’s condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, the allowance for doubtful accounts, sales returns reserve, useful lives of property and equipment, and the valuation of net deferred tax assets, acquired intellectual property, other intangible assets and share-based awards.

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

The Company licenses its software products directly to end-users, through value added resellers and through distributors. Sales to distributors and resellers accounted for approximately 32% and 23% of total sales for the three months ended December 31, 2012 and 2011, respectively. Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collectability is reasonably assured, persuasive evidence of the arrangement exists and there are no significant obligations remaining. All of the Company’s software product offerings are considered to be “off-the-shelf” as such term is customarily defined. The Company’s software products can be installed and used by customers on their own with little or no configuration required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses, and the license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations to the Company.

Datawatch software products are generally sold in multiple element arrangements which may include software licenses, professional services and post-contract customer support. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to the software license. In applying the residual method, the Company deducts from the sale proceeds the VSOE of fair value of the professional services and post-contract customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and post-contract customer support is based on the amounts charged for these elements when sold separately. Professional services include implementation, integration, training and consulting services with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and generally do not involve modification or customization of the software or any unusual acceptance clauses or terms. The Company has established VSOE of fair value for the majority of its professional services using the bell-shaped curve method. Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post-contract customer support services is deferred and recognized ratably over the period of support (generally one year). Such deferred amounts are recorded as part of deferred revenue in the Company’s condensed consolidated balance sheets. The Company has established VSOE of fair value for the majority of its post-contract customer support based on stated renewal rates only if the rate is determined to be substantive and falls within the Company’s customary pricing practices. VSOE of fair value for post-contract customer support through the Company’s distribution channel was established using the bell-shaped curve method. VSOE calculations are updated and reviewed quarterly.

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

The Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s share-based awards are accounted for as equity instruments and there have been no liability awards granted to date. See additional share-based compensation disclosure in Note 5 to the Company’s condensed consolidated financial statements.

Concentration of Credit Risks and Major Customers

The Company licenses its products and services to U.S. and non-U.S. distributors and other software resellers, as well as to end users, under customary credit terms. One distributor, Lifeboat Distribution, individually accounted for 23% and 6% of total revenue for the three months ended December 31, 2012 and 2011, respectively. Additionally, Lifeboat Distribution accounted for 22% and 19% of total accounts receivable at December 31, 2012 and September 30, 2012, respectively. The Company licenses to Lifeboat Distribution under a distribution agreement which automatically renews for successive one-year terms unless terminated. In addition to Lifeboat Distribution, one additional customer, United Health Group, individually accounted for approximately 24% of total revenue for the three months ended December 31, 2011, which included 19% of sales directly to United Health Group and 5% of sales to United Health Group through a reseller. Also, one additional customer, Unisys Belgium, individually accounted for 24% of total accounts receivable at September 30, 2012. Other than these two customers, no other customer constitutes a significant portion (more than 10%) of revenues or accounts receivable for the periods presented. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are provided for anticipated doubtful accounts and sales returns based on management’s review of receivables, inventory and historical trends.

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to engineering and product development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life of the product (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 18 to 24 months. The net amount of capitalized software development costs was approximately $21,000 and $30,000 at December 31, 2012 and September 30, 2012, respectively. The Company did not capitalize any software development costs during the three months ended December 31, 2012. During the three months ended December 31, 2011, the Company capitalized approximately $43,000 of software development costs related to new products in development.

Intangible Asset – Intellectual Property

On March 30, 2012, the Company acquired intellectual property which consisted primarily of the source code underlying its Monarch Professional and Datawatch Data Pump products for a purchase price of $8,541,000. Additionally, the Company capitalized approximately $75,000 in closing costs and adjustments related to the acquisition. The intellectual property assets are being amortized to cost of software licenses using the straight-line method over the estimated life of the asset, which is five years. Amortization expense related to the intellectual property assets for the three months ended December 31, 2012 was $431,000. The estimated future amortization expense related to the intellectual property is as follows (in thousands):

Fiscal Years Ended September 30,

Remainder of fiscal 2013	$1,293
2014	1,723
2015	1,723
2016	1,723
2017	852

Total estimated future amortization expense	$7,314

Other Intangible Assets

Other intangible assets consist of internally developed software, patents and customer lists acquired through business combinations. The values allocated to the majority of these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in cost of software licenses. The values allocated to customer relationships are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in sales and marketing expenses. The values allocated to loan acquisition costs are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in interest (expense) income and other income, net. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012 and September 30, 2012 (in thousands):

	December 31, 2012				September 30, 2012
				Estimated				Estimated
	Fair Value Measurement			Fair	Fair Value Measurement			Fair
	Using Input Types			Value	Using Input Types			Value
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$2,234	$—	$—	$2,234	$2,234	$—	$—	$2,234
Total assets at fair value	2,234	—	—	2,234	$2,234	$—	$—	$2,234

Liablities:
Line of credit	$900	$—	$—	$900	$900	$—	$—	$900
Note payable	4,000			4,000	4,000	—	—	4,000
Debt discount	—	(978)	—	(978)	—	(1,017)	—	(1,017)
Total liabilities at fair value	$4,900	$(978)	$—	$3,922	$4,900	$(1,017)	$—	$3,883

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Under this standard, an entity can elect to present items of net income and other comprehensive income in one continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this standard in its fiscal quarter ended December 31, 2012 by including a new separate consolidated statement of comprehensive income (loss).

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 supersedes certain paragraphs in ASU 2011-05 which pertain to how, when and where reclassification adjustments out of accumulated other comprehensive income are presented. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance in its fiscal quarter ended December 31, 2012.

Note 2 – Other Intangible Assets, Net

Other intangible assets, net, were comprised of the following as of December 31, 2012 and September 30, 2012:

	Weighted	December 31, 2012			September 30, 2012
	Average	Gross			Gross
Identified Intangible	Useful Life	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
Asset	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)

Capitalized software	2	$1,190	$1,169	$21	$1,190	$1,160	$30
Patents	20	160	66	94	160	65	95
Customer lists	10	1,790	1,237	553	1,790	1,195	595
Loan acquisition costs	4	88	24	64	88	16	72

Total		$3,228	$2,496	$732	$3,228	$2,436	$792

For the three months ended December 31, 2012 and 2011, amortization expense related to intangible assets was $60,000 and $54,000, respectively.

The estimated future amortization expense related to amortizing intangible assets as of December 31, 2012 is as follows (in thousands):

Fiscal Years Ending September 30,

Remainder of fiscal 2013	$174
2014	193
2015	179
2016	110
2017	13
2018	13
Thereafter	50

Total estimated future amortization expense	$732

Note 3 – Financing Arrangements

Revolving Line of Credit

In connection with the acquisition of intellectual property disclosed in Note 1 to the Company’s condensed consolidated financial statements, on March 30, 2012, the Company entered into a $2.0 million revolving credit facility with Silicon Valley Bank (“SVB”), pursuant to a Loan and Security Agreement with SVB. On March 30, 2012, the Company borrowed $1.5 million under this revolving credit facility. The Company repaid $600,000 under the line of credit in September 2012. The revolving line of credit under the SVB facility terminates on March 29, 2014. On that date, the principal amount of all advances then outstanding under the revolving line and all unpaid interest thereon will become due and payable. The principal amount outstanding under the revolving line accrues interest at a floating rate per annum equal to 1.5% above the prime rate, with the prime rate having a floor under the SVB agreement of 3.25%. The Company can borrow under the SVB revolving line of credit based on a formula percentage of its accounts receivable balance. Additionally, the SVB facility requires that the Company maintain certain net asset and net income ratios. The Company was in compliance with the covenants under its Loan and Security Agreement at December 31, 2012. The Company’s obligations under the SVB facility are secured by substantially all of the Company’s assets other than intellectual property. The principal amount outstanding under the revolving line of credit at December 31, 2012 was $900,000.

Subordinated Note and Warrants

Also in connection with the intellectual property acquisition, on March 30, 2012, the Company entered into a Note and Warrant Purchase Agreement with Massachusetts Capital Resource Company (“MCRC”), the terms of which include a $4.0 million subordinated note and warrants for 185,000 shares of the Company’s common stock. The subordinated note issued to MCRC has a maturity date of February 28, 2019, with interest due monthly on the unpaid principal amount of the note at the rate of 10% per annum in arrears. The subordinated note also contains interest rate premiums on any optional redemption of principal payments during the first three years of the note agreement. The Company is also required under the MCRC agreement to maintain certain interest coverage and leverage ratios. The Company was in compliance with the covenants under its Note and Warrant Purchase Agreement at December 31, 2012.

Future principal payments related to the subordinated note are as follows (in thousands):

Fiscal Years Ended September 30,

Remainder of fiscal 2013	$—
2014	467
2015	800
2016	800
2017	800
2018	800
Thereafter	333

Total future principal payments	$4,000

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

The Company accounted for the borrowing under the Note and Warrant Purchase Agreement in accordance with the guidance prescribed in the Financial Accounting Standards Board Accounting Standard Codification Topic 470-20, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“ASC 470-20”). In accordance with ASC 470-20, the value of the stock purchase warrants is considered an Original Issue Discount (“OID”) which is required to be amortized over the life of the note as interest expense with a corresponding credit to notes payable. The fair value of the warrants on March 30, 2012, as determined under the Accounting Standard Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), was approximately $1.1 million which is included in Additional Paid in Capital in the Company’s condensed consolidated balance sheets at December 31, 2012. The Company used the Black-Scholes pricing model to calculate the fair value of the warrants which included the following key assumptions: the expected life of the warrants (7 years), stock price volatility (68.18%), risk-free interest rate (1.61%) and dividend yield (0%).

The unamortized debt discount at December 31, 2012 was $978,000 which will be amortized to interest expense over the life of the subordinated note which is seven years. During the three months ended December 31, 2012, interest expense related to the warrants was approximately $39,000.

Note 4 – Income Taxes

During the three months ended December 31, 2012, the Company recorded $6,000 related to uncertain tax positions relative to foreign taxes, $5,000 related to estimated federal alternative minimum taxes and recorded a $2,000 credit related to state income tax adjustments. During the three months ended December 31, 2011, the Company recorded $19,000 related to estimated state taxes, $13,000 related to estimated federal alternative minimum taxes and $6,000 related to uncertain tax positions relative to foreign taxes.

Deferred Tax Assets

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through and until 2031. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. Management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets at December 31, 2012 and September 30, 2012.

Provision for Uncertain Tax Positions

At September 30, 2012, the Company had a cumulative tax liability of $200,000 related to foreign tax exposure that could result in cash payments, of which approximately $6,000 was recorded during the three months ended December 31, 2011. The Company increased its tax liability by $6,000 during the three months ended December 31, 2012. During the three months ended December 31, 2012, the Company released a portion of its reserve for uncertain tax positions and recorded a benefit of $2,000 for the quarter. The Company does not expect its tax liability to change significantly during the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its consolidated statements of operations. To date, the Company has not accrued any amounts for interest and penalties associated with this liability as such amounts have been de minimis.

The Company’s unrecognized tax benefits (before consideration of any valuation allowance) represent differences between tax positions taken by the Company in its various consolidated and separate worldwide tax returns and the benefits recognized and measured for uncertain tax positions. This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The change in the unrecognized tax benefits during the three months ended December 31, 2012 was as follows (in thousands):

Balance at October 1, 2012	$866
Additions for prior year tax positions	4

Balance at December 31, 2012	$870

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

Note 5 – Shareholders’ Equity

Share-based compensation expense for the three months ended December 31, 2012 and 2011 was $577,000 and $148,000, respectively, as included in the following expense categories:

	Three months Ended
	December 31,
	2012	2011
	(in thousands)

Sales and marketing	$459	$90
Engineering and product development	22	3
General and administrative	96	55

Total	$577	$148

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

Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options on the date of grant. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate and dividend yield. No options were granted under the stock option plans for the three months ended December 31, 2012 or 2011. The total intrinsic value of options exercised during the three months ended December 31, 2012 and 2011 was approximately $450,000 and $39,000, respectively. Total cash received from option exercises during the three months ended December 31, 2012 was approximately $119,000. As of December 31, 2012, there was $193,000 of total unrecognized compensation cost related to non-vested stock option arrangements, which is expected to be recognized over a weighted-average period of 1.35 years.

Many of the assumptions used in the determination of compensation expense are judgmental and highly volatile. The expected option life is based on historical trends and data. With regard to the expected option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect. The Company uses an expected stock-price volatility assumption that is based on historical volatilities of the underlying stock which are obtained from public data sources. The risk-free interest rate is equal to the historical U.S. Treasury zero-coupon bond rate with a remaining term equal to the expected life of the option. The Company uses a dividend yield of zero which is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Based on the Company’s historical voluntary turnover rates, an annualized estimated forfeiture rate of 10% has been used in calculating the estimated cost. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.

The following table summarizes information about the Company’s stock option plans for the three months ended December 31, 2012.

		Weighted-	Weighted - Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value $(000)

Outstanding, October 1, 2012	355,334	$3.71
Granted	—	—
Canceled	—	—
Exercised	(35,000)	3.40
Outstanding, December 31, 2012	320,334	$3.75	4.18	$3,223

Vested or expected to vest, December 31, 2012	310,757	$3.74	4.08	$3,129
Exercisable, December 31, 2012	224,565	$3.65	3.66	$2,282

Restricted Stock Units

The Company periodically grants awards of restricted stock units (“RSU”) to each of its non-employee directors and some of its management team and employees on a discretionary basis pursuant to its stock compensation plans. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at December 31, 2012 was 588,749. Each RSU vests at the rate of 33.33% on each of the first through third anniversaries of the grant date with final vesting of the most recent grants scheduled to occur in December 2015. Included in the total number of RSUs unvested at December 31, 2012 are 158,009 RSUs which are subject to a further vesting condition that the Company’s common stock must trade at a price greater than $10 per share on a national securities exchange for a period of twenty consecutive days prior to the fifth anniversary of the grant date, 233,900 RSUs with the same $10 per share market price vesting condition on or prior to the fourth anniversary of the grant date, 136,000 RSUs with a $17.50 per share market price vesting condition on or prior to the fourth anniversary of the grant date, 8,500 RSUs with a $20 per share market price vesting condition on or prior to the fourth anniversary of the grant date and 19,000 RSUs with a $22.50 per share market price vesting condition on or prior to the fourth anniversary of the grant date. The Company’s common stock has satisfied both the $10 per share market price vesting condition and the $17.50 per share market price vesting condition for the grants summarized above. For such RSUs, the Company performed fair value analysis using the Monte Carlo option-pricing model. The fair value related to the RSUs was calculated based primarily on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to sales and marketing, engineering and product development and general and administrative expense. The fair values of the RSUs granted in the three months ended December 31, 2012 and 2011, respectively, were approximately $2,347,000 (or $18.41 fair value per share) and $22,000 (or $4.41 fair value per share). The Company recorded compensation expense related to RSUs of approximately $536,000 and $104,000 for the three months ended December 31, 2012 and 2011, respectively. These amounts are included in the total share-based compensation expense disclosed above. As of December 31, 2012, there was approximately $5.6 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.5 years.

The following table presents RSU information for the three months ended December 31, 2012:

Number of
RSUs
Outstanding

Outstanding, October 1, 2012	464,584
Granted	127,500
Canceled	0
Vested	(3,335)
Outstanding, December 31, 2012	588,749

Note 6 - Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the impact, when dilutive, of the exercise of stock options and the vesting of restricted stock units using the treasury stock method. Diluted net loss per share for the three months ended December 31, 2012 is the same as basic net loss per share as the potentially dilutive securities are all anti-dilutive.

There were no potentially dilutive common stock options for the three months ended December 31, 2012. Potentially dilutive common stock options aggregating 12,500 shares for the three months ended December 31, 2011 have been excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive. Potentially dilutive restricted stock units aggregating 155,744 for the three months ended December 31, 2012 have been excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive. There were no potentially dilutive restricted stock units for the three months ended December 31, 2011. There were no potentially dilutive warrants for the three months ended December 31, 2012 or 2011.

Note 7 - Commitments and Contingencies

Prior to the acquisition of intellectual property on March 30, 2012, as disclosed in Note 1 to the condensed consolidated financial statements, the Company was obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Additionally, the Company pays royalties under arrangements with vendors related to sales of its Datawatch Report Manager on Demand and Datawatch Dashboards products. Royalty expense included in cost of software licenses was approximately $35,000 and $511,000, respectively, for the three months ended December 31, 2012 and 2011. The Company is not obligated to pay any minimum amounts for royalties. As a result of the acquisition of the intellectual property, the Company is no longer required to pay royalties related to its Monarch Professional and Datawatch Data Pump products.

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

The following table presents information about the Company’s revenue by product lines:

	Three Months Ended
	December 31,
	2012	2011

Information Optimization Solutions (including Monarch Professional, Datawatch Data Pump, Datawatch Enterprise Server, Datawatch Enterprise Server - Cloud, Datawatch RMS, Datawatch Report Manager on Demand, Datawatch Dashboards and iMergence)	96%	94%
Business Service Management Solutions (including Visual QSM and Visual HD)	4%	6%

Total	100%	100%

The Company conducts operations in the U.S. and internationally. The following table presents information about the Company’s geographic operations:

			Intercompany
	Domestic	International	Eliminations	Total
	(In thousands)
Total Revenue
Three months ended December 31, 2012	$5,930	$1,125	$(234)	$6,821
Three months ended December 31, 2011	5,443	1,051	(223)	6,271

Total Operating Income (Loss)
Three months ended December 31, 2012	$338	$(388)	$—	$(50)
Three months ended December 31, 2011	660	(28)	—	632

Non-current assets
At December 31, 2012	$8,501	$77	$—	$8,578
At September 30, 2012	9,018	83	—	9,101

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain “forward looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward looking statements, which speak only as of the date they are made. The Company disclaims any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in the Company’s expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward looking statements. The Company’s actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as well as the accuracy of the Company’s internal estimates of revenue and operating expense levels.

Datawatch is engaged in the design, development, manufacture, marketing, and support of business computer software primarily for the information optimization and business service management markets to allow organizations to access and analyze information in a more meaningful fashion.

The Company’s principal product lines are Information Optimization Solutions (including Monarch Professional, Datawatch Data Pump, Datawatch Enterprise Server, Datawatch Enterprise Server – Cloud, Datawatch RMS, Datawatch Report Manager on Demand, Datawatch Dashboards, and iMergence) and Business Service Management Solutions (including Visual QSM and Visual HD). Included in the above categories are:

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

CRITICAL ACCOUNTING POLICIES

In the preparation of financial statements and other financial data, management applies certain accounting policies to transactions that, depending on choices made by management, can result in different outcomes. In order for a reader to understand the following information regarding the financial performance and condition of the Company, an understanding of those accounting policies is important. Certain of those policies are comparatively more important to the Company’s financial results and condition than others. The policies that the Company believes are most important for a reader’s understanding of the financial information provided in this report are identified below:

•         Revenue Recognition, Allowance for Bad Debts and Returns Reserve

•         Income Taxes

•         Capitalized Software Development Costs

•         Valuation of Intangible Assets and Other Long-Lived Assets

•         Accounting for Share-Based Compensation

During the three months ended December 31, 2012, there were no significant changes in the Company’s critical accounting policies. See Note 1 to the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in its Annual Report on Form 10-K for the year ended September 30, 2012 for additional information about these critical accounting policies, as well as a description of the Company’s other significant accounting policies.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The operating results for any period should not be considered indicative of the results expected for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

	Three Months Ended
	December 31,
	2012	2011
REVENUE:
Software licenses	64%	67%
Maintenance	34	27
Professional Services	2	6
Total revenue	100	100

COSTS AND EXPENSES:
Cost of software licenses	8	9
Cost of maintenance and services	8	11
Sales and marketing	55	45
Engineering and product development	13	10
General and administrative	17	15
Total costs and expenses	101	90
INCOME (LOSS) FROM OPERATIONS	(1)	10
Interest (expense) income and other income, net	(2)	—
INCOME (LOSS) BEFORE INCOME TAXES	(3)	10
Provision for income taxes	—	—
NET INCOME (LOSS)	(3)%	10%

Three Months Ended December 31, 2012 Compared to

Three Months Ended December 31, 2011

Total Revenues

The following table presents total revenue, revenue increase (decrease) and percentage change in revenue for the three months ended December 31, 2012 and 2011:

	Three Months Ended
	December 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands)

Software licenses	$4,330	$4,208	$122	3%
Maintenance	2,333	1,717	616	36
Professional services	158	346	(188)	-54

Total revenue	$6,821	$6,271	$550	9%

Software license revenue for the three months ended December 31, 2012 was $4,330,000 or approximately 64% of total revenue, as compared to $4,208,000, or approximately 67% of total revenue for the three months ended December 31, 2011. The increase in software license revenue of $122,000 for the three months ended December 31, 2012 consists of a $163,000 increase in Information Optimization Solutions (including Monarch Professional, Datawatch Data Pump, Datawatch Enterprise Server, Datawatch Enterprise Server – Cloud, Datawatch RMS, Datawatch Report Manager on Demand, Datawatch Dashboards, and iMergence products) offset by a $41,000 decrease in Business Service Management Solutions (including Visual QSM and Visual HD products). The Company attributes the increase in software license revenue to its new product positioning and the investments the Company has made in its sales and marketing organization which has resulted in both increased desktop and enterprise license sales during the quarter.

Maintenance revenue for the three months ended December 31, 2012 was $2,333,000 or approximately 34% of total revenue, as compared to $1,717,000, or approximately 27% of total revenue for the three months ended December 31, 2011. The increase in maintenance revenue of $616,000 consists of a $633,000 increase in Information Optimization Solutions offset by a $17,000 decrease in Business Service Management Solutions. The Company attributes the increase in maintenance revenue to higher overall sales and higher renewal rates of Monarch Professional.

Professional services revenue for the three months ended December 31, 2012 was $158,000 or approximately 2% of total revenue, as compared to $346,000, or approximately 6% of total revenue for the three months ended December 31, 2011. The decrease in professional services revenue of $188,000 consists of a $129,000 decrease in Information Optimization Solutions and a $59,000 decrease in Business Service Management Solutions. The decrease is due to lower consulting services primarily related to the Company’s Report Manager on Demand and Visual QSM product offerings.

Costs and Operating Expenses

The following table presents costs of sales and operating expenses, increase (decrease) in costs of sales and operating expenses and percentage changes in costs of sales and operating expenses for the three months ended December 31, 2012 and 2011:

	Three Months Ended
	December 31,		Increase /	Percentage
	2012	2011	(Decrease)	Change
	(in thousands)
Cost of software licenses	$521	$575	$(54)	(9)%
Cost of maintenance and services	530	668	(138)	(21)
Sales and marketing	3,776	2,801	975	35
Engineering and product development	853	628	225	36
General and administrative	1,191	967	224	23

Total costs and operating expenses	$6,871	$5,639	$1,232	22%

The decrease in cost of software licenses and subscriptions of $54,000, or approximately 9%, is primarily due to a decrease in royalty expense attributable to the acquisition of intellectual property underlying the Company’s Monarch Professional and Datawatch Data Pump products on March 30, 2012 which was partially offset by higher software amortization costs. As a result of this acquisition, the Company is no longer incurring royalty expense to cost of software licenses but is amortizing the purchase price of the intellectual property to cost of software licenses. See additional information regarding the amortization of the intellectual property in Note 1 to the Company’s condensed consolidated financial statements.

The decrease in cost of maintenance and services of $138,000, or approximately 21%, is primarily due to lower commissions and other employee-related costs attributable to lower professional services revenue during the three months ended December 31, 2012.

The increase in sales and marketing expenses of $975,000, or approximately 35%, is due to higher wages and employee-related costs, including share-based compensation, attributable to increased headcount and increased promotional and lead generation costs as compared to last year. These increases reflect the Company’s significant investment in a new sales and marketing team during the last several quarters to accelerate revenue generation. The Company does not expect increases of this magnitude to continue beyond fiscal year 2013.

The increase in engineering and product development expenses of $225,000, or approximately 36%, is primarily attributable to higher wages and other employee-related costs due to increased headcount offset by lower external consulting costs.

The increase in general and administrative expenses of $224,000, or 23%, is primarily attributable to higher external consulting costs as well as higher share-based compensation costs as compared to last year.

Interest (expense) income and other income, net for the three months ended December 31, 2012 represents primarily interest expense related to both the Company’s $4.0 million subordinated note with a private investment company and borrowings under a $2.0 million revolving credit facility with a bank. Both of these financings were issued in connection with the Company’s acquisition of the intellectual property underlying its Monarch Professional and Datawatch Data Pump product offerings. Interest income and other income (expense) for the three months ended December 31, 2011 included interest income of $2,000 and gains on foreign currency transactions of approximately $7,000.

Income tax expense for the three months ended December 31, 2012 and 2011 was $9,000 and $38,000, respectively. Income tax expense for the three months ended December 31, 2012 includes $5,000 related to estimated federal alternative minimum taxes and a $2,000 credit related to state income tax adjustments. Income tax expense for the three months ended December 31, 2011 includes $19,000 related to estimated state taxes and $13,000 related to estimated federal alternative minimum taxes. Income tax expense for both periods also includes a $6,000 provision for uncertain tax positions relative to foreign taxes. At December 31, 2012, the Company had U.S. federal tax loss carryforwards of approximately $6.7 million which expire at various dates through and until 2031 as well as significant state and foreign net operating loss carry forwards.

Net loss for the three months ended December 31, 2012 was $222,000 as compared to net income of $603,000 for the three months ended December 31, 2011.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire through 2016. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $143,000 and $113,000 for the three months ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, the Company’s contractual obligations include minimum rental commitments under non-cancelable operating leases, long-term debt obligations and other liabilities related to uncertain tax positions as follows (in thousands):

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating Lease Obligations	$ 821	$ 370	$ 369	$ 82	$ —

Long-term Debt Obligations	$ 4,000	$ —	$ 1,467	$ 1,600	$ 933

Other Liabilities	$ 206	$ —	$ —	$ —	$ 206

Prior to the acquisition of intellectual property on March 30, 2012, as disclosed in Note 1 to the condensed consolidated financial statements, the Company was obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Additionally, the Company pays royalties under arrangements with vendors related to sales of its Datawatch Report Manager on Demand and Datawatch Dashboards products. Royalty expense included in cost of software licenses was approximately $35,000 and $511,000, respectively, for the three months ended December 31, 2012 and 2011. The Company is not obligated to pay any minimum amounts for royalties. As a result of the acquisition of the intellectual property, the Company is no longer required to pay royalties related to its Monarch Professional and Datawatch Data Pump products.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes its exposure related to these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of December 31, 2012.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of December 31, 2012.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of December 31, 2012.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes its exposure related to these indemnification agreements is minimal. The Company has no liabilities recorded for these potential obligations as of December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At December 31, 2012, the Company had $8,937,000 of cash and equivalents, an increase of $215,000 from September 30, 2012.

At December 31, 2012, the Company had working capital of approximately $5,054,000 as compared to $4,041,000 at September 30, 2012. The Company expects cash flows from operations to remain positive as it anticipates profitability in the future. However, if the Company’s cash flow from operations were to decline significantly, it may need to consider reductions to its operating expenses. The Company does not anticipate additional cash requirements to fund growth or the acquisition of additional complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that the Company will be able to issue additional equity or obtain a new or expanded credit facility at attractive prices or rates, or at all.

The Company had a net loss of approximately $222,000 for the three months ended December 31, 2012 as compared to net income of approximately $603,000 for the three months ended December 31, 2011. During the three months ended December 31, 2012 and 2011, approximately $130,000 and $1,419,000, respectively, of cash was provided by the Company’s operations. During the three months ended December 31, 2012, the main source of cash from operations was net income adjusted for depreciation and amortization and share-based compensation expense, as well as an increase in accounts receivable.

Net cash used in investing activities for the three months ended December 31, 2012 of $19,000 is related to the purchase of property and equipment.

Net cash provided by financing activities for the three months ended December 31, 2012 of $119,000 is related to proceeds from the exercise of stock options.

On March 30, 2012, the Company entered into a Note and Warrant Purchase Agreement with a private investment company. The terms of the Note and Warrant Purchase Agreement include a $4.0 million subordinated note and warrants for 185,000 shares of the Company’s common stock. The subordinated note has a maturity date of February 28, 2019, with interest due monthly on the unpaid principal amount of the note at the rate of 10% per annum in arrears. Additionally, beginning on March 31, 2014 and on the last day of each month thereafter until the maturity date, the Company will make principal payments totaling $66,667. The Company is required under this agreement to maintain certain interest coverage and leverage ratios. As of December 31, 2012, the Company was in compliance with the covenants under the Note and Warrant Purchase Agreement.

On March 30, 2012, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with a bank which established a $2.0 million revolving line of credit facility and borrowed $1.5 million under the Loan Agreement on that date. The Company repaid $600,000 under the line of credit in September 2012. The Loan Agreement terminates on March 29, 2014. On that date, the principal amount of all advances under the revolving line and all unpaid interest thereon will become due and payable. The principal amount outstanding under the revolving line accrues interest at a floating rate per annum equal to 1.5% above the prime rate, with the prime rate having a floor of 3.25%. The Company can borrow under the revolving line of credit based on a formula percentage of its accounts receivable balance. Additionally, the Loan Agreement requires that the Company maintain certain net asset and net income ratios. The Company’s obligations under the line of credit facility are secured by substantially all of the Company’s assets other than intellectual property. As of December 31, 2012, the Company was in compliance with the covenants under the Loan Agreement.

Management believes that the Company’s current operations have not been materially impacted by the effects of inflation.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At December 31, 2012, the Company did not participate in or hold any derivative financial instruments or commodity instruments. The Company holds no investment securities that possess significant market risk.

Primary Market Risk Exposures

The Company’s primary market risk exposure is foreign currency exchange rate risk. The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to the Company’s international subsidiaries, if any, are usually considered to be of a long-term investment nature. Accordingly, the majority of currency movements are reflected in the Company’s other comprehensive income (loss). There are, however, certain situations where the Company will invoice customers in currencies other than its own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in interest (expense) income and other income, net in the condensed consolidated statements of operations. Currently, the Company does not engage in foreign currency hedging activities.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The principal executive officer and principal financial officer, with the participation of the Company’s management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a−15(e) and 15d−15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

(b) Changes in Internal Controls.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is occasionally involved in legal proceedings and other claims arising out of its operations in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, Item 1A under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, which could materially affect its business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 13, 2013.

DATAWATCH CORPORATION

/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer, and
Director (Principal Executive Officer and
Principal Financial Officer)