Form 10-Q
period 2013-06-30
DATAWATCH CORP
filed 2013-08-14
CIK 792130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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
Yes   ☐    No  ☑

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of August 8, 2013 was 6,551,503.

1

DATAWATCH CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2013

PART I. FINANCIAL INFORMATION
Item 1:  FINANCIAL STATEMENTS

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30,	September 30,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and equivalents	$10,424	$8,722
Accounts receivable, less allowances for doubtful accounts and sales	5,085	4,391
returns of $112 and $212, respectively
Inventories	55	59
Prepaid expenses	803	532
Total current assets	16,367	13,704

Property and equipment, net	286	281
Acquired intellectual property, net	6,453	7,745
Other intangible assets, net	852	792
Other long-term assets	228	283
Total assets	$24,186	$22,805

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$900	$900
Current portion of note payable	267	-
Accounts payable	1,183	676
Accrued expenses	2,107	1,792
Deferred revenue	6,283	6,295
Total current liabilities	10,740	9,663

LONG-TERM LIABILITIES:
Note payable, net of unamortized debt discount of $899 and
$1,017, respectively	2,834	2,983
Deferred revenue	203	265
Other liabilities	213	200
Total long-term liabilities	3,250	3,448

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01; 20,000,000 shares authorized;	65	64
issued, 6,543,918 shares and 6,372,465 shares, respectively;
outstanding, 6,529,672 shares and 6,358,219 shares, respectively
Additional paid-in capital	28,772	26,710
Accumulated deficit	(17,338)	(15,824)
Accumulated other comprehensive loss	(1,163)	(1,116)
	10,336	9,834
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	10,196	9,694

Total liabilities and shareholders’ equity	$24,186	$22,805

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
REVENUE:
Software licenses	$5,007	$4,699	$13,634	$13,182
Maintenance	2,409	2,106	7,042	5,683
Professional services	411	368	803	1,126
Total revenue	7,827	7,173	21,479	19,991

COSTS AND EXPENSES:
Cost of software licenses	549	509	1,602	1,743
Cost of maintenance and services	602	668	1,697	2,019
Sales and marketing	4,398	3,244	12,391	9,041
Engineering and product development	759	730	2,361	2,048
General and administrative	2,038	1,289	4,475	3,469
Total costs and expenses	8,346	6,440	22,526	18,320

INCOME (LOSS) FROM OPERATIONS	(519)	733	(1,047)	1,671

Interest expense and other income (expense), net	(148)	(176)	(465)	(285)

INCOME (LOSS) BEFORE INCOME TAXES	(667)	557	(1,512)	1,386
Provision (benefit) for income taxes	(1)	9	2	75

NET INCOME (LOSS)	$(666)	$548	$(1,514)	$1,311

Net income (loss) per share—Basic	$(0.10)	$0.09	$(0.24)	$0.21

Net income (loss) per share—Diluted	$(0.10)	$0.08	$(0.24)	$0.20

Weighted-Average Shares Outstanding—Basic	6,495	6,288	6,434	6,224

Weighted-Average Shares Outstanding—Diluted	6,495	6,775	6,434	6,653

See notes to condensed consolidated financial statements.

4

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
 (In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Net Income (Loss)	$(666)	$548	$(1,514)	$1,311

Other Comprehensive Income (Loss):

Foreign currency translation adjustments	(29)	18	(47)	108

Comprehensive income (Loss)	$(695)	$566	$(1,561)	$1,419

See notes to condensed consolidated financial statements.

DATAWATCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 (In thousands)

	Nine Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,514)	$1,311
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,590	698
Provision for (recovery of) doubtful accounts and sales returns	(99)	26
Loss on disposition of fixed assets	2	1
Share-based compensation	1,922	560
Non-cash interest expense on warrants	117	40
Amortization of debt issuance costs	24	-
Changes in operating assets and liabilities:
Accounts receivable	(632)	(1,995)
Inventories	4	(2)
Prepaid expenses and other assets	(221)	(185)
Accounts payable, accrued expenses and other liabilities	868	333
Deferred revenue	(8)	1,705
Cash provided by operating activities	2,053	2,492

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures	(114)	(117)
Proceeds from sale of equipment	-	1
Purchase of intellectual property	-	(8,616)
Capitalized software development costs	(278)	(54)
Increase in other assets	-	(4)
Cash used in investing activities	(392)	(8,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	142	235
Advances on line of credit	-	1,500
Proceeds from issuance of long-term debt	-	4,000
Debt issuance costs	-	(80)
Cash provided by financing activities	142	5,655

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	(101)	95

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,702	(548)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	8,722	8,384
CASH AND EQUIVALENTS, END OF PERIOD	$10,424	$7,836

SUPPLEMENTAL INFORMATION:
Income taxes paid	$9	$51
Interest paid	$334	$120

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

The Company licenses its software products directly to end-users, through value added resellers and through distributors. Sales to distributors and resellers accounted for approximately 37% and 34%, respectively, of total sales for the three months ended June 30, 2013 and 2012, and 32% and 31%, respectively, of total sales for the nine months ended June 30, 2013 and 2012. Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collectability is reasonably assured, persuasive evidence of the arrangement exists and there are no significant obligations remaining. All of the Company’s software product offerings are considered to be “off-the-shelf” as such term is customarily defined. The Company’s software products can be installed and used by customers on their own with little or no configuration required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses, and the license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations by the Company.

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

Concentration of Credit Risks and Major Customers

The Company licenses its products and services to U.S. and non-U.S. distributors and other software resellers, as well as to end users, under customary credit terms. Three customers, Lifeboat Distribution, ASG and Unysis Belgium, individually accounted for the following percentages of total revenue and accounts receivable for the periods indicated:

	Percentage of total			Percentage of total
	revenue for the three			revenue for the nine				Percentage of total
	months ended			months ended				accounts receivable at
	June 30,			June 30,				June 30,	September 30,
	2013	2012		2013		2012		2013	2012

Lifeboat Distribution	24%	22%		22%		13%		30%	19%

ASG	10%		*		*		*	12%	*

Unisys Belgium	*		*		*		*	*	24%

* - Amounts represent less than 10% for indicated periods.

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

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to engineering and product development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life of the product (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 12 to 24 months. The net amount of capitalized software development costs was approximately $244,000 and $30,000 at June 30, 2013 and September 30, 2012, respectively. The Company capitalized approximately $278,000 and $54,000 of software development costs related to new products in development during the nine months ended June 30, 2013 and June 30, 2012, respectively.

Intangible Asset – Intellectual Property

On March 30, 2012, the Company acquired intellectual property which consisted primarily of the source code underlying its Monarch Professional and Datawatch Data Pump products for a purchase price of $8,541,000. Additionally, the Company capitalized approximately $75,000 in closing costs and adjustments related to the acquisition. The intellectual property assets are being amortized to cost of software licenses using the straight-line method over the estimated life of the asset, which is five years. Amortization expense related to the intellectual property assets was $431,000 and $1,292,000, respectively, for the three and nine months ended June 30, 2013. Amortization expense related to the intellectual property assets was $431,000 and $440,000, respectively, for the three and nine months ended June 30, 2012. The estimated future amortization expense related to the intellectual property is as follows (in thousands):

Fiscal Years Ended September 30,

Remainder of fiscal 2013	$431
2014	1,723
2015	1,723
2016	1,723
2017	853

Total estimated future amortization expense	$6,453

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

●	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2013 and September 30, 2012 (in thousands):

	June 30, 2013				September 30, 2012
				Estimated				Estimated
	Fair Value Measurement			Fair	Fair Value Measurement			Fair
	Using Input Types			Value	Using Input Types			Value
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,234	$-	$-	$2,234	$2,234	$-	$-	$2,234
Total assets at fair value	$2,234	$-	$-	$2,234	$2,234	$-	$-	$2,234

Liablities:
Line of credit	$900	$-	$-	$900	$900	$-	$-	$900
Note payable	4,000	-	-	4,000	4,000	-	-	4,000
Debt discount	-	(899)	-	(899)	-	(1,017)	-	(1,017)
Total liabilities at fair value	$4,900	$(899)	$-	$4,001	$4,900	$(1,017)	$-	$3,883

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

Note 2 – Acquisition

On June 14, 2013, the Company entered into a Stock Purchase Agreement under which it has agreed to acquire Panopticon Software AB, a privately-held Swedish company specializing in the delivery of real-time data visualization solutions (“Panopticon”). Pursuant to this agreement, the Company plans to acquire all outstanding shares of Panopticon in an all-stock transaction. Completion of the transaction is subject to the approval of the Company’s shareholders, which is expected to occur during its fourth fiscal quarter ending September 30, 2013.

Note 3 – Other Intangible Assets, Net

Other intangible assets, net, were comprised of the following as of June 30, 2013 and September 30, 2012:

	Weighted	June 30, 2013			September 30, 2012
	Average	Gross			Gross
Identified Intangible	Useful Life	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
Asset	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
				(in thousands)

Capitalized software	1	$1,468	$1,224	$244	$1,190	$1,160	$30
Patents	20	160	71	89	160	65	95
Customer lists	10	1,790	1,320	470	1,790	1,195	595
Loan acquisition costs	4	88	39	49	88	16	72

Total		$3,506	$2,654	$852	$3,228	$2,436	$792

For the three months ended June 30, 2013 and 2012, amortization expense related to intangible assets was $87,000 and $52,000, respectively. For the nine months ended June 30, 2013 and 2012, amortization expense related to intangible assets was $218,000 and $167,000, respectively.

The estimated future amortization expense related to amortizing intangible assets as of June 30, 2013 is as follows (in thousands):

Fiscal Years Ending September 30,

Remainder of fiscal 2013	$107
2014	380
2015	179
2016	110
2017	13
2018	13
Thereafter	50

Total estimated future amortization expense	$852

Note 4 – Financing Arrangements

Revolving Line of Credit

In connection with the acquisition of intellectual property disclosed in Note 1 to the Company’s condensed consolidated financial statements, on March 30, 2012, the Company entered into a $2.0 million revolving credit facility with Silicon Valley Bank (“SVB”), pursuant to a Loan and Security Agreement with SVB. On March 30, 2012, the Company borrowed $1.5 million under this revolving credit facility. The Company repaid $600,000 under the line of credit in September 2012. The revolving line of credit under the SVB facility terminates on March 29, 2014. On that date, the principal amount of all advances then outstanding under the revolving line and all unpaid interest thereon will become due and payable. The principal amount outstanding under the revolving line accrues interest at a floating rate per annum equal to 1.5% above the prime rate, with the prime rate having a floor under the SVB agreement of 3.25%. The Company can borrow under the SVB revolving line of credit based on a formula percentage of its accounts receivable balance. Additionally, the SVB facility requires that the Company maintain certain net asset and net income ratios. The Company was in compliance with the covenants under its Loan and Security Agreement at June 30, 2013. The Company’s obligations under the SVB facility are secured by substantially all of the Company’s assets other than intellectual property. The principal amount outstanding under the revolving line of credit at June 30, 2013 was $900,000.

Note Payable

Also in connection with the intellectual property acquisition, on March 30, 2012, the Company entered into a Note and Warrant Purchase Agreement with Massachusetts Capital Resource Company (“MCRC”), the terms of which include a $4.0 million subordinated note and warrants for 185,000 shares of the Company’s common stock. The subordinated note issued to MCRC has a maturity date of February 28, 2019, with interest due monthly on the unpaid principal amount of the note at the rate of 10% per annum in arrears. The subordinated note also contains interest rate premiums on any optional redemption of principal payments during the first three years of the note agreement. The Company is also required under the MCRC agreement to maintain certain interest coverage and leverage ratios. The Company was in compliance with the covenants under its Note and Warrant Purchase Agreement at June 30, 2013.

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

The Company accounted for the borrowing under the Note and Warrant Purchase Agreement in accordance with the guidance prescribed in the FASB Accounting Standard Codification Topic 470-20, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“ASC 470-20”). In accordance with ASC 470-20, the value of the stock purchase warrants is considered an Original Issue Discount (“OID”) which is required to be amortized over the life of the note as interest expense with a corresponding credit to note payable.  The fair value of the warrants on March 30, 2012, as determined under the Accounting Standard Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) was approximately $1.1 million which is included in Additional Paid-in Capital in the Company’s condensed consolidated balance sheets at June 30, 2013. The Company used the Black-Scholes pricing model to calculate the fair value of the warrants which included the following key assumptions: the contractual life of the warrants (7 years), stock price volatility (68.18%), risk-free interest rate (1.61%) and dividend yield (0%).

The unamortized debt discount at June 30, 2013 was $899,000 which will be amortized to interest expense over the life of the subordinated note which is seven years. Interest expense related to the warrants during the three and nine months ended June 30, 2013 was $39,000 and $117,000, respectively. Interest expense related to the warrants during the three and nine months ended June 30, 2012 was approximately $39,000 and $40,000, respectively.

Note 5 – Income Taxes

During the three months ended June 30, 2013, the Company recorded a tax benefit of $1,000 primarily related to adjustments to estimated federal alternative minimum taxes and estimated state taxes. During the nine months ended June 30, 2013, the Company recorded $2,000 in tax expense related to uncertain tax positions relative to foreign taxes net of these adjustments. During the three and nine months ended June 30, 2012, the Company recorded $9,000 and $75,000, respectively, related to estimated federal alternative minimum taxes, estimated state taxes and uncertain tax positions relative to foreign taxes.

Deferred Tax Assets

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through and until 2031. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. Management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets at June 30, 2013 and September 30, 2012.

Provision for Uncertain Tax Positions

At September 30, 2012, the Company had a cumulative tax liability of $200,000 related to foreign tax exposure that could result in cash payments, of which approximately $6,000 and $19,000, respectively, were recorded during the three and nine months ended June 30, 2012. The Company increased its tax liability by $6,000 during each of the three month periods ended December 31, 2012 and March 31, 2013. During the nine months ended June 30, 2013, the Company released a portion of its reserve for uncertain tax positions and recorded a benefit of $4,000. The Company does not expect its tax liability to change significantly during the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its consolidated statements of operations. To date, the Company has not accrued any amounts for interest and penalties associated with this liability as such amounts have been de minimis.

The Company’s unrecognized tax benefits (before consideration of any valuation allowance) represent differences between tax positions taken by the Company in its various consolidated and separate worldwide tax returns and the benefits recognized and measured for uncertain tax positions. This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The change in the unrecognized tax benefits during the nine months ended June 30, 2013 was as follows (in thousands):

Balance at October 1, 2012	$866
Additions for prior year tax positions	8
Balance at June 30, 2013	$874

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such jurisdictions as the United Kingdom, Germany, Singapore, Australia and the United States, and as a result, files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The fiscal years ended September 30, 2010 through September 30, 2012 are generally still open to examination in the jurisdictions listed above.

Note 6 – Shareholders’ Equity

Share-based compensation expense for the three months ended June 30, 2013 and 2012 was $760,000 and $227,000, respectively, and $1,922,000 and $560,000 for the nine months ended June 30, 2013 and 2012, respectively, as included in the following expense categories:

	Three months Ended		Nine months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)

Sales and marketing	$523	$118	$1,451	$317
Engineering and product development	21	20	64	29
General and administrative	216	89	407	214
	$760	$227	$1,922	$560

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

Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options on the date of grant. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate and dividend yield. The weighted-average fair value of options granted under the stock option plans for the three and nine months ended June 30, 2013 was $7.61 per share. No options were granted under the stock option plans for the three or nine months ended June 30, 2012. The total intrinsic value of options exercised during the three months ended June 30, 2013 and 2012 was approximately $51,000 and $61,000, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2013 and 2012 was approximately $612,000 and $670,000, respectively. Total cash received from option exercises during the three and nine months ended June 30, 2013 was $9,000 and $142,000, respectively. As of June 30, 2013, there was $648,000 of total unrecognized compensation cost related to non-vested stock option arrangements, which is expected to be recognized over a weighted-average period of 2.63 years.

Many of the assumptions used in the determination of share-based compensation expense are judgmental and highly volatile. The table below indicates the key assumptions used in the option valuation calculations for options granted in the nine months ended June 30, 2013:

2013
Expected life	5 Years
Expected volatility	72.95%
Weighted-average volatility	72.95%
Risk-free interest rate	0.71%
Dividend yield	0.0%

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

The following table summarizes information about the Company’s stock option plans for the nine months ended June 30, 2013.

			Weighted -
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value $(000)

Outstanding, October 1, 2012	355,334	$3.71

Granted	75,000	12.92
Canceled	-	-
Exercised	(49,000)	2.87
Outstanding, June 30, 2013	381,334	$5.63	4.41	$4,732

Vested or expected to vest, June 30, 2013	367,898	$5.51	4.33	$4,611

Exercisable, June 30, 2013	246,975	$3.80	3.57	$3,516

Restricted Stock Units

The Company periodically grants awards of restricted stock units (“RSU”) to each of its non-employee directors and some of its management team and employees on a discretionary basis pursuant to its stock compensation plans. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at June 30, 2013 was 660,630. Each RSU vests at the rate of 33.33% on each of the first through third anniversaries of the grant date with final vesting of the most recent grants scheduled to occur in May 2016. Included in the total number of RSUs unvested at June 30, 2013 are certain RSUs that are subject to a further vesting condition that the Company’s common stock must trade at a price greater than the following market prices per share on a national securities exchange for a period of twenty consecutive days on or prior to certain anniversaries of the grant date as follows:

		Number of
		Unvested RSUs

$10.00 per share prior to the fifth anniversary of the grant date	*	103,513
$10.00 per share prior to the fourth anniversary of the grant date	*	189,273
$17.50 per share prior to the fifth anniversary of the grant date		30,000
$17.50 per share prior to the fourth anniversary of the grant date	*	112,171
$17.50 per share prior to the third anniversary of the grant date		166,500
$20.00 per share prior to the fourth anniversary of the grant date		8,500
$22.50 per share prior to the fourth anniversary of the grant date		19,000
No vesting condition		31,673

Unvested RSUs, June 30, 2013		660,630

The Company’s common stock has satisfied both the $10 per share market price vesting condition and the $17.50 per share market price vesting condition for the grants denoted with an asterisk above totaling 404,957 RSUs. For all of the RSUs containing a market price vesting condition, the Company performed fair value analysis using the Monte Carlo option-pricing model. The fair value related to the RSUs was calculated based primarily on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to sales and marketing, engineering and product development and general and administrative expense. The fair values of the RSUs granted in the nine months ended June 30, 2013 and 2012, respectively, were approximately $4,619,795 (or $14.77 weighted-average fair value per share) and $1,198,000 (or $6.77 weighted-average fair value per share). The Company recorded compensation expense related to RSUs of approximately $683,000 and $185,000 for the three months ended June 30, 2013 and 2012, respectively, and $1,765,000 and $431,000 for the nine months ended June 30, 2013 and 2012, respectively. These amounts are included in the total share-based compensation expense disclosed above. As of June 30, 2013, there was approximately $7.0 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.31 years.

The following table presents RSU information for the nine months ended June 30, 2013:

Number of
RSUs
Outstanding

Outstanding, October 1, 2012	464,584
Granted	339,000
Canceled	(6,667)
Vested	(136,287)

Outstanding, June 30, 2013	660,630

Note 7 - Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the impact, when dilutive, of the exercise of stock options and the vesting of restricted stock units using the treasury stock method. Diluted net loss per share for the nine months ended June 30, 2013 is the same as basic net loss per share as the potentially dilutive securities are all anti-dilutive.

There were no potentially dilutive common stock options for either the three or nine months ended June 30, 2013 or the three or nine months ended June 30, 2012. Potentially dilutive restricted stock units aggregating 228,336 shares and 225,743 shares for the three and nine months ended June 30, 2013, respectively, have been excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive. Potentially dilutive restricted stock units aggregating 25,599 shares and 9,560 shares for the three and nine months ended June 30, 2012, respectively, have been excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive. There were no potentially dilutive warrants for the three or nine months ended June 30, 2013. There were no potentially dilutive warrants for the three months ended June 30, 2012. Potentially dilutive warrants aggregating 62,792 shares for the nine months ended June 30, 2012 have been excluded from the computation of diluted net income per share because their inclusion would be anti-dilutive.

Note 8 - Commitments and Contingencies

Prior to the acquisition of intellectual property on March 30, 2012, as disclosed in Note 1 to these condensed consolidated financial statements, the Company was obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Additionally, the Company pays royalties under arrangements with vendors related to sales of its Datawatch Report Manager on Demand and Datawatch Dashboards products. Royalty expense included in cost of software licenses was approximately $35,000 and $21,000, respectively, for the three months ended June 30, 2013 and 2012 and $102,000 and $1,116,000, respectively, for the nine months ended June 30, 2013 and 2012. The Company is not obligated to pay any minimum amounts for royalties. As a result of the acquisition of the intellectual property, the Company is no longer required to pay royalties related to its Monarch Professional and Datawatch Data Pump products.

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

The following table presents information about the Company’s revenue by product lines:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Information Optimization Solutions (including Monarch Professional, Datawatch Data Pump, Datawatch Enterprise Server, Datawatch Enterprise Server - Cloud, Datawatch RMS, Datawatch Report Manager on Demand, Datawatch Dashboards and iMergence)	97%	96%	97%	95%

Business Service Management Solutions (including Visual QSM and Visual HD)	3%	4%	3%	5%

Total	100%	100%	100%	100%

The Company conducts operations in the U.S. and internationally. The following table presents information about the Company’s geographic operations:

			Intercompany
	Domestic	International	Eliminations	Total
	(In thousands)
Total Revenue
Three months ended June 30, 2013	$7,054	$984	$(211)	$7,827
Three months ended June 30, 2012	$6,491	$869	$(187)	$7,173

Nine months ended June 30, 2013	$19,130	$2,996	$(647)	$21,479
Nine months ended June 30, 2012	$17,728	$2,881	$(618)	$19,991

Total Operating Income (Loss)
Three months ended June 30, 2013	$2	$(521)	$-	$(519)
Three months ended June 30, 2012	$1,030	$(297)	$-	$733

Nine months ended June 30, 2013	$377	$(1,424)	$-	$(1,047)
Nine months ended June 30, 2012	$2,231	$(560)	$-	$1,671

Non-current Assets
At June 30, 2013	$7,747	$72	$-	$7,819
At September 30, 2012	$9,018	$83	$-	$9,101

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain “forward looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward looking statements, which speak only as of the date they are made. The Company disclaims any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in the Company’s expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward looking statements. The Company’s actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed in Item 1A of the Company’s

Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on August 5, 2013, as well as the accuracy of the Company’s internal estimates of revenue and operating expense levels.

Datawatch is engaged in the design, development, manufacture, marketing, and support of business computer software primarily by providing information optimization products and software solutions that allow organizations to deliver an extensive variety of data into their big data and business analytic applications.

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

●
Monarch Professional, a desktop reporting and data analysis application that lets users extract and manipulate data from ASCII report files, PDF files or HTML files produced on any mainframe, midrange, client/server or PC system;

●
Datawatch Data Pump, a data replication and migration tool that offers a shortcut for populating and refreshing data marts and data warehouses, for migrating legacy data into new applications and for providing automated delivery of reports in a variety of formats, such as Excel, via email;

●
Datawatch Enterprise Server, an enterprise solution that provides web-enabled report storage, transformation and distribution including data analysis, visualization and MS Excel integration for easy to use and cost effective self-serve reporting and analytics;

●	Datawatch Enterprise Server – Cloud, a cloud-based application that provides the same functionality as Datawatch Enterprise Server and which allows faster deployment with less expense and overhead;
●	Datawatch RMS, a web-based report analysis solution that integrates with any existing enterprise report management or content management archiving solution;
●	Datawatch Report Manager on Demand, a system for high-volume document capture, archiving, and online presentation;
●	Datawatch Dashboards, an interactive dashboard solution that provides a visual overview of operational performance as well as the ability to monitor specific business processes and events;
●	iMergence, an enterprise report mining system;
●
Visual QSM, a fully internet-enabled IT service management solution that incorporates workflow and network management capabilities and provides web access to multiple databases via a standard browser; and

●	Visual Help Desk or Visual HD, a web-based help desk and call center solution operating on the IBM Lotus Domino platform.

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

●	Revenue Recognition, Allowance for Bad Debts and Returns Reserve
●	Income Taxes
●	Capitalized Software Development Costs
●	Valuation of Intangible Assets and Other Long-Lived Assets
●	Accounting for Share-Based Compensation

During the nine months ended June 30, 2013, there were no significant changes in the Company’s critical accounting policies. See Note 1 to the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in its Annual Report on Form 10-K for the year ended September 30, 2012 for additional information about these critical accounting policies, as well as a description of the Company’s other significant accounting policies.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUE:
Software licenses	64%	66%	63%	66%
Maintenance	31%	29%	33%	28%
Professional services	5%	5%	4%	6%
Total revenue	100%	100%	100%	100%

COSTS AND EXPENSES:
Cost of software licenses	7%	7%	7%	9%
Cost of maintenance and services	8%	10%	8%	10%
Sales and marketing	56%	45%	58%	45%
Engineering and product development	10%	10%	11%	10%
General and administrative	26%	18%	21%	18%
Total costs and expenses	107%	90%	105%	92%
INCOME (LOSS) FROM OPERATIONS	-7%	10%	-5%	8%
Interest expense and other income (expense), net	-2%	-2%	-2%	-1%
INCOME (LOSS) BEFORE INCOME TAXES	-9%	8%	-7%	7%
Provision (benefit) for income taxes	0%	0%	0%	0%
NET INCOME (LOSS)	-9%	8%	-7%	7%

Three Months Ended June 30, 2013 Compared to
Three Months Ended June 30, 2012

Total Revenues

The following table presents total revenue, revenue increase and percentage change in revenue for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,			Percentage
	2013	2012	Increase	Change
	(In thousands)
Software licenses	$5,007	$4,699	$308	7%
Maintenance	2,409	2,106	303	14%
Professional Services	411	368	43	12%
Total revenue	$7,827	$7,173	$654	9%

Software license revenue for the three months ended June 30, 2013 was $5,007,000 or approximately 64% of total revenue, as compared to $4,699,000, or approximately 66% of total revenue for the three months ended June 30, 2012. The increase in software license revenue of $308,000 for the three months ended June 30, 2013 consists of a $317,000 increase in Information Optimization Solutions (including Monarch Professional, Datawatch Data Pump, Datawatch Enterprise Server, Datawatch Enterprise Server – Cloud, Datawatch RMS, Datawatch Report Manager on Demand, Datawatch Dashboards, and iMergence products) offset by a $9,000 decrease in Business Service Management Solutions (including Visual QSM and Visual HD products). Included in software license revenue for the three months ended June 30, 2013 was $600,000 related to a royalty payment from one customer.

Maintenance revenue for the three months ended June 30, 2013 was $2,409,000 or approximately 31% of total revenue, as compared to $2,106,000, or approximately 29% of total revenue for the three months ended June 30, 2012. The increase in maintenance revenue of $303,000 consists of a $356,000 increase in Information Optimization Solutions offset by a $53,000 decrease in Business Service Management Solutions. The Company attributes the increase in maintenance revenue to higher overall sales and higher renewal rates of Monarch Professional.

Professional services revenue for the three months ended June 30, 2013 was $411,000 or approximately 5% of total revenue, as compared to $368,000, or approximately 5% of total revenue for the three months ended June 30, 2012. The increase in professional services revenue of $43,000 consists of a $33,000 increase in Information Optimization Solutions and a $10,000 increase in Business Service Management Solutions.

Costs and Operating Expenses

The following table presents costs of sales and operating expenses, increase (decrease) in costs of sales and operating expenses and percentage changes in costs of sales and operating expenses for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
		(In thousands)

Cost of software licenses	$549	$509	$40	8%
Cost of maintenance and services	602	668	(66)	-10%
Sales and marketing	4,398	3,244	1,154	36%
Engineering and product development	759	730	29	4%
General and administrative	2,038	1,289	749	58%
Total costs and operating expenses	$8,346	$6,440	$1,906	30%

The increase in cost of software licenses of $40,000, or approximately 8%, is primarily due to increased software amortization costs pertaining to development costs capitalized in fiscal year 2013 as well as increased royalty costs related to the Company’s Report Manager on Demand product.

The decrease in cost of maintenance and services of $66,000, or approximately 10%, is primarily due to lower commissions due to decreased consulting sales and decreased other employee-related costs as compared to the same period last year.

The increase in sales and marketing expenses of $1,154,000, or approximately 36%, is due to higher wages and employee-related costs, including share-based compensation, attributable to increased headcount and increased promotional and lead generation costs as compared to the same period last year. These increases reflect the Company’s significant investment in a new sales and marketing team during the last several quarters to accelerate revenue generation. The Company does not expect increases of this magnitude to continue beyond fiscal year 2013.

The increase in engineering and product development expenses of $29,000, or approximately 4%, is primarily attributable to higher wages and other employee-related costs due to increased headcount offset by lower external consulting costs.

The increase in general and administrative expenses of $749,000, or 58%, is primarily attributable to acquisition costs incurred during the quarter in connection with the Company’s planned acquisition of a privately-held software company as well as higher external consulting costs and higher share-based compensation costs as compared to the same period last year. In June 2013, the Company announced the signing of a definitive agreement under which it has agreed to acquire Panopticon Software AB (“Panopticon”), a privately-held Swedish company specializing in the delivery of real-time data visualization solutions. Pursuant to this agreement, the Company plans to acquire all outstanding shares of Panopticon in an all-stock transaction. Completion of this transaction is subject to the approval of the Company’s shareholders, which is expected to occur during its fourth fiscal quarter of 2013. Total acquisition-related costs in the three months ended June 30, 2013 were approximately $563,000.

Interest expense and other income (expense), net for the three months ended June 30, 2013 was $148,000 which included $158,000 of interest expense related to both the Company’s $4.0 million subordinated note with a private investment company and borrowings under a $2.0 million revolving credit facility with a bank, offset by a gain on foreign currency transactions of $10,000. Both of these debt financings were issued in connection with the Company’s acquisition of the intellectual property underlying its Monarch Professional and Datawatch Data Pump product offerings. Interest expense and other income (expense), net for the three months ended June 30, 2012 was $176,000, which included $165,000 of interest expense related to the Company’s debt financings and a loss on foreign currency transactions of approximately $11,000.

Income tax benefit for the three months ended June 30, 2013 was $1,000 as compared to income tax expense of $9,000 for the three months ended June 30, 2012. The income tax benefit is primarily related to adjustments to estimated federal alternative minimum taxes offset by minimum state taxes. Income tax expense for the three months ended June 30, 2012 includes $10,000 related to estimated federal alternative minimum taxes and a $6,000 provision for uncertain tax positions relative to foreign taxes, offset by $7,000 in estimated state tax adjustments. At June 30, 2013, the Company had U.S. federal tax loss carryforwards of approximately $7.1 million which expire at various dates through and until 2031 as well as significant state and foreign net operating loss carryforwards.

Net loss for the three months ended June 30, 2013 was $666,000 as compared to net income of $548,000 for the three months ended June 30, 2012.

Nine months Ended June 30, 2013 Compared to
Nine months Ended June 30, 2012

Total Revenues

The following table presents total revenue, revenue increase (decrease) and percentage change in revenue for the nine months ended June 30, 2013 and 2012:

	Nine Months Ended
	June 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
		(In thousands)

Software licenses	$13,634	$13,182	$452	3%
Maintenance	7,042	5,683	1,359	24%
Professional Services	803	1,126	(323)	-29%
Total revenue	$21,479	$19,991	$1,488	7%

Software license revenue for the nine months ended June 30, 2013 was $13,634,000 or approximately 63% of total revenue, as compared to $13,182,000, or approximately 66% of total revenue for the nine months ended June 30, 2012. The increase in software license revenue of $452,000 for the nine months ended June 30, 2013 consists of a $585,000 increase in Information Optimization Solutions offset by a $133,000 decrease in Business Service Management Solutions. Included in software license revenue for the nine months ended June 30, 2013 was $600,000 related to a royalty payment from one customer.

Maintenance revenue for the nine months ended June 30, 2013 was $7,042,000 or approximately 33% of total revenue, as compared to $5,683,000, or approximately 28% of total revenue for the nine months ended June 30, 2012. The increase in maintenance revenue of $1,359,000 consists of a $1,469,000 increase in Information Optimization Solutions offset by a $110,000 decrease in Business Service Management Solutions. The increase in maintenance revenue is due to higher overall sales and increased renewal rates of Monarch Professional.

Professional services revenue for the nine months ended June 30, 2013 was $803,000 or approximately 4% of total revenue, as compared to $1,126,000, or approximately 6% of total revenue for the nine months ended June 30, 2012. The decrease in professional services revenue of $323,000 consists of a $249,000 decrease in Information Optimization Solutions and a $74,000 decrease in Business Service Management Solutions. This decrease is due to lower consulting services primarily related to the Company’s Report Manager on Demand and Visual QSM product offerings.

Costs and Operating Expenses

The following table presents costs of sales and operating expenses, increase (decrease) in costs of sales and operating expenses and percentage changes in costs of sales and operating expenses for the nine months ended June 30, 2013 and 2012:

	Nine Months Ended
	June 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands)

Cost of software licenses	$1,602	$1,743	$(141)	-8%
Cost of maintenance and services	1,697	2,019	(322)	-16%
Sales and marketing	12,391	9,041	3,350	37%
Engineering and product development	2,361	2,048	313	15%
General and administrative	4,475	3,469	1,006	29%
Total costs and operating expenses	$22,526	$18,320	$4,206	23%

The decrease in cost of software licenses of $141,000, or approximately 8%, is primarily due to a decrease in royalty expense attributable to the acquisition of intellectual property underlying the Company’s Monarch Professional and Datawatch Data Pump products on March 30, 2012 which was partially offset by higher software amortization costs. As a result of this acquisition, the Company is no longer incurring royalty expense related to these products to cost of software licenses but is amortizing the purchase price of the intellectual property to cost of software licenses.

The decrease in cost of maintenance and services of $322,000, or approximately 16%, is primarily due to lower commissions resulting from decreased consulting sales and lower travel expenses and other employee-related costs.

The increase in sales and marketing expenses of $3,350,000, or approximately 37%, is attributable to higher wages and employee-related costs, including share-based compensation, due to increased headcount, higher travel expenses and increased consulting, promotional and lead generation costs as compared to the same period last year. These increases reflect the Company’s significant investment in a new sales and marketing team during the last several quarters to accelerate revenue generation. The Company does not expect increases of this magnitude to continue beyond fiscal year 2013.

The increase in engineering and product development expenses of $313,000, or approximately 15%, is primarily due to higher wages and other employee-related costs offset by lower consulting costs as compared to the same period last year.

The increase in general and administrative expenses of $1,006,000, or approximately 29%, is primarily attributable to acquisition costs incurred during the three months ended June 30, 2013 in connection with the Company’s planned acquisition of a privately-held software company as well as higher external consulting costs and higher share-based compensation costs as compared to the same period last year. In June 2013, the Company announced the signing of a definitive agreement under which it has agreed to acquire Panopticon Software AB (“Panopticon”), a privately-held Swedish company specializing in the delivery of real-time data visualization solutions. Pursuant to this agreement, the Company plans to acquire all outstanding shares of Panopticon in an all-stock transaction. Completion of this transaction is subject to the approval of the Company’s shareholders, which is expected to occur during its fourth fiscal quarter of 2013. Total acquisition-related costs in the nine months ended June 30, 2013 were approximately $563,000.

Interest expense and other income (expense), net for the nine months ended June 30, 2013 was $465,000 which includes $474,000 of interest expense related to both the Company’s $4.0 million subordinated note with a private investment company and borrowings under a $2.0 million revolving credit facility with a bank; offset by a gain on foreign currency transactions of $9,000. Both of these debt financings were issued in connection the Company’s acquisition of the intellectual property underlying its Monarch Professional and Datawatch Data Pump product offerings. Interest expense and other income (expense), net for the nine months ended June 30, 2012 was $285,000 which included $167,000 of interest expense related to the Company’s debt financings and a loss on foreign currency transactions of approximately $118,000. The foreign currency loss for the nine months ended June 30, 2012 was attributable to the settlement of intercompany account balances due to the dissolution of one of the Company’s foreign subsidiaries and the repatriation of international funds to the US required by the Company’s line of credit facility which was entered into on March 30, 2012. Additionally, the foreign currency loss for the nine months ended June 30, 2012 was partially due to the repayment of intercompany loans between the Australian and UK subsidiaries.

Income tax expense for the nine months ended June 30, 2013 was $2,000 as compared to $75,000 for the nine months ended June 30, 2012. Income tax expense for the nine months ended June 30, 2013 includes a $13,000 provision related to uncertain tax positions relative to foreign taxes offset by adjustments to estimated federal alternative minimum taxes and estimated state taxes totaling $11,000. Income tax expense for the nine months ended June 30, 2012 includes $30,000 related to estimated federal alternative minimum taxes, $26,000 related to estimated state taxes and $19,000 related to uncertain tax positions relative to foreign taxes.

Net loss for the nine months ended June 30, 2013 was $1,514,000 as compared to net income of $1,311,000 for the nine months ended June 30, 2012.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire through 2016. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $128,000 and $105,000 for the three months ended June 30, 2013 and 2012, respectively, and $397,000 and $327,000 for the nine months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, the Company’s contractual obligations include minimum rental commitments under non-cancelable operating leases, long-term debt obligations and other liabilities related to uncertain tax positions as follows (in thousands):

		Less than 1			More than
Contractual Obligations:	Total	Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$701	$339	$362	$-	$-
Long-term Debt Obligations	$4,000	$267	$1,600	$1,600	$533
Other Liabilities	$213	$-	$-	$-	$213

Prior to the acquisition of intellectual property on March 30, 2012, as disclosed in Note 1 to the condensed consolidated financial statements, the Company was obligated to pay royalties ranging from 7% to 50% on revenue generated by the sale of certain licensed software products. Additionally, the Company pays royalties under arrangements with vendors related to sales of its Datawatch Report Manager on Demand and Datawatch Dashboards products. Royalty expense included in cost of software licenses was approximately $35,000 and $21,000 for the three months ended June 30, 2013 and 2012, respectively, and $102,000 and $1,116,000 for the nine months ended June 30, 2013 and 2012, respectively. The Company is not obligated to pay any minimum amounts for royalties. As a result of the acquisition of the intellectual property, the Company is no longer required to pay royalties related to its Monarch Professional and Datawatch Data Pump products.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, the Company would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, the Company has never incurred significant expense under its product or service warranties. As a result, the Company believes its exposure related to these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of June 30, 2013.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of June 30, 2013.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of June 30, 2013.

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

however, the Company’s director and officer insurance policy would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes its exposure related to these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash balances and cash generated from operations will be sufficient to meet the Company’s cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At June 30, 2013, the Company had $10,424,000 of cash and equivalents, an increase of $1,702,000 from September 30, 2012.

At June 30, 2013, the Company had working capital of approximately $5,627,000 as compared to $4,041,000 at September 30, 2012. The Company expects cash flows from operations to remain positive as it anticipates profitability in the future. However, if the Company’s cash flow from operations were to decline significantly, it may need to consider reductions to its operating expenses. The Company does not anticipate additional cash requirements to fund growth or the acquisition of additional complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, the Company may seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that the Company will be able to issue additional equity or obtain a new or expanded credit facility at attractive prices or rates, or at all.

The Company had a net loss of approximately $1,514,000 for the nine months ended June 30, 2013 as compared to net income of approximately $1,311,000 for the nine months ended June 30, 2012. During the nine months ended June 30, 2013 and 2012, approximately $2,053,000 and $2,492,000, respectively, of cash was provided by the Company’s operations. During the nine months ended June 30, 2013, the main source of cash from operations was net loss adjusted for share-based compensation expense and depreciation and amortization expense.

Net cash used in investing activities for the nine months ended June 30, 2013 of $392,000 is primarily related to capitalized software development costs and the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended June 30, 2013 of $142,000 is related to proceeds from the exercise of stock options.

On March 30, 2012, the Company entered into a Note and Warrant Purchase Agreement with a private investment company. The terms of the Note and Warrant Purchase Agreement include a $4.0 million subordinated note and warrants for 185,000 shares of the Company’s common stock. The subordinated note has a maturity date of February 28, 2019, with interest due monthly on the unpaid principal amount of the note at the rate of 10% per annum in arrears. Additionally, beginning on March 31, 2014 and on the last day of each month thereafter until the maturity date, the Company will make principal payments totaling $66,667. The Company is required under this agreement to maintain certain interest coverage and leverage ratios.  As of June 30, 2013, the Company was in compliance with the covenants under the Note and Warrant Purchase Agreement.

On March 30, 2012, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with a bank which established a $2.0 million revolving line of credit facility and borrowed $1.5 million under the Loan Agreement on that date. The Company repaid $600,000 under the line of credit in September 2012. The Loan Agreement terminates on March 29, 2014. On that date, the principal amount of all advances under the revolving line and all unpaid interest thereon will become due and payable. The principal amount outstanding under the revolving line accrues interest at a floating rate per annum equal to 1.5% above the prime rate, with the prime rate having a floor of 3.25%. The Company can borrow under the revolving line of credit based on a formula percentage of its accounts receivable balance. Additionally, the Loan Agreement requires that the Company maintain certain net asset and net income ratios. The Company’s obligations under the line of credit facility are secured by substantially all of the Company’s assets other than intellectual property.  As of June 30, 2013, the Company was in compliance with the covenants under the Loan Agreement.

Management believes that the Company’s current operations have not been materially impacted by the effects of inflation.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At June 30, 2013, the Company did not participate in or hold any derivative financial instruments or commodity instruments. The Company holds no investment securities that possess significant market risk.

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

 (b) Changes in Internal Controls.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

2.1
Stock Purchase Agreement by and among Datawatch Corporation, the shareholders of Panopticon Software AB, certain optionholders of Panopticon Software AB, Panopticon Software AB and Willem De Geer, dated June 14, 2013 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K previously filed on June 20, 2013 with the Commission (File No. 000-19960) and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2013.

DATAWATCH CORPORATION

/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ James L. Eliason
James L. Eliason
Chief Financial Officer
(Principal Financial Officer)

