Form 10-K
period 2013-09-30
DATAWATCH CORP
filed 2013-12-17
CIK 792130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-19960

DATAWATCH CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	02-0405716
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Large accelerated filer  ☐    Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on March 31, 2013, the last business day of the Company’s most recently completed second fiscal quarter, as reported by the NASDAQ Capital Market was $68,247,510.

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of December 3, 2013 was 8,529,549.

Documents Incorporated By Reference

Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2013. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

DATAWATCH CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. BUSINESS

GENERAL

Datawatch Corporation (NASDAQ-CM: DWCH) (“Datawatch”, “We”, “Us”, “Our”) provides visual data discovery software that allows organizations to visually represent and integrate data from any area of their business regardless of its structure at real-time speeds. Our ability to optimize the use of multiple sources and varieties of data– regardless of its variety, velocity or volume – allows organizations to visually present a more complete and timely view of their business. Our “Next Generation” class of visualization products is transforming the way our customers think about analytics. Our capability to integrate structured, unstructured, and semi-structured sources of data, like PDF files, reports, machine data, log files and EDI streams, including real-time streaming data, into visually rich analytic applications allows users to dynamically discover key factors that impact any operational aspect of their business. We believe this ability to perform visual discovery against multiple sources and varieties of data sets Datawatch apart in the Big Data and visualization markets. Organizations of every size worldwide use Datawatch products, including 99 of the Fortune 100. Datawatch is headquartered in Chelmsford, Massachusetts, with offices in New York, London, Munich, Stockholm, Singapore, Sydney and Manila, and with partners and customers in more than 100 countries worldwide.

Datawatch is a Delaware corporation with executive offices located at 271 Mill Road, Quorum Office Park, Chelmsford, MA 01824 and our telephone number is (978) 441-2200. Periodic reports, proxy statements and other information are available to the public, free of charge, on our website, www.datawatch.com, as soon as reasonably practicable after they have been filed with the SEC and through the SEC’s website, www.sec.gov. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330.

OUR MARKET

We sell and compete in the data visualization market, which is an emerging and fast growing segment of the overall business analytics space. The data visualization market has emerged over the past several years to fill a void that has appeared in the analytics space as business intelligence (“BI”) platforms, which are now largely implemented and managed by IT, have grown to be more focused on enterprise reporting requirements and less on delivering agile analytics solutions that offer end users the ability quickly and easily access and visualize the information they need to understand their business. To fill this void, a new class of visualization technologies has emerged that offer this self service capability and the ability for end users to develop analytical application for themselves, their departments and the entire enterprise.

While this market continues to grow at a rate that surpasses the traditional BI market, it is now undergoing some significant changes itself, which are giving flight to a new class of “Next Generation Analytics” solutions. The key factors that are driving these changes are the desire to use all data available to make decisions about the business, the fact that these decisions often must be made in highly compressed, real-time windows, and finally the desire to move beyond simply visualizing information to actually interrogating that data visually to uncover the outliers and anomalies that are truly impacting the business.

Big Data and Next Generation Analytics

To better understand the change in the analytics market place it is important to understand the factors that are driving organizations to select Next Generation Analytics solutions. One of the key macro level trends driving this evolution is the advent of Big Data systems and concepts. As the concepts of Big Data have begun to take hold, organizations have realized that they must be able to visualize data that possess a whole new set of characteristics and that many of the traditional data visualization and business intelligence tools that they have relied on to deliver analytics are not architected to meet these requirements. As outlined in Figure 1, there are three factors that sets Next Generation Analytics software apart from traditional analytics or business intelligence solutions:

Figure 1.

1.	Data Volume – Next Generation Analytics technologies must be able to visually discover actionable information in high volumes of data. To accomplish this, these products must be able to consume and visually present information at a high degree of granularity. This requires that the visualizations must be flexible and easy to explore providing interactive filtering and offering a host of high volume chart types.

2.	Data Velocity – No longer is it acceptable to just look at information from a historical perspective. In businesses today decision making time frames are increasingly being compressed into real-time windows in order to reduce cost and gain a competitive edge. Figure 2 shows how time pressures are changing the analytical requirements in a host of application areas. This means that data visualization products must be able to ingest and visually present data in motion to enable real-time operational decisions. In applications such as risk, trading, machine data analytics, call center, preventative maintenance, energy management and a host of others, real-time data is a critical factor in outpacing the competition.

3.	Data Variety – Companies are starting to look at “data” in a much broader context due to the advent of Big Data systems that allow for storage of information in its native structure. Because it is easier to store and access data in its native form, be that a structured database or an unstructured or semi-structured source of data like a report, PDF or log file, and then combine and analyze it on demand, organizations are looking to their data visualization technologies to incorporate these diverse sources of data into visual data discovery applications.

Figure 2.

One final requirement of effective Next Generation Analytics solutions is the ability to intermix all of these characteristics into a single visual data discovery application. Our visual data discovery software offers our customers the ability to develop applications that possess all of these attributes for themselves, their departments and their entire enterprise.

Enterprise Content Management as a Big Data Source

For years, organizations have stored vast amounts of unstructured and semi-structured content in enterprise content management (“ECM”) systems. While some of this data was stored originally as a result of compliance requirements, many organizations are now looking to do more with that information to better understand their businesses or to utilize Big Data sources to drive decisions within their businesses. Traditional enterprise content management systems are not equipped to do much more than search and retrieve documents. Their inability to take any action against the returned information is a significant limitation. By including Datawatch as part of the solution, ECM systems can be transformed from simple search technologies into “search-to-action” solutions, providing better analytical information to users. This information can be included as another data source in Next Generation Analytics applications, thus providing even greater insight to organizations’ operations.

OUR PRODUCTS

Datawatch provides Visual Data Discovery software that allows customers to design and deploy a new class of data visualization applications. These applications move beyond traditional analytical solutions by allowing customers to not only visualize, but visually interact with data to discover outliers and anomalies that are truly impacting a business from data sources that other vendors cannot access, including high velocity real-time sources like complex event process (“CEP”) engines and streaming databases, as well as unstructured and semi-structured sources of data like PDF files, prints spools, log files and a host of other less than structured sources.

Datawatch’s product portfolio allows users to service their own analytical needs at their personal desktop and then expand the deployment of these visual data discovery applications to others in their departments or across the enterprise as the need for access to these high value analytical applications spreads.

Following the acquisition of Panopticon Software AB (“Panopticon”) in fiscal year 2013, our products were integrated and rebranded into a new Datawatch portfolio that includes the following products:

Datawatch Desktop™ - Design, Discover and Explore New Insights

Datawatch Desktop lets users quickly start asking questions to see hidden patterns, spot problems and identify missed opportunities without programming or scripting. Our in-memory analytics engine enables on-the-fly aggregations and intuitive navigation and integration of data from virtually any data source. With a simple drag-and-drop interface, users can set up hierarchies and filters in their dashboards to make it easier to spot outliers and to see how different subsets of data correlate with each other. Datawatch Desktop is based on the former Panopticon Desktop product which provides a range of specialized visualizations designed specifically to make analyzing streaming data, time series data and historical data, more impactful. Pre-built connectors make it simple to access and combine information from any data source, including data streams from message brokers and complex event processing engines.

Datawatch Desktop also includes the full set of capabilities from the former Datawatch Monarch Professional product allowing users to access, extract and transform any static data into live data for visualization, analysis and sharing with other users and systems. Without programming, a business user opens the report or file in Datawatch Desktop and can point and click on the data to be extracted. This creates a reusable model that defines the transformation into rows and columns.

Datawatch Server™ - Securely Share, Visualize Throughout the Organization

To fully exploit the power of optimized information, organizations must ensure that every shred of information is easily available to users of all types. Datawatch Server is used to automate, manage, store and visualize information from any data source that can be modeled via the Datawatch Desktop or Datawatch Modeler (Modeler) (formerly Monarch Professional) products.

Datawatch Server brings together the capabilities from the former Datawatch Enterprise Server and Panopticon Server. Organizations of all sizes can now allow users to access and visualize the information they need directly from a web browser, tablet or mobile device.

Datawatch Modeler™ - Capture and Transform Data from Virtually Any Source

With Datawatch Modeler, users can bring all the data that is needed to manage the business to life, whether that information is stored in structured sources like databases, or in less conventional formats such as unstructured or semi-structured EDI streams, PDF files, reports, machine data or text files. With the power of Modeler’s mapping engine, information can be evaluated, organized, and integrated to provide everyone with a 360 degree view of any type of business issue or opportunity.

When deployed as a stand-alone tool, Modeler allows users to model their own information and perform personal analysis of structured and semi-structured information from a wide variety of sources. This capability to operate in a personal deployment model makes Modeler an ideal product to empower individual analysts to work with reports, PDF files, machine data and other sources of data to gain a better understanding of what drives their day-to-day job. Modeler’s desktop deployment capability also helps users with mobile deployment needs so users can take the ability to ingest and transform unstructured and semi-structured sources of data “on the road.” Users like auditors and sales teams can take this powerful tool into off-site situations and work directly with client information to gain a greater understanding of their businesses.

Datawatch Automator™ - Securely and Automatically Distribute Information to Those Who Need It

Once organizations have their various information sources modeled using Datawatch Modeler or Datawatch Desktop, users need to make these processes repeatable and dynamic so that information can be shared across the organization faster and more efficiently. With Datawatch Automator (formerly Datawatch Data Pump), users can move from individual systems into a high performance production environment that allow them to process larger amounts of data, schedule and automate these processes, and distribute this data to other users throughout the organization.

Datawatch RMS™ - Unlocking the Power of Content

Datawatch’s RMS (Report Mining Server) is a web-based report analytics solution that integrates with any existing enterprise content management system such as Datawatch Report Manager onDemand, IBM Content Manager OnDemand, Microsoft SharePoint, Hyland OnBase, ASG Mobius ViewDirect and others. Datawatch RMS opens up the corporate data locked in content management systems, static reports and business documents, enabling dynamic business-driven analysis of information using Datawatch Desktop or other productivity tools with no user programming.

Datawatch Report Manager OnDemand™ - Managing Content

In today’s accelerated global business environment, information must be rapidly available to users. On-demand access to critical business documents can significantly improve customer service response time, drive more efficient operations, and expedite audits and legal discovery. To support this expanded use of data and manage the volumes of print and electronic information generated by its business, a company needs a flexible, scalable system.

Datawatch Report Manager OnDemand (“RMOD”) helps an enterprise meet its growing information needs by offering centralized management of document images, reports, customer correspondence, statements and more. Datawatch’s experience in highly regulated markets - including financial services and healthcare - gives an enterprise a trusted solution that supports its regulatory compliance initiatives. In addition, RMOD readily integrates with CRM and call center applications to give customer service teams’ real-time access to invoices, statements, checks, policies and any other customer documents.

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

OUR SERVICES

Datawatch complements its core products with a range of services to ensure successful deployment and usage of our visual data discovery software. This includes educational services for customers and partners implementing and learning about the platform, maintenance and support, and professional services to provide in-depth technical assistance for software implementations.

Educational Services - Datawatch Educational Services offers a number of training choices to customers and partners to support the knowledge and skills development needed to take advantage of their investment in our visual data discovery software. We offer an array of live and virtual classroom instruction, including private onsite classes. Courses include training on all aspects of our platform, from beginning model building basics to the deployment of sophisticated dashboards sourced from data harvested by our platform.

Professional Services - To assist customers in achieving rapid time-to-value, Datawatch has established a professional services team. This team supports customers and partners with more in-depth technical consulting and best practices about our platform including advanced modeling, application design, implementation and configuration and process optimization.

Customer Support – Datawatch’s customers pay for one year of software maintenance and support with their purchase of our software license platform and have the option to annually renew their maintenance agreements. These annual maintenance agreements provide customers the right to receive software updates on a when-and-if available basis, maintenance releases and patches, and access to telephone support services. The maintenance agreement also allows access to an on-line user forum where experienced users from around the world can share their tips and tricks.

Datawatch has determined that it has only one operating segment. See Note 9 to our accompanying consolidated financial statements for information about our revenue by product line and geographic operations.

MARKETING, SALES AND DISTRIBUTION STRATEGY

We market and sell our products and services through our direct sales force, a distribution channel and an indirect sales channel comprised of a global partner network. Our direct sales force consists of professional sales and pre-sales personnel who typically have several years of experience selling and demonstrating enterprise software solutions. Our distribution channel is predominantly for our Datawatch Modeler product and consists of a two-tier reselling network in North America and single-tier resellers in the rest of the world. Our global partner network brings significant technological and industry expertise, as well as added geographic presence, that enable us to reach customer organizations around the world. These indirect sales channels often help to shorten sales cycles with prospective customers.

Our global partner network includes strategic, geographic and product-specific resellers. These partners are typically authorized to sell licenses, implement and, in some instances, provide first line support for our software products. Additionally, we work with global, national and local system integrators, implementation partners and referral partners who may sell licenses and provide complementary skills, domain or industry experience, as well as geographic coverage.

Our global partner network also includes original equipment manufacturer (“OEM”) partners and value-added reseller (“VAR”) partners who use our technologies as an embedded or bundled add-on feature in their products and services. Typically, OEM and VAR partners include software companies, SaaS vendors and information providers. More broadly, this category includes any organization seeking to leverage Datawatch products to access and analyze semi-structured and unstructured data for use in an existing or new product or in a service offering. We invest both development and business resources to ensure that Datawatch products are optimized and certified for leading technology platforms, allowing our customers to benefit from these expanded solutions with seamless integration.

We support our global partner network based on three fundamental principles:

•	enable partners through sales training, demonstration training, technical support and education;

•	market with and for partners through lead generation programs, customer marketing and awareness; and,

•	position and sell Datawatch products with effective sales tools and sales support.

As of September 30, 2013, our global partner network was comprised of more than 100 partners worldwide. Two distribution partners accounted for the following percentages of total revenue for the periods indicated:

	Percentage of total revenue
	for the year ended
	September 30,
	2013	2012	2011

Ingram Micro, Inc.	*	*	13%

Lifeboat Distribution	20%	17%	15%

* Revenues were less than 10% of our total revenue in the respective period.

 Other than theses customers, no other customer accounted for more than 10% of our total revenue in fiscal 2013, 2012 or 2011. In fiscal 2012, we consolidated our indirect distribution channels under a single distributor (Lifeboat Distribution).

We offer Lifeboat Distribution the ability to return slow-moving and obsolete versions of our products for credit. Based on our historical experience relative to products sold to distributors, we believe that our exposure to such returns is minimal. We record a provision for such estimated returns in our accompanying consolidated financial statements.

Our software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. We also offer a 30 day money-back guarantee on our Datawatch Modeler product sold directly to end-users. To date, we have not experienced any significant product returns under our money-back guarantee.

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

 Our revenues from outside of the United States (“U.S.”) are primarily the result of sales through the direct sales force of our wholly-owned subsidiary, Datawatch International Limited, which is located in the United Kingdom (“U.K.”) and its subsidiaries which are located in Germany, Singapore and Australia, as well as through international resellers. Such international sales represented approximately 13%, 15% and 23% of our total revenue for fiscal 2013, 2012 and 2011, respectively.

OUR RESEARCH AND DEVELOPMENT OPERATIONS

We believe that timely development of new products and enhancements to our existing products are essential to maintain strong positions in our markets. We intend to continue to invest significant amounts in research and product development to ensure that our products meet the current and future demands of our markets as well as to take advantage of evolving technology trends.

Our product development efforts are conducted through in-house software development engineers, as well as external developers. External developers are compensated under contracts based on services provided. We have established long-term relationships with several development engineering firms, providing flexibility, stability and reliability in our development process.

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

Datawatch products have been developed through in-house software development, by offshore software development companies hired under contract or by acquisition. We maintain source code and full product control for these products, which include Datawatch Desktop, Datawatch Server, Datawatch Modeler, Datawatch Software Developers Kit, Datawatch Report Mining Server and Datawatch Report Manager OnDemand.

Our total engineering and product development expense was approximately $3,893,000, $2,790,000 and $2,502,000 for fiscal years 2013, 2012 and 2011, respectively.

OUR COMPETITION

The differentiated technology underlying Datawatch’s visual data discovery software enables us to compete within the broader, highly competitive, business analytics market and specifically the data visualization market. While we believe that there is no single competitor that addresses the full range of capabilities of our software, we face competition from several companies that are offering, or soon may offer, products that compete with portions or aspects of our software.

Competitors can be classified into three broad categories:

•	Large software companies, including suppliers of traditional business intelligence products that provide one or more capabilities that are competitive with our products, such as International Business Machines Corporation, Microsoft Corporation, Oracle Corporation and SAP AG.

•	New and emerging business analytics vendors focused on data visualization, such as Tableau, Qlik Technologies Inc, and TIBCO Spotfire.

•	Independent vendors that focus on extracting specific data formats or sources such as machine data, data in content management systems, EDI, XBRL, HTML and PDFs. These competitors include Splunk, Actuate (Xenos) and Informatica, among others.

We believe that generally, we compete favorably with respect to these companies and competitive offerings; however, some of our current competitors and potential competitors have advantages over us, including:

•	longer operating histories,

•	significantly greater financial, technical, marketing or other resources,

•	stronger brand and business user recognition, and

•	broader global distribution and presence.

Competition in our industry is likely to intensify as current competitors expand their product lines and as new competitors enter the market.

OUR EMPLOYEES

As of December 3, 2013, we had 172 full-time and 20 contract, temporary or part-time employees, including 71 engaged in marketing and sales; 32 engaged in product consulting, training and technical support; 44 engaged in product management, development and quality assurance; and 25 providing general, administrative, accounting, IT and software production and warehousing functions.

OTHER BUSINESS CONSIDERATIONS

Product Protection

We rely on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements, and technical measures to protect our rights in our products. Despite these precautions, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. We believe that, because of the rapid pace of technological change in the software industry, the legal protections for our products are less significant than the knowledge, ability and experience of our employees and developers, the frequency of product enhancements and the timeliness and quality of our support services. We believe that none of our products, trademarks, and other proprietary rights infringes on the proprietary rights of third parties, but there can be no assurance that third parties will not assert infringement claims against us in the future.

Product Production

Production of our products involves the duplication of compact disks and the printing of user manuals, packaging and other related materials. High-volume compact disk duplication is performed by non-affiliated subcontractors, while low-volume compact disk duplication is performed in-house. Printing work is also performed by non-affiliated subcontractors. To date, we have not experienced any material difficulties or delays in production of our software and related documentation and believe that, if necessary, alternative production sources could be secured at a commercially reasonable cost.

Backlog

Our software products are generally shipped within three business days of receipt of an order. Accordingly, we do not believe that backlog for our product is a meaningful indicator of future business. We do maintain a backlog of services commitments primarily related to Datawatch Enterprise Server and Datawatch Report Manager onDemand business. While this services backlog will provide future revenue to Datawatch, we believe that it is not a meaningful indicator of future business.

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

A Weak Global Economy and Softening in the Computer Software Market May Result in Decreased Revenues or Lower Revenue Growth Rates

The growth and profitability of our business depends on the overall demand for computer software and services, particularly in the financial services markets and other markets in which we compete. Tighter credit and negative financial news resulting from the recent worldwide recession and, in the U.S., from the Congressional deadlock over the federal debt ceiling and government spending restrictions resulting from the federal budget sequester, may continue to have an adverse effect on capital spending by corporations, including the demand for computer software. Because our sales are primarily to major corporate customers, poor economic conditions may soften the demand for computer software and services which may result in decreased revenues, lower revenue growth rates and reduced profitability. In addition, a weak global economy may result in longer sales cycles, reduced, deferred or cancelled orders, or greater than anticipated uncollectible accounts receivables. In a weakened economy, we cannot be assured that we will be able to effectively promote future growth in our software and services revenues or operate profitability.

Our Dependence on our Principal Products and our Failure to Develop Enhanced or New Products May Have a Material Adverse Effect on our Business, Financial Condition or Results of Operations

In the year ended September 30, 2013, our Visual Data Discovery products accounted for approximately 97% of our total revenue. We are primarily dependent on our Visual Data Discovery products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on us. Our future financial performance will depend in part on the successful introduction of new and enhanced versions of these products and development of new versions of these and other products and subsequent customer acceptance of such new and enhanced products. In particular, we are dependent upon our ability to successfully market and sell the visual data discovery products that we acquired in connection with our purchase of Panopticon in August 2013. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Fluctuations in Quarterly Operating Results Could Have a Material Adverse Effect on our Business, Financial Condition or Results of Operations

Our future operating results could vary substantially from quarter-to-quarter because of uncertainties and/or risks associated with such matters as current economic conditions, technological change, competition, delays in the introduction of new products or product enhancements, and market acceptance of those new products and product enhancements, and general market trends. In addition, as we focus on increasing enterprise sales to large customers, the timing of significant orders may cause fluctuations in quarterly operating results. Large enterprise sales arrangements often involve multiple elements and may require more complex accounting than the sales transactions we have entered into in the past, which also makes projecting future operating results more difficult. Historically, we have operated with minimal backlog of orders because our software products are generally shipped as orders are received. As a result, net sales in any quarter are substantially dependent on orders booked and shipped in that quarter. Further, any increases in sales under our subscription sales model or cloud offering could result in decreased revenues over the short term. Because our staffing and operating expenses are based on anticipated revenue levels and a high percentage of our costs are fixed in the short-term, small variations in the timing of revenues can cause significant variations in operating results from quarter-to-quarter. In addition, at September 30, 2013, we had approximately $16,020,000 of unrecognized compensation costs related to RSUs, which is expected to be recognized over a weighted-average period of 2.33 years, which costs will have a negative effect on our profitability on a GAAP reporting basis. Because of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. We can give no assurance that we will not experience such variations in operating results in the future or that such variations will not have a material adverse effect on our business, financial condition or results of operations.

The Sales Cycle for our Enterprise Products is Long and Unpredictable, Particularly with Respect to Large Customers, and our Sales Efforts Require Considerable Time and Expense

Our operating results may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of the sales cycle of our enterprise software licensing offerings and the short-term difficulty in adjusting our operating expenses. Our operating results depend in part on sales to large customers and conversions of users that have downloaded the desktop version of our Datawatch Modeler software into enterprise customers. The length of our sales cycle, from initial evaluation to delivery of and payment for the software license, varies substantially from customer to customer. It is difficult to predict exactly when, or even if, we will make a sale with a potential customer or if a user that has licensed desktop versions of our Datawatch Modeler software will upgrade to a larger server license. As a result, large individual sales may, in some cases, occur in quarters subsequent to those we anticipate, or not at all. The loss or delay of one or more large transactions in a quarter could impact our operating results for that quarter and any future quarters for which revenue from that transaction is delayed. As a result of these factors, it is difficult for us to forecast our revenues accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short-term, our operating results will suffer if revenues fall below our expectations in a particular quarter, which could cause the price of our common stock to decline.

The Market for our Data Visualization Products is Emerging and May Not Grow

Because the market for our visual data discovery products is still emerging, it is difficult to predict customer adoption and renewal rates, customer demand for our enterprise software licenses, the size and growth rate of this market, the entry of competitive products or the success of existing competitive products. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with such software licenses. If the market for our enterprise software licenses does not achieve widespread adoption or there is a reduction in demand for software in this market caused by a lack of customer acceptance, technological challenges, competing technologies and products, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced customer orders, early terminations, reduced renewal rates or decreased revenues, any of which would adversely affect our business operations and financial results.

Dependence on New Product Introductions and New Product Delays or Defects Could Have a Material Adverse Effect on our Business

The market for visual data discovery products is evolving rapidly. Growth in our business depends in substantial part on the continuing introduction of new products, such as the products we acquired when we purchased Panopticon, to address the emerging needs of this market. The length of product life cycles depends in part on end-user demand for new or additional functionality in our products and our ability to update our products to meet such demands. If we fail to accurately anticipate the demand for, or encounter any significant delays in developing or introducing, new products or additional functionality in our products, there could be a material adverse effect on our business. Our product life cycles can also be affected if suppliers of software systems with which we interact introduce new or changed functionality within their products. Our failure to anticipate the introduction of additional functionality in products developed by such suppliers could have a material adverse effect on our business. In addition, our competitors may introduce products with more features and lower prices than our products. Such increase in competition could adversely affect the life cycles of our products, which in turn could have a material adverse effect on our business.

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

The Market Price of our Stock Has Been and May Continue to Be Volatile

As has recently been the case with the stocks of high technology companies, the market price of our common stock has been, and may continue to be, volatile. In addition, insiders presently hold a significant percentage of our stock, and our shares are thinly traded in the public market. We issued 1,866,716 shares of our common stock in connection with the closing of our acquisition of Panopticon, and approximately 60% of those shares remain subject to lock-up restrictions until February 28, 2014 unless we waive the restrictions before then, with approximately 40% of such shares having been released from the lock-up restrictions on December 12, 2013. We may issue up to an additional 216,994 shares or our common stock in connection with the Panopticon acquisition in November 2014 that were held back at closing for a period of 15 months to secure indemnification obligations of the Panopticon sellers under the share purchase agreement. The sale of a substantial number of our shares by the former stockholders of Panopticon or our other stockholders within a short period of time following the expiration or waiver of the six-month restricted transfer period could cause our stock price to decline, making it more difficult for us to raise funds through future offerings of our common stock or to acquire other businesses using our common stock as consideration. In addition, factors such as quarterly fluctuations in results of operations, increased competition, the introduction of new products by us or our competitors, expenses or other difficulties associated with assimilating companies acquired by us, changes in the mix of sales channels, the timing of significant customer orders, and macroeconomic conditions generally, may have a significant impact on the market price of our stock. Even though we do not presently provide forecasts of our future financial performance, any shortfall in revenue or earnings from the levels anticipated by securities analysts or investors could have an immediate and significant adverse effect on the market price of our common stock in any given period. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market price for many high technology companies and which, on occasion, have appeared to be unrelated to the operating performance of such companies. Finally, to maintain our stock listing with NASDAQ, we must be in compliance with NASDAQ Marketplace Rules. If we are not able to maintain compliance with these rules, and if our common stock does not qualify for, or is subsequently delisted from, the NASDAQ Capital Market, investors may have difficulty converting their investment into cash efficiently. The price of our common stock and the ability of holders to sell such stock would be adversely affected.

A Significant Percentage of our Total Revenue is Subject to Risks Associated with International Sales

In the years ended September 30, 2013, 2012 and 2011, international sales accounted for approximately 13%, 15% and 23%, respectively, of our total revenue. We have recently expanded our presence in Europe and in Asia-Pacific, including the opening of an office in Singapore, and we anticipate that international sales will continue to account for a significant, and perhaps increasing, percentage of our total revenue. A significant portion of our total revenue will therefore be subject to risks associated with international sales, including deterioration of international economic conditions, unexpected changes in legal and regulatory requirements, changes in tariffs, currency exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting our intellectual property overseas, seasonality of sales and potentially adverse foreign tax consequences.

Our Recent Acquisition of Panopticon, or any Future Acquisitions, may be Difficult to Integrate, Disrupt our Business, Dilute Stockholder Value or Divert Management Attention

Integrating the operations of Panopticon successfully or otherwise realizing the anticipated benefits of the acquisition of Panopticon, including additional revenue opportunities, involves a number of challenges. The failure to meet these integration challenges could seriously harm our results of operations, and the market price of our common stock may decline as a result. Realizing the benefits of the acquisition will depend in part on the integration of technology, operations, personnel and sales activity of the two companies. These integration activities are complex and time-consuming, and we may encounter unexpected difficulties or incur unexpected costs, including:

•	challenges in combining product offerings, including integration of the underlying technology, and sales and marketing activities;

•	our inability to achieve the cost savings and operating synergies anticipated in the transaction, which would prevent us from achieving the positive earnings gains expected as a result of the transaction;

•	diversion of management attention from ongoing business concerns to integration matters;

•	difficulties in consolidating and rationalizing information technology platforms and administrative infrastructures;

•	complexities in managing a larger and more geographically dispersed company than before the completion of transaction;

•	difficulties in the assimilation of Panopticon personnel and the integration of two business cultures;

•	challenges in demonstrating to our customers and to customers of Panopticon that the transaction will not result in adverse changes in product and technology offerings, customer service standards or business focus; and

•	possible cash flow interruption or loss of revenue as a result of change of ownership transitional matters.

We may not successfully integrate the operations of Panopticon in a timely manner, and we may not realize the anticipated net reductions in costs and expenses and other benefits and synergies of the acquisition of Panopticon to the extent, or in the timeframe, anticipated. In addition to the integration risks discussed above, our ability to realize the benefits and synergies of the acquisition of Panopticon could be adversely impacted by practical or legal constraints on our ability to combine operations.  As a privately-held, non-U.S. company, Panopticon has not had to comply with the requirements of the Sarbanes-Oxley Act of 2002 for internal control and other procedures. Bringing Panopticon’s systems into compliance with those requirements may cause us to incur substantial additional expense. In addition, the integration process may cause an interruption of, or loss of momentum in, the activities of our business after completion of the transaction. If our management is not able to effectively manage the integration process or if any significant business activities are interrupted as a result of the integration process, our business could suffer and our results of operations and financial condition may be harmed.

In the future, we could acquire additional products, technologies or businesses, or enter into joint venture arrangements, for the purpose of complementing or expanding our business and to address the need to develop new products. Any such acquisitions are likely to involve similar risks to those relating to our acquisition of Panopticon.

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

We Face Significant Competition in the Software Industry

Our acquisition of Panopticon, and the integration of its visual data discovery capabilities with our existing product line, brings us into closer competition with other companies in the Big Data and business analytics market. This market is highly competitive and includes companies such as Tableau Software, TIBCO Spotfire (a subsidiary of TIBCO Software Inc.) and Qlik Technologies, Inc, as well as larger technology companies such as IBM, SAP, MicroStrategy, SAS and Oracle. Many of the competitors in this market have longer operating histories, greater name recognition and substantially greater financial, marketing and technological resources than we do. No assurance can be given that the combined business will have the resources required to compete successfully in the future. In addition, many of these competitors have strong relationships with current and potential customers and extensive knowledge of the business analytics industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. If we are unable to compete successfully against current and future competitors, the business, results of operations and financial condition of the combined business would be harmed.

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

We May Not be Able to Hire and Retain Highly Skilled Employees, Which Could Affect our Ability to Compete Effectively Because our Business is Technology-Based

Qualified personnel are in great demand throughout the software industry. Our success depends, in large part, upon our ability to attract, train, motivate and retain highly skilled employees, particularly technical personnel and product development and professional services personnel, sales and marketing personnel and other senior personnel. Our failure to attract and retain the highly trained technical personnel that are integral to our product development, professional services and sales and marketing teams may limit the rate at which we can generate sales and develop new products or product enhancements. We have hired a number of key executives during the past three years, including our Chief Executive Officer, Chief Financial Officer and key executives in sales and marketing functions. In addition, a number of key employees have joined us as a result of our acquisition of Panopticon, including Willem de Geer, the managing director of Panopticon. A loss of these personnel or other changes in key management could have a material adverse effect on our business, operating results and financial condition.

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

The Failure of Indirect Distribution Channels Could Have a Material Adverse Effect on our Operating Results

We sell a significant portion of our products through distributors, value-added resellers, OEMs and other business partners, none of which are under our direct control. The loss of major distributors or resellers of our products, or a significant decline in their sales, could have a material adverse effect on our operating results. We have consolidated our use of indirect distribution channels with a single distributor, Lifeboat Distribution, which accounted for approximately 20%, 17% and 15% of our total revenue for fiscal 2013, 2012 and 2011, respectively. In fiscal 2013 and 2012, respectively, Ingram Micro, Inc. accounted for less than 10% of our total revenue. In 2011, Ingram Micro, Inc. accounted for approximately 13%, respectively, of our total revenue. There can be no assurance that we will be able to attract or retain qualified distributors or resellers or that Lifeboat Distribution or any other distributors or resellers will be able to effectively sell our products. We seek to select and retain distributors and resellers on the basis of their business credentials and their ability to add value through expertise in specific vertical markets or application programming expertise. In addition, we may rely on resellers to provide post-sales service and support, and any deficiencies in such service and support could adversely affect our business.

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

If our Security Measures are Breached or Other Unauthorized Access to Customer Data is Otherwise Obtained, our Software May be Perceived as not being Secure, Customers May Reduce the Use of or Stop Using our Software, and we May Incur Significant Liabilities

Our software involves the storage and transmission of customer data, and security breaches could result in the loss of this information, litigation, indemnity obligations and other liability. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our products, we do not have the ability to monitor or review the content that our customers store, and therefore, we have no direct control over the substance of that content. Therefore, if customers use our software for the transmission or storage of personally identifiable information and our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new customers and increase engagement by existing customers, cause existing customers to elect to not renew their subscriptions, or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby adversely affecting our financial results.

We May Require Additional Capital to Grow our Business, and Our Financing Arrangements Expose us to Interest Rate and Default Risk

Our business may require additional capital to operate and expand. We have historically relied upon cash generated from operations and bank credit lines to satisfy our capital needs and finance growth. If we determine in the future to make significant investments in our business, including by acquiring assets or businesses from third parties, we may attempt to raise additional funds by securing additional debt financing or selling equity securities in either the public or the private markets. As the financial markets change and new regulations come into effect, the cost of acquiring financing and the methods of financing may change. We may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to make acquisitions. Our inability to do any of the foregoing could reduce our ability to compete successfully and adversely affect our results of operations. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on acceptable terms to fund our needs. Our current credit facilities contain various financial and other covenants that may limit our ability to borrow or limit our flexibility in responding to business opportunities or conditions and may also expose us to a risk of default if we fail to comply with such covenants. These financing instruments involve variable rate debt, thus exposing us to risk of fluctuations in interest rates. Such fluctuations in interest rates could have an adverse effect on our business.

Catastrophic Events May Adversely Affect Our Business

Our company is a highly automated business which relies on our network infrastructure and enterprise applications, internal technology systems and website for development, marketing, operational, support and sales activities. A disruption or failure of these systems in the event of a major storm, earthquake, fire, telecommunications failure, cyber-attack, terrorist attack or other catastrophic event could cause system interruptions, reputational harm, delays in our product development and loss of critical data and could affect our ability to sell and deliver products and services and other critical functions of our business.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Datawatch is currently headquartered in 14,683 square feet of leased office space in Chelmsford, Massachusetts pursuant to a sublease agreement executed on June 17, 2011. The sublease expires in June 2016. The aggregate rent for the remaining term of the sublease is approximately $444,000. In addition to rent, the sublease requires us to pay certain taxes, insurance and operating costs related to the leased facility based on our pro-rata share of such costs.

We also maintain sales and development offices in the U.S., and international sales and administrative offices in the U.K., Germany, Singapore, Sweden and Australia. In addition, we maintain a software development and testing facility in the Philippines.

Item 3. LEGAL PROCEEDINGS

We are occasionally involved in legal proceedings and other claims arising out of our operations in the normal course of business. We are not party to any litigation that we believe will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is listed and traded on the NASDAQ Capital Market (formerly the NASDAQ SmallCap Market) under the symbol DWCH. The range of high and low closing prices during each fiscal quarter for the last two fiscal years is set forth below:

For the Year Ended	Common Stock
September 30, 2013	High ($)	Low ($)

4th Quarter	30.79	17.60
3rd Quarter	18.97	12.46
2nd Quarter	15.21	10.88
1st Quarter	19.83	13.73

For the Year Ended	Common Stock
September 30, 2012	High ($)	Low ($)

4th Quarter	20.27	11.96
3rd Quarter	14.85	10.80
2nd Quarter	14.03	5.50
1st Quarter	5.62	5.10

There were 98 shareholders of record as of December 3, 2013. We believe that the number of beneficial holders of common stock is approximately 2,400. The last reported sale of our common stock on December 16, 2013 was at $33.70.

We have not paid any cash dividends and it is anticipated that none will be declared in the foreseeable future. We intend to retain future earnings, if any, to provide funds for the operation, development and expansion of our business.

The following table provides information about the Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of September 30, 2013, including the 1996 Stock Plan, the Company’s 2006 Equity Compensation and Incentive Plan (the “2006 Plan”) and the Company’s Amended and Restated 2011 Equity Compensation and Incentive Plan (the “2011 Plan”). The 1996 Stock Plan, the 2006 Plan and the 2011 Plan have previously been approved our stockholders. The 1996 Stock Plan was terminated on December 9, 2006 and no further grants may be made under it.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,604,905	$7.71	145,889

Equity compensation plans not approved by security holders	–		–
Total	1,604,905		145,889

(1)	Of these shares, 1,185,196 were granted under the 2011 Plan, 194,375 were granted under the 2006 Plan and 40,334 were granted under the 1996 Stock Plan. As of September 30, 2013, 145,889 shares remained available for grant under the 2011 Plan.

(2)	Weighted average exercise prices do not include restricted stock units as these do not contain exercise prices.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the periods indicated. The selected consolidated financial data for and as of the end of the years in the five-year period ended September 30, 2013 are derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes which appear elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data:
Years Ended September 30,	2013	2012	2011	2010	2009
	(In thousands, except per share data)

Revenue	$30,296	$26,006	$17,885	$17,674	$19,618
Costs and Expenses	34,113	24,463	17,818	17,283	24,912
Income (Loss) from Operations	(3,817)	1,543	67	391	(5,294)
Net (Loss) Income (1)	$(4,197)	$1,034	$132	$380	$(4,940)

(Loss) Earnings per Common Share:
Basic (1)	$(0.63)	$0.17	$0.02	$0.06	$(0.83)
Diluted (1)	$(0.63)	$0.15	$0.02	$0.06	$(0.83)

Balance Sheet Data:
September 30,	2013	2012	2011	2010	2009
	(In thousands)

Total Assets	$69,321	$22,805	$13,134	$11,487	$12,043
Working Capital	4,130	4,041	5,423	4,186	2,627
Long-term Obligations	4,001	3,448	288	302	482
Shareholders’ Equity	51,375	9,694	6,342	5,679	5,166

(1)	Net income (loss) and earnings (loss) per common share for 2009 include the impact of the full impairment of goodwill and an indefinite lived trademark totaling approximately $6,401,000. See Note 1. Nature of Business and Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended September 30, 2010.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is qualified by reference to, and should be read in conjunction with, our consolidated financial statements which appear elsewhere in this Annual Report on Form 10-K.

GENERAL

Introduction

We are engaged in the design, development, marketing, and support of business computer software primarily for the visual data discovery market to allow organizations to access, analyze and visualize information in a more meaningful fashion.

Our principal product line of Visual Data Discovery solutions includes the following products:

•	Datawatch Desktop™ - Visually Design, Discover and Explore New Insights

Datawatch Desktop lets users quickly start asking questions to see hidden patterns, spot problems and identify missed opportunities without programming or scripting. Our in-memory analytics engine enables on-the-fly aggregations and intuitive navigation and integration of data from virtually any data source. With a simple drag-and-drop interface, users can set up hierarchies and filters in their dashboards to make it easier to spot outliers and to see how different subsets of data correlate with each other. Datawatch Desktop is based on the former Panopticon Desktop product which provides a range of specialized visualizations designed specifically to make analyzing streaming data, time series data and historical data more impactful. Pre-built connectors make it simple to access and combine information from any data source, including data streams from message brokers and complex event processing engines.

•	Datawatch Desktop™ - Visually Design, Discover and Explore New Insights

Datawatch Desktop lets users quickly start asking questions to see hidden patterns, spot problems and identify missed opportunities without programming or scripting. Our in-memory analytics engine enables on-the-fly aggregations and intuitive navigation and integration of data from virtually any data source. With a simple drag-and-drop interface, users can set up hierarchies and filters in their dashboards to make it easier to spot outliers and to see how different subsets of data correlate with each other. Datawatch Desktop is based on the former Panopticon Desktop product which provides a range of specialized visualizations designed specifically to make analyzing streaming data, time series data and historical data more impactful. Pre-built connectors make it simple to access and combine information from any data source, including data streams from message brokers and complex event processing engines.

•	Datawatch Server™ - Securely Share, Visualize Throughout the Organization

To fully exploit the power of optimized information, organizations must ensure that every shred of information is easily available to users of all types. Datawatch Server is used to automate, manage, store and visualize information from any data source that can be modeled via the Datawatch Desktop or Datawatch Modeler (Modeler) (formerly Monarch Professional) products.

•	Datawatch Modeler™ - Capture and Transform Data from Virtually Any Source

With Datawatch Modeler users can bring all the data that in needed to manage the business to life, whether that information is stored in structured sources like databases, or in less conventional places like unstructured or semi-structured EDI streams, PDF files, reports, or text files. With the power of Modeler’s mapping engine, information can be evaluated, organized, and integrated to provide everyone with a 360 degree view of any type of business issue or opportunity.

•	Datawatch Automator™ - Automatically Distribute Information to Those Who Need It

Once organizations have their various information sources modeled using Datawatch Modeler or Datawatch Desktop, users need to make these processes repeatable and dynamic so that information can be shared across the organization faster and more efficiently. With Datawatch Automator (formerly Datawatch Data Pump) users can move from individual systems into a high performance production environment that allows them to process larger amounts of data, schedule and automate these processes, and distribute this data to other users throughout the organization.

•	Datawatch RMS™ - Unlocking the Power of Content

Datawatch’s RMS (Report Mining Server) is a web-based report analytics solution that integrates with any existing enterprise content management system such as Datawatch Report Manager OnDemand, IBM Content Manager OnDemand, Microsoft SharePoint, Hyland OnBase, ASG Mobius ViewDirect and others. Datawatch RMS opens up the corporate data locked in content management systems, static reports and business documents, enabling dynamic business-driven analysis of information using Datawatch Desktop or other productivity tools with no user programming.

•	Datawatch Report Manager OnDemand™ - Managing Content

Datawatch Report Manager OnDemand (“RMOD”) helps an enterprise meet its growing information needs by offering centralized management of document images, reports, customer correspondence, statements and more. Datawatch’s experience in highly regulated markets - including financial services and healthcare - gives an enterprise a trusted solution that supports its regulatory compliance initiatives. In addition, RMOD readily integrates with CRM and call center applications to give customer service teams real-time access to invoices, statements, checks, policies and any other customer documents.

We offer our enterprise products through perpetual licenses and subscription pricing models. Subscriptions automatically renew unless terminated with 90 days notice following the first year of the subscription term. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The subscription renewal rate is the same as the initial subscription rate. During fiscal years 2013, 2012 and 2011, subscription revenues were approximately $234,000, $301,000 and $299,000.

CRITICAL ACCOUNTING POLICIES

In the preparation of financial statements and other financial data, management applies certain accounting policies to transactions that, depending on judgments made by management, can result in different outcomes. In order for a reader to understand the following information regarding our financial performance and condition, an underlying understanding of those accounting policies is important. Certain of those policies are comparatively more important to our financial results and condition than others. The policies that we believe are most important for a reader’s understanding of the financial information provided in this report are described below.

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

We license our software products directly to end-users, through value added resellers, strategic partners and through distributors. Sales to strategic partners, distributors and resellers accounted for approximately 45%, 31% and 41%, of total sales for fiscal years 2013, 2012 and 2011, respectively. Revenue from the sale of all software products (when separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collectability is reasonably assured, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Our software product offerings do not require customization. Our software products can be installed and used by customers on their own with little or no configuration required. Multi-user licenses marketed by us are sold as a right to use the number of licenses, and the license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations by us.

Our software products are generally sold in multiple element arrangements which may include software licenses, professional services, educational services and customer support. In such multiple element arrangements, we apply the residual method in determining revenue to be allocated to the software license. In applying the residual method, we deduct from the sale proceeds the vendor specific objective evidence (“VSOE”) of fair value of the professional services, educational services and customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and customer support is based on the amounts charged for these elements when sold separately. Professional services include advanced modeling, application design, implementation and configuration and process optimization with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and do not involve modification or customization of the software or any other unusual acceptance clauses or terms. Customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from customer support services is deferred and recognized ratably over the period of support (generally one year). Such deferred amounts are recorded as part of deferred revenue in the accompanying consolidated balance sheets.

We also license our enterprise software using a subscription model. At the time a customer enters into a binding agreement to purchase a subscription, the customer is invoiced for an initial 90 day service period and an account receivable and deferred revenue are recorded. Beginning on the date the software is installed at the customer site and available for use by the customer, and provided that all other criteria for revenue recognition are met, the deferred revenue amount is recognized ratably over the period the service is provided. The customer is then invoiced every 90 days and revenue is recognized ratably over the period of the subscription. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades on a when-and-if available basis. The subscription renewal rate is the same as the initial subscription rate. Subscriptions can be cancelled by the customer at any time by providing 90 days prior written notice following the first year of the subscription term.

Our software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. We also offer a 30 day money-back guarantee on our Datawatch Modeler product sold directly to end-users. Additionally, we provide our distributors with stock-balancing rights. Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from us, (iii) we are not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. Our experience and history with our distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at, and the returns history with, the various distributors and resellers, which we monitor frequently. Once the estimates of potential future returns from all sources are made, we determine if we have adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by us. Our returns reserves were approximately $20,000 and $105,000 as of September 30, 2013 and 2012, respectively.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. We analyze accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the collectability of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on our financial position and results of operations. Our allowance for doubtful accounts was approximately $43,000 and $107,000 as of September 30, 2013 and 2012, respectively.

Income Taxes

We have deferred tax assets primarily related to net operating loss carryforwards and tax credits that expire at different times through and until 2032. At September 30, 2013, we had U.S. federal tax loss carryforwards of approximately $8,174,000, expiring at various dates through 2032, including approximately $182,000 resulting from the Mergence acquisition undertaken during 2004 which are subject to additional annual limitations as a result of the changes in Mergence’s ownership, and had approximately $1,770,000 in state tax loss carryforwards, which also expire at various dates through 2032. Approximately $1,579,000 of the net operating loss carryforwards relate to tax deductions from stock-based compensation, which will be recorded as additional paid-in capital when realized. An alternative minimum tax credit of approximately $154,000 is available to offset future regular federal taxes. Research and development credits of approximately $846,000 expire beginning in 2014. In addition, we have the following foreign net operating loss carryforwards: U.K. losses of approximately $7,405,000 with no expiration date, Australia losses of approximately $4,023,000 with no expiration date, Germany losses of approximately $1,230,000 with no expiration date, Singapore losses of approximately $1,305,000 with no expiration date, and Sweden losses of approximately $8,966,000 with no expiration date.

Significant judgment is required in determining our provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which our deferred tax assets will be recoverable are considered in making these determinations. We do not believe the deferred tax assets in all of our jurisdictions, with the exception of Sweden, are more likely than not to be realized and therefore a full valuation allowance has been provided against the deferred tax assets in the U.S., U.K., Australia, Germany, and Singapore at September 30, 2013 and 2012. Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in us concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes. Total net deferred tax assets subject to the full valuation allowance were approximately $8,992,000 as of September 30, 2013.

 We follow the accounting guidance for uncertain tax positions. The comprehensive model addresses the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In accordance with these requirements, we first determine whether a tax authority would “more likely than not” sustain our tax position if it were to audit the position with full knowledge of all the relevant facts and other information. For those tax positions that meet this threshold, we measure the amount of tax benefit based on the largest amount of tax benefit that we have a greater than 50% chance of realizing in a final settlement with the relevant authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. We maintain a cumulative risk portfolio relating to all of our uncertainties in income taxes in order to perform this analysis, but the evaluation of our tax positions requires significant judgment and estimation in part because, in certain cases, tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. The actual outcome of our tax positions, if significantly different from our estimates, could materially impact the financial statements.

At October 1, 2010, we had a cumulative tax liability of approximately $150,000 related to foreign tax exposure. During each of the fiscal years ended September 30, 2011 and 2012, we increased our tax liability by approximately $25,000. During the fiscal year ended September 30, 2013, we increased our uncertain tax liability by approximately $153,000, resulting in a cumulative tax liability of approximately $353,000 at September 30, 2013. These amounts have been recorded in other long-term liabilities in our accompanying consolidated balance sheets.

Capitalized Software Development Costs

We capitalize certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to engineering and product development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life of the product (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 4 to 24 months. The net amount of capitalized software development costs was approximately $350,000 and $30,000 at September 30, 2013 and 2012, respectively. During fiscal 2013, we capitalized approximately $440,000 of software development costs related to products developed in fiscal year 2013.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. Indefinite-lived intangibles are intangible assets whose useful lives are indefinite in that their lives extend beyond the foreseeable horizon – that is there is no foreseeable limit on the period of time over which they are expected to contribute to the cash flows of the reporting entity. We account for these items in accordance with the Financial Accounting Standards Board (“FASB”), under which goodwill and intangible assets having indefinite lives are not amortized but instead are tested for impairment annually or more frequently if changes in circumstances or the occurrence of events indicate possible impairment.

On August 28, 2013, we acquired all of the outstanding shares of Panopticon Software, AB and subsidiaries (“Panopticon”), a privately held Swedish company specializing in the delivery of real-time visual data discovery solutions, for a purchase price of approximately $42,819,000 paid primarily in shares of Datawatch common stock. In addition, approximately $1,000,000 of total acquisition costs were incurred in fiscal year 2013 and are included in general and administrative expense in the accompanying consolidated statement of operations. The internally developed technology asset of Panopticon is being amortized to cost of software licenses using the straight-line method over the estimated life of the asset, which is seven and one-half years. Other intangible assets consist of assembled workforce, customer relationships which is amortized to sales and marketing expense and trade name which is amortized to general and administrative expense. The values allocated to customer relationships and trade name are amortized using the straight-line method over the estimated life of the related asset. Goodwill and assembled workforce are considered indefinite-lived intangibles and are not amortized but instead are tested for tested for impairment annually or more frequently if changes in circumstances or the occurrence of events indicate possible impairment.

On March 30, 2012, we acquired the intellectual property underlying our Datawatch Modeler (formerly Monarch Professional) and Datawatch Automator (formerly Data Pump) products for a purchase price of approximately $8,541,000 and capitalized approximately $75,000 in closing costs and adjustments. The intellectual property assets are being amortized to cost of software licenses using the straight-line method over the estimated life of the asset, which is five years.

Intangible asset amounts amortized to sales and marketing expense totaled approximately $206,000, $166,000 and $166,000 for fiscal 2013, 2012 and 2011, respectively. Intangible asset amounts amortized to interest income and other income (expense), net totaled approximately $33,000 and $16,000 for fiscal 2013 and 2012, respectively. There were no intangible asset amounts amortized to interest income and other income (expense), net in fiscal year 2011. Intangible asset amounts amortized to general and administrative expense totaled approximately $4,000 for fiscal 2013. There were no intangible assets amortized to general and administrative for fiscal years 2012 and 2011.

We review goodwill and intangible assets annually during the fourth quarter of every year and more frequently if events and circumstances indicate that the asset may be impaired, such as a significant reduction in cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary. No impairment charges were taken for goodwill and intangible assets during fiscal year 2013.

Accounting for Share-Based Compensation

We recognize share-based compensation expense in accordance with U.S. generally accepted accounting principles which require that all share-based awards, including grants of employee stock options and restricted stock units, be recognized in the financial statements based on their fair value at date of grant.

We recognize the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. For the fiscal year ended September 30, 2013, we recorded share-based compensation expense of approximately $3,323,000. At September 30, 2013, we had approximately $16,020,000 of unrecognized compensation costs related to RSUs, which is expected to be recognized over a weighted-average period of 2.33 years. In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

We use an expected stock-price volatility assumption that is based on historical volatilities of the underlying stock which are obtained from public data sources. We believe this approach results in a reasonable estimate of volatility. There were 75,000 options granted during the fiscal year ended September 30, 2013. For the most recent stock option grants issued during the fiscal year ended September 30, 2013, we used an expected stock-price volatility of 72.95% based upon the historical volatility at the time of issuance.

With regard to the expected option life assumption, we consider the exercise behavior of past grants and model the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect. For the most recent stock option grants issued during the year ended September 30, 2013, we used an expected option life assumption of 5 years.

With regard to the forfeiture rate assumption, we review historical voluntary turnover rates. For the most recent stock option grants issued during the fiscal year ended September 30, 2013, we used an annual estimated forfeiture rate of 10%. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.

We also periodically grant awards of restricted stock units (“RSUs”) to each of our non-employee directors and some of our employees on a discretionary basis pursuant to our stock compensation plans. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of our common stock. Each RSU vests at the rate of 33.33% on each of the first through third anniversaries of the grant date. Additionally, some of the RSUs are subject to a further vesting condition that our common stock must trade at prices greater than certain minimum per share prices on a national securities exchange for a period of twenty consecutive days prior to the fourth or fifth anniversary of the grant date depending on the grant. For such RSUs, we apply the Monte Carlo option-pricing model for determining the fair value on the date of grant.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from our accompanying consolidated financial statements. The operating results for any period should not be considered indicative of the results expected for any future period.

	Year Ended September 30,
	2013	2012	2011
REVENUE:
Software licenses	64%	65%	55%
Maintenance	32	30	35
Professional Services	4	5	10
Total revenue	100	100	100

COSTS AND EXPENSES:
Cost of software licenses	8	9	13
Cost of maintenance and services	8	10	14
Sales and marketing	61	47	35
Engineering and product development	13	11	14
General and administrative	22	17	24
Total costs and expenses	112	94	100
(Loss) income from operations	(12)	6	–
Other (expense) income, net	(1)	(2)	1
(Loss) income before income taxes	(13)	4	1
Provision for income taxes	–	–	–
Net (loss) income	(13)%	4%	1%

Fiscal Year Ended September 30, 2013 as Compared to

Fiscal Year Ended September 30, 2012

Total Revenues

The following table presents revenue, revenue increase (decrease) and percentage change in revenue for the years ended September 30, 2013 and 2012:

	Year Ended September 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
		(In thousands)

Software licenses	$19,430	$16,800	$2,630	16%
Maintenance	9,700	7,902	1,798	23
Professional services	1,166	1,304	(138)	(11)

Total revenue	$30,296	$26,006	$4,290	17%

Revenue for the fiscal year ended September 30, 2013 was approximately $30,296,000 which represents an increase of approximately $4,290,000, approximately or 17%, from revenue of approximately $26,006,000 for the fiscal year ended September 30, 2012. For fiscal 2013, Visual Data Discovery revenue accounted for approximately 97% of total revenue as compared to approximately 95% for fiscal 2012.

Software license revenue for the fiscal year ended September 30, 2013 was approximately $19,430,000, or approximately 64%, of total revenue, as compared to approximately $16,800,000, or approximately 65%, of total revenue for the fiscal year ended September 30, 2012. This represents an increase of approximately $2,630,000, or approximately 16%, from fiscal 2012. The increase in software license revenue consists of an increase of approximately $2,764,000 in Visual Data Discovery solutions which were partially offset by a decrease of approximately $134,000 in Business Service Management Solutions. We attribute the increase in software license revenue to our new product positioning and the investments we have made in our sales and marketing organization which resulted in both increased desktop and enterprise license sales during the year.

Maintenance revenue for the fiscal year ended September 30, 2013 was approximately $9,700,000, or approximately 32%, of total revenue, as compared to approximately $7,902,000, or approximately 30%, of total revenue for the fiscal year ended September 30, 2012. This represents an increase of approximately $1,798,000, or approximately 23%, from fiscal 2012. The increase in maintenance revenue consists of an increase of approximately $1,946,000 in Visual Data Discovery solutions which were partially offset by a decrease of approximately $148,000 in Business Service Management Solutions. We attribute the overall increase in maintenance revenue to higher overall sales and higher renewal rates of Datawatch Modeler.

Professional services revenue for the fiscal year ended September 30, 2013 was approximately $1,166,000, or approximately 4%, of total revenue, as compared to approximately $1,304,000, or approximately 5%, of total revenue for the fiscal year ended September 30, 2012. This represents a decrease of approximately $138,000, or approximately 11%, from fiscal 2012. The decrease in professional services revenue consists of a decrease of approximately $54,000 in Visual Data Discovery solutions and a decrease of approximately $84,000 in Business Service Management Solutions. This decrease is due to lower consulting services primarily within our Report Manager OnDemand product offering.

Costs and Operating Expenses

The following table presents costs of sales and operating expenses, increase (decrease) in costs of sales and operating expenses and percentage changes in costs of sales and operating expenses for the years ended September 30, 2013 and 2012 (in thousands):

	Year Ended September 30,		Increase /	Percentage
	2013	2012	(Decrease)	Change
		(In thousands)
Cost of software licenses	$2,505	$2,270	$235	1%
Cost of maintenance and services	2,440	2,530	(90)	–
Sales and marketing	18,482	12,263	6,219	51
Engineering and product development	3,893	2,790	1,103	40
General and administrative	6,793	4,610	2,183	47

Total costs and operating expenses	$34,113	$24,463	$9,650	39%

 Cost of software licenses for the fiscal year ended September 30, 2013 was approximately $2,505,000, or approximately 13%, of software license revenues, as compared to approximately $2,270,000, or approximately 14%, of software license revenues for the fiscal year ended September 30, 2012. The increase in cost of software licenses is primarily due to higher software amortization costs attributable to the acquisition of intellectual property underlying our Datawatch Modeler (formerly Monarch Professional) and Datawatch Automator (formerly Data Pump) products on March 30, 2012 which was partially offset by lower royalty expense. As a result of the 2012 intellectual property acquisition, we are no longer charging royalty expense to cost of software licenses but are amortizing the purchase price of the intellectual property to cost of software licenses. See additional information regarding the amortization of the intellectual property in Note 1 to our accompanying consolidated financial statements.

Cost of maintenance and services for the fiscal year ended September 30, 2013 was approximately $2,440,000, or approximately 22%, of maintenance and services revenue, as compared to approximately $2,530,000, or approximately 27%, of maintenance and services revenue for the fiscal year ended September 30, 2012.  The decrease of approximately $90,000 is due to lower commission and other employee related costs.

Sales and marketing expenses for the fiscal year ended September 30, 2013 were approximately $18,482,000, or approximately 61%, of total revenue, as compared to approximately $12,263,000, or approximately 47%, of total revenue for fiscal 2012. The increase in sales and marketing expenses of approximately $6,219,000, or approximately 51%, is due to increased commissions, higher wages and employee-related costs attributable to increased headcount and increased promotional, lead generation and consulting costs as compared to last year. The increases reflect our significant investment in a new sales and marketing team during the most recent fiscal year to accelerate revenue generation.

Engineering and product development expenses were approximately $3,893,000, or approximately 13%, of total revenue for the fiscal year ended September 30, 2013 as compared to approximately $2,790,000, or approximately 11%, of total revenue in fiscal 2012. The increase in engineering and product development expenses of approximately $1,103,000, or approximately 40%, is primarily attributable to higher wages and other employee-related costs due to increased headcount offset by lower external consulting costs as compared to last year.

General and administrative expenses were approximately $6,793,000, or approximately 22%, of total revenue for the fiscal year ended September 30, 2013 as compared to approximately $4,610,000, or approximately 17%, of total revenue in fiscal 2012. The increase in general and administrative expenses of approximately $2,183,000, or approximately 47%, is primarily attributable to acquisition fees related to the Panopticon acquisition of approximately $1,000,000, higher external consulting costs as well as higher share-based compensation and employee-related costs as compared to last year.

Interest income and other income (expense), net, for the fiscal year ended September 30, 2013 of approximately $(427,000) represents primarily interest expense of approximately $596,000 related to a $2,000,000 subordinated note with a private investment company, interest expense of approximately $15,000 related to a $2,000,000 long term note with a bank resulting from the refinancing of our original debt with the private investment company and interest expense of approximately $71,000 related to the borrowings under a $2,000,000 revolving credit facility with the same bank. All of these financings were issued in connection with our acquisition of the intellectual property underlying our Datawatch Modeler and Datawatch Automator product offerings in fiscal 2012. Interest expense was partially offset by approximately $249,000 of income related to the dissolution of the Datawatch Europe entity resulting from cumulative translation adjustments. Interest income and other income (expense), net, of approximately $(333,000) for the fiscal year ended September 30, 2012 represents primarily interest expense related to both our $4,000,000 subordinated note with a private investment company and borrowings under a $2,000,000 revolving credit facility with a bank. Both of these financings were issued in connection with our acquisition of the intellectual property underlying our Datawatch Modeler and Datawatch Automator product offerings in fiscal 2012.

Gain (loss) on foreign currency transactions for the fiscal year ended September 30, 2013 was a loss of approximately $41,000 as compared to a loss of approximately $126,000 for the fiscal year ended September 30, 2012. The foreign currency loss for the fiscal year ended September 30, 2013 was primarily attributable to fluctuation of the foreign currencies we transact in. The foreign currency loss for the fiscal year ended September 30, 2012 was attributable to the settlement of intercompany account balances due to the dissolution of one of our foreign subsidiaries and the repatriation of international funds to the U.S. as required by our line of credit facility which was entered into on March 30, 2012.

 Income tax benefit for the year ended September 30, 2013 was approximately $88,000 as compared to an income tax expense of approximately $50,000 for the year ended September 30, 2012. The income tax benefit for the year ended September 30, 2013 was comprised of a Federal tax benefit in the United States of approximately $4,000, a state tax benefit of approximately $8,000, a foreign tax benefit of approximately $83,000, and a provision for uncertain tax positions relative to U.S. tax of approximately $7,000.  Income tax expense for the year ended September 30, 2012 was comprised of a provision for uncertain tax positions relative to foreign taxes of approximately $25,000 and minimum state tax liabilities and federal alternative minimum taxes totaling approximately $25,000.

Net loss for the year ended September 30, 2013 was approximately $4,197,000, or approximately $0.63 per diluted share, as compared to net income of approximately $1,034,000, or approximately $0.15 per diluted share, for the year ended September 30, 2012.

Fiscal Year Ended September 30, 2012 as Compared to

Fiscal Year Ended September 30, 2011

Total Revenues

The following table presents revenue, revenue increase (decrease) and percentage change in revenue for the years ended September 30, 2012 and 2011:

	Year Ended September 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands)

Software licenses	$16,800	$9,858	$6,942	70%
Maintenance	7,902	6,219	1,683	27
Professional services	1,304	1,808	(504)	(28)

Total revenue	$26,006	$17,885	$8,121	45%

Revenue for the fiscal year ended September 30, 2012 was approximately $26,006,000 which represents an increase of approximately $8,121,000, or approximately 45%, from revenue of approximately $17,885,000 for the fiscal year ended September 30, 2011. For fiscal 2012, Visual Data Discovery solutions (including Datawatch Modeler formerly known as Monarch Professional, Datawatch Automator formerly known as Data Pump, Datawatch Enterprise Server, Datawatch Enterprise Server – Cloud, Datawatch RMS and, Datawatch Report Manager OnDemand) revenue accounted for approximately 95% of total revenue as compared to approximately 91% of total revenue for fiscal 2011.

Software license revenue for the fiscal year ended September 30, 2012 was approximately $16,800,000, or approximately 65%, of total revenue, as compared to approximately $9,858,000, or approximately 55%, of total revenue for the fiscal year ended September 30, 2011. This represents an increase of approximately $6,942,000, or approximately 70%, from fiscal 2011. The increase in software license revenue consists of an increase of approximately $7,013,000 in Visual Data Discovery solutions which were partially offset by a decrease of approximately $71,000 in Business Service Management Solutions. We attribute the increase in software license revenue to our new product positioning and the investments we have made in our sales and marketing organization which resulted in both increased desktop and enterprise license sales during the year.

Maintenance revenue for the fiscal year ended September 30, 2012 was approximately $7,902,000, or approximately 30%, of total revenue, as compared to approximately $6,219,000, or approximately 35%, of total revenue for the fiscal year ended September 30, 2011. This represents an increase of approximately $1,683,000, or approximately 27%, from fiscal 2011. The increase in maintenance revenue consists of an increase of approximately $1,788,000 in Visual Data Discovery solutions which were partially offset by a decrease of approximately $105,000 in Business Service Management Solutions. We attribute the overall increase in maintenance revenue to higher overall sales and higher renewal rates of Datawatch Modeler.

Professional services revenue for the fiscal year ended September 30, 2012 was approximately $1,304,000, or approximately 5% of total revenue, as compared to approximately $1,808,000, or approximately 10%, of total revenue for the fiscal year ended September 30, 2011. This represents a decrease of approximately $504,000, or approximately 28%, from fiscal 2011. The decrease in professional services revenue consists of a decrease of approximately $392,000 in Visual Data Discovery solutions and a decrease of approximately $112,000 in Business Service Management Solutions. This decrease is due to lower consulting services primarily within our Report Manager OnDemand product offerings.

Costs and Operating Expenses

The following table presents costs of sales and operating expenses, increase (decrease) in costs of sales and operating expenses and percentage changes in costs of sales and operating expenses for the years ended September 30, 2012 and 2011:

	Year Ended September 30,		Increase /	Percentage
	2012	2011	(Decrease)	Change
	(In thousands)
Cost of software licenses	$2,270	$2,237	$33	1%
Cost of maintenance and services	2,530	2,537	(7)	–
Sales and marketing	12,263	6,268	5,995	96
Engineering and product development	2,790	2,502	288	12
General and administrative	4,610	4,274	336	8

Total costs and operating expenses	$24,463	$17,818	$6,645	37%

 Cost of software licenses for the fiscal year ended September 30, 2012 was approximately $2,270,000, or approximately 14%, of software license revenues, as compared to approximately $2,237,000, or approximately 23%, of software license revenues for the fiscal year ended September 30, 2011. The increase in cost of software licenses is primarily due to higher software amortization costs attributable to the acquisition of intellectual property underlying our Datawatch Modeler and Datawatch Automator products on March 30, 2012 which was partially offset by lower royalty expense. As a result of this acquisition, we are no longer charging royalty expense to cost of software licenses but is amortizing the purchase price of the intellectual property to cost of software licenses. See additional information regarding the amortization of the intellectual property in Note 2 to our accompanying consolidated financial statements.

Cost of maintenance and services for the fiscal year ended September 30, 2012 was approximately $2,530,000, or approximately 27%, of maintenance and services revenue, as compared to approximately $2,537,000, or approximately 32%, of maintenance and services revenue for the fiscal year ended September 30, 2011.

Sales and marketing expenses for the fiscal year ended September 30, 2012 were approximately $12,263,000, or approximately 47%, of total revenue as compared to approximately $6,268,000, or approximately 35%, of total revenue for fiscal 2011. The increase in sales and marketing expenses of approximately $5,995,000, or approximately 96%, is due to increased commissions, higher wages and employee-related costs attributable to increased headcount and increased promotional, lead generation and consulting costs as compared to last year. The increases reflect our significant investment in a new sales and marketing team during the most recent fiscal year to accelerate revenue generation.

Engineering and product development expenses were approximately $2,790,000, or approximately 11%, of total revenue for the fiscal year ended September 30, 2012 as compared to approximately $2,502,000, or approximately 14%, of total revenue in fiscal 2011. The increase in engineering and product development expenses of approximately $288,000, or approximately 12%, is primarily attributable to higher wages and other employee-related costs due to increased headcount offset by lower external consulting costs as compared to last year.

General and administrative expenses were approximately $4,610,000, or approximately 17%, of total revenue for the fiscal year ended September 30, 2012 as compared to approximately $4,274,000, or approximately 24%, of total revenue in fiscal 2011. The increase in general and administrative expenses of approximately $336,000, or approximately 8%, is primarily attributable to higher external consulting costs as well as higher stock compensation and employee-related costs as compared to last year.

Interest income and other income (expense) for the fiscal year ended September 30, 2012 represents primarily interest expense related to both a $4,000,000 subordinated note with a private investment company and borrowings under a $2,000,000 revolving credit facility with a bank. Both of these financings were issued in connection with our acquisition of the intellectual property underlying our Datawatch Modeler and Datawatch Automator product offerings. Interest income and other income (expense) for the fiscal year ended September 30, 2011 included interest income of approximately $4,000 and miscellaneous income representing old accounts receivable write-offs in the U.K. of approximately $7,000.

Gain (loss) on foreign currency transactions for the fiscal year ended September 30, 2012 was a loss of approximately $126,000 as compared to a gain of approximately $89,000 for the fiscal year ended September 30, 2011. The foreign currency loss for the fiscal year ended September 30, 2012 was attributable to the settlement of intercompany account balances due to the dissolution of one of our foreign subsidiaries and the repatriation of international funds to the U.S. required by our line of credit facility which was entered into on March 30, 2012. The foreign currency gain for the fiscal year ended September 30, 2011 is partially attributable to the repayment of intercompany loans between the Australian and U.K. subsidiaries. Additionally, the foreign currency gains (losses) recorded in both periods were partially due to foreign currency rate volatility between the Euro and British pound during these periods.

 Income tax expense for the years ended September 30, 2012 and 2011 was approximately $50,000 and $35,000, respectively. Income tax expense for both years includes a provision for uncertain tax positions relative to foreign taxes of approximately $25,000. In addition, income tax expense includes minimum state tax liabilities and federal alternative minimum taxes totaling approximately $25,000 and $10,000 for the years ended September 30, 2012 and 2011, respectively.

Net income for the year ended September 30, 2012 was approximately $1,034,000, or approximately $0.15 per diluted share, as compared to approximately $132,000, or approximately $0.02 per diluted share, for the year ended September 30, 2011.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

We lease various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire through 2016. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $545,000, $454,000 and $352,000 for fiscal years 2013, 2012 and 2011, respectively.

As of September 30, 2013, our contractual obligations include minimum rental commitments under non-cancelable operating leases, debt obligations and other long-term liabilities related to uncertain tax positions as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Lease Obligations	$813	$452	$361	$–	$–

Debt Obligations	$4,845	$2,034	$1,951	$860	$–

Other long-term liabilities	$353	$–	$–	$–	$353

Prior to the acquisition of intellectual property underlying our Datawatch Modeler and Datawatch Automator product offerings disclosed in Note 1 to our accompanying consolidated financial statements, we were obligated to pay royalties up to 50% on revenue generated by the sale of certain licensed software products. As a result of the acquisition of the intellectual property, we are no longer required to pay royalties related to our Datawatch Modeler and Datawatch Automator products. Royalty expense included in cost of software licenses was approximately $194,000, $1,161,000 and $1,630,000, respectively, for the years ended September 30, 2013, 2012 and 2011.

Our software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, we would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or service warranties. As a result, we believe our exposure related to these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2013.

We enter into indemnification agreements in the ordinary course of business. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of September 30, 2013.

Certain of our agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby we will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of our employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of September 30, 2013.

As permitted under Delaware law, we have agreements with our directors whereby we will indemnify them for certain events or occurrences while the director is, or was, serving at our request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, our director and officer insurance policy would enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe our exposure related to these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current cash balances and cash generated from operations will be sufficient to meet our cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At September 30, 2013, we had approximately $10,312,000 of cash and cash equivalents as compared to approximately $8,722,000 as of September 30, 2012, an increase of approximately $1,590,000. Approximately $760,000 of cash and cash equivalents at September 30, 2013 was located in foreign banks.

At September 30, 2013, we had working capital of approximately $4,130,000 as compared to approximately $4,041,000 as of September 30, 2012. If our cash flow from operations were to decline significantly, we may need to consider reductions to our operating expenses. We do not anticipate additional cash requirements to fund growth or the acquisition of additional complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, we may seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that we will be able to issue additional equity or obtain a new or expanded credit facility at attractive prices or rates, or at all.

We had a net loss of approximately $4,197,000 for the year ended September 30, 2013 as compared to net income of approximately $1,034,000 and $132,000 for the years ended September 30, 2012 and 2011, respectively. During the years ended September 30, 2013, 2012 and 2011, approximately $2,394,000, $3,956,000 and $1,147,000, respectively, of cash was provided by our operations. During fiscal year 2013, the main source of cash from operations was net loss adjusted for depreciation and amortization and share-based compensation expense, as well as increases in accounts receivable, accounts payable, accrued expenses and other liabilities.

Net cash used in investing activities for the year ended September 30, 2013 of approximately $525,000 is primarily related to increases in capitalized software development costs. Net cash used in investing activities for the year ended September 30, 2012 of approximately $8,819,000 is primarily related to the acquisition of intellectual property underlying our Datawatch Modeler and Datawatch Automator product offerings as well as the purchase of property and equipment and capitalized software development costs.

Net cash provided by financing activities for the year ended September 30, 2013 was approximately $63,000. Net cash provided by financing activities for the year ended September 30, 2012 of approximately $5,089,000 is primarily related to cash received from the issuance of a $4,000,000 long-term subordinated note and the borrowing of $1,500,000 under a $2,000,000 revolving credit facility as well as proceeds from the exercise of stock options.

On March 30, 2012, we entered into a Note and Warrant Purchase Agreement with a private investment company. The terms of the Note and Warrant Purchase Agreement include a $4,000,000 subordinated note and warrants for 185,000 shares of our common stock. The subordinated note has a maturity date of February 28, 2019, with interest due monthly on the unpaid principal amount of the note at the rate of 10% per annum in arrears. Additionally, beginning on March 31, 2014 and on the last day of each month thereafter until the maturity date, we will make principal payments totaling $66,667. We are required, under this agreement, to maintain certain interest coverage and leverage ratios. On August 15, 2013, we entered into the first amendment to this agreement which provided for a one-time redemption of $2,000,000 in principal amount, together with interest, at a rate of 10% per annum, due on the amount redeemed through the date of redemption, and a premium equal to 3% of the principal amount. In addition, this amendment allowed for a reduction in interest from 10% per annum in arrears to 8% per annum in arrears immediately following the one-time redemption. On August 15, 2013, we exercised our one-time redemption right and made a payment of $2,000,000 to pay-down the principal, plus accrued interest in the amount of approximately $23,000 and premium in the amount of approximately $60,000. We were not in compliance with the covenants under the Note and Warrant Purchase Agreement at September 30, 2013 and we received a waiver of non-compliance from the private investment company.

On March 30, 2012, we entered into a Loan and Security Agreement (“Loan Agreement”) with a bank which established a $2,000,000 revolving line of credit facility and borrowed $1,500,000 under the Loan Agreement on that date. The Loan Agreement terminates on March 29, 2014. On that date, the principal amount of all advances under the revolving line and all unpaid interest thereon will become due and payable. The principal amount outstanding under the revolving line accrues interest at a floating rate per annum equal to 1.5% above the prime rate, with the prime rate having a floor of 3.25%. We can borrow under the revolving line of credit based on a formula percentage of our accounts receivable balance. Additionally, the Loan Agreement requires that we maintain certain net asset and net income ratios. Our obligations under the line of credit facility are secured by substantially all of our assets other than intellectual property. On August 15, 2013, we entered into an amendment to this agreement which provided for an advance (“Term Loan Advance”) of $2,000,000 which was used to reduce our outstanding obligations to the private investment company as described above. After repayment, the Term Loan Advance cannot be re-borrowed. On August 15, 2016, the principal amount of the Term Loan Advance outstanding and all unpaid interest thereon will become due and payable. The principal amount outstanding under the Term Loan Advance accrues interest at a floating per annum rate equal to two and one half percent (2.5%) above the Prime Rate (3.25%) and is payable monthly. The second amendment to the SVB agreement also amended the financial covenants and requires that we maintain certain liquidity ratios and minimum EBITDA balances. As of September 30, 2013, we were in compliance with the covenants under the Loan Agreement.

We believe that our current operations have not been materially impacted by the effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ..” This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 (fiscal 2015). The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption. The adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

In June 2011, the Financial Accounting Standards Board issued an ASU that provides amendments on the presentation of comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. This amendment was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. This ASU was adopted in the first quarter of fiscal 2013 and we elected the two-statement approach.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our accompanying consolidated financial statements.

Item 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At September 30, 2013, we did not participate in or hold any derivative financial instruments or commodity instruments. We hold no investment securities that possess significant market risk.

Primary Market Risk Exposures

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 13%, 15% and 23% of our revenues for fiscal 2013, 2012 and 2011, respectively, were from foreign subsidiaries. In addition, approximately 17%, 17% and 19% of our operating expenses for fiscal 2013, 2012 and 2011, respectively, were from foreign subsidiaries.

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in several currencies, of which the most significant to our operations has historically been the British Pound. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to our international subsidiaries, if any, are usually considered to be of a long-term investment nature. Accordingly, the majority of currency movements are reflected in our other comprehensive income (loss). There are, however, certain situations where we will invoice customers in currencies other than our own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in foreign currency transaction (losses) gains in the accompanying consolidated statements of operations. Foreign currency transaction loss for the fiscal years ended September 30, 2013 and 2012, respectively, was approximately $41,000 and $126,000. Foreign currency transaction gain for the fiscal year ended September 30, 2011 was approximately $89,000. Currently, we do not engage in foreign currency hedging activities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Datawatch Corporation

Chelmsford, Massachusetts

We have audited the accompanying consolidated balance sheets of Datawatch Corporation and subsidiaries (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datawatch Corporation and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective October 1, 2012, the Company adopted Financial Accounting Standards Board issued ASU No. 2011-05, Comprehensive Income (Topic 220).

/s/ Marcum LLP

Marcum LLP

Boston, Massachusetts

December 17, 2013

DATAWATCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,312	$8,722
Accounts receivable, less allowance for doubtful accounts and sales returns of $63 in 2013 and $212 in 2012	6,622	4,391
Inventories	45	59
Prepaid expenses	939	532
Total current assets	17,918	13,704

Property and equipment
Office furniture and equipment	1,382	1,296
Software	492	492
Leasehold improvements	551	551
	2,425	2,339
Less accumulated depreciation and amortization	(2,136)	(2,058)
Net property and equipment	289	281

Acquired intellectual property, net	13,834	7,745
Other intangible assets, net	8,880	792
Goodwill	28,152	–
Other long-term assets	248	283
Total assets	$69,321	$22,805

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and debt discount of $157 in 2013	$1,877	$900
Accounts payable	1,433	676
Accrued expenses	3,481	1,792
Deferred revenue	6,997	6,295
Total current liabilities	13,788	9,663

LONG-TERM LIABILITIES:
Note payable, net of unamortized debt discount of $703 in 2013 and $1,017 in 2012	2,108	2,983
Deferred revenue, long-term	214	265
Deferred tax liability	1,483	–
Other long-term liabilities	353	200
Total long-term liabilities	4,158	3,448
Total liabilities	17,946	13,111

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01; authorized: 20,000,000 shares; issued: 8,795,023 shares – 2013 and 6,372,465 shares - 2012; outstanding: 8,477,552 shares- 2013 and 6,358,219 shares -2012	88	64
Additional paid-in capital	72,726	26,710
Accumulated deficit	(20,021)	(15,824)
Accumulated other comprehensive loss	(1,278)	(1,116)
	51,515	9,834
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	51,375	9,694

Total liabilities and shareholders’ equity	$69,321	$22,805

See accompanying notes to these consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended September 30,
	2013	2012	2011
REVENUE:
Software licenses	$19,430	$16,800	$9,858
Maintenance	9,700	7,902	6,219
Professional services	1,166	1,304	1,808
Total revenue	30,296	26,006	17,885

COSTS AND EXPENSES:
Cost of software licenses	2,505	2,270	2,237
Cost of maintenance and services	2,440	2,530	2,537
Sales and marketing	18,482	12,263	6,268
Engineering and product development	3,893	2,790	2,502
General and administrative	6,793	4,610	4,274
Total costs and expenses	34,113	24,463	17,818

(LOSS)/INCOME FROM OPERATIONS	(3,817)	1,543	67
Interest income and other income (expense), net	(427)	(333)	11
Foreign currency transaction (losses) gains	(41)	(126)	89

(LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAXES	(4,285)	1,084	167
Benefit/(provision) for income tax	88	(50)	(35)

NET (LOSS)/INCOME	$(4,197)	$1,034	$132

Net (loss)/income per share - basic:	$(0.63)	$0.17	$0.02
Net (loss)/income per share - diluted:	$(0.63)	$0.15	$0.02

Weighted-average shares outstanding - basic	6,634	6,252	6,039
Weighted-average shares outstanding - diluted	6,634	6,730	6,235

See accompanying notes to these consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended September 30, 2013, 2012 and 2011

(In thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total

BALANCE, OCTOBER 1, 2010	5,958,237	$60	$23,826	$(16,990)	$(1,077)	(14,246)	$(140)	$5,679
Stock options exercised/vesting of restricted stock units	217,741	2	386	–	–	–	–	388
Share-based compensation expense	–	–	264	–	–	–	–	264
Translation adjustments	–	–	–	–	(121)	–	–	(121)
Net income	–	–	–	132	–	–	–	132

BALANCE, SEPTEMBER 30, 2011	6,175,978	62	24,476	(16,858)	(1,198)	(14,246)	(140)	6,342
Stock options exercised/ vesting of restricted stock units	196,487	2	259	–	–	–	–	261
Share-based compensation expense	–	–	879	–	–	–	–	879
Fair value of warrants	–	–	1,096	–	–	–	–	1,096
Translation adjustments	–	–	–	–	82	–	–	82
Net income	–	–	–	1,034	–	–	–	1,034

BALANCE, SEPTEMBER 30, 2012	6,372,465	64	26,710	(15,824)	(1,116)	(14,246)	(140)	9,694
Issuance of common stock and equivalents in connection with the acquisition of Panopticon AB	2,169,941	22	42,622	–	–	–	–	42,644
Stock options exercised/ vesting of restricted stock units	252,617	2	196	–	–	–	–	198
Dissolution of DWE subsidiary	–	–	(125)	–	–	–	–	(125)
Share-based compensation expense	–	–	3,323	–	–	–	–	3,323
Translation adjustments	–	–	–	–	(162)	–	–	(162)
Net loss	–	–	–	(4,197)	–	–	–	(4,197)

BALANCE, SEPTEMBER 30, 2013	8,795,023	$88	$72,726	$(20,021)	$(1,278)	(14,246)	$(140)	$51,375

 See accompanying notes to these consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Years Ended September 30,
	2013	2012	2011

Net (loss) income	$(4,197)	$1,034	$132

Other comprehensive (loss) income:

Foreign currency translation adjustments	(162)	82	(121)

Comprehensive (loss) income	$(4,359)	$1,116	$11

See accompanying notes to these consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended September 30,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,197)	$1,034	$132
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	2,327	1,220	753
Provision for doubtful accounts and sales returns	(149)	63	(17)
Loss on disposition of fixed assets	2	1	–
Share-based compensation expense	3,323	879	264
Non-cash interest expense on warrants – debt discount	157	79	–
Deferred income taxes	(83)	–	–
Changes in operating assets and liabilities:
Accounts receivable	(1,308)	(1,467)	(727)
Inventories	13	(10)	(10)
Prepaid expenses and other assets	(328)	(222)	(247)
Accounts payable, accrued expenses and other liabilities	2,181	(206)	632
Deferred revenue	456	2,585	367
Cash provided by operating activities	2,394	3,956	1,147

CASH FLOWS FROM INVESTING ACTIVITIES:
Non-cash purchase of intellectual property	-	(8,616)	–
Gain on disposition of investment	(374)	-	-
Capitalized software development costs	(440)	(54)	–
Net cash received from acquisition of Panopticon	383	–	–
Purchases of equipment and fixtures	(154)	(146)	(128)
Decrease (increase) in other assets	60	(3)	(37)
Decreases in restricted cash	–	–	89
Cash used in investing activities	(525)	(8,819)	(76)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and vesting of restricted stock units	198	261	388
Advances/(repayments) on line of credit	–	1,500	–
Repayments on line of credit	–	(600)
Repayments on debt	(2,056)
Proceeds from issuance of note payable	2,000	4,000	–
Debt issuance costs	(79)	(72)	–
Cash provided by financing activities	63	5,089	388

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS	(342)	112	(128)

INCREASE IN CASH AND EQUIVALENTS	1,590	338	1,331
CASH AND EQUIVALENTS, BEGINNING OF YEAR	8,722	8,384	7,053
CASH AND EQUIVALENTS, END OF YEAR	$10,312	$8,722	$8,384

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$38	$92	$32

Interest paid	$481	$239	$–

See accompanying notes to these consolidated financial statements.

DATAWATCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements include the accounts of Datawatch and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In 2013, the Company dissolved its’ international operation, Datawatch Europe Limited, and recorded a gain on disposition of investment of approximately $374,000.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts and disclosures reported in the Company’s consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, the allowance for doubtful accounts, sales returns reserve, useful lives of property and equipment, the valuation of net deferred tax assets, acquired intellectual property and other intangible assets and share-based awards.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Revenue Recognition

Revenue allocated to software products, specified upgrades and enhancements is recognized upon delivery of the related product, upgrades or enhancements. Revenue is allocated by vendor specific objective evidence (“VSOE”) of fair value to customer support (primarily maintenance) and is recognized ratably over the term of the support, and revenue allocated using VSOE to service elements (primarily training and consulting) is recognized as the services are performed. The residual method of revenue recognition is used for multi-element arrangements when the VSOE of the fair value does not exist for one of the delivered elements. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as supported by VSOE, is deferred and subsequently recognized as such items are delivered or completed and (2) the difference between the total arrangement fee and the amount allocated to the undelivered elements is recognized as revenue related to the delivered elements.

The Company licenses its software products directly to end-users, through value added resellers and through distributors. Sales to distributors and resellers accounted for approximately 45%, 31% and 41% of total sales for the years ended September 30, 2013, 2012 and 2011, respectively. Revenue from the sale of all software products (when separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collectability is reasonably assured, persuasive evidence of the arrangement exists and there are no significant obligations remaining. The Company’s software product offerings do not require customization. The Company’s software products can be installed and used by customers on their own with little or no configuration required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses, and the license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations by the Company.

Datawatch software products are generally sold in multiple element arrangements which may include software licenses, professional services and customer support. In such multiple element arrangements, the Company applies the residual method in determining revenue to be allocated to the software license. In applying the residual method, the Company deducts from the sale proceeds the VSOE of fair value of the professional services and customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and customer support is based on the amounts charged for these elements when sold separately. Professional services include advanced modeling, application design, implementation and configuration and process optimization with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed on a current basis as the work is performed, and generally do not involve modification or customization of the software or any unusual acceptance clauses or terms. The Company has established VSOE of fair value for the majority of its professional services using the bell-shaped curve method. Customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from customer support services is deferred and recognized ratably over the period of support (generally one year). Such deferred amounts are recorded as part of deferred revenue in the Company’s accompanying consolidated balance sheets. The Company has established VSOE of fair value for the majority of its customer support based on stated renewal rates only if the rate is determined to be substantive and falls within the Company’s customary pricing practices. VSOE of fair value for sales through the Company’s distribution channel was established using the bell-shaped curve method. VSOE calculations are updated and reviewed quarterly.

The Company also licenses its enterprise software using a subscription model. At the time a customer enters into a binding agreement to purchase a subscription, the customer is invoiced for an initial 90 day service period and an account receivable and deferred revenue are recorded. Beginning on the date the software is installed at the customer site and is available for use by the customer, and provided that all other criteria for revenue recognition are met, the deferred revenue amount is recognized ratably over the period the service is provided. The customer is then invoiced every 90 days and revenue is recognized ratably over the period of the subscription. The subscription arrangement includes software, maintenance and unspecified future upgrades on a when-and-if available basis including major version upgrades. The subscription renewal rate is the same as the initial subscription rate. Subscriptions can be cancelled by the customer at any time by providing 90 days prior written notice following the first year of the subscription term

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. The Company also offers a 30 day money-back guarantee on its Datawatch Modeler (formerly Monarch Professional) product sold directly to end-users. Additionally, the Company provides its distributors with stock-balancing rights. Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at, and the returns history with, the various distributors and resellers, which the Company monitors frequently.

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

For the fiscal years ended September 30, 2013, 2012 and 2011, changes to and ending balances of the allowance for doubtful accounts were approximately as follows:

	2013	2012	2011
	(In thousands)

Allowance for doubtful accounts balance - beginning of year	$107	$78	$129
Additions to the allowance for doubtful accounts	–	93	92
Deductions against the allowance for doubtful accounts	(64)	(64)	(143)
Allowance for doubtful accounts balance - end of year	$43	$107	$78

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

For the fiscal years ended September 30, 2013, 2012 and 2011, changes to and ending balances of the sales returns reserve were approximately as follows:

	2013	2012	2011
	(In thousands)

Sales returns reserve balance - beginning of year	$105	$70	$35
Additions to the sales returns reserve	–	117	101
Deductions against the sales returns reserve	(85)	(82)	(66)
Sales returns reserve balance - end of year	$20	$105	$70

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to engineering and product development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life of the product (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 4 to 24 months.

For the fiscal years ended September 30, 2013, 2012 and 2011, amounts related to capitalized and purchased software development costs were approximately as follows:

	2013	2012	2011
	(In thousands)

Capitalized and purchased software balance - beginning of year	$30	$14	$396
Capitalized software development costs	440	54	–
Amortization of capitalized software development costs and purchased software	(120)	(38)	(382)
Capitalized and purchased software balance - end of year	$350	$30	$14

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash deposited with banks and highly liquid securities consisting of money market investments with original maturities of 90 days or less.

Concentration of Credit Risks and Major Customers

Financial instruments, which potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company’s cash is maintained with what management believes to be a high-credit quality financial institution.  At times, deposits held at this bank may exceed the federally insured limits.  Management believes that the financial institutions that hold the Company’s deposits are financially sound and have minimal credit risk. Risks associated with cash and cash equivalents are mitigated by the Company’s investment policy, which limits the Company’s investing of excess cash into only money market mutual funds.

The Company licenses its products and services to U.S. and non-U.S. distributors and other software resellers, as well as to end users, under customary credit terms. Two customers, Ingram Micro, Inc. and Lifeboat Distribution, individually accounted for the following percentages of total revenue and accounts receivable for the periods indicated:

	Percentage of total revenue			Percentage of total
	for the years ended			accounts receivable at
	September 30,			September 30,
	2013	2012	2011	2013	2012

Ingram Micro, Inc.	*	*	13%	*	*

Lifeboat Distribution	20%	17%	15%	11%	19%

* Revenues were less than 10% of the Company’s total revenue and accounts receivable in the respective period.

  The Company licenses to Lifeboat Distribution under a distribution agreement which automatically renews for successive one-year terms unless terminated. On December 6, 2011, the Company exercised a 90 day notice provision under a distribution agreement with Ingram Micro, Inc. to terminate its relationship with that distributor. The termination was effective March 6, 2012. Effective March 7, 2012, Lifeboat Distribution became the sole North American distributor for the Company’s Datawatch Modeler platform. In addition to the customers listed above, one additional customer, Unisys Belgium, individually accounted for approximately 24% of total accounts receivable at September 30, 2012. Two additional customers, Xerox and Thomson Reuters, accounted for approximately 19% and 23%, respectively of total accounts receivable at September 30, 2013. Other than these customers, no other customer constitutes a significant portion (more than 10%) of revenues or accounts receivable for the periods presented. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Deferred Revenue

Deferred revenue consisted of the following at September 30:

	2013	2012
	(In thousands)

Maintenance	$6,907	$5,167
License	69	1,257
Other	235	136
Total	7,211	6,560

Less: Long-term portion of deferred maintenance	(214)	(265)

Current portion of deferred revenue	$6,997	$6,295

Maintenance deferred revenue consists of the unearned portion of customer support services provided by the Company to customers who purchased maintenance agreements for the Company’s products. Maintenance revenues are recognized on a straight-line basis over the term of the maintenance period, generally 12 months.

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

Property and Equipment

Property and equipment consists of office equipment, furniture and fixtures, software and leasehold improvements, all of which are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or over the terms, if shorter, of the related leases. Useful lives and lease terms range from three to seven years. Depreciation and amortization expense related to property and equipment was $145,000, $137,000 and $197,000, respectively, for the years ended September 30, 2013, 2012 and 2011.

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

Acquired Intellectual Property

On March 30, 2012, the Company acquired the intellectual property which consisted primarily of the source code underlying its Datawatch Modeler (formerly Monarch Professional) and Datawatch Automator (formerly Data Pump) products pursuant to an Option Purchase Agreement dated as of April 29, 2004 by and among the Company, Personics Corporation, Raymond J. Huger and Math Strategies, as amended (the “Option Agreement”). Under the formula contained in the Option Agreement, the purchase price paid for the intellectual property assets was approximately $8,541,000 which was calculated based on a multiple of the aggregate royalties paid to Math Strategies by the Company for the four fiscal quarters preceding the exercise of the option. Additionally, the Company capitalized approximately $75,000 in closing costs and adjustments pursuant to a Supplemental Agreement dated March 30, 2012 between the Company and Raymond J. Huger. In fiscal 2013, the Company acquired additional intellectual property as noted in the Panopticon transaction totaling $7,900,000. The acquired intellectual property assets are being amortized to cost of software licenses using the straight-line method over the estimated life of the asset, ranging from five to seven and a half years. Amortization expense related to the acquired intellectual property assets for the years ended September 30, 2013 and 2012 was approximately $1,811,000 and $871,000, respectively. The estimated future amortization expense related to the acquired intellectual property is as follows (in thousands):

Fiscal Years Ending September 30,

2014	$2,777
2015	2,777
2016	2,777
2017	1,905
2018	1,053
Thereafter	2,545

Total estimated future amortization expense	$13,834

Intangible Assets

Intangible assets consist of acquired intellectual property. Other intangible assets consist of internally developed software, trade names, patents and customer lists acquired through business combinations. The values allocated to the majority of these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in cost of software licenses. The values allocated to customer relationships are amortized using the straight-line method over the estimated useful life of the related asset and are recorded in sales and marketing expenses. The values allocated to loan acquisition costs are amortized using the straight-line method over the life of the debt and are recorded in interest income and other income (expense), net. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

Other intangible assets, net, were comprised of the following at September 30, 2013 and 2012:

	Weighted	September 30, 2013			September 30, 2012
	Average	Gross			Gross
Identified Intangible	Useful Life	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
Asset	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
		(In thousands)

Capitalized software	1	$1,630	$1,280	$350	$1,190	$1,160	$30
Purchased software	5	–	–	–	700	700	–
Patents	20	160	73	87	160	65	95
Customer lists	14	8,990	1,401	7,589	1,790	1,195	595
Assembled Workforce	–	620	–	620	–	–	–
Non-compete agreements	1	–	–	–	640	640	–
Trademark	3	120	4	116	21	21	–
Loan acquisition costs	4	167	49	118	88	16	72

Total		$11,687	$2,807	$8,880	$4,589	$3,797	$792

The intangible asset amounts amortized to cost of software licenses totaled approximately $128,000, $46,000 and $390,000 for fiscal 2013, 2012 and 2011, respectively. Intangible asset amounts amortized to sales and marketing expense totaled approximately $206,000, $166,000 and $166,000 for fiscal 2013, 2012 and 2011, respectively. Intangible asset amounts amortized to interest expense totaled approximately $33,000 and $16,000 for fiscal 2013 and 2012, respectively. There were no intangible asset amounts amortized to interest income and other income (expense), net in fiscal year 2011. Intangible asset amounts amortized to general and administrative expense totaled approximately $4,000 for fiscal 2013. There were no intangible assets amortized to general and administrative for fiscal years 2012 and 2011. During the fiscal year 2013, the Company wrote off fully amortized intangible assets totaling approximately $1,361,000.

The estimated future amortization expense related to amortizing intangible assets was as follows (in thousands):

Fiscal Years Ending September 30,

2014	$1,096
2015	733
2016	633
2017	494
2018	985
Thereafter	4,939

Total estimated future amortization expense	$8,880

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. Indefinite-lived intangibles are intangible assets whose useful lives are indefinite in that their lives extend beyond the foreseeable horizon – that is there is no foreseeable limit on the period of time over which they are expected to contribute to the cash flows of the reporting entity. The Company accounts for goodwill in accordance with the Financial Accounting Standards Board (“FASB”), under which goodwill and intangible assets having indefinite lives are not amortized but instead are tested for impairment annually or more frequently if changes in circumstances or the occurrence of events indicate possible impairment.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable and accounts payable and their carrying values approximate fair value because of their short-term nature.

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

The following table presents the Company’s assets and liabilities that are measured and disclosed at fair value on a recurring basis at September 30, 2013 and 2012 (in thousands):

	September 30, 2013				September 30, 2012
				Estimated				Estimated
	Fair Value Measurement			Fair	Fair Value Measurement			Fair
	Using Input Types			Value	Using Input Types			Value
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$2,234	$–	$–	$2,234	$2,234	$–	$–	$2,234
Total assets at fair value	2,234	–	–	2,234	2,234	–	–	2,234

Liabilities:
Line of credit	$900	$–	$–	$900	$900	$–	$–	$900
Note payable	3,945	–	–	3,945	4,000	–	–	4,000
Debt discount	–	(860)	–	(860)	–	(1,017)	–	(1,017)
Total liabilities at fair value	$4,845	$(860)	$–	$3,985	$4,900	(1,017)	–	3,883

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

Net (Loss) Income Per Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the impact, when dilutive, of the exercise of stock options and the vesting of restricted stock units using the treasury stock method.

The following table presents the options and restricted stock units that were not included in the computation of diluted net income per share, because the effect was antidilutive for the years ended 2012 and 2011:

	2013	2012	2011

Quantity of option shares not included	-	123,105	105,819
Weighted-average exercise price	$-	$12.30	$5.18

As the Company was in a net loss position for the year end September 30, 2013, all common stock equivalents in fiscal 2013 were antidilutive.

Foreign Currency Translations and Transactions

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at rates in effect at each balance sheet date. Revenues, expenses and cash flows are translated into U.S. dollars at average rates prevailing during the respective period. The related translation adjustments are reported as a separate component of shareholders’ equity under the heading “Accumulated Other Comprehensive Loss.” Included in comprehensive (loss) income are the foreign currency translation adjustments. Foreign currency translation losses arising during fiscal 2013 and 2011 were approximately $162,000 and $121,000. Foreign currency translation gain arising during fiscal 2012 was approximately $82,000.

Gains and losses resulting from transactions that are denominated in currencies other than the applicable unit’s functional currency are included in the operating results of the Company and were a loss of $41,000 and $126,000 for the years ended September 30, 2013 and 2012, respectively, and gain of $89,000, for the year ended September 30, 2011. The foreign currency loss in 2012 was attributable primarily to the settlement of intercompany balances due to the dissolution of one of the Company’s foreign subsidiaries and the repatriation of international funds to the U.S. required by the Company’s line of credit facility which was entered into in March 2012.

Advertising and Promotional Materials

Advertising costs are expensed as incurred and amounted to approximately $290,000, $9,000 and $138,000 in fiscal years 2013, 2012 and 2011, respectively. Direct mail/direct response costs are expensed over the period in which the associated revenue is recognized, generally three to six months from the date of the mailing. Direct mail expense was approximately $7,000, $9,000 and $52,000, in fiscal 2013, 2012, and 2011, respectively. There were no deferred direct mail/direct response costs at September 30, 2013, 2012 or 2011.

Share-Based Compensation

All share-based awards, including grants of employee stock options and restricted stock units, are recognized in the financial statements based on their fair value at date of grant.

The Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s share-based awards are accounted for as equity instruments and there have been no liability awards granted. See additional share-based compensation disclosure in Note 7 to the Company’s accompanying consolidated financial statements.

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

Guarantees and Indemnifications

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. The Company has never incurred significant expense under its product or service warranties and does not expect to do so in the future. As a result, the Company believes its exposure related to these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2013 or 2012.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of September 30, 2013 or 2012.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of September 30, 2013 or 2012.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy limits the Company’s exposure and would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage for directors, the Company believes its exposure related to these indemnification agreements is minimal. The Company has no liabilities recorded for these potential obligations as of September 30, 2013 or 2012.

Research and Development Costs

Research and development costs are expenses as incurred.

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ..” This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 (fiscal 2015). The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In June 2011, the FASB issued an ASU that provides amendments on the presentation of comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. This amendment was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. This ASU was adopted in the first quarter of fiscal 2013 and the Company elected the two-statement approach.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

2.	ACQUISITIONS

Panopticon Software AB

The Company acquired all of the outstanding shares of Panopticon Software, AB and subsidiaries (“Panopticon”), a privately held Swedish Company specializing in the delivery of real-time visual data discovery solutions, under a stock purchase agreement dated June 14, 2013, which closed on August 28, 2013. As a result of this transaction, the Company has acquired technologies to enable it to expand its product platform and increase its addressable market. The Company accounted for this acquisition in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). The purchase consideration included $175,000 in seller financing pertaining to the Company’s direct acquisition of Panopticon’s U.S. subsidiary, Panopticon Software, Inc. and 1,866,716 Datawatch common shares, with an additional 216,994 shares held back for a period of 15 months to secure indemnification obligations of the Panopticon sellers under the share purchase agreement, and 86,231 restricted stock units. The shares issued were valued at approximately $42,644,000 ($23.12 per share). The shares issued as consideration at closing are subject to a contractual lockup restriction which precludes the sale of such shares without the Company’s prior consent for a period of six months following the transaction date, although the Company lifted the restriction with respect to approximately 40% of such shares effective December 12, 2013. In addition, the restricted stock units issued as consideration are subject to vesting periods ranging from three to six months. Panopticon’s operating results are reflected in the accompanying consolidated financial statements as of the acquisition date (August 28, 2013). The Company has allocated the cost to acquire Panopticon to its identifiable tangible and intangible assets and liabilities, with the remaining amount classified as goodwill.

The estimated fair value of net assets acquired and net liabilities acquired in the of Panopticon transaction are summarized as follows:

Amount
Current assets	$1,336
Property, plant and equipment	2
Other intangible assets	15,840
Goodwill	28,152
Obligations under deferred revenue	(189)
Accounts payable and accrued expenses	(756)
Deferred income taxes	(1,566)
Purchase Price	$42,819
Less:
Common stock issued	$(42,644)
Seller financing	(175)
Cash and cash equivalents acquired	(383)
Net cash provided by acquisition	$383

Fair value of intangible assets was determined using a combination of the income approach and the cost approach and relief from royalty method. As the acquisition was a stock acquisition, the goodwill recognized will not be deductible for tax purposes. In addition, the Company incurred approximately $1,000,000 of acquisition related costs in fiscal 2013 and these costs are included in general and administrative expense in the accompanying consolidated statement of operations.

Management is responsible for the valuation of net assets acquired and considered a number of factors, including valuations and appraisals, when estimating the fair values and estimated useful lives of acquired assets and liabilities. At September 30, 2013, the allocation of the purchase price has been finalized.

The intangible assets, excluding goodwill, are being amortized on a straight-line basis over their estimated lives as follows (in thousands):

	Fair Value	Estimated Lives
Customer Relationships	$7,200	15.0 years
Developed Technology	7,900	7.5 years
Trade Name	120	2.5 years
Assembled Workforce	620	Indefinite

Total intangible assets	$15,840

The following unaudited pro forma financial information reflects the combined results of operations for the fiscal years ended September 30, 2013 and September 30, 2012, assuming that Panopticon was acquired at the beginning of each respective fiscal period.  This information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of the period, and is not necessarily indicative of the results which may be obtained in the future (in thousands, except per share data):

	September 30,
	2013	2012
Total revenue	$33,271	$28,828
Net income (loss)	(6,542)	(2,639)
Net income (loss) per share
Basic and diluted	$(0.79)	$(0.33)
Number of weighted average shares
Basic and diluted	8,322	8,117

3.	ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30:

	2013	2012
	(In thousands)

Accrued royalties and commissions	$1,483	$809
Accrued bonus	606	229
Accrued other	139	96
Accrued professional fees and consulting	417	230
Accrued salaries and benefits	295	162
Accrued acquisition fees	159	–
Accrued travel and entertainment	165	46
Accrued taxes	89	42
Accrued marketing	85	178
Accrued severance	43	-

Total	$3,481	$1,792

4.	FINANCING ARRANGEMENTS

Revolving Line of Credit and Term Note

In connection with the acquisition of intellectual property underlying its Datawatch Modeler and Datawatch Automator products, on March 30, 2012, the Company entered into a $2,000,000 revolving credit facility with Silicon Valley Bank (“SVB”), pursuant to a Loan and Security Agreement with SVB. On March 30, 2012, the Company borrowed $1,500,000 under this revolving credit facility. The revolving line of credit under the SVB facility terminates on March 29, 2014. On that date, the principal amount of all advances then outstanding under the revolving line and all unpaid interest thereon will become due and payable. The principal amount outstanding under the revolving line accrues interest at a floating rate per annum equal to 1.5% above the prime rate, with the prime rate having a floor under the SVB agreement of 3.25%. The Company can borrow under the SVB revolving line of credit based on a formula percentage of its accounts receivable balance. Additionally, the SVB facility requires that the Company maintain certain net asset and net income ratios. The Company repaid $600,000 under the line of credit in September 2012. The principal amount outstanding under the revolving line of credit at September 30, 2013 and 2012 was $900,000. Accrued interest on the revolving line of credit as of September 30, 2013 was approximately $4,000.

In connection with the first amendment to the MCRC agreement (discussed in the following section under the caption “Subordinated Note and Warrants”), on August 15, 2013, the Company entered into an amendment to the SVB agreement which provided for an advance (“Term Loan Advance”) of $2,000,000 which was used to reduce the outstanding obligations to MCRC. After repayment, the Term Loan Advance cannot be re-borrowed. On August 15, 2016, the principal amount of the Term Loan Advance outstanding and all unpaid interest thereon will become due and payable. The principal amount outstanding under the Term Loan Advance accrues interest at a floating per annum rate equal to two and one half percent (2.5%) above the Prime Rate (3.25%) and is payable monthly. The second amendment to the SVB agreement also amended the financial covenants and requires that Company maintain certain liquidity ratios and minimum EBITDA balances. As of September 30, 2013, approximately $1,945,000 remains outstanding. Accrued interest on the note as of September 30, 2013 was approximately $9,000.

The Company was in compliance with the covenants under its Loan and Security Agreement at September 30, 2013. The Company’s obligations under the SVB facility are secured by substantially all of the Company’s assets other than intellectual property.

Future principal payments related to the revolving line of credit and term note are as follows (in thousands):

Fiscal Years Ended September 30,

2014	$1,567
2015	667
2016	611
Thereafter	-

Total future principal payments	$2,845

Subordinated Note and Warrants

Also in connection with the intellectual property acquisition on March 30, 2012, the Company entered into a Note and Warrant Purchase Agreement with Massachusetts Capital Resource Company (“MCRC”), the terms of which include a $4,000,000 subordinated note and warrants for 185,000 shares of the Company’s common stock. The subordinated note issued to MCRC has a maturity date of February 28, 2019, with interest due monthly on the unpaid principal amount of the note at the rate of 10% per annum in arrears. The subordinated note also contains interest rate premiums on any optional redemption of principal payments during the first three years of the note agreement. Additionally, beginning on March 31, 2014 and on the last day of each month thereafter until the maturity date, the Company will make principal payments of $66,667 per month. The Company is also required under the MCRC agreement to maintain certain interest coverage and leverage ratios.

On August 15, 2013, the Company entered into the first amendment to the MCRC agreement which provided for a one-time redemption of $2,000,000 in principal amount, together with interest, at a rate of 10% per annum, due on the amount redeemed through the date of redemption, and a premium equal to 3% of the principal amount. In addition, this amendment allowed for a reduction in interest from 10% per annum in arrears to 8% per annum in arrears immediately following the one-time redemption. On August 15, 2013, the Company exercised its’ one-time redemption right and made a payment of $2,000,000 to pay-down the principal, plus accrued interest in the amount of approximately $23,000 and premium in the amount of approximately $60,000.

The Company was not in compliance with the covenants under the Note and Warrant Purchase Agreement at September 30, 2013 and it received a waiver of non-compliance from MCRC.

Future principal payments related to the subordinated note are as follows (in thousands):

Fiscal Years Ended September 30,

2014	$467
2015	673
Thereafter	860

Total future principal payments	$2,000

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

The Company accounted for the borrowing under the Note and Warrant Purchase Agreement in accordance with the guidance prescribed in the Financial Accounting Standards Board Accounting Standard Codification Topic 470-20, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“ASC 470-20”). In accordance with ASC 470-20, the value of the stock purchase warrants is considered an Original Issue Discount (“OID”) which is required to be amortized over the life of the note as interest expense with a corresponding credit to notes payable. The fair value of the warrants on March 30, 2012, as determined under the Accounting Standard Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), was approximately $1,100,000 which is included in additional paid-in capital in the Company's accompanying consolidated balance sheets at September 30, 2012. The Company used the Black-Scholes pricing model to calculate the fair value of the warrants which included the following key assumptions: the expected life of the warrants (7 years), stock price volatility (68.18%), risk-free interest rate (1.61%) and dividend yield (0%).

The unamortized debt discount at September 30, 2013 and 2012 was approximately $860,000 and $1,017,000, respectively, which will be amortized to interest expense over the life of the subordinated note which is seven years. During the years ended September 30, 2013 and 2012, interest expense related to the warrants was approximately $157,000 and $79,000, respectively.

The estimated future amortization expense related to the debt discount is as follows (in thousands):

Fiscal Years Ended September 30,

2014	$157
2015	157
2016	157
2017	157
2018	157
Thereafter	75
Total estimated future amortization of debt discount	$860

5.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire through 2016. The lease agreements generally provide for the payment of minimum annual rentals, pro-rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $545,000, $454,000, and $352,000 for the years ended September 30, 2013, 2012 and 2011, respectively. Certain of the Company's facility leases include options to renew.

As of September 30, 2013, minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

Years Ending September 30,

2014	$452
2015	209
2016	152
Total future minimum lease payments	$813

Royalties

Prior to the acquisition of intellectual property underlying its Datawatch Modeler and Datawatch Automator products disclosed above to the accompanying consolidated financial statements, the Company was obligated to pay royalties up to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $194,000, $1,161,000 and $1,630,000 for the years ended September 30, 2013, 2012 and 2011, respectively. Minimum royalty obligations were insignificant for fiscal years 2013, 2012 and 2011. As a result of the acquisition of the intellectual property, the Company is no longer required to pay royalties related to its Datawatch Modeler and Datawatch Automator products.

Contingencies

From time to time, the Company is subject to claims and may be party to actions that arise in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial condition or results of operations.

6.	TAXES

(Loss) income from operations before income taxes consists of the following for the years ended September 30:

	2013	2012	2011
	(In thousands)

Domestic	$(2,139)	$1,253	$257
Foreign	(2,146)	(169)	(90)

Total	$(4,285)	$1,084	$167

The (benefit) provision for income taxes consisted of the following for the years ended September 30:

	2013	2012	2011
	(In thousands)
Current:
Federal	$(4)	$4	$–
State	(1)	21	11
Foreign	–	25	25
	(5)	50	36

Deferred:
Federal	(1,070)	(391)	(185)
State	(293)	(3)	(1)
Foreign	(83)	–	–
Change in valuation allowance	1,363	394	185
	(83)	–	(1)

Total (benefit) provision	$(88)	$50	$35

At September 30, 2013, the Company had U.S. federal tax loss carryforwards of approximately $8,174,000, expiring at various dates through 2032, including approximately $182,000 resulting from the Mergence acquisition during 2004 which are subject to additional annual limitations as a result of the changes in Mergence’s ownership, and had approximately $1,770,000 in state tax loss carryforwards, which also expire at various dates through 2032. Approximately $1,579,000 of the net operating loss carryforwards relate to tax deductions from stock-based compensation, which will be recorded as additional paid-in capital when realized. These loss carryforwards are available to reduce future federal, state and foreign taxable income but are subject to review and possible adjustment by the appropriate taxing authorities. The loss carryforwards, which may be utilized in any future period, may be subject to limitations based upon changes in the ownership of the Company’s stock. An alternative minimum tax credit of approximately $154,000 is available to offset future regular federal taxes. Research and development credits of approximately $846,000 expire beginning in 2014. In addition, the Company has the following net operating loss carryforwards: U.K. losses of approximately $7,405,000 with no expiration date, Australia losses of approximately $4,023,000 with no expiration date, Germany losses of approximately $1,305,000 with no expiration date, Singapore losses of approximately $1,230,000 with no expiration date, and Sweden losses of approximately $8,966,000 with no expiration date.

The components of the Company’s net deferred tax assets are as follows at September 30:

	2013	2012	2011
	(In thousands)
Deferred tax liabilities:
Prepaid expenses	$(86)	$(47)	$(91)
Acquired intangibles	(3,456)	–	(40)
	(3,542)	(47)	(131)
Deferred tax assets:
Net operating loss carryforwards	7,717	5,493	5,146
Research and development credits	1,120	778	624
Alternative minimum tax credits	154	154	164
Accounts and notes receivable reserves	40	105	27
Depreciation and amortization	1,861	1,446	1,241
Other	158	(300)	165
	11,050	7,676	7,367

Total	7,508	7,629	7,236

Valuation allowance	(8,991)	(7,629)	(7,236)

Deferred tax liability, net	$(1,483)	$–	$–

With the exception of Sweden, the valuation allowance relates to the Company’s U.S. and foreign net operating losses and other deferred tax assets and is recorded based upon the uncertainty surrounding their realizability, as these assets can only be realized via profitable operations in the respective tax jurisdictions. The Company records a deferred tax asset or liability based on the difference between the financial statement and tax basis of assets and liabilities, as measured by enacted tax rates assumed to be in effect when these differences reverse. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including its past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which the Company operates and its forecast of future taxable income. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of federal, state and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is using to manage the underlying business. Despite having net income for book purposes, the Company has experienced cumulative tax losses on a three year running basis covering the years ended September 30, 2013, 2012 and 2011. Accordingly, as of September 30, 2013, the Company determined that it is more likely than not that the deferred tax assets will not be realized in all of its jurisdictions with the exception of Sweden and a full valuation allowance has been recorded in the U.S., U.K., Australia, Germany, and Singapore.

The following table reconciles the Company’s tax provision based on its effective tax rate to its tax provision based on the federal statutory rate of 34% for the years ended September 30, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011

Provision at federal statutory rate	$(1,457)	$369	$57
State, net of federal impact	(303)	14	7
Foreign income taxes	(268)	25	25
Valuation allowance increase	1,363	394	185
Return to provision adjustments	3	(256)	(181)
Foreign deferred tax asset rate change and true-up	39	(369)	–
Stock-based compensation	316	–	–
Acquisition Costs	339	–	–
Other	(120)	(127)	(58)

(Benfit) provision for income taxes	$(88)	$50	$35

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

At October 1, 2010, the Company had a cumulative tax liability of approximately $150,000 related to foreign tax exposure. During each of the fiscal years ended September 30, 2011 and 2012, the Company increased its tax liability by approximately $25,000. During the fiscal year ended September 30, 2013, the Company increased its uncertain tax liability by approximately $107,000 and $46,000 for U.S. federal and state tax exposure, respectively, resulting in a cumulative tax liability of approximately $353,000 at September 30, 2013. These amounts have been recorded as an increase to other long-term liabilities on the Company’s accompanying consolidated balance sheets. The Company does not expect its tax liability to change significantly during the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its accompanying consolidated statements of operations. To date, the Company has accrued approximately $14,000 for interest and penalties associated with this liability as such amounts have been de minimis. During fiscal 2011 and 2012, the Company released portions of its reserve for uncertain tax positions and recorded benefits of approximately $2,000 and $9,000, respectively.

As of October 1, 2011, the Company had approximately $850,000 of total gross unrecognized tax benefits (before consideration of any valuation allowance). These unrecognized tax benefits represent differences between tax positions taken by the Company in its various consolidated and separate worldwide tax returns and the benefits recognized and measured for uncertain tax positions. This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The change in the unrecognized tax benefits in fiscal years ended September 30, 2012 and 2013 was as follows (in thousands):

Balance at October 1, 2011	$850
Additions for prior year tax positions	16
Balance at September 30, 2012	866
Additions for prior year tax positions	132
Balance at September 30, 2013	$998

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such jurisdictions as the U.K., Germany, Singapore, Australia, Sweden, and the U.S., and as a result, files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The fiscal years ended September 30, 2010 through September 30, 2012 are generally still open to examination in the jurisdictions listed above. The Company is currently under audit by the Internal Revenue Service for the fiscal year ended September 30, 2011. The Company does not believe any material adjustments will be made as a result of this audit.

7.	SHAREHOLDERS’ EQUITY

Stock Option Plans

The Company provides its employees, officers, consultants, and directors’ stock options, restricted stock units and other stock rights to purchase common stock of the Company on a discretionary basis pursuant to three stock compensation plans described more fully below. All option grants are subject to the terms and conditions determined by the Compensation and Stock Committee of the Board of Directors, and generally vest over a three-year period beginning three months from the date of grant and expire either seven or ten years from the date of grant depending on the plan. Generally, options, restricted shares and other stock rights are granted at exercise prices not less than the fair market value at the date of grant.

On January 20, 2006, the Company established the Datawatch Corporation 2006 Equity Compensation and Incentive Plan (the “2006 Plan”) which provides for the granting of both incentive stock options and non-qualified options, the award of Company common stock and opportunities to make direct purchases of Company common stock (collectively, “Stock Rights”), as determined by a committee appointed by the Board of Directors. Options pursuant to this plan were available to be granted through April 26, 2011 and vest as specified by the committee.

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

The Company recognizes share-based compensation expense in accordance with U.S. GAAP which requires that all share-based awards, including grants of employee stock options, be recognized in the financial statements based on their fair value.

The Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s stock compensation awards are accounted for as equity instruments and there have been no liability awards granted.

Share-based compensation expense for the fiscal years ended September 30, 2013, 2012 and 2011 was approximately $3,323,000, $879,000 and $264,000, respectively, which was included in the following expense categories:

	Years Ended September 30,
	2013	2012	2011
	(In thousands)

Sales and marketing	$2,206	$528	$100
Engineering and product development	442	43	8
Professional Services	17	–	–
General and administrative	658	308	156

Total	$3,323	$879	$264

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate and dividend yield. There were 75,000 options granted under the stock options plans for the year ended September 30, 2013. The weighted-average fair value of options granted under the stock options plans for the year ended September 30, 2013 was $7.61. No options were granted under the stock option plans for the year ended September 30, 2012. The weighted-average fair value of options granted under the stock options plans for the year ended September 30, 2011 was $2.37. The total intrinsic value of options exercised during the years ended September 30, 2013 and 2012 was approximately $1,039,000 and $778,000, respectively. Total cash received from option exercises during the years ended September 30, 2013, 2012 and 2011 was approximately $198,000, $261,000 and $388,000, respectively. The tax benefit realized from stock options exercised during the years ended September 30, 2013 and 2012 was approximately $61,000 and $691,000, respectively. As of September 30, 2013, there was approximately $559,000 of total unrecognized compensation cost related to non-vested stock option arrangements, which is expected to be recognized over a weighted-average period of 1.63 years.

The table below indicates the key assumptions used in the option valuation calculations for options granted for the years ended September 30, 2013 and 2011:

	2013	2011
Expected life	5 Years	5 Years
Expected volatility	72.95%	66.26 – 67.32%
Weighted-average volatility	72.95%	66.56%
Risk-free interest rate	0.71%	1.49 – 2.38%
Dividend yield	0.0%	0.0%

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

At September 30, 2013, 1,575,686 shares were authorized and 145,889 shares were available for future issuance under the 2011 Plan.

The following table is a summary of combined activity for all of the Company’s stock option plans:

		Weighted-	Weighted - Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term (years)	Value $(000)

Outstanding, September 30, 2010	545,010	2.89
Granted	241,500	3.80
Canceled	(129,600)	3.95
Exercised	(197,248)	1.97
Outstanding, September 30, 2011	459,662	3.46
Granted	–	–
Canceled	(4,000)	2.68
Exercised	(100,328)	2.60
Outstanding, September 30, 2012	355,334	3.71
Granted	75,000	12.92
Canceled	(125)	2.79
Exercised	(67,000)	2.93
Outstanding, September 30, 2013	363,209	$5.76	4.33	$8,042

Vested or expected to vest, September 30, 2013	352,231	$5.64	4.29	$7,842
Exercisable, September 30, 2013	253,430	$4.09	3.70	$6,035
Exercisable, September 30, 2012	240,859	$3.59	3.56	$4,017

The following table presents weighted-average price and life information regarding options outstanding and exercisable at September 30, 2013:

Outstanding				Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise		Exercise
Prices	Shares	Life (Years)	Price	Shares	Price

$1.61 – $2.79	20,375	2.76	$2.23	20,000	$2.22
$3.22 – $4.55	185,334	3.88	3.55	160,321	3.57
$4.88 – $5.62	82,500	3.70	5.07	66,860	5.07
$12.92	75,000	6.56	12.92	6,249	12.92

	363,209	4.33	$5.76	253,430	$4.09

Restricted Stock Units

The Company periodically grants awards of restricted stock units (“RSUs”) to each of its non-employee directors and some of its management team and employees on a discretionary basis pursuant to its stock compensation plans. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at September 30, 2013 was 1,056,696. Most RSUs vest at the rate of 33.33% on each of the first through third anniversaries of the grant date with final vesting scheduled to occur in January 2018. Included in the total number of RSUs unvested at June 30, 2013 are certain RSUs that are subject to a further vesting condition that the Company’s common stock must trade at a price greater than the following market prices per share on a national securities exchange for a period of twenty consecutive days on or prior to certain anniversaries of the grant date as follows:

	Number of
	Unvested RSUs

$10.00 per share prior to five years of the grant date	*	77,348
$10.00 per share prior to four years of the grant date	*	187,939
$17.50 per share prior to five years of the grant date	*	30,000
$17.50 per share prior to four years of the grant date	*	90,339
$17.50 per share prior to three years of the grant date	*	159,000
$20.00 per share prior to four years of the grant date	*	8,500
$22.50 per share prior to four years of the grant date		19,000
$22.50 per share prior to three years of the grant date		220,500
$22.50 per share prior to two and one-half years of the grant date	*	100,000
No vesting condition		164,070
Unvested RSUs, September 30, 2013		1,056,696

The Company’s common stock has satisfied the per share market price vesting conditions for the grants denoted with an asterisk above totaling 653,126 RSUs. For such RSUs, the Company performed fair value analysis using the Monte Carlo option-pricing model. The fair value related to the RSUs was calculated based primarily on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to sales and marketing, engineering and product development and general and administrative expense. The fair values of the RSUs granted in fiscal years 2013, 2012 and 2011 was approximately $14,602,000 (or $18.40 weighted average fair value per share), approximately $3,100,000 (or $10.61 weighted average fair value per share) and approximately $1,200,000 (or $4.18 weighted average fair value per share). The Company recorded compensation expense related to RSUs of approximately $3,085,000, $709,000 and $147,000 during the years ended September 30, 2013, 2012 and 2011, respectively, which is included in the total share-based compensation expense disclosed above. As of September 30, 2013, there was approximately $16,020,000 of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.33 years.

The following table presents RSU information for the fiscal years ended September 30, 2011, 2012 and 2013:

Number of
RSUs
Outstanding

Outstanding, September 30, 2010	45,841
Granted	282,500
Canceled	(13,504)
Vested	(20,493)
Outstanding, September 30, 2011	294,344
Granted	294,900
Canceled	(28,501)
Vested	(96,159)
Outstanding, September 30, 2012	464,584
Granted	793,732
Canceled	(16,003)
Vested	(185,617)
Outstanding, September 30, 2013	1,056,696

8.	RETIREMENT SAVINGS PLAN

The Company has a 401(k) retirement savings plan covering substantially all of the Company’s full-time domestic employees. Under the provisions of the plan, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company did not make any contributions to the 401(k) retirement savings plan in fiscal 2013, 2012 or 2011.

9.	SEGMENT INFORMATION

The Company has determined that it has only one reportable segment. The following table presents information about the Company’s revenues by product line for the years ended September 30:

	2013	2012	2011

Visual Data Discovery solutions (including Datawatch Modeler, Datawatch Automator, Datawatch Enterprise Server, Datawatch Enterprise Server - Cloud, Datawatch RMS, Datawatch Report Manager OnDemand, and Datawatch Desktop)	97%	95%	91%
Business Service Management Solutions	3%	5%	9%

Total	100%	100%	100%

The Company conducts operations in the U.S. and internationally. The following table presents information about the Company’s geographic operations:

			Intercompany
	Domestic	International	Eliminations	Total
	(In thousands)
Year Ended September 30, 2013
Total revenue	$27,127	$4,047	$(878)	$30,296
Operating loss	(1,471)	(2,346)	–	(3,817)
Long-lived assets	51,301	102	–	51,403

Year Ended September 30, 2012
Total revenue	$22,915	$3,958	$(867)	$26,006
Operating income (loss)	2,497	(954)	–	1,543
Long-lived assets	9,018	83	–	9,101

Year Ended September 30, 2011
Total revenue	$14,671	$4,042	$(828)	$17,885
Operating income (loss)	257	(190)	–	67
Long-lived assets	1,139	68	–	1,207

10.	SUBSEQUENT EVENTS

On November 25, 2013, the Company entered into a loan modification agreement as a result of not being in compliance with the covenants in its Loan and Security Agreement with SVB dated March 30, 2012, as amended, as of October 31, 2013 and November 30, 2013. Under the loan modification agreement, the Company received a waiver of non-compliance for the respective periods in which the Company was not in compliance. In addition, certain provisions of the Loan and Security Agreement with SVB were amended including that the Company maintain a certain percentage of its cash balances with SVB. Under the terms of the loan modification agreement, the Company expects to be compliant with its covenants through May 31, 2014.

Subsequent events have been evaluated through the date the accompanying financial statements were issued.

11.	QUARTERLY RESULTS (UNAUDITED)

Supplementary Information:

	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Year Ended September 30, 2013:
Software license revenue	$4,330	$4,297	$5,007	$5,796
Maintenance revenue	2,333	2,300	2,409	2,658
Professional services revenue	158	234	411	363
Cost of software licenses	521	531	549	904
Cost of maintenance and services	530	565	602	743
Expenses	5,820	6,213	7,196	9,939
Loss from operations	(50)	(478)	(520)	(2,769)
Net loss	(222)	(626)	(666)	(2,683)

Net loss per share – basic	$(0.03)	$(0.10)	$(0.10)	$(0.40)
Net loss per share – diluted	$(0.03)	$(0.10)	$(0.10)	$(0.40)

Year Ended September 30, 2012:
Software license revenue	$4,208	$4,274	$4,699	$3,619
Maintenance revenue	1,717	1,861	2,106	2,218
Professional services revenue	346	412	368	178
Cost of software licenses	575	659	509	527
Cost of maintenance and services	668	684	668	510
Expenses	4,396	4,899	5,263	5,105
Income (loss) from operations	632	305	733	(127)
Net income (loss)	603	160	548	(277)

Net income (loss) per share - basic	$0.10	$0.03	$0.09	$(0.04)
Net income (loss) per share - diluted	$0.09	$0.02	$0.08	$(0.04)

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

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making its assessment, management used the criteria set forth in “Internal Control–Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting is effective as of September 30, 2013.

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

Item 9B. OTHER INFORMATION

None.

 PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions “Election of Directors” and “Information Concerning Executive Officers” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2013 is incorporated herein by reference.

 Item 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Compensation of Directors” and “Executive Compensation” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2013 is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption “Principal Holders of Voting Securities” and “Equity Compensation Plan Information” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2013 is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Relationships and Related Person Transactions” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2013 is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firms and Fees” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2013 is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)	1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2013 and 2012

Consolidated Statements of Operations for the Years Ended September 30, 2013, 2012 and 2011

Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended September 30, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended September 30, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

3. List of Exhibits

	Ex. No.	Description

(1)	3.1	Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(5)	3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(17)	3.3	Amended and Restated By-Laws of the Registrant (Exhibit 3.1)
(1)	4.1	Specimen certificate representing the Common Stock (Exhibit 4.4)
(8)	10.1*	Form of Incentive Stock Option Agreement of the Registrant (Exhibit 10.2)
(8)	10.2*	Form of Nonqualified Stock Option Agreement of the Registrant (Exhibit 10.3)
(2)	10.3*	1996 Non-Employee Director Stock Option Plan, as amended on December 10, 1996 (Exhibit 10.30)
(2)	10.4*	1996 International Employee Non-Qualified Stock Option Plan (Exhibit 10.31)
(7)	10.5*	1996 Stock Plan as amended as of March 7, 2003 (Exhibit 10.1)
(3)	10.6	Indemnification Agreement between Datawatch Corporation and James Wood, dated January 12, 2001 (Exhibit 10.1)
(3)	10.7	Indemnification Agreement between Datawatch Corporation and Richard de J. Osborne, dated January 12, 2001 (Exhibit 10.2)
(4)	10.8	Form of Indemnification Agreement between Datawatch Corporation and each of its Non-Employee Directors (Exhibit 10.1)
(4)	10.9*	Advisory Agreement, dated April 5, 2001, by and between Datawatch Corporation and Richard de J. Osborne (Exhibit 10.2)
(9)	10.10*	Form of Lock-up Agreement between Datawatch Corporation and each Executive Officer of Datawatch Corporation, dated September 26, 2005 (Exhibit 99.1)
(10)	10.11*	2006 Equity Compensation and Incentive Plan
(11)	10.12*	Form of Non-Qualified Stock Option Agreement for Directors under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.26)
(11)	10.13*	Form of Non-Qualified Stock Option Agreement for Officers under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.27)
(11)	10.14*	Form of Incentive Stock Option Agreement for Officers under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.28)

(12)	10.16*	Form of Restricted Stock Unit Agreement for Directors under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.1)
(13)	10.17*	Executive Agreement dated March 4, 2011 by and between Michael A. Morrison and Datawatch Corporation (Exhibit 10.1)
(14)	10.18*	Executive Agreement dated July 25, 2011 by and between Harvey C. Gross and Datawatch Corporation (Exhibit 10.1)

(15)	10.19*	Amended and Restated 2011 Equity Compensation and Incentive Plan
(16)	10.20*	Form of Restricted Stock Unit Agreement for Directors and Executives under the 2011 Equity Compensation and Incentive Plan (Exhibit 10.29)
(16)	10.21*	Form of Restricted Stock Unit Agreement for Employees under the 2011 Equity Compensation and Incentive Plan (Exhibit 10.30)
(16)	10.22*	Form of Non-Qualified Stock Option Agreement under the 2011 Equity Compensation and Incentive Plan (Exhibit 10.31)
(16)	10.23*	Form of Incentive Stock Option Agreement under the 2011 Equity Compensation and Incentive Plan (Exhibit 10.32)
(16)	10.24	Sublease, dated June 17, 2011, between Zoll Medical Corporation and Datawatch Corporation (Exhibit 10.33)
(16)	10.25*	Executive Agreement dated April 23, 2013 by and between James Eliason and Datawatch Corporation (Exhibit 10.1)
(18)	10.26*	Stock Purchase Agreement by and among Datawatch Corporation, the shareholders of Panopticon Software AB, certain optionholders of Panopticon Software AB, Panopticon Software AB and Willem De Geer, dated June 14, 2013 (Exhibit 2.1)
	10.27*	Executive Agreement dated October 1, 2012 by and between Ben F. Plummer and Datawatch Corporation (filed herewith)
	10.28*	Executive Agreement dated October 14, 2013 by and between Sanjay Mistry and Datawatch Corporation (filed herewith)
	21.1	Subsidiaries of the Registrant (filed herewith)
	23.1	Consent of Marcum LLP (filed herewith)
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Indicates a management contract or compensatory plan or contract.

Note: The number given in parenthesis next to each item listed above indicates the corresponding exhibit in each filing listed below.
(1)	Previously filed as an exhibit to Registration Statement 33-46290 on Form S-1 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated February 2, 2001 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(5)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference.
(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated November 2, 2004 and incorporated herein by reference.
(9)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated September 26, 2005 and incorporated herein by reference.
(10)	Previously filed as Appendix A to Registrant’s Definitive Proxy Statement dated January 30, 2006 and incorporated herein by reference.
(11)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated August 2, 2007 and incorporated herein by reference.
(13)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 10, 2011 and incorporated herein by reference.
(14)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated July 26, 2011 and incorporated herein by reference.
(15)	Previously filed as Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A dated January 28, 2013 and incorporated herein by reference.
(16)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated April 25, 2013 and incorporated herein by reference.
(17)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated June 20, 2013 and incorporated herein by reference.
(18)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated August 28, 2013 and incorporated herein by reference.

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

Datawatch Corporation

Date:	December 17, 2013	By:	/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael A. Morrison	Principal Executive Officer and Director	December 17, 2013
Michael A. Morrison

/s/ James L. Eliason	Principal Financial Officer and Principal Accounting Officer	December 17, 2013
James L. Eliason

/s/ Richard de J. Osborne	Chairman of the Board	December 17, 2013
Richard de J. Osborne

/s/ James Wood	Vice Chairman of the Board	December 17, 2013
James Wood

/s/ David C. Mahoney	Vice Chairman of the Board	December 17, 2013
David C. Mahoney

/s/ Christopher T. Cox	Director	December 17, 2013
Christopher T. Cox

/s/ Thomas H. Kelly	Director	December 17, 2013
Thomas H. Kelly

/s/ Terry W. Potter	Director	December 17, 2013
Terry W. Potter

