Form 10-Q
period 2013-12-31
DATAWATCH CORP
filed 2014-02-06
CIK 792130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-Q

_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER: 000-19960

_____________________

DATAWATCH CORPORATION

(Exact name of registrant as specified in its charter)

_____________________

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

_____________________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes ☐ No ☒

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of January 24, 2014 was 8,551,132.

DATAWATCH CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

i

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DATAWATCH CORPORATION

 CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	December 31,	September 30,
	2013	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,967	$10,312
Accounts receivable, net of allowance for doubtful accounts and sales returns of $85 and $63 as of December 31, 2013 and September 30, 2013, respectively	5,347	6,622
Inventories	38	45
Prepaid expenses	940	939
Total current assets	14,292	17,918

Property and equipment:
Office furniture and equipment	1,446	1,382
Software	492	492
Leasehold improvements	551	551
	2,489	2,425
Less accumulated depreciation	(2,173)	(2,136)
Property and equipment, net	316	289

Acquired intellectual property, net	13,140	13,834
Other intangible assets, net	8,180	8,260
Goodwill	28,772	28,772
Other long-term assets	90	248
Total assets	$64,790	$69,321

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$900	$900
Current portion of debt, net of unamortized debt discount of $157 as of December 31, 2013 and September 30, 2013, respectively	1,177	977
Accounts payable	992	1,433
Accrued expenses	2,580	3,481
Deferred revenue	6,940	6,997
Total current liabilities	12,589	13,788

LONG-TERM LIABILITIES:
Long-term debt, net of unamortized debt discount of $664 and $703 as of December 31, 2013 and September 30, 2013, respectively	1,780	2,108
Deferred revenue, long-term	42	214
Deferred tax liability	1,483	1,483
Other long-term liabilities	353	353
Total long-term liabilities	3,658	4,158
Total liabilities	16,247	17,946

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01; authorized: 20,000,000 shares; issued: 8,869,147 shares and 8,795,023 shares, respectively; outstanding: 8,551,676 shares and 8,477,552 shares, respectively	89	88
Additional paid-in capital	75,485	72,726
Accumulated deficit	(25,635)	(20,021)
Accumulated other comprehensive loss	(1,256)	(1,278)
	48,683	51,515
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	48,543	51,375

Total liabilities and shareholders’ equity	$64,790	$69,321

The accompanying notes are an integral part of the condensed consolidated financial statements.

DATAWATCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended December 31,
	2013	2012
REVENUE:
Software licenses	$5,433	$4,330
Maintenance	2,993	2,333
Professional services	383	158
Total revenues	8,809	6,821

COSTS AND EXPENSES:
Cost of software licenses	990	521
Cost of maintenance and services	849	530
Sales and marketing	7,384	3,776
Engineering and product development	2,375	853
General and administrative	2,668	1,191
Total costs and expenses	14,266	6,871

LOSS FROM OPERATIONS	(5,457)	(50)

Interest expense	(133)	(167)
Other income	34	9
Foreign currency transaction loss	(58)	(5)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(5,614)	(213)
Provision for income tax	—	(9)

NET LOSS	$(5,614)	$(222)

Net loss per share – basic:	$(0.66)	$(0.03)
Net loss per share – diluted:	$(0.66)	$(0.03)

Weighted-average shares outstanding – basic	8,532,882	6,378,343
Weighted-average shares outstanding – diluted	8,532,882	6,378,343

The accompanying notes are an integral part of the condensed consolidated financial statements.

2

DATAWATCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three Months Ended December 31,
	2013	2012

Net loss	$(5,614)	$(222)

Other comprehensive loss:

Foreign currency translation adjustments	22	(11)

Comprehensive loss	$(5,592)	$(233)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DATAWATCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,614)	$(222)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	1,052	517
Share-based compensation expense	2,719	577
Non-cash interest expense - amortization of debt discount	39	39
Amortization of debt issuance costs	14	8
Changes in operating assets and liabilities:
Accounts receivable	1,289	91
Inventories	6	5
Prepaid expenses and other assets	159	(261)
Accounts payable, accrued expenses and other liabilities	(1,345)	(298)
Deferred revenue	(255)	(328)
Cash (used in) provided by operating activities	(1,936)	128

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(250)	—
Purchases of property and equipment	(66)	(17)
Cash used in investing activities	(316)	(17)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	41	119
Repayments on debt	(167)	—
Capitalized debt issuance costs	(5)	—
Cash (used in) provided by financing activities	(131)	119

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	38	(15)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,345)	215
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,312	8,722
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,967	$8,937

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$80	$111

Income taxes paid	$21	$—

These notes are an integral part of the condensed consolidated financial statements.

DATAWATCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Basis of Presentation

Datawatch Corporation (the “Company” or “Datawatch”) designs, develops, markets, distributes and supports business computer software products. The Company also provides services, including implementation and support of its software products, as well as training on their use and administration. The Company is subject to a number of risks including dependence on key individuals, competition from substitute products and larger companies and the need for successful ongoing development and marketing of products.

The accompanying unaudited condensed consolidated financial statements include the accounts of Datawatch and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013 filed with the SEC. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 30, 2013, and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Summary of Significant Accounting Policies

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts and disclosures reported in the Company’s condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates and judgments include those related to revenue recognition, the allowance for doubtful accounts, sales returns reserve, useful lives of property and equipment, the valuation of net deferred tax assets, the valuation and useful lives of acquired intellectual property and other intangible assets and the valuation of share-based awards. Actual results could differ from those estimates and judgments.

Revenue Recognition

Datawatch software products are generally sold in multiple element arrangements which may include software licenses, professional services and post-contract customer support. The Company licenses its software products directly to end-users, through value added resellers and through distributors. Sales to distributors and resellers accounted for approximately 44% and 32% of total sales for the three months ended December 31, 2013 and 2012, respectively. The Company’s software product offerings do not require customization. The Company’s software products can be installed and used by customers on their own with little or no configuration required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses, and the license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further obligations by the Company.

Revenue typically consists of software licenses, post-contract support and professional services. Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collectability is reasonably assured, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Post-contract customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from post-contract customer maintenance support agreements is deferred and recognized ratably over the term of the agreements, typically one year. Professional services include advanced modeling, application design, implementation and configuration and process optimization with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, billed on a current basis as the work is performed, and generally do not involve modification or customization of the software or any unusual acceptance clauses or provisions.

For multiple element arrangements, total fees are allocated to each of the undelivered elements based upon vendor specific objective evidence (“VSOE”) of their fair values, with the residual amount recognized as revenue for the delivered elements. The residual method of revenue recognition is used for multi-element arrangements when the VSOE of the fair value does not exist for one of the delivered elements, generally the software license. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as supported by VSOE, is deferred and subsequently recognized as such items are delivered or completed and (2) the difference between the total arrangement fee and the amount allocated to the undelivered elements is recognized as revenue related to the delivered elements. VSOE for post-contract customer support contracts is generally based on stated renewal rates when the Company has determined that the renewal rate is substantive and falls within the Company’s customary pricing practices. Additionally, the VSOE of fair value of the professional services is based on the amounts charged for these elements when sold separately. VSOE calculations are routinely updated and reviewed.

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. Additionally, the Company provides its distributors with stock-balancing rights. Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other revenue recognition criteria are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at, and the returns history with, the various distributors and resellers, which the Company monitors frequently.

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

Sales Returns Reserve

The Company maintains reserves for potential future product returns from distributors. The Company estimates future product returns based on its experience and history with the Company’s various distributors and resellers as well as by monitoring inventory levels at such companies as described above. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by management. Actual results could differ from the reserve for sales returns recorded, and this difference could have a material effect on the Company’s financial position and results of operations.

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Costs that are incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers Such capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life of the product which is generally nine to 18 months.  The net amount of capitalized software development costs was approximately $455,000 and $350,000 at December 31, 2013 and September 30, 2013, respectively. During the three months ended December 31, 2013, the Company capitalized approximately $250,000 of software development costs related to new products in development that had reached technological feasibility. The Company did not capitalize any software development costs during the three months ended December 31, 2012.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash deposited with banks and highly liquid securities consisting of money market investments with original maturities of 90 days or less.

Deferred Revenue

Deferred revenue consists primarily of the unearned portion of customer support services provided by the Company to customers who purchased maintenance agreements for the Company’s products. Maintenance revenues are recognized on a straight-line basis over the term of the maintenance period, generally twelve months.

Other deferred revenue consists of deferred professional services revenue generated from arrangements that are invoiced in accordance with the terms and conditions of the arrangement but do not meet all the criteria for revenue recognition and are, therefore, deferred until all revenue recognition criteria are met.

Property and Equipment

Property and equipment consists of office equipment, furniture and fixtures, software and leasehold improvements, all of which are recorded at cost. Depreciation and amortization are provided using the straight-line method over the lesser of the estimated useful lives of the related assets or term of the related leases. Useful lives and lease terms range from three to seven years. Depreciation and amortization expense related to property and equipment was approximately $34,000 and $33,000, respectively, for the three months ended December 31, 2013 and 2012, respectively.

Acquired Intellectual Property

On March 30, 2012, the Company acquired intellectual property which consisted primarily of the source code underlying its Datawatch Modeler (formerly Monarch Professional) and Datawatch Automator (formerly Data Pump) products pursuant to an Option Purchase Agreement dated as of April 29, 2004 by and among the Company, Personics Corporation, Raymond J. Huger and Math Strategies, as amended (the “Option Agreement”). Under the formula contained in the Option Agreement, the purchase price paid for the intellectual property assets was approximately $8,541,000 which was calculated based on a multiple of the aggregate royalties paid to Math Strategies by the Company for the four fiscal quarters preceding the exercise of the option. Additionally, the Company capitalized approximately $75,000 in closing costs and adjustments pursuant to a Supplemental Agreement dated March 30, 2012 between the Company and Raymond J. Huger. In fiscal 2013, the Company acquired additional intellectual property in the Panopticon Software, AB (Panopticon) transaction (Note 2) totaling $7,900,000. The acquired intellectual property assets are being amortized to cost of software licenses using the straight-line method over the estimated life of the asset, ranging from five to seven and a half years. Amortization expense related to the acquired intellectual property assets for the three months ended December 31, 2013 and 2012 was approximately $694,000 and $431,000, respectively.

The estimated future amortization expense related to the acquired intellectual property is as follows (in thousands):

Fiscal Years Ending September 30,

Remainder of 2014	$2,082
2015	2,777
2016	2,777
2017	1,905
2018	1,053
Thereafter	2,546
Total estimated future amortization expense	$13,140

Other Intangible Assets

Other intangible assets consist of internally developed software, trade names, patents and customer lists acquired through business combinations. Other intangible assets also include loan acquisition costs. The values allocated to the majority of these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset, ranging from nine months to 20 years. The values allocated to internally developed software are amortized using the straight-line method over the estimated useful lives of the related asset, ranging from nine to 18 months. The values allocated to trade names are amortized using the straight-line method over the estimated useful life of the related asset (two and one half years). The values allocated to patents are amortized using the straight-line method over the estimated useful life of the related asset (20 years). The values allocated to customer lists are amortized using the straight-line method over the estimated useful lives of the related asset, ranging from ten to 15 years. Loan acquisition costs are amortized using the straight-line method over the life of the debt, ranging from two to seven years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

The intangible asset amounts amortized to cost of software licenses totaled approximately $147,000 and $11,000 for the three months ended December 31, 2013 and 2012, respectively. Intangible asset amounts amortized to sales and marketing expense totaled approximately $162,000 and $42,000 for the three months ended December 31, 2013 and 2012, respectively. Intangible asset amounts amortized to general and administrative expense totaled approximately $12,000 for the three months ended December 31, 2013. There were no intangible assets amortized to general and administrative for the three months ended December 31, 2012. Intangible asset amounts amortized to interest expense totaled approximately $14,000 and $8,000 for the three months ended December 31, 2013 and 2012, respectively.

The estimated future amortization expense related to amortizing intangible assets was as follows (in thousands):

Fiscal Years Ending September 30,

Remaining 2014	$1,007
2015	740
2016	635
2017	494
2018	494
Thereafter	4,810
Total estimated future amortization expense	$8,180

Goodwill

The Company accounts for goodwill in accordance with the Financial the Accounting Standards Codification (“ASC”) 350 Intangibles – Goodwill and Other. This requires that goodwill be reviewed annually, or more frequently as a result of an event or change in circumstances, for possible impairment with impaired assets written down to fair value. The Company plans to complete its annual impairment test for goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal 2014.

Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and notes payable. The estimated fair values have been determined through information obtained from market sources and management estimates.  The estimated fair value of certain financial instruments including cash equivalents, accounts receivable and account payable, approximate the carrying value due to their short-term maturity.

The fair value of the Company’s financial assets and liabilities are measured using inputs from the three levels of fair value hierarchy which are as follows:

•  Level 1 — Quoted prices in active markets for identical assets or liabilities;

•  Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•  Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company classified its cash equivalents, which primarily include money market mutual funds, of $2,234,000 as of December, 31, 2013 and September 30, 2013, respectively, within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The following table presents the Company’s assets that are measured a December 31, 2013 and September 30, 2013 (in thousands):

	December 31, 2013				September 30, 2013
	Fair Value Measurement			Estimated Fair	Fair Value Measurement			Estimated Fair
	Using Input Types			Value	Using Input Types			Value
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$2,234	$—	$—	$2,234	$2,234	$—	$—	$2,234
Total assets at fair value	2,234	—	—	2,234	2,234	—	—	2,234

Income Taxes

The provision for income taxes is based on the earnings or losses reported in the consolidated financial statements. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company provides a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized, with the exception of its subsidiary in Sweden. The Company has recorded a deferred tax liability relating to the intangible assets at its Swedish subsidiary.

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

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.

The following table details the derivation of weighted average shares outstanding used in the calculation of basic and diluted net loss for each period (in thousands, except share data):

	Three Months Ended December 31,
	2013	2012

Net loss available to common shareholders	$(5,614)	$(222)

Weighted-average number of common shares outstanding used in calculation of basic earnings per share	8,532,882	6,378,343
Incremental shares from the assumed exercise of dilutive stock options	—	—
Weighted-average number of common shares outstanding used in calculating diluted earnings per share	8,532,882	6,378,343

As the Company was in a net loss position for the three months ended December 31, 2013 and 2012, all common stock equivalents in the respective periods were anti-dilutive and excluded in the calculation above.

Foreign Currency Translations and Transactions

The Company’s foreign subsidiaries functional currency is their local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at rates in effect at each balance sheet date. Revenues, expenses and cash flows are translated into U.S. dollars at average rates prevailing during the respective period. The related translation adjustments are reported as a separate component of shareholders’ equity under the heading “Accumulated Other Comprehensive Loss.” Included in comprehensive loss are the foreign currency translation adjustments. Foreign currency translation gain arising during the three months ended December 31, 2013 was approximately $22,000. Foreign currency translation loss arising during the three months ended December 31, 2012 was approximately $11,000.

Gains and losses resulting from transactions that are denominated in currencies other than the applicable unit’s functional currency are included in the operating results of the Company and were a loss of approximately $58,000 and $5,000 for the three months ended December 31, 2013 and 2012, respectively.

Share-Based Compensation

The Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s share-based awards are accounted for as equity instruments and there have been no liability awards granted. See additional share-based compensation disclosure in Note 7.

Guarantees and Indemnifications

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. The Company has never incurred significant expense under its product or service warranties and does not expect to do so in the future. As a result, the Company believes its exposure related to these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of December 31, 2013 or September 30, 2013.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of December 31, 2013 or September 30, 2013.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of December 31, 2013 or September 30, 2013.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy limits the Company’s exposure and would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage for directors, the Company believes its exposure related to these indemnification agreements is minimal. The Company has no liabilities recorded for these potential obligations as of December 31, 2013 or September 30, 2013.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported net loss.

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 (fiscal 2015). The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

NOTE 2. ACQUISITION

The Company acquired all of the outstanding shares of Panopticon Software, AB and subsidiaries (“Panopticon”), a privately held Swedish company specializing in the delivery of real-time visual data discovery solutions, under a stock purchase agreement dated June 14, 2013, which closed on August 28, 2013. As a result of this transaction, the Company has acquired technologies to enable it to expand its product platform and increase its addressable market. The Company accounted for this acquisition in accordance with ASC 805, Business Combinations. The purchase consideration included $175,000 in seller financing pertaining to the Company’s direct acquisition of Panopticon’s U.S. subsidiary, Panopticon Software, Inc. and 1,866,716 Datawatch common shares, with an additional 216,994 shares held back for a period of 15 months to secure indemnification obligations of the Panopticon sellers under the stock purchase agreement. Also, the Company issued 86,231 restricted stock units to certain Panopticon employees. Total fair value of the consideration issued was valued at approximately $42,644,000 ($23.12 per share) at closing. Such shares are subject to a contractual lockup restriction which precludes the sale of such shares without the Company’s prior consent for a period of six months following the transaction date, although the Company lifted the restriction with respect to approximately 42% of such shares effective December 31, 2013. The Company has allocated the cost to acquire Panopticon to its identifiable tangible and intangible assets and liabilities, with the remaining amount classified as goodwill.

The intangible assets, excluding goodwill and assembled workforce, are being amortized on a straight-line basis over their estimated lives as follows (in thousands):

	Fair Value	Estimated Lives
Customer Relationships	$7,200	15.0 years
Developed Technology	7,900	7.5 years
Trade Name	120	2.5 years
Total intangible assets	$15,220

NOTE 3. ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013
	(In thousands)

Royalties and commissions	$951	$1,483
Payroll and related expenses	688	944
Other	691	637
Professional fees and consulting	250	417
Total	$2,580	$3,481

NOTE 4. FINANCING ARRANGEMENTS

Revolving Line of Credit and Term Note

In connection with the acquisition of intellectual property underlying its Datawatch Modeler and Datawatch Automator products, on March 30, 2012, the Company entered into a $2,000,000 revolving credit facility with Silicon Valley Bank (“SVB”), pursuant to a Loan and Security Agreement with SVB. On March 30, 2012, the Company borrowed $1,500,000 under this revolving credit facility. The revolving line of credit under the SVB facility terminates on March 29, 2014. On that date, the principal amount of all advances then outstanding under the revolving line and all unpaid interest thereon will become due and payable. The principal amount outstanding under the revolving line accrues interest at a floating rate per annum equal to 1.5% above the prime rate, with the prime rate having a floor under the SVB agreement of 3.25%. The Company can borrow under the SVB revolving line of credit based on a formula percentage of its accounts receivable balance. Additionally, the SVB facility requires that the Company maintain certain net asset and net income ratios. The principal amount outstanding under the revolving line of credit at December 31, 2013 and September 30, 2013 was $900,000.

In connection with the first amendment to the MCRC agreement (discussed in the following section under the caption “Subordinated Note and Warrants”), on August 15, 2013, the Company entered into an amendment to the SVB agreement which provided for an advance (“Term Loan Advance”) of $2,000,000 which was used to reduce the outstanding obligations to MCRC. After repayment, the Term Loan Advance cannot be re-borrowed. On August 15, 2016, the principal amount of the Term Loan Advance outstanding and all unpaid interest thereon will become due and payable. The principal amount outstanding under the Term Loan Advance accrues interest at a floating per annum rate equal to two and one half percent (2.5%) above the Prime Rate (3.25%) and is payable monthly. The second amendment to the SVB agreement also amended the financial covenants and requires that Company maintain certain liquidity ratios and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) balances. As of December 31, 2013 and September 30, 2013, approximately $1,778,000 and $1,945,000, respectively, remains outstanding. Accrued interest on the note as of December 31, 2013 and September 30, 2013 was approximately $9,000.

The Company was not in compliance with the covenants under its Loan and Security Agreement at December 31, 2013 and it received a conditional waiver of non-compliance from SVB. The Company’s obligations under the SVB facility are secured by substantially all of the Company’s assets other than intellectual property.

Future principal payments related to the term note are as follows (in thousands):

Fiscal Years Ended September 30,

Remaining 2014	$500
2015	667
2016	611
Total future principal payments	$1,778

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

The Company was not in compliance with the covenants under the Note and Warrant Purchase Agreement at December 31, 2013 and it received a waiver of non-compliance from MCRC.

Future principal payments related to the subordinated note are as follows (in thousands):

Fiscal Years Ended September 30,

Remaining 2014	$467
2015	800
Thereafter	733
Total future principal payments	$2,000

The warrants issued to MCRC are exercisable at any time prior to the later of the repayment in full of the MCRC note or February 28, 2019 at an exercise price per share of $11.54, which is equal to the average closing price of the Company’s common stock for the 45 trading days prior to the issuance of the warrants on March 30, 2012. The number of shares issuable upon exercise of the warrants is subject to adjustment in connection with stock splits and other events impacting the Company’s common stock generally, however, the warrants do not provide the holder with any anti-dilution or price protection. The Company has reviewed the warrant terms and has concluded that pursuant to ASC 480, Distinguishing Liabilities From Equity, the warrant should be classified as equity.

The Company accounted for the borrowing under the Note and Warrant Purchase Agreement in accordance with the guidance prescribed in ASC 470-20, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. In accordance with ASC 470-20, the relative fair value of the stock purchase warrants is considered an Original Issue Discount (“OID”) which is required to be amortized over the life of the note as interest expense with a corresponding credit to notes payable. The relative fair value of the warrants on March 30, 2012, as determined under the ASC 820, “Fair Value Measurements and Disclosures”, was approximately $1,096,000 which is included in additional paid-in capital in the Company's accompanying condensed consolidated balance sheets at December 31, 2013 and September 30, 2013, respectively. The Company used the Black-Scholes pricing model to calculate the fair value of the warrants which included the following key assumptions: the expected life of the warrants (7 years), stock price volatility (68.18%), risk-free interest rate (1.61%) and dividend yield (0%).

The unamortized debt discount at December 31, 2013 and September 30, 2013 was approximately $821,000 and $860,000, respectively, which will be amortized to interest expense over the life of the subordinated note which is seven years. Interest expense related to the warrants was approximately $39,000, during the three months ended December 31, 2013 and 2012, respectively.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire at various dates through 2016. The lease agreements generally provide for the payment of minimum annual rentals, pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was approximately $235,000 and $143,000 for the three months ended December 31, 2013 and 2012, respectively. Certain of the Company's facility leases include options to renew.

As of December 31, 2013, future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

Years Ending September 30,

Remaining in 2014	$443
2015	263
2016	207
Total future minimum lease payments	$913

Royalties

Prior to the acquisition of intellectual property underlying its Datawatch Modeler and Datawatch Automator products as disclosed in Note 1 to the accompanying condensed consolidated financial statements, the Company was obligated to pay royalties up to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $78,000 and $35,000 for the three months ended December 31, 2013 and 2012, respectively. Minimum royalty obligations were insignificant for three months ended December 31, 2013 and 2012.

Contingencies

From time to time, the Company is subject to claims and may be party to actions that arise in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 6. INCOME TAXES

During the three months ended December 31, 2013, the Company did not record a tax provision or benefit. During the three months ended December 31, 2013, the Company did not record a tax expense related to uncertain tax positions. During the three months ended December 31, 2012, the Company recorded $5,000, ($2,000), and $6,000, respectively, related to estimated federal alternative minimum taxes, credit related to state income tax adjustments, and uncertain tax positions relative to foreign taxes.

Deferred Taxes

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through and until 2032. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. With the exception of Sweden, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets in the U.S, U.K., Australia, Germany, and Singapore at December 31, 2013 and September 30, 2013.  The Company has recorded a deferred tax liability of $1,483,000 relating to the intangible assets at its Swedish subsidiary.

Provision for Uncertain Tax Positions

At September 30, 2013, the Company had a cumulative tax liability of $353,000 related to Federal, state, and foreign tax exposure that could result in cash payments, of which approximately $4,000, was recorded during the three months ended December 31, 2012. The Company did not adjust the tax liability during the three months ended December 31, 2013. The Company does not expect its tax liability to change significantly during the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its consolidated statements of operations. To date, the Company has accrued approximately $14,000 for interest and penalties associated with this liability.

The Company’s unrecognized tax benefits (before consideration of any valuation allowance) represent differences between tax positions taken by the Company in its various consolidated and separate worldwide tax returns and the benefits recognized and measured for uncertain tax positions. This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The change in the unrecognized tax benefits during the three months ended December 31, 2013 was as follows (in thousands):

Balance at September 30, 2013	$998
Additions for prior year tax positions	—
Balance at December 31, 2013	$998

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

NOTE 7. SHARE-BASED COMPENSATION

The Company provides its employees, officers, consultants and directors with stock options, restricted stock units and other stock rights for common stock of the Company on a discretionary basis. All option and restricted stock unit grants are subject to the terms and conditions determined by the Compensation and Stock Committee of the Board of Directors, and generally vest over a three-year period beginning three months from the date of grant and expire either seven or ten years from the date of grant depending on the plan. Generally, options and other stock rights are granted at exercise prices not less than the fair market value at the date of grant. Share-based compensation expense for all share-based payment awards is measured based on the grant-date fair value of the award.

The following table presents share-based employee compensation expenses included in our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended December 31,
	2013	2012

Sales and marketing	$1,267	$459
Engineering and product development	876	22
Professional Services	39	—
General and administrative	537	96
Total	$2,719	$577

Stock Option Plans

The Company estimates the fair value of each share-based award (except restricted stock units, which are discussed below) using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. The Company recognizes share-based compensation expense related to stock options on a straight-line basis over the requisite service period of the award. All of the Company’s stock compensation awards are accounted for as equity instruments and there have been no liability awards granted. No options were granted under the stock option plans for the three month periods ended December 31, 2013 and 2012. The total intrinsic value of options exercised during the three months ended December 31, 2013 and 2012 was approximately $388,000 and $450,000, respectively. Total cash received from option exercises during the three months ended December 31, 2013 and 2012 was approximately $41,000 and $119,000, respectively. There was no tax benefit realized from stock options exercised during the three months ended December 31, 2013 and 2012. As of December 31, 2013, there was approximately $471,000 of total unrecognized compensation cost related to non-vested stock option arrangements, which is expected to be recognized over a weighted-average period of 0.60 years. Many of the assumptions used in the determination of share-based compensation expense are judgmental and highly volatile.

The expected option life is based on historical trends and data. With regard to the expected option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect. The Company determined the volatility for options granted using the historical volatility of the Company’s common stock. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. Dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Based on the Company’s historical voluntary turnover rates, an annualized estimated forfeiture rate of 10% has been used in calculating the estimated cost. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

At December 31, 2013, 1,575,686 shares were authorized and 66,889 shares were available for future issuance under the 2011 Plan.

The following table is a summary of combined activity for all of the Company’s stock option plans:

		Weighted-	Weighted- Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value $
	Outstanding	Price	Term (years)	(thousands)

Outstanding, September 30, 2013	363,209	5.76
Granted	—	—
Canceled	—	—
Exercised	12,375	3.32
Outstanding, December 31, 2013	350,834	$5.84	4.18	$9,882

Vested or expected to vest, December 31, 2013	342,289	$5.73	4.14	$9,681
Exercisable, December 31, 2013	265,384	$4.32	3.67	$7,879

Restricted Stock Units

The Company periodically grants awards of restricted stock units (“RSUs”) to each of its non-employee directors and some of its management team and employees on a discretionary basis pursuant to its stock compensation plans. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at December 31, 2013 was 1,073,947. Most RSUs vest at the rate of 33.33% on each of the first through third anniversaries of the grant date with final vesting scheduled to occur in January 2018. Included in the total number of RSUs unvested at December 31, 2013 are certain RSUs that are subject to a further vesting condition that the Company’s common stock must trade at a price greater than the following market prices per share on a national securities exchange for a period of twenty consecutive days on or prior to certain anniversaries of the grant date as follows:

	Number of
	Unvested RSUs

$10.00 per share prior to five years of the grant date	*	75,681
$10.00 per share prior to four years of the grant date	*	154,606
$17.50 per share prior to five years of the grant date	*	30,000
$17.50 per share prior to four years of the grant date	*	90,339
$17.50 per share prior to three years of the grant date	*	159,000
$20.00 per share prior to four years of the grant date	*	5,668
$22.50 per share prior to four years of the grant date	*	12,667
$22.50 per share prior to three years of the grant date	*	220,500
$22.50 per share prior to two and one-half years of the grant date	*	100,000
No further trading vesting condition		225,486
Unvested RSUs, December 31, 2013		1,073,947

The Company’s common stock has satisfied the per share market price vesting conditions for the grants denoted with an asterisk above totaling 848,461 RSUs. For such RSUs, the Company performed fair value analysis using the Monte Carlo option-pricing model. The fair value related to the RSUs was calculated based primarily on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to sales and marketing, engineering and product development, professional services and general and administrative expense. The fair values of the RSUs granted in the three months ended December 31, 2013 and 2012 were approximately $2,356,000 (or $29.82 weighted average fair value per share) and approximately $2,347,000 (or $18.41 weighted average fair value per share). The Company recorded compensation expense related to RSUs of approximately $2,631,000 and $536,000 for the three months ended December 31, 2013 and 2012, respectively. These amounts are included in the total share-based compensation expense disclosed above. As of December 31, 2013, there was approximately $14,465,000 of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.13 years.

The following table presents RSU information for the three months ended December 31, 2013:

Number of
RSUs
Outstanding

Outstanding, September 30, 2013	1,056,696
Granted	79,000
Canceled	—
Vested	(61,749)
Outstanding, December 31, 2013	1,073,947

Note 8. SEGMENT INFORMATION

The Company has determined that it has only one reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and operating results.

The Company conducts operations in the U.S. and internationally. The following table presents information about the Company’s geographic operations (in thousands):

			Intercompany
	Domestic	International	Eliminations	Total
Total Revenue
Three months ended December 31, 2013	$7,707	$1,384	$(282)	$8,809
Three months ended December 31, 2012	5,930	1,125	(234)	6,821

Total Operating (Loss) Income
Three months ended December 31, 2013	$(3,654)	$(1,803)	$—	$(5,457)
Three months ended December 31, 2012	338	(388)	—	(50)

Total Long-Lived Assets
At December 31, 2013	$50,387	$111	$—	$50,498
At September 30, 2013	51,301	102	—	51,403

Note 9. SUBSEQUENT EVENTS

On January 13, 2014, the Company amended its agreement with MCRC as a result of not being in compliance with a covenant in its Note and Warrant Purchase Agreement with MCRC dated March 30, 2012, as amended, as of August 15, 2013. Under the amendment, the Company received a waiver of non-compliance through September 30, 2014. In addition, certain provisions of the Note and Warrant Purchase Agreement with MCRC were amended including that the Company maintain certain interest coverage ratios. Under the terms of the amendment, the Company expects to be compliant with its covenants through September 30, 2014.

On January 23, 2014, the Company entered into a conditional waiver agreement with SVB as a result of not being in compliance with the covenants in its Loan and Security Agreement with SVB dated March 30, 2012, as amended, as of October 31, 2013 and November 30, 2013. Under the conditional waiver agreement, the Company received a conditional waiver of non-compliance through March 15, 2014. Under the terms of the agreement, the Company expects to be compliant with its covenants through March 15, 2014.

Subsequent events have been evaluated through the date the accompanying condensed consolidated financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We do not provide forecasts of our future financial performance. However, from time to time, information we provide or statements made by our employees may contain “forward looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date they are made. We disclaims any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward looking statements. Our actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed in Item 1A of the our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 as well as the accuracy of our internal estimates of revenue and operating expense levels.

Introduction

We are engaged in the design, development, marketing, distribution and support of business computer software primarily for the visual data discovery market to allow organizations to access, analyze and visualize information in a more meaningful fashion.

Our principal product line of Visual Data Discovery solutions includes the following products:

•	Datawatch Desktop™ — Visually Design, Discover and Explore New Insights

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

•	Datawatch Server™ — Securely Share, Visualize Throughout the Organization

To fully exploit the power of optimized information, organizations must ensure that all information is easily available to users of all types. Datawatch Server is used to automate, manage, store and visualize information from any data source that can be modeled via the Datawatch Desktop or Datawatch Modeler (formerly Monarch Professional) products.

•	Datawatch Modeler™ — Capture and Transform Data from Virtually Any Source

With Datawatch Modeler, users can bring all the data that is needed to manage the business to life, whether that information is stored in structured sources like databases, or in less conventional places like unstructured or semi-structured EDI streams, PDF files, reports, or text files. With the power of Datawatch Modeler’s mapping engine, information can be evaluated, organized, and integrated to provide everyone with a 360 degree view of any type of business issue or opportunity.

•	Datawatch Automator™ — Automatically Distribute Information to Those Who Need It

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

•	Datawatch RMS™ — Unlocking the Power of Content

Datawatch’s RMS (Report Mining Server) is a web-based report analytics solution that integrates with existing enterprise content management systems such as Datawatch Report Manager OnDemand, IBM Content Manager OnDemand, EMC Documentum, Microsoft SharePoint, Hyland OnBase, ASG Mobius ViewDirect and others. Datawatch RMS opens up the corporate data locked in content management systems, static reports and business documents, enabling dynamic business-driven analysis of information using Datawatch Desktop or other productivity tools with no user programming.

•	Datawatch Report Manager OnDemand™ — Managing Content

Datawatch Report Manager OnDemand (“RMOD”) helps an enterprise meet its growing information needs by offering centralized management of document images, reports, customer correspondence, statements and more. Datawatch’s experience in highly regulated markets — including financial services and healthcare — gives an enterprise a trusted solution that supports its regulatory compliance initiatives. In addition, RMOD readily integrates with CRM and call center applications to give customer service teams’ real-time access to invoices, statements, checks, policies and any other customer documents.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (“SEC”) issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our significant accounting policies are described in Note 1 to the consolidated financial statements for the fiscal year ended September 30, 2013 included in our previously filed Form 10-K. There have been no material changes to the accounting policies for the three months ended December 31, 2013.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from our accompanying condensed consolidated financial statements. The operating results for any period should not be considered indicative of the results expected for any future period.

	Three Months Ended December 31,
	2013	2012
REVENUE:
Software licenses	62%	64%
Maintenance	34	34
Professional Services	4	2
Total revenue	100	100

COSTS AND EXPENSES:
Cost of software licenses	11	8
Cost of maintenance and services	10	8
Sales and marketing	84	55
Engineering and product development	27	13
General and administrative	30	17
Total costs and expenses	162	101
Loss from operations	(62)	(1)
Other expense, net	(2)	(2)
Loss before income taxes	(64)	(3)
Provision for income taxes	—	—
Net loss	(64)%	(3)%

Total Revenues

The following table presents revenue, revenue increase and percentage change in revenue for the three months ended December 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended December 31,			Percentage
	2013	2012	Increase	Change
Software licenses	$5,433	$4,330	$1,103	25%
Maintenance	2,993	2,333	660	28
Professional services	383	158	225	142
Total revenue	$8,809	$6,821	$1,988	29%

Revenue for the three months ended December 31, 2013 was approximately $8,809,000 which represents an increase of approximately $1,988,000, or approximately 29%, from revenue of approximately $6,821,000 for the three months ended December 31, 2012. For the three months ended December 31, 2013, Visual Data Discovery revenue accounted for approximately 98% of total revenue as compared to approximately 96% for the three months ended December 31, 2012.

Software license revenue for the three months ended December 31, 2013 was approximately $5,433,000, or approximately 62%, of total revenue, as compared to approximately $4,330,000, or approximately 64%, of total revenue for the three months ended December 31, 2012. This represents an increase of approximately $1,103,000, or approximately 25%, from the three months ended December 31, 2012. The increase in software license revenue consists of an increase of approximately $1,113,000 in Visual Data Discovery solutions which was partially offset by a decrease of approximately $10,000 in Business Service Management Solutions. We attribute the increase in software license revenue to products acquired in connection with our acquisition of Panopticon Software, AB (Panopticon), discussed in Note 2 in the accompanying notes to the condensed financial statements.

Maintenance revenue for the three months ended December 31, 2013 was approximately $2,993,000, or approximately 34%, of total revenue, as compared to approximately $2,333,000, or approximately 34%, of total revenue for the three months ended December 31, 2012. This represents an increase of approximately $660,000, or approximately 28%, from three months ended December 31, 2012. The increase in maintenance revenue consists of an increase of approximately $712,000 in Visual Data Discovery solutions which was partially offset by a decrease of approximately $51,000 in Business Service Management Solutions. We attribute the increase in maintenance revenue to maintenance renewals of Datawatch Modeler (formerly Monarch Professional) as well as new maintenance and maintenance renewals attributable to products acquired in connection with our acquisition of Panopticon.

Professional services revenue for the three months ended December 31, 2013 was approximately $383,000, or approximately 4%, of total revenue, as compared to approximately $158,000, or approximately 2%, of total revenue for the three months ended December 31, 2012. This represents an increase of approximately $225,000, or approximately 142%, from the three months ended December 31, 2012. The increase in professional services revenue consists of an increase of approximately $233,000 in Visual Data Discovery solutions offset by a decrease of approximately $9,000 in Business Service Management Solutions. The increase in professional services is primarily attributable to professional services being sold in connection with our Datawatch Modeler and Datawatch Server product offerings.

Costs and Operating Expenses

The following table presents costs of sales and operating expenses, increase in costs of sales and operating expenses and percentage changes in costs of sales and operating expenses for the three months ended December 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended December 31,			Percentage
	2013	2012	Increase	Change
Cost of software licenses	$990	$521	$469	90%
Cost of maintenance and services	849	530	319	60
Sales and marketing	7,384	3,776	3,608	96
Engineering and product development	2,375	853	1,522	178
General and administrative	2,668	1,191	1,477	124
Total costs and operating expenses	$14,266	$6,871	$7,395	108%

Cost of software licenses for the three months ended December 31, 2013 was approximately $990,000, or approximately 18%, of software license revenues, as compared to approximately $521,000, or approximately 12%, of software license revenues for the three months ended December 31, 2012. The increase in cost of software licenses is primarily due to higher software amortization costs attributable to the acquisition of intellectual property resulting from our acquisition of Panopticon as well as the higher amortization relating to the latest release of our Datawatch Modeler and Datawatch Automator (formerly Data Pump) products.

Cost of maintenance and services for the three months ended December 31, 2013 was approximately $849,000, or approximately 25%, of maintenance and services revenue, as compared to approximately $530,000, or approximately 21%, of maintenance and services revenue for the three months ended December 31, 2012.  The increase of approximately $319,000 is due to increased headcount and corresponding employee related costs resulting from investments made in our services organization.

Sales and marketing expenses for the three months ended December 31, 2013 were approximately $7,384,000, or approximately 84%, of total revenue, as compared to approximately $3,776,000, or approximately 55%, of total revenue for the three months ended December 31, 2012. The increase in sales and marketing expenses of approximately $3,608,000, or approximately 96%, is comprised of an increase in sales expense of approximately $2,305,000 and an increase in marketing expense of approximately $1,303,000. The increased sales expense results from higher wages, share-based compensation and other employee-related costs attributable to increased headcount and the acquisition of Panopticon when compared to last year. The marketing increase is primarily comprised of higher professional services and trade show costs associated with branding and marketing activities surrounding our go to market strategy of moving from a desktop sales company to an enterprise sales company. Increases in employee related costs associated with the additional headcount also contribute to the overall marketing expense increase when compared to last year.

Engineering and product development expenses were approximately $2,375,000, or approximately 27%, of total revenue for the three months ended December 31, 2013 as compared to approximately $853,000, or approximately 13%, of total revenue for the three months ended December 31, 2012. The increase in engineering and product development expenses of approximately $1,522,000, or approximately 178%, is primarily attributable to higher wages, share-based compensation and other employee-related costs due to increased headcount resulting from the acquisition of Panopticon, as well as an increased focus on product development to support our efforts of moving from a desktop sales company to an enterprise sales company when compared to last year.

General and administrative expenses were approximately $2,668,000, or approximately 30%, of total revenue for the three months ended December 31, 2013 as compared to approximately $1,191,000, or approximately 17%, of total revenue for the three months ended December 31, 2012. The increase in general and administrative expenses of approximately $1,477,000, or approximately 124%, is primarily attributable to higher wages, share-based compensation and other employee-related costs associated with additional headcount resulting from the acquisition of Panopticon. In addition, higher external consulting costs, legal expenses and one-time acquisition fees related to the acquisition contribute to the overall increase in general and administrative expenses when compared to last year.

Interest expense for the three months ended December 31, 2013 of approximately $133,000 represents primarily interest expense related to a $2,000,000 subordinated note with a private investment company, a $2,000,000 long term note with a bank resulting from the refinancing of our original debt with the private investment company and the borrowings under a $2,000,000 revolving credit facility with the same bank. All of these financings were issued in connection with our acquisition of the intellectual property underlying our Datawatch Modeler and Datawatch Automator product offerings in fiscal 2012. Interest expense of approximately $167,000 for the three months ended December 31, 2012 represents primarily interest expense related to both our $4,000,000 subordinated note with a private investment company and borrowings under a $2,000,000 revolving credit facility with a bank. Both of these financings were issued in connection with our acquisition of the intellectual property underlying our Datawatch Modeler and Datawatch Automator product offerings in fiscal 2012.

Loss on foreign currency transactions for the for the three months ended December 31, 2013 was a loss of approximately $58,000 as compared to a loss of approximately $5,000 for the three months ended December 31, 2012. The foreign currency loss for the three months ended December 31, 2013 was primarily attributable to fluctuation of the foreign currencies we transact in.

Income tax benefit for the three months ended December 31, 2013 was none as compared to an income tax expense of approximately $9,000 for the three months ended December 31, 2012.  Income tax expense for the three months ended December 31, 2012 was comprised of a provision for uncertain tax positions relative to foreign taxes of approximately $6,000 and minimum state tax liabilities and federal alternative minimum taxes totaling approximately $3,000.

Net loss for the three months ended December 31, 2013 was approximately $5,614,000, or approximately $0.66 per diluted share, as compared to net loss of approximately $222,000, or approximately $0.03 per diluted share, for the three months ended December 31, 2012.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

We lease various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire at various dates through 2016. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $235,000 and $143,000 for the three months ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, our contractual obligations include minimum rental commitments under non-cancelable operating leases, debt obligations and other long-term liabilities related to uncertain tax positions as follows (in thousands):

Contractual Obligations:	Total	Less than 1 Year	1 – 2 Years	3 – 5 Years	More than 5 Years
Operating Lease Obligations	$913	$443	$263	$207	$—
Debt Obligations	$4,678	$1,867	$1,467	$1,344	$—
Other long-term liabilities	$353	$—	$—	$—	$353

Prior to the acquisition of intellectual property underlying our Datawatch Modeler and Datawatch Automator product offerings disclosed in Note 1 to our accompanying condensed consolidated financial statements, we were obligated to pay royalties up to 50% on revenue generated by the sale of certain licensed software products. Royalty expense included in cost of software licenses was approximately $78,000 and $35,000, respectively, for the three months ended
December 31, 2013 and 2012.

Our software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, we would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or service warranties. As a result, we believe our exposure related to these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of December 31, 2013.

We enter into indemnification agreements in the ordinary course of business. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of December 31, 2013.

Certain of our agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby we will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of our employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of December 31, 2013.

As permitted under Delaware law, we have agreements with our directors whereby we will indemnify them for certain events or occurrences while the director is, or was, serving at our request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, our director and officer insurance policy would enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe our exposure related to these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current cash balances and cash generated from operations will be sufficient to meet our cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At December 31, 2013, we had approximately $7,967,000 of cash and cash equivalents as compared to approximately $10,312,000 as of September 30, 2013, a decrease of approximately $2,345,000. Approximately $543,000 of cash and cash equivalents at December 31, 2013 was located in foreign banks.

At December 31, 2013, we had working capital of approximately $1,703,000 as compared to approximately $4,130,000 as of September 30, 2013. If our cash flow from operations were to decline significantly, we may need to consider reductions to our operating expenses. We do not anticipate additional cash requirements to fund growth or the acquisition of additional complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, we may seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that we will be able to issue additional equity or obtain a new or expanded credit facility at attractive prices or rates, or at all.

We had a net loss of approximately $5,614,000 for the three months ended December 31, 2013 as compared to net loss of approximately $222,000 for the three months ended December 31, 2012. During the three months ended December 31, 2013, approximately $1,936,000 of cash was used in our operations. During the three months ended December 31, 2012, approximately $128,000 of cash was provided by our operations. During the three months ended December 31, 2013, the main use of cash in operations was net loss adjusted for depreciation and amortization and share-based compensation expense, as well as increases in accounts receivable offset by decreases in accounts payable, accrued expenses and other liabilities and deferred revenue. During the three months ended December 31, 2012, the main source of cash from operations was net income adjusted for depreciation and amortization and share-based compensation expense, as well as an increase in accounts receivable. As previously discussed under Results of Operations, our net loss and respective uses of cash in operations during the three months ended December 31, 2013 when compared to the three months ended December 31, 2012 are primarily driven by our marketing and positioning efforts in moving from a predominantly desktop sales company to more of an enterprise sales company.

Net cash used in investing activities for the three months ended December 31, 2013 of approximately $316,000 is primarily related to increases in capitalized software development costs. Net cash used in investing activities for the three months ended December 31, 2012 of approximately $17,000 is related to the purchase of property and equipment.

Net cash used in financing activities for the three months ended December 31, 2013 was approximately $131,000 and was primarily attributable to repayments on a $2,000,000 long term note with a bank. Net cash provided by financing activities for the months ended December 31, 2012 of approximately $119,000 is primarily related to proceeds from the exercise of stock options.

On March 30, 2012, we entered into a Note and Warrant Purchase Agreement with a private investment company. The terms of the Note and Warrant Purchase Agreement include a $4,000,000 subordinated note and warrants for 185,000 shares of our common stock. The subordinated note has a maturity date of February 28, 2019, with interest due monthly on the unpaid principal amount of the note at the rate of 10% per annum in arrears. Additionally, beginning on March 31, 2014 and on the last day of each month thereafter until the maturity date, we will make principal payments totaling $66,667. We are required, under this agreement, to maintain certain interest coverage and leverage ratios. On August 15, 2013, we entered into the first amendment to this agreement which provided for a one-time redemption of $2,000,000 in principal amount, together with interest, at a rate of 10% per annum, due on the amount redeemed through the date of redemption, and a premium equal to 3% of the principal amount. In addition, this amendment allowed for a reduction in interest from 10% per annum in arrears to 8% per annum in arrears immediately following the one-time redemption. On August 15, 2013, we exercised our one-time redemption right and made a payment of $2,000,000 to pay-down the principal, plus accrued interest in the amount of approximately $23,000 and premium in the amount of approximately $60,000. We were not in compliance with the covenants under the Note and Warrant Purchase Agreement at December 31, 2013 and we received a waiver of non-compliance from the private investment company.

On March 30, 2012, we entered into a Loan and Security Agreement (“Loan Agreement”) with a bank which established a $2,000,000 revolving line of credit facility and borrowed $1,500,000 under the Loan Agreement on that date. The Loan Agreement terminates on March 29, 2014. On that date, the principal amount of all advances under the revolving line and all unpaid interest thereon will become due and payable. The principal amount outstanding under the revolving line accrues interest at a floating rate per annum equal to 1.5% above the prime rate, with the prime rate having a floor of 3.25%. We can borrow under the revolving line of credit based on a formula percentage of our accounts receivable balance. Additionally, the Loan Agreement requires that we maintain certain net asset and net income ratios. Our obligations under the line of credit facility are secured by substantially all of our assets other than intellectual property. On August 15, 2013, we entered into an amendment to this agreement which provided for an advance (“Term Loan Advance”) of $2,000,000 which was used to reduce our outstanding obligations to the private investment company as described above. After repayment, the Term Loan Advance cannot be re-borrowed. On August 15, 2016, the principal amount of the Term Loan Advance outstanding and all unpaid interest thereon will become due and payable. The principal amount outstanding under the Term Loan Advance accrues interest at a floating per annum rate equal to two and one half percent (2.5%) above the Prime Rate (3.25%) and is payable monthly. The second amendment to the SVB agreement also amended the financial covenants and requires that we maintain certain liquidity ratios and minimum EBITDA balances. As of December 31, 2013, we were not in compliance with the covenants under the Loan Agreement and we received a conditional waiver of non-compliance from the bank.

We believe that our current operations have not been materially impacted by the effects of inflation.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At December 31, 2013, we did not participate in or hold any derivative financial instruments or commodity instruments. We hold no investment securities that possess significant market risk.

Primary Market Risk Exposures

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 16% and 17% of our revenues for the three months ended December 31, 2013 and 2012, respectively, were from foreign subsidiaries. In addition, approximately 21% and 19% of our operating expenses for the three months ended December 31, 2013 and 2012, respectively, were from foreign subsidiaries.

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in several currencies, of which the most significant to our operations has historically been the British pound. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to our international subsidiaries, if any, are usually considered to be of a long-term investment nature. Accordingly, the majority of currency movements are reflected in our other comprehensive loss. There are, however, certain situations where we will invoice customers in currencies other than our own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in foreign currency transaction losses in the accompanying condensed consolidated statements of operations. Foreign currency transaction loss for the three months ended December 31, 2013 and 2012, respectively, was approximately $58,000 and $5,000. Currently, we do not engage in foreign currency hedging activities.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer, with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

(b) Changes in Internal Controls

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Internal control over financial reporting includes those policies and procedures that:

1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment, management used the criteria set forth in “Internal Control–Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting is effective as of December 31, 2013.

PART II. OTHER INFORMATION

 Item 1. LEGAL PROCEEDINGS

We are occasionally involved in legal proceedings and other claims arising out of our operations in the normal course of business. We are not party to any litigation that we believe will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that it currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 6, 2014.

DATAWATCH CORPORATION

/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ James L. Eliason
James L. Eliason
Chief Financial Officer
(Principal Financial Officer)