Form 10-Q
period 2014-06-30
DATAWATCH CORP
filed 2014-08-01
CIK 792130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of July 30, 2014 was 10,893,106.

DATAWATCH CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DATAWATCH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	June 30,	September 30,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,168	$10,312
Accounts receivable, net of allowance for doubtful accounts and sales returns of $44 and $63 as of June 30, 2014 and September 30, 2013, respectively	7,191	6,622
Inventories	57	45
Prepaid expenses	1,177	939
Total current assets	58,593	17,918

Property and equipment:
Office furniture and equipment	1,412	1,382
Software	492	492
Leasehold improvements	551	551
	2,455	2,425
Less accumulated depreciation	(2,116)	(2,136)
Property and equipment, net	339	289

Acquired intellectual property, net	11,752	13,834
Other intangible assets, net	7,394	8,260
Goodwill	28,772	28,772
Other long-term assets	105	248
Total assets	$106,955	$69,321

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$—	$900
Current portion of debt, net of unamortized debt discount of $157 as of September 30, 2013	—	977
Accounts payable	1,257	1,433
Accrued expenses	2,803	3,481
Deferred revenue	7,205	6,997
Total current liabilities	11,265	13,788

LONG-TERM LIABILITIES:
Long-term debt, net of unamortized debt discount of $703 as of September 30, 2013	—	2,108
Deferred revenue, long-term	50	214
Deferred tax liability	1,153	1,483
Other long-term liabilities	373	353
Total long-term liabilities	1,576	4,158
Total liabilities	12,841	17,946

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01; authorized: 20,000,000 shares; issued: 11,185,998 shares and 8,795,023 shares, respectively; outstanding: 10,868,526 shares and 8,477,552 shares, respectively	112	88
Additional paid-in capital	132,924	72,726
Accumulated deficit	(37,530)	(20,021)
Accumulated other comprehensive loss	(1,252)	(1,278)
	94,254	51,515
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	94,114	51,375

Total liabilities and shareholders’ equity	$106,955	$69,321

The accompanying notes are an integral part of the condensed consolidated financial statements.

DATAWATCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUE:
Software licenses	$5,580	$5,007	$15,387	$13,634
Maintenance	3,236	2,409	9,357	7,042
Professional services	412	411	1,293	803
Total revenues	9,228	7,827	26,037	21,479

COSTS AND EXPENSES:
Cost of software licenses	999	549	3,013	1,602
Cost of maintenance and services	979	602	2,462	1,697
Sales and marketing	8,241	4,398	23,198	12,391
Engineering and product development	1,942	759	6,830	2,361
General and administrative	2,185	2,038	7,000	4,475
Total costs and expenses	14,346	8,346	42,503	22,526

LOSS FROM OPERATIONS	(5,118)	(519)	(16,466)	(1,047)

Interest expense	—	(157)	(406)	(474)
Other (expense) income	4	—	(755)	1
Foreign currency transaction (loss) gain	10	9	(152)	8

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(5,104)	(667)	(17,779)	(1,512)
Benefit (provision) for income taxes	(53)	1	270	(2)

NET LOSS	$(5,157)	$(666)	$(17,509)	$(1,514)

Net loss per share – basic:	$(0.48)	$(0.10)	$(1.81)	$(0.24)
Net loss per share – diluted:	$(0.48)	$(0.10)	$(1.81)	$(0.24)

Weighted-average shares outstanding – basic	10,825,910	6,494,599	9,653,760	6,433,599
Weighted-average shares outstanding – diluted	10,825,910	6,494,599	9,653,760	6,433,599

The accompanying notes are an integral part of the condensed consolidated financial statements.

2

DATAWATCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net loss	$(5,157)	$(666)	$(17,509)	$(1,514)

Other comprehensive income (loss):

Foreign currency translation adjustments	(51)	(29)	26	(47)

Comprehensive loss	$(5,208)	$(695)	$(17,483)	$(1,561)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DATAWATCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,509)	$(1,514)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	3,189	1,590
Share-based compensation expense	6,505	1,922
Non-cash interest expense - amortization of debt discount	65	117
Loss on extinguishment of debt	795	—
Deferred income taxes	(330)	—
Amortization of debt issuance costs	122	24
Changes in operating assets and liabilities:
Accounts receivable	(516)	(731)
Inventories	(12)	4
Prepaid expenses and other assets	(96)	(221)
Accounts payable, accrued expenses and other liabilities	(851)	868
Deferred revenue	(10)	(8)
Cash (used in) provided by operating activities	(8,648)	2,051

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(250)	(278)
Purchases of property and equipment	(162)	(112)
Cash used in investing activities	(412)	(390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	53,629	—
Proceeds from exercise of stock options	88	142
Repayments on debt	(3,944)	—
Repayments on line of credit	(900)	—
Capitalized debt issuance costs	(5)	—
Cash provided by financing activities	48,868	142

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	48	(101)

INCREASE IN CASH AND CASH EQUIVALENTS	39,856	1,702
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,312	8,722
CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,168	$10,424

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$169	$334

Income taxes paid	$98	$9

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

Revenue Recognition

Datawatch software products are generally sold in multiple element arrangements which may include software licenses, professional services and post-contract customer support. The Company licenses its software products directly to end-users, through value added resellers and distributors. Sales to distributors and resellers accounted for approximately 41% and 37% of total sales for the three months ended June 30, 2014 and 2013, respectively, and approximately 46% and 32% of total sales for the nine months ended June 30, 2014 and 2013, respectively. The Company’s software product offerings do not require customization. The Company’s software products can be installed and used by customers on their own with little or no configuration required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses, and the license fee revenue is recognized upon delivery of the software.

Revenue typically consists of software licenses, post-contract support (“PCS”) and professional services. Revenue from the sale of all software products is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collectability is reasonably assured, persuasive evidence of the arrangement exists and there are no significant obligations remaining. PCS is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from PCS agreements is deferred and recognized ratably over the term of the agreements, typically one year. Professional services include advanced modeling, application design, implementation and configuration and process optimization with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, billed on a current basis as the work is performed, and generally do not involve modification or customization of the software or any unusual acceptance clauses or provisions.

For multiple element arrangements, total fees are allocated to each of the undelivered elements based upon vendor specific objective evidence (“VSOE”) of their fair values, with the residual amount recognized as revenue for the delivered elements. The residual method of revenue recognition is used for multi-element arrangements when the VSOE of the fair value does not exist for one of the delivered elements, generally the software license. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as supported by VSOE, is deferred and subsequently recognized as such items are delivered or completed and (2) the difference between the total arrangement fee and the amount allocated to the undelivered elements is recognized as revenue related to the delivered elements. VSOE for PCS contracts is generally based on stated renewal rates when the Company has determined that the renewal rate is substantive and falls within the Company’s customary pricing practices. Additionally, VSOE of fair value of the professional services is based on the amounts charged for these elements when sold separately. VSOE calculations are routinely updated and reviewed.

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

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Costs that are incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers. Such capitalized costs are amortized to cost of software licenses straight-line over the estimated life of the product, generally nine to 18 months. The Company evaluates the realizability of the assets and the related periods of amortization on a regular basis. Judgment is required in determining when technological feasibility of a product is established as well as its economic life. During the three months ended June 30, 2014, the Company did not capitalize any software development costs and during the three months ended June 30, 2013, the Company capitalized approximately $168,000 of software development costs. During the nine months ended June 30, 2014 and 2013, the Company capitalized approximately $250,000 and $278,000 of software development costs, respectively.

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

Property and Equipment

Property and equipment consists of office equipment, furniture and fixtures, software and leasehold improvements, all of which are recorded at cost. Depreciation and amortization are provided using the straight-line method over the lesser of the estimated useful lives of the related assets or term of the related leases. Useful lives and lease terms range from three to seven years. Depreciation and amortization expense related to property and equipment was approximately $39,000 and $36,000 for the three months ended June 30, 2014 and 2013, respectively, and approximately $108,000 and $103,000 for the nine months ended June 30, 2014 and 2013, respectively.

Acquired Intellectual Property

On March 30, 2012, the Company acquired intellectual property which consisted primarily of the source code underlying its Datawatch Modeler (formerly Monarch Professional) and Datawatch Automator (formerly Data Pump) products pursuant to an Option Purchase Agreement dated as of April 29, 2004 by and among the Company, Personics Corporation, Raymond J. Huger and Math Strategies, as amended (the “Option Agreement”). Under the formula contained in the Option Agreement, the purchase price paid for the intellectual property assets was approximately $8,541,000 which was calculated based on a multiple of the aggregate royalties paid to Math Strategies by the Company for the four fiscal quarters preceding the exercise of the option. Additionally, the Company capitalized approximately $75,000 in closing costs and adjustments pursuant to a Supplemental Agreement dated March 30, 2012 between the Company and Raymond J. Huger. In fiscal 2013, the Company acquired additional intellectual property in the Panopticon Software, AB (Panopticon) transaction (Note 2) totaling $7,900,000. The acquired intellectual property assets are being amortized to cost of software licenses using the straight-line method over the estimated life of the asset, ranging from five to seven and a half years. Amortization expense related to the acquired intellectual property assets was approximately $694,000 and $431,000, respectively, for the three months ended June 30, 2014 and 2013, and was approximately $2,082,000 and $1,292,000, respectively, for the nine months ended June 30, 2014 and 2013.

The estimated future amortization expense related to the acquired intellectual property is as follows (in thousands):

Fiscal Years Ending September 30,

Remainder of 2014	$694
2015	2,777
2016	2,777
2017	1,905
2018	1,053
Thereafter	2,546
Total estimated future amortization expense	$11,752

Other Intangible Assets

Other intangible assets consist of internally developed software, trade names, patents and customer lists acquired through business combinations. Other intangible assets also include loan acquisition costs. The values allocated to these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset, ranging from nine months to 20 years. The values allocated to internally developed software are amortized using the straight-line method over the estimated useful lives of the related assets, ranging from nine to 18 months. The values allocated to trade names are amortized using the straight-line method over the estimated useful life of the related asset (two and one half years). The values allocated to patents are amortized using the straight-line method over the estimated useful life of the related asset (20 years). The values allocated to customer lists are amortized using the straight-line method over the estimated useful lives of the related assets, ranging from ten to 15 years. Loan acquisition costs are amortized using the straight-line method over the life of the debt, ranging from two to seven years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset. As of June 30, 2014, the Company does not have any long-lived assets it considers to be impaired.

The intangible asset amounts amortized to cost of software licenses totaled approximately $130,000 and $38,000 for the three months ended June 30, 2014 and 2013, respectively, and totaled approximately $478,000 and $70,000 for the nine months ended June 30, 2014 and 2013, respectively. Intangible asset amounts amortized to sales and marketing expense totaled approximately $161,000 and $42,000 for the three months ended June 30, 2014 and 2013, respectively, and totaled approximately $485,000 and $125,000 for the nine months ended June 30, 2014 and 2013, respectively. Intangible asset amounts amortized to general and administrative expense totaled approximately $12,000 for the three months ended June 30, 2014 and totaled approximately $36,000 for the nine months ended June 30, 2014. There were no intangible assets amortized to general and administrative for the three and nine months ended June 30, 2013. There were no intangible asset amounts amortized to interest expense during the three months ended June 30, 2014. Intangible asset amounts amortized to interest expense totaled approximately $8,000 for the three months ended June 30, 2013, and totaled approximately $122,000 and $24,000 for the nine months ended June 30, 2014 and 2013, respectively.

The estimated future amortization expense related to amortizing intangible assets is as follows (in thousands):

Fiscal Years Ending September 30,

Remaining 2014	$304
2015	702
2016	605
2017	488
2018	488
Thereafter	4,807
Total estimated future amortization expense	$7,394

Goodwill

The Company accounts for goodwill in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 Intangibles – Goodwill and Other. This requires that goodwill be reviewed annually, or more frequently as a result of an event or change in circumstances, for possible impairment with impaired assets written down to fair value. The Company conducts its annual impairment test for goodwill and indefinite-lived intangible assets during the fourth quarter of each fiscal year.

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

The Company classified its cash equivalents, which primarily include money market mutual funds, of approximately $40,260,000 and $2,234,000 as of June 30, 2014 and September 30, 2013, respectively, within Level 2 of the fair value hierarchy because they are valued using amortized cost.

As of June 30, 2014 and September 30, 2013, the Company’s assets that are measured on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	June 30, 2014			September 30, 2013
	Fair Value			Fair Value
	Measurement			Measurement
	Using Input Types			Using Input Types
	Level	Level	Level	Level	Level	Level
	1	2	3	1	2	3

Assets:
Money market funds	$—	$40,260	$—	$—	$2,234	$—
Total	$—	$40,260	$—	$—	$2,234	$—

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

The following table details the derivation of weighted average shares outstanding used in the calculation of basic and diluted net loss for each period (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net loss available to common shareholders	$(5,157)	$(666)	$(17,509)	$(1,514)

Weighted-average number of common shares outstanding used in calculation of basic earnings per share	10,825,910	6,494,599	9,653,760	6,433,599
Incremental shares from the assumed exercise of dilutive stock options	—	—	—	—
Weighted-average number of common shares outstanding used in calculating diluted earnings per share	10,825,910	6,494,599	9,653,760	6,433,599

As the Company was in a net loss position for the three and nine months ended June 30, 2014 and 2013, all common stock equivalents in the respective periods were anti-dilutive and excluded in the calculation above.

Foreign Currency Translations and Transactions

The Company’s foreign subsidiaries functional currency is their local currency. As a result, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at rates in effect at each balance sheet date. Revenues, expenses and cash flows are translated into U.S. dollars at average rates prevailing during the respective period. The related translation adjustments are reported as a separate component of shareholders’ equity under the heading “Accumulated Other Comprehensive Loss.” Included in comprehensive loss are the foreign currency translation adjustments. Foreign currency translation losses arising during the three months ended June 30, 2014 were approximately $51,000. Foreign currency translation gains arising during the nine months ended June 30, 2014 were approximately $26,000. Foreign currency translation losses arising during the three and nine months ended June 30, 2013 were approximately $29,000 and $47,000, respectively.

Gains and losses resulting from transactions that are denominated in currencies other than the applicable unit’s functional currency are included in the operating results of the Company and were gains of approximately $10,000 and $9,000 for the three months ended June 30, 2014 and 2013, respectively. A loss of approximately $152,000 was included in the operating results of the Company for the nine months ended June 30, 2014. A gain of approximately $8,000 for the nine months ended June 30, 2013 was included in the operating results of the Company.

Share-Based Compensation

The Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s share-based awards are accounted for as equity instruments and there have been no liability awards granted. See additional share-based compensation disclosure in Note 7.

Guarantees and Indemnifications

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. The Company has never incurred significant expense under its product or service warranties and does not expect to do so in the future. As a result, the Company believes its exposure related to these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of June 30, 2014 or September 30, 2013.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of June 30, 2014 or September 30, 2013.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of June 30, 2014 or September 30, 2013.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy limits the Company’s exposure and would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage for directors, the Company believes its exposure related to these indemnification agreements is minimal. The Company has no liabilities recorded for these potential obligations as of June 30, 2014 or September 30, 2013.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported net loss.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of a joint project by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that would: remove inconsistencies and weaknesses, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets, improve disclosure requirements and resulting financial statements, and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. The Company is currently assessing the impact of this guidance.

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

The intangible assets, excluding goodwill and assembled workforce, are being amortized on a straight-line basis over their estimated lives as follows (in thousands):

	Fair	Estimated
	Value	Lives
Customer Relationships	$7,200	15.0 years
Developed Technology	7,900	7.5 years
Trade Name	120	2.5 years
Total intangible assets	$15,220

NOTE 3. ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2014 and September 30, 2013:

	June 30,	September 30,
	2014	2013

Royalties and commissions	$1,056	$1,483
Payroll and related expenses	743	944
Professional fees and consulting	512	417
Other	492	637
Total	$2,803	$3,481

NOTE 4. FINANCING ARRANGEMENTS

Revolving Line of Credit and Term Note

In connection with the acquisition of intellectual property underlying its Datawatch Modeler and Datawatch Automator products, on March 30, 2012, the Company entered into a $2,000,000 revolving credit facility with Silicon Valley Bank (“SVB”), pursuant to a Loan and Security Agreement with SVB. On March 30, 2012, the Company borrowed $1,500,000 under this revolving credit facility. The revolving line of credit under the SVB facility terminated on March 29, 2014. On that date, the principal amount of all advances then outstanding under the revolving line and all unpaid interest thereon were due and payable. The principal amount outstanding under the revolving line accrued interest at a floating rate per annum equal to 1.5% above the prime rate, with the prime rate having a floor under the SVB agreement of 3.25%. The Company could borrow under the SVB revolving line of credit based on a formula percentage of its accounts receivable balance. Additionally, the SVB facility required that the Company maintain certain net asset and net income ratios. As of June 30, 2014, the Company had paid down all amounts owed under the revolving credit facility and the facility and the SVB agreement had been terminated. The principal amount outstanding under the revolving line of credit at September 30, 2013 was $900,000.

In connection with the first amendment to the MCRC agreement (discussed in the following section under the caption “Subordinated Note and Warrants”), on August 15, 2013, the Company entered into an amendment to the SVB agreement which provided for an advance (“Term Loan Advance”) of $2,000,000 which was used to reduce the outstanding obligations to MCRC. After repayment, the Term Loan Advance cannot be re-borrowed. On August 15, 2016, the principal amount of the Term Loan Advance outstanding and all unpaid interest thereon would have become due and payable. The principal amount outstanding under the Term Loan Advance accrued interest at a floating per annum rate equal to two and one half percent (2.5%) above the Prime Rate (3.25%) and was payable monthly. The second amendment to the SVB agreement also amended the financial covenants and required that Company maintain certain liquidity ratios and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) balances. As of June 30, 2014, the Company had paid down all amounts owed under the term loan advance and the SVB agreement had been terminated. As of September 30, 2013, approximately $1,945,000 remained outstanding and accrued interest on the note as of September 30, 2013 was approximately $9,000.

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

On August 15, 2013, the Company entered into the first amendment to the MCRC agreement which provided for a one-time redemption of $2,000,000 in principal amount, together with interest, at a rate of 10% per annum, due on the amount redeemed through the date of redemption, and a premium equal to 3% of the principal amount. In addition, this amendment allowed for a reduction in interest from 10% per annum in arrears to 8% per annum in arrears immediately following the one-time redemption. On August 15, 2013, the Company exercised its’ one-time redemption right and made a payment of $2,000,000 to pay-down the principal, plus accrued interest in the amount of approximately $23,000 and premium in the amount of approximately $60,000. As of June 30, 2014, the Company had paid down all amounts owed under the subordinated note and the note and the MCRC agreement had been terminated except with respect to the outstanding warrants.

The warrants issued to MCRC are exercisable at any time prior to February 28, 2019 at an exercise price per share of $11.54, which is equal to the average closing price of the Company’s common stock for the 45 trading days prior to the issuance of the warrants on March 30, 2012. The number of shares issuable upon exercise of the warrants is subject to adjustment in connection with stock splits and other events impacting the Company’s common stock generally, however, the warrants do not provide the holder with any anti-dilution or price protection. The Company has reviewed the warrant terms and has concluded that pursuant to ASC 480, Distinguishing Liabilities from Equity, the warrants should be classified as equity.

The Company accounted for the borrowing under the Note and Warrant Purchase Agreement in accordance with the guidance prescribed in ASC 470-20, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. In accordance with ASC 470-20, the relative fair value of the stock purchase warrants is considered an Original Issue Discount (“OID”) which is required to be amortized over the life of the note as interest expense with a corresponding credit to notes payable. The relative fair value of the warrants on March 30, 2012, as determined under the ASC 820, “Fair Value Measurements and Disclosures”, was approximately $1,096,000 which is included in additional paid-in capital in the Company's accompanying condensed consolidated balance sheets at June 30, 2014 and September 30, 2013, respectively. The Company used the Black-Scholes pricing model to calculate the fair value of the warrants which included the following key assumptions: the expected life of the warrants (7 years), stock price volatility (68.18%), risk-free interest rate (1.61%) and dividend yield (0%).

There was no interest expense related to the warrants during the three months ended June 30, 2014. Interest expense related to the warrants during the nine months ended June 30, 2014 was approximately $65,000. Interest expense related to the warrants during the three and nine months ended June 30, 2013 was approximately $39,000 and $117,000, respectively.

During the nine months ended June 30, 2014, as a result of paying down the subordinated note, the Company recorded a loss on extinguishment of debt of approximately $795,000 which represented the unamortized debt discount on the subordinated note and was recorded as other expense within the accompanying consolidated statement of operations.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire at various dates through 2019. The lease agreements generally provide for the payment of minimum annual rentals, pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was approximately $230,000 and $128,000 for the three months ended June 30, 2014 and 2013, respectively, and approximately $708,000 and $397,000 for the nine months ended June 30, 2014 and 2013, respectively. Certain of the Company's facility leases include options to renew.

As of June 30, 2014, future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

Years Ending September 30,

Remaining in 2014	$218
2015	499
2016	269
2017	45
2018	46
Thereafter	39
Total future minimum lease payments	$1,116

Royalties

Royalty expense included in cost of software licenses was approximately $131,000 and $35,000 for the three months ended June 30, 2014 and 2013, respectively, and approximately $288,000 and $102,000 for the nine months ended June 30, 2014 and 2013, respectively. Minimum royalty obligations were insignificant for the three and nine months ended June 30, 2014 and 2013.

Contingencies

From time to time, the Company is subject to claims and may be party to actions that arise in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 6. INCOME TAXES

During the three and nine months ended June 30, 2014, the Company recorded a tax provision of approximately $53,000 and a tax benefit of approximately $270,000, respectively, primarily related to the change in the deferred tax liability in Sweden, estimated state taxes, return to provision adjustments, change in uncertain tax positions, and accrued interest and penalties on uncertain tax positions. During the three and nine months ended June 30, 2013, the Company recorded a tax benefit of approximately $1,000 and a tax provision of approximately $2,000, respectively, related to adjustments to estimated federal alternative minimum taxes, estimated state taxes, and uncertain tax positions relative to foreign taxes. During the nine months ended June 30, 2014, the Company recorded $13,000 in tax expense related to uncertain tax positions relative to state income taxes. During the nine months ended June 30, 2013, the Company recorded $2,000 in tax expense related to uncertain tax positions relative to foreign taxes net of these adjustments.

Deferred Taxes

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through and until 2033. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. With the exception of Sweden, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets in the U.S, U.K., Australia, Germany, and Singapore at June 30, 2014 and September 30, 2013. The Company’s Swedish subsidiary has a $1,153,000 deferred tax liability recorded due to acquired intangible assets.

Provision for Uncertain Tax Positions

At September 30, 2013, the Company had a cumulative tax liability of $353,000 related to Federal, state, and foreign tax exposure that could result in cash payments.  The Company increased the tax liability by $13,000 during the three and nine months ended June 30, 2014. The Company does not expect its tax liability to change significantly during the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its consolidated statements of operations. The Company accrued $4,000 and $7,000 of interest and penalties associated with this liability for the three and nine months ended June 30, 2014, respectively. To date, the Company has accrued approximately $21,000 for interest and penalties associated with this liability.

The Company’s unrecognized tax benefits (before consideration of any valuation allowance) represent differences between tax positions taken by the Company in its various consolidated and separate worldwide tax returns and the benefits recognized and measured for uncertain tax positions. This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The change in the unrecognized tax benefits during the nine months ended June 30, 2014 was as follows (in thousands):

Balance at September 30, 2013	$998
Additions for prior year tax positions	13
Balance at June 30, 2014	$1,011

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

The following table presents share-based employee compensation expenses included in our unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Sales and marketing	$1,204	$523	$3,731	$1,451
Engineering and product development	136	21	1,493	64
Professional Services	25	—	91	—
General and administrative	321	216	1,190	407
Total	$1,686	$760	$6,505	$1,922

Stock Option Plans

The Company estimates the fair value of each share-based award (except restricted stock units, which are discussed below) using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. The Company recognizes share-based compensation expense related to stock options on a straight-line basis over the requisite service period of the award. All of the Company’s stock compensation awards are accounted for as equity instruments and there have been no liability awards granted. No options were granted under the stock option plans for the three or nine month periods ended June 30, 2014 and 2013. The total intrinsic value of options exercised during the three months ended June 30, 2014 and 2013 was approximately $46,000 and $51,000, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2014 and 2013 was approximately $570,000 and $612,000, respectively. Total cash received from option exercises during the three and nine months ended June 30, 2014 was approximately $23,000 and $88,000, respectively. There was no tax benefit realized from stock options exercised during the three and nine months ended June 30, 2014 and 2013. As of June 30, 2014, there was approximately $310,000 of total unrecognized compensation cost related to non-vested stock option arrangements, which is expected to be recognized over a weighted-average period of 1.82 years. Many of the assumptions used in the determination of share-based compensation expense are judgmental and highly volatile.

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

On April 22, 2014, the stockholders of the Company approved the adoption of the Company’s Second Amended and Restated 2011 Equity Compensation and Incentive Plan (the “Amended 2011 Plan”), which amends the previous Amended and Restated 2011 Equity Compensation and Incentive Plan to increase the shares authorized for issuance under such plan by 700,000 shares to 2,275,392 shares. At June 30, 2014, 632,223 shares were available for future issuance under the 2011 Plan.

The following table is a summary of combined activity for all of the Company’s stock option plans:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Number of	Exercise Price	Remaining	Value
	Options	Per Share	Life (years)	(thousands)

Outstanding, September 30, 2013	363,209	$5.76	4.33	$8,042
Granted	—	—	—	—
Canceled/Forfeited	—	—	—	—
Exercised	22,375	3.94	—	—
Outstanding, June 30, 2014	340,834	$5.88	3.78	$3,096

Expected to vest, June 30, 2014	45,003	$12.92	5.82	$92
Exercisable, June 30, 2014	290,830	$4.67	3.43	$2,994

Restricted Stock Units

The Company periodically grants awards of restricted stock units (“RSUs”) to each of its non-employee directors and some of its management team and employees on a discretionary basis pursuant to its stock compensation plans. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at June 30, 2014 was 920,010. Most RSUs vest at the rate of 33.33% on each of the first through third anniversaries of the grant date. Included in the total number of RSUs unvested at June 30, 2014 are certain RSUs that are subject to a further vesting condition that the Company’s common stock must trade at a price greater than the following market prices per share on a national securities exchange for a period of twenty consecutive days on or prior to certain anniversaries of the grant date as follows:

	Number of
	Unvested RSUs

$10.00 per share prior to five years of the grant date	*	27,839
$10.00 per share prior to four years of the grant date	*	110,645
$17.50 per share prior to five years of the grant date	*	30,000
$17.50 per share prior to four years of the grant date	*	64,176
$17.50 per share prior to three years of the grant date	*	106,002
$20.00 per share prior to four years of the grant date	*	4,334
$22.50 per share prior to four years of the grant date	*	7,667
$22.50 per share prior to three years of the grant date	*	184,834
$22.50 per share prior to two and one-half years of the grant date	*	64,674
No further trading vesting condition		319,839
Unvested RSUs, June 30, 2014		920,010

The Company’s common stock has satisfied the per share market price vesting conditions for the grants denoted with an asterisk above totaling 600,171 RSUs. For such RSUs, the Company performed fair value analysis using the Monte Carlo option-pricing model. The fair value related to the RSUs was calculated based primarily on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to sales and marketing, engineering and product development, professional services and general and administrative expense. The fair values of the RSUs granted in the nine months ended June 30, 2014 and 2013 were approximately $5,764,000 (or $20.33 weighted average fair value per share) and approximately $4,620,000 (or $14.77 weighted average fair value per share), respectively. The Company recorded compensation expense related to RSUs of approximately $1,679,000 and $683,000 for the three months ended June 30, 2014 and 2013, respectively, and approximately $6,280,000 and $1,765,000 for the nine months ended June 30, 2014 and 2013, respectively. These amounts are included in the total share-based compensation expense disclosed above. As of June 30, 2014, there was approximately $12,456,000 of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 1.96 years.

The following table presents nonvested RSU information for the nine months ended June 30, 2014:

Number of
RSUs
Outstanding

Nonvested, September 30, 2013	1,056,696
Granted	283,500
Canceled/Forfeited	(69,834)
Vested	(350,352)
Nonvested, June 30, 2014	920,010

Note 8. ISSUANCE OF COMMON STOCK

On February 19, 2014, the Company completed a public offering of 2,018,250 shares of common stock at a price to the public of $28.50 per share. The number of shares the Company sold includes the underwriters’ full exercise of their over-allotment option of 263,250 shares. Net proceeds to the Company from the offering, after underwriting discounts but before expenses, were approximately $54,069,000.

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

The Company conducts operations in the U.S. and internationally. The following table presents information about the Company’s geographic operations (in thousands):

			Intercompany
	Domestic	International	Eliminations	Total
Total Revenue
Three months ended June 30, 2014	$7,680	$2,507	$(959)	$9,228
Three months ended June 30, 2013	$7,054	$984	$(211)	$7,827

Nine months ended June 30, 2014	$22,342	$5,912	$(2,217)	$26,037
Nine months ended June 30, 2013	$19,130	$2,996	$(647)	$21,479

Total Operating (Loss) Income
Three months ended June 30, 2014	$(4,422)	$(684)	$(12)	$(5,118)
Three months ended June 30, 2013	$2	$(521)	$—	$(519)

Nine months ended June 30, 2014	$(12,577)	$(3,873)	$(16)	$(16,466)
Nine months ended June 30, 2013	$377	$(1,424)	$—	$(1,047)

Total Long-Lived Assets
At June 30, 2014	$48,235	$127	$—	$48,362
At September 30, 2013	$51,301	$102	$—	$51,403

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

Our significant accounting policies are described in Note 1 to the consolidated financial statements for the fiscal year ended September 30, 2013 included in our previously filed Form 10-K. There have been no material changes to the accounting policies for the nine months ended June 30, 2014.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from our accompanying condensed consolidated financial statements. The operating results for any period should not be considered indicative of the results expected for any future period.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUE:
Software licenses	60%	64%	59%	63%
Maintenance	35	31	36	33
Professional Services	5	5	5	4
Total revenue	100	100	100	100

COSTS AND EXPENSES:
Cost of software licenses	11	7	12	7
Cost of maintenance and services	10	8	9	8
Sales and marketing	89	56	89	58
Engineering and product development	21	10	26	11
General and administrative	24	26	27	21
Total costs and expenses	155	107	163	105
Loss from operations	(55)	(7)	(63)	(5)
Interest expense	—	(2)	(1)	(2)
Other expense	—	—	(3)	—
Foreign currency transaction loss	—	—	(1)	—
Loss before income taxes	(55)	(9)	(68)	(7)
Benefit (provision) for income taxes	(1)	—	1	—
Net loss	(56)%	(9)%	(67)%	(7)%

Three Months Ended June 30, 2014 Compared to

Three Months Ended June 30, 2013

Total Revenues

The following table presents revenue, revenue increase and percentage change in revenue for the three months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,			Percentage
	2014	2013	Increase	Change
Software licenses	$5,580	$5,007	$573	11%
Maintenance	3,236	2,409	827	34
Professional services	412	411	1	—
Total revenue	$9,228	$7,827	$1,401	18%

Revenue for the three months ended June 30, 2014 was approximately $9,228,000 which represents an increase of approximately $1,401,000, or approximately 18%, from revenue of approximately $7,827,000 for the three months ended June 30, 2013.

Software license revenue for the three months ended June 30, 2014 was approximately $5,580,000, or approximately 60%, of total revenue, as compared to approximately $5,007,000, or approximately 64%, of total revenue for the three months ended June 30, 2013. This represents an increase of approximately $573,000, or approximately 11%, from the three months ended June 30, 2013. The increase in software license revenue is primarily the result of an increase of approximately $588,000 in Visual Data Discovery solutions. We attribute the increase in software license revenue to products acquired in connection with our acquisition of Panopticon Software, AB (Panopticon), discussed in Note 2 in the accompanying notes to the condensed consolidated financial statements.

Maintenance revenue for the three months ended June 30, 2014 was approximately $3,236,000, or approximately 35%, of total revenue, as compared to approximately $2,409,000, or approximately 31%, of total revenue for the three months ended June 30, 2013. This represents an increase of approximately $827,000, or approximately 34%, from three months ended June 30, 2013. The increase in maintenance revenue is mainly the result of an increase of approximately $854,000 in Visual Data Discovery solutions. We attribute the increase in maintenance revenue to maintenance renewals of Datawatch Modeler (formerly Monarch Professional) primarily driven by a broader customer base interested in being current with support and maintenance to be eligible for upgrades, as well as new maintenance and maintenance renewals attributable to products acquired in connection with our acquisition of Panopticon.

Professional services revenue for the three months ended June 30, 2014 was approximately $412,000, or approximately 5%, of total revenue, as compared to approximately $411,000, or approximately 5%, of total revenue for the three months ended June 30, 2013. Professional services revenue remained relatively unchanged from the three months ended June 30, 2013.

Costs and Operating Expenses

 The following table presents costs of sales and operating expenses, increase in costs of sales and operating expenses and percentage changes in costs of sales and operating expenses for the three months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended
	June 30,			Percentage
	2014	2013	Increase	Change
Cost of software licenses	$999	$549	$450	82%
Cost of maintenance and services	979	602	377	63
Sales and marketing	8,241	4,398	3,843	87
Engineering and product development	1,942	759	1,183	156
General and administrative	2,185	2,038	147	7
Total costs and operating expenses	$14,346	$8,346	$6,000	72%

Cost of software licenses for the three months ended June 30, 2014 was approximately $999,000, or approximately 18%, of software license revenues, as compared to approximately $549,000, or approximately 11%, of software license revenues for the three months ended June 30, 2013. The increase in cost of software licenses is primarily due to higher software amortization costs attributable to the acquisition of intellectual property resulting from our acquisition of Panopticon as well as the higher amortization relating to the capitalized development costs pertaining to the latest release of our Datawatch Modeler and Datawatch Automator (formerly Data Pump) products. Also contributing to the increase is larger royalties cost associated with a new OEM partnership.

Cost of maintenance and services for the three months ended June 30, 2014 was approximately $979,000, or approximately 27%, of maintenance and services revenue, as compared to approximately $602,000, or approximately 21%, of maintenance and services revenue for the three months ended June 30, 2013.  The increase of approximately $377,000 is due to increased headcount and corresponding employee related costs resulting from investments made in our services organization.

Sales and marketing expenses for the three months ended June 30, 2014 were approximately $8,241,000, or approximately 89%, of total revenue, as compared to approximately $4,398,000, or approximately 56%, of total revenue for the three months ended June 30, 2013. The increase in sales and marketing expenses of approximately $3,843,000, or approximately 87%, is comprised of an increase in sales expense of approximately $2,138,000 and an increase in marketing expense of approximately $1,705,000. The increased sales expense results from higher wages, share-based compensation and other employee-related costs attributable to increased headcount and the acquisition of Panopticon when compared to last year. The marketing increase is primarily comprised of higher professional services and trade show costs associated with branding and marketing activities surrounding our go to market strategy of moving from a desktop sales company to an enterprise sales company, as well as our recent entry into the Visual Data Discovery marketplace and acquisition and integration of Panopticon. Increases in employee related costs associated with the additional headcount also contribute to the overall marketing expense increase when compared to last year.

Engineering and product development expenses were approximately $1,942,000, or approximately 21%, of total revenue for the three months ended June 30, 2014 as compared to approximately $759,000, or approximately 10%, of total revenue for the three months ended June 30, 2013. The increase in engineering and product development expenses of approximately $1,183,000, or approximately 156%, is primarily attributable to higher wages, share-based compensation and other employee-related costs due to increased headcount resulting from the acquisition of Panopticon, as well as an increased focus on product development to support our efforts of moving from a desktop sales company to an enterprise sales company when compared to last year.

General and administrative expenses were approximately $2,185,000, or approximately 24%, of total revenue for the three months ended June 30, 2014 as compared to approximately $2,038,000, or approximately 26%, of total revenue for the three months ended June 30, 2013. The increase in general and administrative expenses of approximately $147,000, or approximately 7%, is primarily attributable to higher wages, share-based compensation and other employee-related costs associated with additional headcount resulting from the acquisition of Panopticon. In addition, higher external consulting costs specifically in the Sweden operations, contribute to the overall increase in general and administrative expenses when compared to last quarter. These increases were offset by a decrease in acquisition related costs incurred during the three months ended June 30, 2013 in connection with the acquisition of Panopticon.

There was no interest expense for the three months ended June 30, 2014. Interest expense of approximately $157,000 for the three months ended June 30, 2013 represents primarily interest expense related to our $4,000,000 subordinated notes with a private investment company and borrowings under a $2,000,000 revolving credit facility with a bank, each of which were paid off in full and terminated during the three months ended March 31 2104.

Income tax provision for the three months ended June 30, 2014 was $53,000 as compared to an income tax benefit of approximately $1,000 for the three months ended June 30, 2013. The income tax benefit for the three months ended June 30, 2014 is estimated state taxes, return to provision adjustments, a change in uncertain tax positions, and accrued interest and penalties on uncertain tax positions. The income tax benefit for the three months ended June 30, 2013 is primarily related to adjustments to estimated federal alternative minimum taxes and estimated state taxes. At June 30, 2014, the Company had U.S. federal tax loss carryforwards of approximately $10,166,000, which expire at various dates through and until 2033 as well as significant state and foreign net operating loss carryforwards.

Net loss for the three months ended June 30, 2014 was approximately $5,157,000, or approximately $0.48 per diluted share, as compared to net loss of approximately $666,000, or approximately $0.10 per diluted share, for the three months ended June 30, 2013.

Nine months Ended June 30, 2014 Compared to

Nine months Ended June 30, 2013

Total Revenues

The following table presents total revenue, revenue increase and percentage change in revenue for the nine months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Nine Months Ended June 30,			Percentage
	2014	2013	Increase	Change
Software licenses	$15,387	$13,634	$1,753	13%
Maintenance	9,357	7,042	2,315	33
Professional services	1,293	803	490	61
Total revenue	$26,037	$21,479	$4,558	21%

Revenue for the nine months ended June 30, 2014 was approximately $26,037,000 which represents an increase of approximately $4,558,000, or approximately 21%, from revenue of approximately $21,479,000 for the nine months ended June 30, 2013.

Software license revenue for the nine months ended June 30, 2014 was approximately $15,387,000, or approximately 59%, of total revenue, as compared to approximately $13,634,000, or approximately 63%, of total revenue for the nine months ended June 30, 2013. This represents an increase of approximately $1,753,000, or approximately 13%, from the nine months ended June 30, 2013. The increase in software license revenue consists of an increase of approximately $1,799,000 in Visual Data Discovery solutions which was slightly offset by a decrease of approximately $46,000 in Business Service Management Solutions. We attribute the increase in software license revenue to products acquired in connection with our acquisition of Panopticon Software, AB (Panopticon), discussed in Note 2 in the accompanying notes to the condensed consolidated financial statements.

Maintenance revenue for the nine months ended June 30, 2014 was approximately $9,357,000, or approximately 36%, of total revenue, as compared to approximately $7,042,000, or approximately 33%, of total revenue for the nine months ended June 30, 2013. This represents an increase of approximately $2,315,000, or approximately 33%, from nine months ended June 30, 2013. The increase in maintenance revenue consists of an increase of approximately $2,424,000 in Visual Data Discovery solutions which was partially offset by a decrease of approximately $109,000 in Business Service Management Solutions. We attribute the increase in maintenance revenue to maintenance renewals of Datawatch Modeler (formerly Monarch Professional) primarily driven by a broader customer base interested in being current with support and maintenance to be eligible for upgrades as well as new maintenance and maintenance renewals attributable to products acquired in connection with our acquisition of Panopticon.

Professional services revenue for the nine months ended June 30, 2014 was approximately $1,293,000, or approximately 5%, of total revenue, as compared to $803,000, or approximately 4% of total revenue, for the nine months ended June 30, 2013. This represents an increase of approximately $490,000, or approximately 61%, from the nine months ended June 30, 2013. The increase in professional services revenue consists of an increase of approximately $512,000 in Visual Data Discovery solutions offset by a decrease of approximately $23,000 in Business Service Management Solutions. The increase in professional services is primarily attributable to professional services being sold in connection with our Datawatch Server product offerings.

Costs and Operating Expenses

The following table presents costs of sales and operating expenses, increase in costs of sales and operating expenses and percentage changes in costs of sales and operating expenses for the nine months ended June 30, 2014 and 2013:

	Nine Months Ended
	June 30,			Percentage
	2014	2013	Increase	Change
Cost of software licenses	$3,013	$1,602	$1,411	88%
Cost of maintenance and services	2,462	1,697	765	45
Sales and marketing	23,198	12,391	10,807	87
Engineering and product development	6,830	2,361	4,469	189
General and administrative	7,000	4,475	2,525	56
Total costs and operating expenses	$42,503	$22,526	$19,977	89%

Cost of software licenses for the nine months ended June 30, 2014 was approximately $3,013,000, or approximately 20%, of software license revenues, as compared to approximately $1,602,000, or approximately 12%, of software license revenues for the nine months ended June 30, 2013. The increase in cost of software licenses of approximately $1,411,000 is primarily due to higher software amortization costs attributable to the acquisition of intellectual property resulting from our acquisition of Panopticon as well as the higher amortization relating to the capitalized development costs pertaining to the latest release of our Datawatch Modeler and Datawatch Automator (formerly Data Pump) products. Also contributing to the increase is larger royalties cost associated with a new OEM partnership.

Cost of maintenance and services for the nine months ended June 30, 2014 was approximately $2,462,000, or approximately 23%, of maintenance and services revenue, as compared to approximately $1,697,000, or approximately 22%, of maintenance and services revenue for the nine months ended June 30, 2013.  The increase of approximately $765,000 is primarily due to increased headcount and corresponding employee related costs resulting from investments made in our services organization.

Sales and marketing expenses for the nine months ended June 30, 2014 were approximately $23,198,000, or approximately 89%, of total revenue, as compared to approximately $12,391,000, or approximately 58%, of total revenue for the nine months ended June 30, 2013. The increase in sales and marketing expenses of approximately $10,807,000, or approximately 87%, is comprised of an increase in sales expense of approximately $6,741,000 and an increase in marketing expense of approximately $4,066,000. The increased sales expense results from higher wages, share-based compensation and other employee-related costs attributable to increased headcount and the acquisition of Panopticon when compared to last year. Other contributing cost associated with the year over year increase in sales expense include higher amortization cost and rental expenditures related to the Panopticon acquisition. The marketing increase is primarily comprised of higher trade show costs, professional services and advertising costs associated with branding and marketing activities surrounding our go to market strategy of moving from a desktop sales company to an enterprise sales company, as well as our recent entry into the Visual Data Discovery marketplace and acquisition and integration of Panopticon. Increases in employee related costs associated with the additional headcount also contribute to the overall marketing expense increase when compared to last year.

Engineering and product development expenses were approximately $6,830,000, or approximately 26%, of total revenue for the nine months ended June 30, 2014 as compared to approximately $2,361,000, or approximately 11%, of total revenue for the three months ended June 30, 2013. The increase in engineering and product development expenses of approximately $4,469,000, or approximately 189%, is primarily attributable to higher wages, share-based compensation and other employee-related costs due to increased headcount resulting from the acquisition of Panopticon, as well as an increased focus on product development to support our efforts of moving from a desktop sales company to an enterprise sales company when compared to last year. Increases in consulting also attributed to the increase in engineering and product development expenses.

General and administrative expenses were approximately $7,000,000, or approximately 27%, of total revenue for the nine months ended June 30, 2014 as compared to approximately $4,475,000, or approximately 21%, of total revenue for the nine months ended June 30, 2013. The increase in general and administrative expenses of approximately $2,525,000, or approximately 56%, is primarily attributable to higher wages, share-based compensation and other employee-related costs associated with additional headcount resulting from the acquisition of Panopticon. In addition, higher external consulting costs and facilities expenditures offset by a decrease in acquisition fees related to the acquisition of Panopticon contribute to the overall increase in general and administrative expenses when compared to last year.

Interest expense for the nine months ended June 30, 2014 of approximately $406,000 represents primarily interest expense related to a $2,000,000 subordinated note with a private investment company, a $2,000,000 long term note with a bank resulting from the refinancing of our original debt with the private investment company and the borrowings under a $2,000,000 revolving credit facility with the same bank. These financings were issued in connection with our acquisition of the intellectual property underlying our Datawatch Modeler and Datawatch Automator product offerings in fiscal 2012 and were paid off in full and terminated during the nine months ended June 30, 2104. Interest expense of approximately $474,000 for the nine months ended June 30, 2013 represents primarily interest expense related to our $4,000,000 subordinated notes with a private investment company and borrowings under a $2,000,000 revolving credit facility with a bank.

Other expense for the nine months ended June 30, 2014 of approximately $755,000 represents primarily a loss on extinguishment of debt recorded as a result of paying down the $2,000,000 subordinated note with a private investment company. The loss represented the unamortized debt discount on the subordinated note.

Loss on foreign currency transactions for the for the nine months ended June 30, 2014 was approximately $152,000 as compared to a gain of approximately $8,000 for the nine months ended June 30, 2013. The foreign currency loss for the nine months ended June 30, 2014 was primarily attributable to fluctuation of the British pound sterling and other foreign currencies we transact in.

Income tax benefit for the nine months ended June 30, 2014 was $270,000 as compared to an income tax expense of approximately $2,000 for the nine months ended June 30, 2013. Income tax benefit for the nine months ended June 30, 2014 is primarily related to the change in Sweden’s deferred tax liability, estimated state taxes, return to provision adjustments, a change in uncertain tax positions, and accrued interest and penalties on uncertain tax positions. The income tax benefit for the nine months ended June 30, 2014 includes a $330,000 benefit for the change in the deferred tax liability in Sweden, a $40,000 provision for estimated Federal and state taxes, a $13,000 provision relative to a chance in uncertain tax positions, and a $7,000 provision relative to accruing interest. The income tax benefit for the nine months ended June 30, 2013 includes a $13,000 provision related to uncertain tax positions relative to foreign taxes offset by adjustments to estimated federal alternative minimum taxes and estimated state taxes totaling $10,000.

Net loss for the nine months ended June 30, 2014 was approximately $17,509,000, or approximately $1.81 per diluted share, as compared to net loss of approximately $1,514,000, or approximately $0.24 per diluted share, for the nine months ended June 30, 2013.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

We lease various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire at various dates through 2016. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $230,000 and $128,000 for the three months ended June 30, 2014 and 2013, respectively, and approximately $708,000 and $397,000 for the nine months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, our contractual obligations include minimum rental commitments under non-cancelable operating leases, debt obligations and other long-term liabilities related to uncertain tax positions as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 – 2 Years	3 – 5 Years	5 Years
Operating Lease Obligations	$1,116	$218	$499	$360	$39
Other long-term liabilities	$373	$—	$—	$—	$373

Royalty expense included in cost of software licenses was approximately $131,000 and $35,000, respectively, for the three months ended June 30, 2014 and 2013, and approximately $288,000 and $102,000, respectively, for the nine months ended June 30, 2014 and 2013 .

Our software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, we would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or service warranties. As a result, we believe our exposure related to these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of June 30, 2014.

We enter into indemnification agreements in the ordinary course of business. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of June 30, 2014.

Certain of our agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby we will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of our employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of June 30, 2014.

As permitted under Delaware law, we have agreements with our directors whereby we will indemnify them for certain events or occurrences while the director is, or was, serving at our request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, our director and officer insurance policy would enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe our exposure related to these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current cash balances and cash generated from operations will be sufficient to meet our cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At June 30, 2014, we had approximately $50,168,000 of cash and cash equivalents as compared to approximately $10,312,000 as of September 30, 2013, an increase of approximately $39,856,000. Approximately $1,270,000 of cash and cash equivalents at June 30, 2014 was located in foreign banks.

At June 30, 2014, we had working capital of approximately $47,328,000 as compared to approximately $4,130,000 as of September 30, 2013. We do not anticipate additional cash requirements to fund growth or the acquisition of additional complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, we may seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that we will be able to issue additional equity or obtain a new or expanded credit facility at attractive prices or rates, or at all.

We had a net loss of approximately $17,509,000 for the nine months ended June 30, 2014 as compared to net loss of approximately $1,514,000 for the nine months ended June 30, 2013. During the nine months ended June 30, 2014, approximately $8,648,000 of cash was used in our operations. During the nine months ended June 30, 2013, approximately $2,051,000 of cash was provided by our operations. During the nine months ended June 30, 2014, the main use of cash in operations was net loss adjusted for depreciation and amortization, share-based compensation expense and the loss on extinguishment of debt, as well as the decreases in accounts receivable, accounts payable, accrued expenses and other liabilities. During the nine months ended June 30, 2013, the main source of cash from operations was net loss adjusted for depreciation and amortization expense, as well as and share-based compensation expense. As previously discussed under Results of Operations, our net loss and respective uses of cash in operations during the nine months ended June 30, 2014 when compared to the nine months ended June 30, 2013 are primarily driven by our marketing and positioning efforts in moving from a predominantly desktop sales company to more of an enterprise sales company.

Net cash used in investing activities for the nine months ended June 30, 2014 of approximately $412,000 is related to the capitalized software development costs and the purchase of property and equipment. Net cash used in investing activities for the nine months ended June 30, 2013 of approximately $390,000 is related to the capitalized software development costs and the purchase of property and equipment.

On February 19, 2014, we completed a public offering of 2,018,250 shares of common stock at a price to the public of $28.50 per share. The number of shares we sold includes the underwriters’ full exercise of their over-allotment option of 263,250 shares. Net proceeds to us from the offering, after underwriting discount but before expenses, were approximately $54,069,000.

Net cash provided by financing activities for the nine months ended June 30, 2014 was approximately $48,868,000 and was primarily attributable to the public offering completed on February 19, 2014 offset by the repayment of debt. Net cash provided by financing activities for the nine months ended June 30, 2013 of approximately $142,000 is related to proceeds from the exercise of stock options.

On March 30, 2012, we entered into a Note and Warrant Purchase Agreement with a private investment company. The terms of the Note and Warrant Purchase Agreement included a $4,000,000 subordinated note and warrants for 185,000 shares of our common stock. As of June 30, 2014, we paid down all amounts owed under the subordinated note and the note and the Note and Warrant Purchase Agreement had been terminated, except with respect to the outstanding warrants.

On March 30, 2012, we entered into a Loan and Security Agreement (“Loan Agreement”) with a bank which established a $2,000,000 revolving line of credit facility and borrowed $1,500,000 under the Loan Agreement on that date. On August 15, 2013, we entered into an amendment to this agreement which provided for an advance (“Term Loan Advance”) of $2,000,000 which was used to reduce our outstanding obligations to the private investment company as described above. After repayment, the Term Loan Advance cannot be re-borrowed. As of June 30, 2014, we paid down all amounts owed under the revolving credit facility and the term loan advance, and such facilities and the Loan Agreement had been terminated.

We believe that our current operations have not been materially impacted by the effects of inflation.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At June 30, 2014, we did not participate in or hold any derivative financial instruments or commodity instruments. We hold no investment securities that possess significant market risk.

Primary Market Risk Exposures

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 27% and 13% of our revenues for the three months ended June 30, 2014 and 2013, respectively, and approximately 23% and 14% of our revenues for the nine months ended June 30, 2014 and 2013, respectively, were from foreign subsidiaries. In addition, approximately 16% of our operating expenses for both the three months ended June 30, 2014 and 2013, and approximately 18% and 17% of our operating expenses for the nine months ended June 30, 2014 and 2013, respectively, were from foreign subsidiaries.

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in several currencies, of which the most significant to our operations has historically been the British pound. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to our international subsidiaries, if any, are usually considered to be of a long-term investment nature. Accordingly, the majority of currency movements are reflected in our other comprehensive loss. There are, however, certain situations where we will invoice customers in currencies other than our own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in foreign currency transaction losses in the accompanying condensed consolidated statements of operations. Foreign currency transaction gains were approximately $10,000 and $9,000 for the three months ended June 30, 2014 and 2013, respectively. Foreign currency transaction loss for the nine months ended June 30, 2014 were approximately $152,000 and foreign currency transaction gains were approximately $8,000 for the nine months ended June 30, 2013. Currently, we do not engage in foreign currency hedging activities.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer, with the participation of management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

(b) Changes in Internal Controls

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment, management used the criteria set forth in “Internal Control–Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting is effective as of June 30, 2014.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 1, 2014.

DATAWATCH CORPORATION

/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ James L. Eliason
James L. Eliason
Chief Financial Officer
(Principal Financial Officer)

