Form 10-K
period 2014-09-30
DATAWATCH CORP
filed 2014-12-05
CIK 792130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-19960

DATAWATCH CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	02-0405716
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Large accelerated filer  ☐    Accelerated filer ☒

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on March 31, 2014, the last business day of the Company’s most recently completed second fiscal quarter, as reported by the NASDAQ Capital Market was $227,206,750.

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 24, 2014 was 11,060,525.

Documents Incorporated By Reference

Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2014. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

DATAWATCH CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. BUSINESS

GENERAL

Datawatch Corporation (NASDAQ-CM: DWCH) (“Datawatch”, “We”, “Us”, “Our”) provides visual data discovery software that optimizes multiple sources and a variety of data – regardless of its variety, volume, or velocity – delivering next generation analytics to reveal valuable insights for improving business. Its ability to integrate structured, unstructured, and semi-structured sources like reports, PDF files and EDI streams with real-time streaming data into visually rich analytic applications allows users to dynamically discover key factors that impact any operational aspect of their business. We believe this ability to perform visual discovery against multiple sources and a variety of data sets Datawatch apart in the Big Data and visualization markets. Organizations of every size, worldwide use Datawatch products, including 99 of the Fortune 100. Datawatch is headquartered in Chelmsford, Massachusetts, with offices in New York, London, Munich, Stockholm, Singapore, Sydney and Manila, and with partners and customers in more than 100 countries worldwide.

Datawatch is a Delaware corporation, formed in 1986, with executive offices located at 271 Mill Road, Quorum Office Park, Chelmsford, MA 01824 and our telephone number is (978) 441-2200. Periodic reports, proxy statements and other information are available to the public, free of charge, on our website, www.datawatch.com, as soon as reasonably practicable after they have been filed with the SEC and through the SEC’s website, www.sec.gov. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330.

As of the fiscal year ended September 30, 2014, Datawatch is now categorized as an “accelerated filer.”  In accordance with the relevant rules and regulations for transitioning to accelerated filer status, this annual report will be our last periodic report prepared using the scaled disclosure requirements applicable to smaller reporting companies, but does include disclosure regarding our internal controls and procedures required of accelerated filers by Item 9 of Form 10-K.

OUR MARKET

We sell and compete in the data visualization market, which is an emerging and fast growing segment of the overall business analytics space. The data visualization market has emerged over the past several years to fill a void that has appeared in the analytics space as business intelligence (“BI”) platforms, which are now largely implemented and managed by IT, have grown to be more focused on enterprise reporting requirements and less on delivering agile analytics solutions that offer end-users the ability quickly and easily access and visualize the information they need to understand their business. To fill this void, a new class of visualization technologies has emerged that offer this self service capability and the ability for end-users to develop analytical application for themselves, their departments and the entire enterprise.

As the visual data discovery market continues to evolve new requirements continue to arise that make Datawatch a more relevant player in this market. While ease of use is still a critical factor in the adoption of visualization technologies, the types of use cases that organizations are applying these technologies to have changed. To support these new use cases visual data discovery technologies are evolving from products to platforms that deal with not only the development of visualizations, but also the acquisition, preparation, automation and management of any source of data to be used in visual data discovery applications. Datawatch’s extensive experience in these areas has allowed us to take on these challenges and deliver high value results to our customers in these mission critical use cases. Two use cases that have dramatically changed how visualization technologies are used are the emergence of the internet of things (“IOT”), specifically the industrial internet, and the expanded use of enterprise content management sources as data in visualization applications.

The Internet of Things (IOT)

With billions of connected “smart objects” generating information from everything from toasters to jet engines, and that number set to grow to over 50 billion devices by 2020 according to the Industrial Internet Consortium, the IOT promises to change the way businesses view everything from their customers to every aspect of their operations. While there is unlimited potential for the use of data from the IoT, the area that holds the highest value is in the use of data from the industrial internet – the monitoring and management of equipment, logistical information and supply chain related to industries such as energy, transportation, manufacturing and health care. To leverage this type of information, organizations will require a visual data discovery platform that can ingest, prepare and blend high velocity in-motion data from these sensors with business data that provides historical perspective and context to this information. We believe that Datawatch is unique in its ability to provide this capability coupled with a self-service end-user design experience and that this combination will place Datawatch at the forefront of this growing market, opening up partnership opportunities with key IoT infrastructure providers.

Enterprise Content Management (ECM)

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

While IoT and ECM based visual data discovery solutions are only two of many examples of changes in the market that are driving new requirements for visual data discovery vendors, they are not alone. An increase in the use of NoSQL data and other multi-structured sources coupled with the desire for a more manageable and governed deployment of visualization solutions are also driving additional changes in industries such as capital markets, government, retail, and telecommunications. With Datawatch’s complete visual data discovery platform we believe that we are positioned to become a leader in the enterprise class of visualization applications.

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

Following the acquisition of Panopticon Software AB (“Panopticon”) in fiscal year 2013, our products were integrated and rebranded into a new Datawatch portfolio that includes the following products:

Datawatch Desktop™ - Visually Design, Discover and Explore New Insights

Datawatch Desktop lets users quickly start asking questions to see hidden patterns, spot problems and identify missed opportunities without programming or scripting. Our in-memory analytics engine enables on-the-fly aggregations and intuitive navigation and integration of data from virtually any data source. With a simple drag-and-drop interface, users can set up hierarchies and filters in their dashboards to make it easier to spot outliers and to see how different subsets of data correlate with each other. Datawatch Desktop is based on the combination of the former Panopticon Desktop and Monarch Professional products which provides a range of specialized visualizations designed specifically to make analyzing streaming data, time series data and historical data, more impactful. Pre-built connectors make it simple to access and combine information from any data source, including data streams from message brokers and complex event processing engines.

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

Datawatch Report Mining Server™ - Unlocking the Power of Content

Datawatch’s Report Mining Server (“RMS”) is a web-based report analytics solution that integrates with any existing enterprise content management system such as Datawatch Report Manager On-Demand, IBM Content Manager On-Demand, Microsoft SharePoint, Hyland OnBase, ASG Mobius ViewDirect and others. Datawatch RMS opens up the corporate data locked in content management systems, static reports and business documents, enabling dynamic business-driven analysis of information using Datawatch Desktop or other productivity tools with no user programming.

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

Datawatch has determined that it has only one operating segment. See Note 10 to our accompanying consolidated financial statements for information about our revenue by product line and geographic operations.

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

As of September 30, 2014, our global partner network was comprised of more than 100 partners worldwide. One distribution partner, Lifeboat Distribution, accounted for 15%, 20% and 17% of total revenue for the years ended September 30, 2014, 2013 and 2012, respectively. Other than this customer, no other customer accounted for more than 10% of our total revenue in fiscal 2014, 2013 or 2012. In fiscal 2012, we consolidated our indirect distribution channels under Lifeboat Distribution. Our current agreement with Lifeboat Distribution is scheduled to expire in early 2015 and, to manage the transition, we have refocused part of our Inside Sales Team to manage and pursue the book of business previously handled by Lifeboat.

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

 Our revenues from outside of the United States are primarily the result of sales through the direct sales force of our wholly-owned subsidiaries, Datawatch International Limited, which is located in the United Kingdom and its subsidiaries which are located in Germany, Singapore and Australia, and Panopticon Software AB, which is located in Sweden, as well as through international resellers. Such international sales represented approximately 17%, 13% and 15% of our total revenue for fiscal 2014, 2013 and 2012, respectively.

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

Datawatch products have been developed through in-house software development, by offshore software development companies hired under contract or by acquisition. We maintain source code and full product control for these products, which include Datawatch Desktop, Datawatch Server, Datawatch Modeler, Datawatch Software Developers Kit, Datawatch Report Mining Server and Datawatch Report Manager On-Demand.

Our total engineering and product development expense was approximately $9,074,000, $3,893,000 and $2,790,000 for fiscal years 2014, 2013 and 2012, respectively.

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

Competitors can be classified into three broad categories:

•	Large software companies, including suppliers of traditional business intelligence products that provide one or more capabilities that are competitive with our products, such as IBM, Microsoft, Oracle and SAP.

•	New and emerging business analytics vendors focused on data visualization, such as Tableau, Qlik Technologies, and TIBCO Spotfire.

•	Independent vendors that focus on extracting specific data formats or sources such as machine data, data in content management systems, EDI, XBRL, HTML and PDFs. These competitors include Splunk, Actuate (Xenos) and Informatica, among others.

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

OUR EMPLOYEES

As of November 24, 2014, we had 189 full-time and 10 contract, temporary or part-time employees, including 81 engaged in marketing and sales; 36 engaged in product consulting, training and technical support; 54 engaged in product management, development and quality assurance; and 28 providing general, administrative, accounting, IT and software production and warehousing functions.

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

Backlog

Our software products are generally shipped within three business days of receipt of an order. Accordingly, we do not believe that backlog for our product is a meaningful indicator of future business. We do maintain a backlog of services commitments primarily related to Datawatch Enterprise Server and Datawatch Report Manager On-Demand business. While this services backlog will provide future revenue to Datawatch, we believe that it is not a meaningful indicator of future business.

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

Risks Relating to our Business

A Weak Global Economy and Softening in the Computer Software Market May Result in Decreased Revenues or Lower Revenue Growth Rates

The growth and profitability of our business depends on the overall demand for computer software and services, particularly in the financial services markets and other markets in which we compete. Tighter credit and negative financial news that may result from challenging economic conditions worldwide and, in the U.S., from uncertainty resulting from the recent mid-term Congressional elections, may have an adverse effect on capital spending by corporations, including the demand for computer software. Because our sales are primarily to major corporate customers, poor economic conditions may soften the demand for computer software and services which may result in decreased revenues, lower revenue growth rates and reduced profitability. In addition, a weak global economy may result in longer sales cycles, reduced, deferred or cancelled orders, or greater than anticipated uncollectible accounts receivables. In a weakened economy, we cannot be assured that we will be able to effectively promote future growth in our software and services revenues or operate profitability.

Our Dependence on our Principal Products, our Failure to Develop Enhanced or New Products and our Concentration of Customers within the Financial Sector May Have a Material Adverse Effect on our Business, Financial Condition or Results of Operations

In the year ended September 30, 2014, our Visual Data Discovery products accounted for approximately 98% of our total revenue. We are primarily dependent on our Visual Data Discovery products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on us. Our future financial performance will depend in part on the successful introduction of new and enhanced versions of these products and development of new versions of these and other products and subsequent customer acceptance of such new and enhanced products. In particular, we are dependent upon our ability to successfully market and sell the visual data discovery products that we acquired in connection with our purchase of Panopticon in August 2013. Currently customers in the financial sector, and particularly in capital markets, comprise a significant portion of our customer base. Any factor adversely affecting the financial sector and capital markets in particular could adversely affect sales of our products within such sector, which could have a material adverse effect on us. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Fluctuations in Quarterly Operating Results Could Have a Material Adverse Effect on our Business, Financial Condition or Results of Operations

Our future operating results could vary substantially from quarter-to-quarter because of uncertainties and/or risks associated with such matters as current economic conditions, technological change, competition, delays in the introduction of new products or product enhancements, and market acceptance of those new products and product enhancements, and general market trends. In addition, as we focus on increasing enterprise sales to large customers, the timing of significant orders may cause fluctuations in quarterly operating results. Large enterprise sales arrangements often involve multiple elements and may require more complex accounting than the sales transactions we have entered into in the past, which also makes projecting future operating results more difficult. Historically, we have operated with minimal backlog of orders because our software products are generally shipped as orders are received. As a result, net sales in any quarter are substantially dependent on orders booked and shipped in that quarter. Further, any increases in sales under our subscription sales model or cloud offering could result in decreased revenues over the short term. Because our staffing and operating expenses are based on anticipated revenue levels and a high percentage of our costs are fixed in the short-term, small variations in the timing of revenues can cause significant variations in operating results from quarter-to-quarter. In addition, at September 30, 2014, we had approximately $268,000 of unrecognized compensation costs related to options, which is expected to be recognized over a weighted-average period of 1.56 years and approximately $11,015,000 of unrecognized compensation costs related to RSUs, which is expected to be recognized over a weighted-average period of 1.84 years, which costs will have a negative effect on our profitability on a GAAP reporting basis. Because of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. We can give no assurance that we will not experience such variations in operating results in the future or that such variations will not have a material adverse effect on our business, financial condition or results of operations.

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

If we are Unable to Attract New Customers and Expand Sales to Existing Customers, our Growth Could be Slower than we Expect and our Business May Be Harmed.

Our future growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenues in the future will depend, in large part, upon the effectiveness of our marketing efforts, both domestically and internationally, and our ability to attract new customers. If we fail to attract new customers and maintain and expand those customer relationships, our revenues will grow more slowly than expected and our business operations and financial results will be harmed.

Our future growth also depends upon expanding sales of our products to and renewing license and maintenance agreements with existing customers. In order for us to improve our operating results, it is important that our existing customers make additional significant purchases of our products. If our customers do not purchase additional licenses or capabilities, our revenues may grow more slowly than expected, may not grow at all or may decline. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our products or services, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, the effects of economic conditions, or reductions in our customers’ spending levels. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenues may decline and our business operations and financial results may be harmed.

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

A Significant Percentage of our Total Revenue is Subject to Risks Associated with International Sales

In the years ended September 30, 2014, 2013 and 2012, international sales accounted for approximately 17%, 13% and 15%, respectively, of our total revenue. We have recently expanded our presence in Europe and in Asia-Pacific, including the opening of an office in Singapore, and we anticipate that international sales will continue to account for a significant, and perhaps increasing, percentage of our total revenue. A significant portion of our total revenue will therefore be subject to risks associated with international sales, including deterioration of international economic conditions, unexpected changes in legal and regulatory requirements, changes in tariffs, currency exchange rates and other import or export controls, political and economic instability, possible effects of war and acts of terrorism, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting our intellectual property overseas, seasonality of sales and potentially adverse foreign tax consequences.

Future Acquisitions May be Difficult to Integrate, Disrupt our Business, Dilute Stockholder Value or Divert Management Attention

 In the future, we could acquire additional products, technologies or businesses, or enter into joint venture arrangements, for the purpose of complementing or expanding our business and to address the need to develop new products. Integrating the operations of an acquired company, product or business successfully or otherwise realizing the anticipated benefits of an acquisition, including additional revenue opportunities, involves a number of challenges and risks. The failure to meet these integration challenges could seriously harm our results of operations, and the market price of our common stock may decline as a result. Realizing the benefits of an acquisition will depend in part on the integration of technology, operations, personnel and sales activity of the two companies. These integration activities are complex and time-consuming, and we may encounter unexpected difficulties or incur unexpected costs, including:

•	challenges in combining product offerings, including integration of the underlying technology, and sales and marketing activities;

•	our inability to achieve the cost savings and operating synergies anticipated in the transaction, which would prevent us from achieving the positive earnings gains expected as a result of the transaction;

•	diversion of management attention from ongoing business concerns to integration matters;

•	difficulties in consolidating and rationalizing information technology platforms and administrative infrastructures;

•	complexities in managing a larger and more geographically dispersed company than before the completion of transaction;

•	difficulties in the assimilation of personnel and the integration of two business cultures;

•	challenges in demonstrating to our customers and to customers of the acquired company that the transaction will not result in adverse changes in product and technology offerings, customer service standards or business focus; and

•	possible cash flow interruption or loss of revenue as a result of change of ownership transitional matters.

There May be Limitations on the Effectiveness of our Controls

Section 404 of the Sarbanes-Oxley Act requires that management report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control and financial reporting environment. If management identifies any material weaknesses, their correction could require remedial measures which could be costly and time-consuming. In addition, the presence of material weaknesses could result in financial statement errors which in turn could require us to restate our financial statements. Any identification by us or our independent registered public accounting firm of material weaknesses, even if quickly remedied, could damage investor confidence in the accuracy and completeness of our financial reports, which could affect our stock price and potentially subject us to litigation.

The continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming, and requires significant management attention. We cannot be sure that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Any failure by us to comply with Section 404 could subject us to a variety of administrative sanctions and harm our reputation, which could reduce our stock price.

We Face Significant Competition in the Software Industry

Our visual data discovery products compete with other companies in the Big Data and business analytics market. This market is highly competitive and includes companies such as Tableau Software, TIBCO Spotfire (a subsidiary of TIBCO Software Inc.) and Qlik Technologies, Inc, as well as larger technology companies such as IBM, SAP, MicroStrategy, SAS and Oracle. Many of the competitors in this market have longer operating histories, greater name recognition and substantially greater financial, marketing and technological resources than we do. No assurance can be given that our business will have the resources required to compete successfully in the future. In addition, many of these competitors have strong relationships with current and potential customers and extensive knowledge of the business analytics industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. If we are unable to compete successfully against current and future competitors, the business, results of operations and financial condition of the combined business would be harmed.

Maintaining and enhancing the Datawatch brand and our reputation is critical to our relationships with our customers and channel partners and to our ability to attract new customers and channel partners. We believe that the importance of our brand recognition and reputation will continue to increase as competition in our market continues to develop. The failure to maintain or enhance our brand recognition or reputation would likely adversely affect our business and results of operations.

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

Our Use of Open Source Software Could Negatively Affect our Ability to Sell our Products and Subject us to Possible Litigation.

We use open source software in our products and expect to continue to use open source software in the future. We may face claims from others claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software, derivative works or our proprietary source code that was developed using such software. These claims could also result in litigation, require us to purchase costly licenses or require us to devote additional research and development resources to change our products, any of which would have a negative effect on our business and operating results. In addition, if the license terms for the open source code change, we may be forced to re-engineer our products or incur additional costs. Finally, we cannot assure that we have incorporated additional open source software in our products in a manner that is consistent with our current policies and procedures.

We May be Subject to Intellectual Property Rights Claims by Third Parties, Which are Extremely Costly to Defend, Could Require us to Pay Significant Damages and Could Limit our Ability to use Certain Technologies.

Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We may receive notices that claim we have misappropriated, misused or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to the business analytics software market.

There may be third-party intellectual property rights, including issued or pending patents that cover significant aspects of our technologies or business methods. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources. These claims could subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. Such claims could also result in our having to stop using technology found to be in violation of a third party’s rights or to seek a license to use such technology, which may not be available on reasonable terms or may require us to pay significant royalties, increasing our operating expenses. As a result, we may need to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software and may be unable to compete effectively. Any of these outcomes would adversely affect our business operations and financial results.

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

Evolving Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses and Continuing Uncertainty

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Sarbanes-Oxley Act of 2002 and related SEC regulations as well as the listing standards of the NASDAQ Stock Market, have created and are continuing to create uncertainty for public companies. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs incurred or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we have invested resources to comply with evolving laws, regulations and standards. This investment has resulted and may continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

The Failure of Indirect Distribution Channels Could Have a Material Adverse Effect on our Operating Results

We sell a significant portion of our products through distributors, value-added resellers, OEMs and other business partners, none of which are under our direct control. Sales to indirect distribution channels accounted for approximately 44%, 45% and 31%, of total sales for fiscal years 2014, 2013 and 2012, respectively, with our sole distributor, Lifeboat Distribution, accounting for 15% of total sales for fiscal year 2014. Our existing agreement with Lifeboat Distribution expires in early 2015 and, to manage the transition, we have refocused part of our Inside Sales Team to manage and pursue the book of business previously handled by Lifeboat. The loss of major distributors or resellers of our products, or a significant decline in their sales, could have a material adverse effect on our operating results. We actively seek to develop new distributor and reseller relationships on the basis of their business credentials and their ability to add value through expertise in specific vertical markets or application programming expertise, although there can be no assurance that we will be able to attract or retain qualified distributors or resellers or that the distributors or resellers will be able to effectively sell our products. In addition, we may rely on resellers to provide post-sales service and support, and any deficiencies in such service and support could adversely affect our business.

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

Our Subscription Sales Model for our Enterprise Products Could Result in Decreased or Delayed Revenues and Cash Flows

We sell our enterprise products through the sale of perpetual licenses and through a subscription pricing model. The subscription pricing model allows customers to use our products at a lower initial cost of software acquisition when compared to the more traditional perpetual license sale. Although the subscription sales model is designed to increase the number of enterprise solutions sold and also reduce dependency on short-term sales by building a recurring revenue stream, it introduces increased risks for us primarily associated with the timing of revenue recognition and reduced cash flows. The subscription model delays revenue recognition when compared to the typical perpetual license sale and also, as we allow termination of certain subscriptions with 90 days’ notice, it could result in decreased revenue for solutions sold under the model if we experience a high percentage of subscription cancellations following the first 12 months of the subscription. Further, as amounts due from customers are invoiced over the life of the subscription, there are delayed cash flows from subscription sales when compared to perpetual license sales.

If our Security Measures are Breached or Other Unauthorized Access to Customer Data is Otherwise Obtained, our Software May be Perceived as not being Secure, Customers May Reduce the Use of or Stop Using our Software, and we May Incur Significant Liabilities

Our software, when installed on our customer’s premises, may involve the storage and transmission of customer data, and security breaches could result in the loss of this information, litigation, indemnity obligations and other liability. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our products, we do not have the ability to monitor or review the content that our customers store, and therefore, we have no direct control over the substance of that content. Therefore, if customers use our software for the transmission or storage of personally identifiable information and our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Further, while we have taken steps to maintain compliance with laws and regulations relating to privacy and data security, including the adoption of internationally recognized standards of data protection and security, the loss, retention or misuse of certain information and/or alleged violations of such laws and regulations may expose us to significant liability. Any or all of these issues could negatively impact our ability to attract new customers and increase engagement by existing customers, cause existing customers to elect to not renew their subscriptions, or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby adversely affecting our financial results.

We May Require Additional Capital to Grow our Business, and Our Financing Arrangements Expose us to Interest Rate and Default Risk

Our business may require additional capital to operate and expand. We have historically relied upon cash generated from operations and bank credit lines to satisfy our capital needs and finance growth. If we determine in the future to make significant investments in our business, including by acquiring assets or businesses from third parties, we may attempt to raise additional funds by securing additional debt financing or selling equity securities in either the public or the private markets. As the financial markets change and new regulations come into effect, the cost of acquiring financing and the methods of financing may change. We may not be able to obtain additional debt or equity financing on favorable terms, if at all. In February 2014, we raised approximately $57,520,000 through a public offering of 2,018,250 shares of our common stock. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to make acquisitions. Our inability to do any of the foregoing could reduce our ability to compete successfully and adversely affect our results of operations. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on acceptable terms to fund our needs.

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

Risks Relating to an Investment in our Common Stock

The Market Price of our Stock Has Been and May Continue to Be Volatile

As has recently been the case with the stocks of high technology companies, the market price of our common stock has been, and may continue to be, volatile. Our stock price may be adversely affected by many factors, including:

•	actual or anticipated fluctuations in our operating results, including those resulting from changes in accounting rules;

•	increased competition;

•	general market conditions;

•	announcements of technical innovations;

•	new products or services offered by us, our suppliers or our competitors;

•	expenses or other difficulties associated with assimilating companies acquired by us;

•	changes in the mix of sales channels;

•	the timing of significant customer orders;

•	changes in estimates or recommendations by securities analysts of our future financial performance, failure to obtain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;

•	the issuance of additional shares to obtain financing or for acquisitions;

•	our compliance with SEC and NASDAQ rules and regulations, including the Sarbanes-Oxley Act of 2002;

•	trading volume of our common stock;

•	the timing of stock sales under 10b5-1 plans or otherwise by our shareholders in the future; and

•	political instability, natural disasters, war and/or events of terrorism.

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

Because We do Not Expect to Pay Dividends on Our Common Stock, Stockholders Will Benefit from an Investment in our Common Stock Only if it Appreciates in Value

We have never paid cash dividends on our common stock and have no present intention to pay any dividends in the future.  We are not profitable and may not earn sufficient revenue to meet all operating cash needs for at least several years, if at all.  As a result, we intend to use all available cash and liquid assets in the development of our business.  Any future determination about the payment of dividends will be made at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements, our operating and financial conditions and on such other factors as our board of directors may deem relevant.  As a result, the success of an investment in our common stock will depend upon any future appreciation in its value.  There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Sales of a Substantial Number of Shares of Our Common Stock in the Public Market by Us or by Existing Stockholders, or the Perception that they may Occur, Could Cause our Stock Price to Decline.

Insiders presently hold a significant percentage of our stock, and our shares are thinly traded in the public market. Sales of substantial amounts of our common stock by us or by our stockholders, announcements of the proposed sales of substantial amounts of our common stock or the perception that substantial sales may be made, could cause the market price of our common stock to decline. We may issue additional shares of our common stock in follow-on offerings to raise additional capital or in connection with acquisitions or corporate alliances and we plan to issue additional shares to our employees and directors in connection with their services to us. Any issuance of additional common stock will dilute the ownership interest of existing common shareholders. All of the currently outstanding shares of our common stock are freely tradable under federal and state securities laws, except for shares held by our employees, directors, officers and certain greater than five percent shareholders, which may be subject to volume limitations. Sales of a substantial number of shares of our common stock in the public market could occur at any time and could reduce the market price of our common stock.

We Can Issue Shares of Preferred Stock that May Adversely Affect the Rights of Holders of Our Common Stock

Our certificate of incorporation authorizes us to issue up to 1,000,000 shares of preferred stock with designations, rights, and preferences determined from time to time by our board of directors.  Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock.  For example, an issuance of shares of preferred stock could:

•	adversely affect the voting power of the holders of our common stock;

•	make it more difficult for a third party to gain control of us;

•	discourage bids for our common stock at a premium;

•	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

•	otherwise adversely affect the market price or our common stock.

If Securities or Industry Analysts Publish Research or Reports About Our Business, or if they Change their Recommendations Regarding Our Stock, the Price of Our Stock and Trading Volume Could Decline

The trading market for our common stock is influenced by the research reports and opinions that are published about our business. If the analysts that cover us fail to publish reports in a regular manner, we could lose visibility in the financial markets, which could cause a significant and prolonged decline in our stock price due to lack of investor awareness. Furthermore, if one or more analysts downgrade our stock or comment negatively about our prospects or the prospects of other companies operating in our industry, our stock price could decline significantly.

Our Governing Documents and Delaware Law may Discourage the Potential Acquisitions of Our Business and Adversely Affect the Rights of our Common Stock

Our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. In addition, we are subject to anti-takeover provisions of Delaware law. These provisions may deter or discourage takeover attempts and other changes in control of us not approved by our board of directors. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition premium in our stock price.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Datawatch is currently headquartered in 14,683 square feet of leased office space in Chelmsford, Massachusetts pursuant to a sublease agreement executed on June 17, 2011. The sublease expires in June 2016. The aggregate rent for the remaining term of the sublease is approximately $283,000. In addition to rent, the sublease requires us to pay certain taxes, insurance and operating costs related to the leased facility based on our pro-rata share of such costs.

We also maintain sales and development offices in the U.S., and international sales, administrative and development offices in the U.K., Germany, Singapore, Sweden and Australia. In addition, we maintain a software development and testing facility in the Philippines.

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

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is listed and traded on the NASDAQ Capital Market under the symbol DWCH. The range of high and low closing prices during each fiscal quarter for the last two fiscal years is set forth below:

For the Year Ended	Common Stock
September 30, 2014	High ($)	Low ($)

4th Quarter	15.80	10.25
3rd Quarter	28.07	12.20
2nd Quarter	34.69	26.01
1st Quarter	37.85	27.40

For the Year Ended	Common Stock
September 30, 2013	High ($)	Low ($)

4th Quarter	30.79	17.60
3rd Quarter	18.97	12.46
2nd Quarter	15.21	10.88
1st Quarter	19.83	13.73

There were 70 shareholders of record as of November 24, 2014. We believe that the number of beneficial holders of common stock is approximately 3,178. The last reported sale of our common stock on December 4, 2014 was at $8.70.

We have not paid any cash dividends and it is anticipated that none will be declared in the foreseeable future. We intend to retain future earnings, if any, to provide funds for the operation, development and expansion of our business.

The following table provides information about the Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of September 30, 2014, including the 1996 Stock Plan, the Company’s 2006 Equity Compensation and Incentive Plan (the “2006 Plan”) and the Company’s Amended and Restated 2011 Equity Compensation and Incentive Plan (the “2011 Plan”). The 1996 Stock Plan, the 2006 Plan and the 2011 Plan have previously been approved our stockholders. The 1996 Stock Plan was terminated on December 9, 2006 and no further grants may be made under it.

	Number of	Weighted
	Securities to be	average exercise	Number of
	issued upon	price of	securities
	exercise of	outstanding	remaining
	outstanding	options,	available
	options, warrants	warrants and	for future
Plan Category	and rights(1)	rights(2)	issuance

Equity compensation plans approved by security holders	1,066,511	$5.97	643,224

Equity compensation plans not approved by security holders	-		-
Total	1,066,511		643,224

(1)	Of these shares, 883,511 were granted under the 2011 Plan, 163,000 were granted under the 2006 Plan and 20,000 were granted under the 1996 Stock Plan. As of September 30, 2014, 643,224 shares remained available for grant under the 2011 Plan.

(2)	Weighted average exercise prices do not include restricted stock units as these do not contain exercise prices.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the periods indicated. The selected consolidated financial data for and as of the end of the years in the five-year period ended September 30, 2014 are derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes which appear elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data:
Years Ended September 30,	2014	2013	2012	2011	2010
	(In thousands, except per share data)

Revenue	$35,087	$30,296	$26,006	$17,885	$17,674
Costs and Expenses	56,752	34,113	24,463	17,818	17,283
Income (Loss) from Operations	(21,665)	(3,817)	1,543	67	391
Net (Loss) Income	$(22,383)	$(4,197)	$1,034	$132	$380

(Loss) Earnings per Common Share:
Basic	$(2.24)	$(0.63)	$0.17	$0.02	$0.06
Diluted	$(2.24)	$(0.63)	$0.15	$0.02	$0.06

Balance Sheet Data:
September 30,	2014	2013	2012	2011	2010
	(In thousands)

Total Assets	$103,597	$68,914	$22,805	$13,134	$11,487
Working Capital	44,876	4,112	4,041	5,423	4,186
Long-term Obligations	1,238	3,594	3,448	288	302
Shareholders’ Equity	90,910	51,375	9,694	6,342	5,679

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

Our principal product line of Visual Data Discovery solutions includes the following products:

Datawatch Desktop™ - Visually Design, Discover and Explore New Insights

Datawatch Desktop lets users quickly start asking questions to see hidden patterns, spot problems and identify missed opportunities without programming or scripting. Our in-memory analytics engine enables on-the-fly aggregations and intuitive navigation and integration of data from virtually any data source. With a simple drag-and-drop interface, users can set up hierarchies and filters in their dashboards to make it easier to spot outliers and to see how different subsets of data correlate with each other. Datawatch Desktop is based on the combination of the former Panopticon Desktop and Monarch Professional products which provides a range of specialized visualizations designed specifically to make analyzing streaming data, time series data and historical data more impactful. Pre-built connectors make it simple to access and combine information from any data source, including data streams from message brokers and complex event processing engines.

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

Datawatch Report Mining Server™ - Unlocking the Power of Content

Datawatch’s Report Mining Server (RMS) is a web-based report analytics solution that integrates with any existing enterprise content management system such as Datawatch Report Manager On-Demand, IBM Content Manager OnDemand, Microsoft SharePoint, Hyland OnBase, ASG Mobius ViewDirect and others. Datawatch RMS opens up the corporate data locked in content management systems, static reports and business documents, enabling dynamic business-driven analysis of information using Datawatch Desktop or other productivity tools with no user programming.

We offer our enterprise products through perpetual licenses and subscription pricing models. Subscriptions automatically renew unless terminated with 90 days’ notice following the first year of the subscription term. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. The subscription renewal rate is the same as the initial subscription rate. During fiscal years 2014, 2013 and 2012, subscription revenues were approximately $439,000, $234,000 and $301,000, respectively.

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

Revenue Recognition, Allowance for Bad Debts and Returns Reserve

We license our software products directly to end-users and indirectly to end-users, through value-added resellers, strategic partners and distributors. Sales to indirect distribution channels accounted for approximately 44%, 45% and 31%, of total sales for fiscal years 2014, 2013 and 2012, respectively. Revenue from the sale of all software products (when separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collectability is reasonably assured, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Our software product offerings do not require customization. Our software products can be installed and used by customers on their own with little or no configuration required. Multi-user licenses marketed by us are sold as a right to use the number of licenses, and the license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations by us.

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

Our software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. We also offer a 30 day money-back guarantee on our Datawatch Modeler product sold directly to end-users. Additionally, we provide our sole distributor, Lifeboat Distribution, with stock-balancing rights. Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other criteria for revenue recognition as stated above are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from us, (iii) we are not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. Our experience and history with our distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at, and the returns history with, our sole distributor and various resellers, which we monitor frequently. Once the estimates of potential future returns from all sources are made, we determine if we have adequate returns reserves to cover anticipated returns and the returns reserve is adjusted as required. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by us. Our returns reserves were approximately $10,000 and $20,000 as of September 30, 2014 and 2013, respectively.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. We analyze accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the collectability of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on our financial position and results of operations. Our allowance for doubtful accounts was approximately $53,000 and $43,000 as of September 30, 2014 and 2013, respectively.

Income Taxes

We have deferred tax assets primarily related to net operating loss carryforwards and tax credits that expire at different times through 2034 or have an unlimited carryforward. At September 30, 2014, we had U.S. federal tax loss carryforwards of approximately $27,020,000, expiring at various dates through 2034, including approximately $182,000 resulting from an acquisition undertaken during 2004 which are subject to additional annual limitations as a result of the changes in ownership, and had approximately $11,863,000 in state tax loss carryforwards, which also expire at various dates through 2034. Included in the Federal and state net operating loss carryforwards are approximately $7,668,000 of tax deductions from share-based compensation, which will be recorded as additional paid-in capital when realized. An alternative minimum tax credit of approximately $7,000 is available to offset future regular federal taxes. We have federal research and development credits of approximately $754,000 that begin to expire beginning in 2021 and state credits of approximately $522,000 that expire at various dates through 2029. In addition, we have the following foreign net operating loss carryforwards: U.K. losses of approximately $3,482,000 with no expiration date, Australia losses of approximately $3,814,000 with no expiration date, Germany losses of approximately $2,000,000 with no expiration date, Singapore losses of approximately $2,339,000 with no expiration date, and Sweden losses of approximately $10,500,000 with no expiration date.

Significant judgment is required in determining our provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which our deferred tax assets will be recoverable are considered in making these determinations. We do not believe the deferred tax assets in all of our jurisdictions, with the exception of Sweden, are more likely than not to be realized and therefore a full valuation allowance has been provided against the deferred tax assets in the U.S., U.K., Australia, Germany, and Singapore at September 30, 2014 and 2013. Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in us concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes. Total net deferred tax assets subject to the full valuation allowance were approximately $14,064,000 as of September 30, 2014.

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

At October 1, 2011, we had a cumulative tax liability of approximately $175,000 related to foreign tax exposure. During the fiscal year ended September 30, 2012, we increased our tax liability by approximately $25,000. During the fiscal year ended September 30, 2013, we increased our uncertain tax liability by approximately $153,000. During the fiscal year ended September 30, 2014, we decreased our uncertain tax liability by approximately $18,000 due to the statute of limitations expiring and the effective settlement of uncertain tax liabilities. This results in a cumulative tax liability of approximately $335,000 at September 30, 2014. These amounts have been recorded in other long-term liabilities in our accompanying consolidated balance sheets.

We recorded Measurement Period Adjustments to goodwill for the Panopticon Software AB and Panopticon Software, Inc. acquisitions as the result of additional information obtained during the measurement period which ended August 28, 2014. During the fourth quarter of fiscal year-ended September 30, 2014, we completed our pre-acquisition tax returns for Panopticon Software AB and Panopticon Software, Inc. Upon completion of these filings, we were able to finalize our assessment of acquired deferred tax assets and recorded a decrease of approximately $389,000 to goodwill offset by an increase in the tax assets.   The net increase in tax assets includes an increase of $407,000 related to the deferred tax asset for net operating losses of Panopticon Software AB and a decrease of $18,000 related to the pre-acquisition income tax payable of Panopticon Software, Inc. Accordingly, the prior period has been retrospectively adjusted for such Measurement Period Adjustments.

Capitalized Software Development Costs

We capitalize certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to engineering and product development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life of the product (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally 4 to 24 months. The net amount of capitalized software development costs was approximately $0 and $350,000 at September 30, 2014 and 2013, respectively. During fiscal 2014, we capitalized approximately $250,000 of software development costs related to products developed in fiscal year 2014. During fiscal 2013, we capitalized approximately $440,000 of software development costs related to products developed in fiscal year 2013.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. Indefinite-lived intangibles are intangible assets whose useful lives are indefinite in that their lives extend beyond the foreseeable horizon – that is there is no foreseeable limit on the period of time over which they are expected to contribute to the cash flows of the reporting entity. We account for these items in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 Intangibles- Goodwill and Other, under which goodwill and intangible assets having indefinite lives are not amortized but instead are reviewed annually, or more frequently as a result of an event or change in circumstances, for possible impairment with impaired assets written down to fair value.

On August 28, 2013, we acquired all of the outstanding shares of Panopticon Software, AB and subsidiaries (“Panopticon”), a privately held Swedish company specializing in the delivery of real-time visual data discovery solutions, for a purchase price of approximately $42,819,000 paid primarily in shares of Datawatch common stock. In addition, approximately $1,000,000 of total acquisition costs were incurred in fiscal year 2013 and are included in general and administrative expense in the accompanying consolidated statement of operations. The internally developed technology asset of Panopticon is being amortized to cost of software licenses using the straight-line method over the estimated life of the asset, which is seven and one-half years. Other intangible assets consist of customer relationships which is amortized to sales and marketing expense, developed technology which is amortized to cost of software licenses and trade name which is amortized to general and administrative expense. The values allocated to customer relationships, developed technology and trade name are amortized using the straight-line method over the estimated life of the related asset. Goodwill and assembled workforce are considered indefinite-lived intangibles and are not amortized but instead are tested for tested for impairment annually or more frequently if changes in circumstances or the occurrence of events indicate possible impairment.

We recorded Measurement Period Adjustments to goodwill for the Panopticon Software AB and Panopticon Software, Inc. acquisitions as the result of additional information obtained during the measurement period which ended August 28, 2014. During the fourth quarter of fiscal year-ended September 30, 2014, we completed our pre-acquisition tax returns for Panopticon Software AB and Panopticon Software, Inc. Upon completion of these filings, we were able to finalize our assessment of acquired deferred tax assets and recorded a decrease of approximately $389,000 to goodwill offset by an increase in the tax assets.   The net increase in tax assets includes an increase of $407,000 related to the deferred tax asset for net operating losses of Panopticon Software AB and a decrease of $18,000 related to the pre-acquisition income tax payable of Panopticon Software, Inc. Accordingly, the prior period has been retrospectively adjusted for such Measurement Period Adjustments.

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

The intangible asset amounts amortized to cost of software licenses totaled approximately $608,000, $128,000 and $46,000 for fiscal 2014, 2013 and 2012, respectively. Intangible asset amounts amortized to sales and marketing expense totaled approximately $646,000, $206,000 and $166,000 for fiscal 2014, 2013 and 2012, respectively. Intangible asset amounts amortized to general and administrative expense totaled approximately $48,000 and $4,000 for fiscal 2014 and 2013, respectively. There were no intangible assets amortized to general and administrative expense for fiscal 2012. Intangible asset amounts amortized to interest expense totaled approximately $123,000, $33,000 and $16,000 for fiscal 2014, 2013 and 2012, respectively.

We review goodwill and intangible assets annually during the fourth quarter of every year and more frequently if events and circumstances indicate that the asset may be impaired, such as a significant reduction in cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary. No impairment charges were taken for goodwill and intangible assets during fiscal year 2014.

Accounting for Share-Based Compensation

We recognize share-based compensation expense in accordance with U.S. generally accepted accounting principles which require that all share-based awards, including grants of employee stock options and restricted stock units, be recognized in the financial statements based on their fair value at date of grant.

We recognize the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. For the fiscal year ended September 30, 2014, we recorded share-based compensation expense of approximately $8,446,000 of which approximately $265,000 pertains to options. At September 30, 2014, we had approximately $268,000 of unrecognized compensation costs related to options which is expected to be recognized over a weighted-average period of 1.56 years. In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

We use an expected stock-price volatility assumption that is based on historical volatilities of the underlying stock which are obtained from public data sources. We believe this approach results in a reasonable estimate of volatility. There were no options granted during the fiscal year ended September 30, 2014. For the stock option grants issued during the fiscal year ended September 30, 2013, we used an expected stock-price volatility of 72.95% based upon the historical volatility at the time of issuance.

With regard to the expected option life assumption, we consider the exercise behavior of past grants and model the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect. For the stock option grants issued during the year ended September 30, 2013, we used an expected option life assumption of 5 years.

With regard to the forfeiture rate assumption, we review historical voluntary turnover rates. For the stock option grants issued during the fiscal year ended September 30, 2013, we used an annual estimated forfeiture rate of 10%. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.

We also periodically grant awards of restricted stock units (“RSUs”) to each of our non-employee directors and some of our employees on a discretionary basis pursuant to our stock compensation plans. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of our common stock. Each RSU vests at the rate of 33.33% on each of the first through third anniversaries of the grant date. Additionally, some of the RSUs are subject to a further vesting condition that our common stock must trade at prices greater than certain minimum per share prices on a national securities exchange for a period of twenty consecutive days prior to the fourth or fifth anniversary of the grant date depending on the grant. For such RSUs, we apply the Monte Carlo option-pricing model for determining the fair value on the date of grant. For the fiscal year ended September 30, 2014, we recorded share-based compensation expense of approximately $8,181,000 related to RSUs. At September 30, 2014, we had approximately $11,015,000 of unrecognized compensation costs related to RSUs, which is expected to be recognized over a weighted-average period of 1.84 years.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from our accompanying consolidated financial statements. The operating results for any period should not be considered indicative of the results expected for any future period.

	Years Ended September 30,
	2014	2013	2012
REVENUE:
Software licenses	59%	64%	65%
Maintenance	37	32	30
Professional Services	4	4	5
Total revenue	100	100	100

COSTS AND EXPENSES:
Cost of software licenses	11	8	9
Cost of maintenance and services	10	8	10
Sales and marketing	89	61	47
Engineering and product development	26	13	11
General and administrative	26	22	17
Total costs and expenses	162	112	94
(Loss) income from operations	(62)	(12)	6
Interest expense	(1)	(2)	(2)
Other (expense) income	(2)	1	-
Foreign currency transaction loss	-	-	-
(Loss) income before income taxes	(65)	(13)	4
Benefit for income taxes	1	-	-
Net (loss) income	(64)%	(13)%	4%

Fiscal Year Ended September 30, 2014 as Compared to

Fiscal Year Ended September 30, 2013

Total Revenues

The following table presents revenue, revenue increase (decrease) and percentage change in revenue for the years ended September 30, 2014 and 2013 (in thousands):

	Year Ended September 30,			Percentage
	2014	2013	Increase	Change

Software licenses	$20,627	$19,430	$1,197	6%
Maintenance	12,845	9,700	3,145	32
Professional services	1,615	1,166	449	39
Total revenue	$35,087	$30,296	$4,791	16%

Revenue for the fiscal year ended September 30, 2014 was approximately $35,087,000 which represents an increase of approximately $4,791,000, or 16%, from revenue of approximately $30,296,000 for the fiscal year ended September 30, 2013. For fiscal 2014, Visual Data Discovery revenue accounted for approximately 98% of total revenue as compared to approximately 97% for fiscal 2013.

Software license revenue for the fiscal year ended September 30, 2014 was approximately $20,627,000, or 59%, of total revenue, as compared to approximately $19,430,000, or 64%, of total revenue for the fiscal year ended September 30, 2013. This represents an increase of approximately $1,197,000, or 6%, from the fiscal year ended September 30, 2013. The increase in software license revenue consisted of an increase of approximately $1,195,000 in Visual Data Discovery solutions and an increase of approximately $2,000 in Business Service Management Solutions. We attribute the increase in software license revenue to products acquired in connection with our acquisition of Panopticon Software, AB (Panopticon), discussed in Note 2 in the accompanying condensed consolidated financial statements.

Maintenance revenue for the fiscal year ended September 30, 2014 was approximately $12,845,000, or 37%, of total revenue, as compared to approximately $9,700,000, or 32%, of total revenue for the fiscal year ended September 30, 2013. This represents an increase of approximately $3,145,000, or 32%, from the fiscal year ended September 30, 2013. The increase in maintenance revenue consisted of an increase of approximately $3,293,000 in Visual Data Discovery solutions which was partially offset by a decrease of approximately $148,000 in Business Service Management Solutions. We attribute the increase in maintenance revenue to maintenance renewals of Datawatch Modeler (formerly Monarch Professional) primarily driven by a broader customer base interested in being current with support and maintenance to be eligible for upgrades as well as new maintenance subscriptions and renewals attributable to products acquired in connection with our acquisition of Panopticon.

Professional services revenue for the fiscal year ended September 30, 2014 was approximately $1,615,000, or 4%, of total revenue, as compared to $1,166,000, or 4%, of total revenue, for the fiscal year ended September 30, 2013. This represents an increase of approximately $449,000, or 39%, from the fiscal year ended September 30, 2013. The increase in professional services revenue consisted of an increase of approximately $478,000 in Visual Data Discovery solutions offset by a decrease of approximately $29,000 in Business Service Management Solutions. The increase in professional services was primarily attributable to professional services being sold in connection with our Datawatch Server product offerings.

Costs and Operating Expenses

The following table presents costs of sales and operating expenses, increase (decrease) in costs of sales and operating expenses and percentage changes in costs of sales and operating expenses for the years ended September 30, 2014 and 2013 (in thousands):

	Year Ended September 30,			Percentage
	2014	2013	Increase	Change

Cost of software licenses	$4,013	$2,505	$1,508	60%
Cost of maintenance and services	3,351	2,440	911	37
Sales and marketing	31,133	18,482	12,651	68
Engineering and product development	9,074	3,893	5,181	133
General and administrative	9,181	6,793	2,388	35
Total costs and operating expenses	$56,752	$34,113	$22,639	66%

Cost of software licenses for the fiscal year ended September 30, 2014 was approximately $4,013,000, or 19%, of software license revenues, as compared to approximately $2,505,000, or 13%, of software license revenues for the fiscal year ended September 30, 2013. The increase in cost of software licenses of approximately $1,508,000 was primarily due to a full year of software amortization of acquired intellectual property resulting from our acquisition of Panopticon as well as amortization of capitalized development costs pertaining to the latest release of our Visual Data Discovery products. Also contributing to the year over year increase were royalty costs associated with a new OEM partnership.

Cost of maintenance and services for the fiscal year ended September 30, 2014 was approximately $3,351,000, or 23%, of maintenance and services revenue, as compared to approximately $2,440,000, or 22%, of maintenance and services revenue for the fiscal year ended September 30, 2013.  The increase of approximately $911,000 was primarily due to increased headcount and corresponding employee related costs resulting from investments made in our services organization.

Sales and marketing expenses for the fiscal year ended September 30, 2014 were approximately $31,133,000, or 89%, of total revenue, as compared to approximately $18,482,000, or 61%, of total revenue for the fiscal year ended September 30, 2013. The increase in sales and marketing expenses of approximately $12,651,000, or 68%, is comprised of an increase in sales expense of approximately $8,146,000 and an increase in marketing expense of approximately $4,505,000. The increased sales expense resulted from a full year of wages, share-based compensation expense and other employee-related costs primarily attributable to increased headcount resulting from the acquisition of Panopticon. Other contributing costs associated with the year over year increase in sales expense included a full year of amortization of acquired intangible assets and rent expense resulting from the acquisition of Panopticon. The marketing increase was primarily comprised of trade show, professional services and advertising costs associated with branding and marketing activities surrounding our go to market strategy of moving from a desktop sales company to an enterprise sales company, our continued expansion into the Visual Data Discovery marketplace and the acquisition and integration of Panopticon. Increases in employee-related costs primarily attributable to increased headcount resulting from the acquisition of Panopticon also contributed to the overall marketing expense increase when compared to last year.

Engineering and product development expenses were approximately $9,074,000, or 26%, of total revenue for the fiscal year ended September 30, 2014 as compared to approximately $3,893,000, or 13%, of total revenue for the fiscal year ended September 30, 2013. The increase in engineering and product development expenses of approximately $5,181,000, or 133%, was primarily attributable to a full year of wages, share-based compensation and other employee-related costs due to increased headcount resulting from the acquisition of Panopticon, as well as an increased focus on product development to support our efforts of moving from a desktop sales company to an enterprise sales company when compared to last year. Increases in consulting also contributed to the increase in engineering and product development expenses.

General and administrative expenses were approximately $9,181,000, or 26%, of total revenue for the fiscal year ended September 30, 2014 as compared to approximately $6,793,000, or 22%, of total revenue for the fiscal year ended September 30, 2013. The increase in general and administrative expenses of approximately $2,388,000, or 35%, was primarily attributable to full year of wages, share-based compensation and other employee-related costs associated with additional headcount resulting from the acquisition of Panopticon. In addition, higher external consulting costs and facilities expenditures offset by a decrease in acquisition fees related to the acquisition of Panopticon contributed to the overall increase in general and administrative expenses when compared to last year.

Interest expense for the fiscal year ended September 30, 2014 of approximately $406,000 represents primarily interest expense related to a $2,000,000 subordinated note with a private investment company, a $2,000,000 long term note with a bank resulting from the refinancing of our original debt with the private investment company and the borrowings under a $2,000,000 revolving credit facility with the same bank. Interest expense of approximately $682,000 for the fiscal year ended September 30, 2013 represents primarily interest expense related to our $4,000,000 subordinated notes with a private investment company and borrowings under a $2,000,000 revolving credit facility with a bank. These financings were issued in connection with our acquisition of the intellectual property underlying our Datawatch Modeler and Datawatch Automator product offerings in fiscal 2012 and were paid off in full and terminated during the fiscal year ended September 30, 2014.

Other expenses for the fiscal year ended September 30, 2014 of approximately $755,000 represented primarily a loss on extinguishment of debt recorded as a result of paying down the $2,000,000 subordinated note with a private investment company. The loss of approximately $795,000 represented the unamortized debt discount on the subordinated note. Other income for the fiscal year ended September 30, 2013 of approximately $249,000 is primarily related to the reversal of cumulative translation adjustments resulting from the dissolution of the Datawatch Europe entity.

Loss on foreign currency transactions for the fiscal year ended September 30, 2014 was approximately $76,000 as compared to a loss of approximately $41,000 for the fiscal year ended September 30, 2013. The foreign currency loss for the fiscal year ended September 30, 2014 was primarily attributable to fluctuation of the British pound sterling and other foreign currencies we transact in.

Income tax benefit for the year ended September 30, 2014 was approximately $519,000 as compared to an income tax benefit of approximately $88,000 for the year ended September 30, 2013. The income tax benefit for the year ended September 30, 2014 was comprised of a Federal tax provision in the United States of $1,000, a state tax provision of approximately $20,000, a foreign tax benefit of approximately $522,000, and a benefit for uncertain tax positions relative to U.S., state, and foreign tax of approximately $18,000. The income tax benefit for the year ended September 30, 2013 was comprised of a Federal tax benefit in the United States of approximately $4,000, a state tax benefit of approximately $8,000, a foreign tax benefit of approximately $83,000, and a provision for uncertain tax positions relative to U.S. tax of approximately $7,000.

Net loss for the year ended September 30, 2014 was approximately $22,383,000, or approximately $2.24 per diluted share, as compared to net loss of approximately $4,197,000, or approximately $0.63 per diluted share, for the year ended September 30, 2013.

Fiscal Year Ended September 30, 2013 as Compared to

Fiscal Year Ended September 30, 2012

Total Revenues

The following table presents revenue, revenue increase (decrease) and percentage change in revenue for the years ended September 30, 2013 and 2012 (in thousands):

	Year Ended September 30,			Percentage
	2013	2012	Increase	Change

Software licenses	$19,430	$16,800	$2,630	16%
Maintenance	9,700	7,902	1,798	23
Professional services	1,166	1,304	(138)	(11)
Total revenue	$30,296	$26,006	$4,290	17%

Revenue for the fiscal year ended September 30, 2013 was approximately $30,296,000 which represents an increase of approximately $4,290,000, or 17%, from revenue of approximately $26,006,000 for the fiscal year ended September 30, 2012. For fiscal 2013, Visual Data Discovery revenue accounted for approximately 97% of total revenue as compared to approximately 95% for fiscal 2012.

Software license revenue for the fiscal year ended September 30, 2013 was approximately $19,430,000, or 64%, of total revenue, as compared to approximately $16,800,000, or 65%, of total revenue for the fiscal year ended September 30, 2012. This represents an increase of approximately $2,630,000, or 16%, from fiscal 2012. The increase in software license revenue consists of an increase of approximately $2,764,000 in Visual Data Discovery solutions which were partially offset by a decrease of approximately $134,000 in Business Service Management Solutions. We attribute the increase in software license revenue to our new product positioning and the investments we have made in our sales and marketing organization which resulted in both increased desktop and enterprise license sales during the year.

Maintenance revenue for the fiscal year ended September 30, 2013 was approximately $9,700,000, or 32%, of total revenue, as compared to approximately $7,902,000, or 30%, of total revenue for the fiscal year ended September 30, 2012. This represents an increase of approximately $1,798,000, or 23%, from fiscal 2012. The increase in maintenance revenue consists of an increase of approximately $1,946,000 in Visual Data Discovery solutions which were partially offset by a decrease of approximately $148,000 in Business Service Management Solutions. We attribute the overall increase in maintenance revenue to higher overall sales and higher renewal rates of Datawatch Modeler.

Professional services revenue for the fiscal year ended September 30, 2013 was approximately $1,166,000, or 4%, of total revenue, as compared to approximately $1,304,000, or 5%, of total revenue for the fiscal year ended September 30, 2012. This represents a decrease of approximately $138,000, or 11%, from fiscal 2012. The decrease in professional services revenue consists of a decrease of approximately $54,000 in Visual Data Discovery solutions and a decrease of approximately $84,000 in Business Service Management Solutions. This decrease is due to lower consulting services primarily within our Report Manager On-Demand product offering.

Costs and Operating Expenses

The following table presents costs of sales and operating expenses, increase (decrease) in costs of sales and operating expenses and percentage changes in costs of sales and operating expenses for the years ended September 30, 2013 and 2012 (in thousands):

	Year Ended September 30,			Percentage
	2013	2012	Increase	Change

Cost of software licenses	$2,505	$2,270	$235	10%
Cost of maintenance and services	2,440	2,530	(90)	(4)
Sales and marketing	18,482	12,263	6,219	51
Engineering and product development	3,893	2,790	1,103	40
General and administrative	6,793	4,610	2,183	47
Total costs and operating expenses	$34,113	$24,463	$9,650	39%

Cost of software licenses for the fiscal year ended September 30, 2013 was approximately $2,505,000, or 13%, of software license revenues, as compared to approximately $2,270,000, or 14%, of software license revenues for the fiscal year ended September 30, 2012. The increase in cost of software licenses is primarily due to higher software amortization costs attributable to the acquisition of intellectual property underlying our Datawatch Modeler (formerly Monarch Professional) and Datawatch Automator (formerly Data Pump) products on March 30, 2012 which was partially offset by lower royalty expense. As a result of the 2012 intellectual property acquisition, we are no longer charging royalty expense to cost of software licenses but are amortizing the purchase price of the intellectual property to cost of software licenses. See additional information regarding the amortization of the intellectual property in Note 1 to our accompanying consolidated financial statements.

Cost of maintenance and services for the fiscal year ended September 30, 2013 was approximately $2,440,000, or 22%, of maintenance and services revenue, as compared to approximately $2,530,000, or 27%, of maintenance and services revenue for the fiscal year ended September 30, 2012.  The decrease of approximately $90,000 is due to lower commission and other employee related costs.

Sales and marketing expenses for the fiscal year ended September 30, 2013 were approximately $18,482,000, or 61%, of total revenue, as compared to approximately $12,263,000, or 47%, of total revenue for fiscal 2012. The increase in sales and marketing expenses of approximately $6,219,000, or 51%, is due to increased commissions, higher wages and employee-related costs attributable to increased headcount and increased promotional, lead generation and consulting costs as compared to last year. The increases reflect our significant investment in a new sales and marketing team during the most recent fiscal year to accelerate revenue generation.

Engineering and product development expenses were approximately $3,893,000, or 13%, of total revenue for the fiscal year ended September 30, 2013 as compared to approximately $2,790,000, or 11%, of total revenue in fiscal 2012. The increase in engineering and product development expenses of approximately $1,103,000, or 40%, is primarily attributable to higher wages and other employee-related costs due to increased headcount offset by lower external consulting costs as compared to last year.

General and administrative expenses were approximately $6,793,000, or 22%, of total revenue for the fiscal year ended September 30, 2013 as compared to approximately $4,610,000, or 17%, of total revenue in fiscal 2012. The increase in general and administrative expenses of approximately $2,183,000, or 47%, is primarily attributable to acquisition fees related to the Panopticon acquisition of approximately $1,000,000, higher external consulting costs as well as higher share-based compensation and employee-related costs as compared to last year.

Interest expense for the fiscal year ended September 30, 2013 of approximately $682,000 represents primarily interest expense related to a $2,000,000 subordinated note with a private investment company, a $2,000,000 long term note with a bank resulting from the refinancing of our original debt with the private investment company and the borrowings under a $2,000,000 revolving credit facility with the same bank. All of these financings were issued in connection with our acquisition of the intellectual property underlying our Datawatch Modeler and Datawatch Automator product offerings in fiscal 2012. Interest expense of approximately $339,000 for the fiscal year ended September 30, 2012 represents primarily interest expense related to both our $4,000,000 subordinated note with a private investment company and borrowings under a $2,000,000 revolving credit facility with a bank. Both of these financings were issued in connection with our acquisition of the intellectual property underlying our Datawatch Modeler and Datawatch Automator product offerings in fiscal 2012.

Other income for the fiscal year ended September 30, 2013 of approximately $249,000 is primarily related to the reversal of cumulative translation adjustments resulting from the dissolution of the Datawatch Europe entity.

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

 Income tax benefit for the year ended September 30, 2013 was approximately $88,000 as compared to an income tax provision of approximately $50,000 for the year ended September 30, 2012. The income tax benefit for the year ended September 30, 2013 was comprised of a Federal tax benefit in the United States of approximately $4,000, a state tax benefit of approximately $8,000, a foreign tax benefit of approximately $83,000, and a provision for uncertain tax positions relative to U.S. tax of approximately $7,000.  Income tax expense for the year ended September 30, 2012 was comprised of a provision for uncertain tax positions relative to foreign taxes of approximately $25,000 and minimum state tax liabilities and federal alternative minimum taxes totaling approximately $25,000.

Net loss for the year ended September 30, 2013 was approximately $4,197,000, or approximately $0.63 per diluted share, as compared to net income of approximately $1,034,000, or approximately $0.15 per diluted share, for the year ended September 30, 2012.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

We lease various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire through 2019. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was approximately $954,000, $545,000 and $454,000 for fiscal years 2014, 2013 and 2012, respectively.

As of September 30, 2014, our contractual obligations include minimum rental commitments under non-cancelable operating leases, debt obligations and other long-term liabilities related to uncertain tax positions as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 – 2 Years	3 – 5 Years	5 Years

Operating Lease Obligations	$925	$527	$264	$134	$-
Other long-term liabilities	$335	$-	$-	$-	$335

Prior to the acquisition of intellectual property underlying our Datawatch Modeler and Datawatch Automator product offerings disclosed in Note 1 to our accompanying consolidated financial statements, we were obligated to pay royalties up to 50% on revenue generated by the sale of certain licensed software products. As a result of the acquisition of the intellectual property, we are no longer required to pay royalties related to our Datawatch Modeler and Datawatch Automator products. Royalty expense included in cost of software licenses was approximately $416,000, $194,000 and $1,161,000, respectively, for the years ended September 30, 2014, 2013 and 2012.

Our software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, we would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or service warranties. As a result, we believe our exposure related to these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2014.

We enter into indemnification agreements in the ordinary course of business. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of September 30, 2014.

Certain of our agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby we will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of our employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of September 30, 2014.

As permitted under Delaware law, we have agreements with our directors whereby we will indemnify them for certain events or occurrences while the director is, or was, serving at our request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, our director and officer insurance policy would enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe our exposure related to these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current cash balances and cash generated from operations will be sufficient to meet our cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At September 30, 2014, we had approximately $47,668,000 of cash and cash equivalents as compared to approximately $10,312,000 as of September 30, 2013, an increase of approximately $37,356,000. Approximately $1,609,000 of cash and cash equivalents at September 30, 2014 was located in foreign banks.

At September 30, 2014, we had working capital of approximately $44,876,000 as compared to approximately $4,112,000 as of September 30, 2013. We do not anticipate additional cash requirements to fund growth or the acquisition of additional complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, we may seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that we will be able to issue additional equity or obtain a new or expanded credit facility at attractive prices or rates, or at all.

We had a net loss of approximately $22,383,000 for the year ended September 30, 2014 as compared to net loss of approximately $4,197,000 for the year ended September 30, 2013 and net income of $1,034,000 for the year ended September 30, 2012, respectively. During the years ended September 30, 2014, approximately $10,992,000 of cash was used in our operating activities. During the years ended September 30, 2013 and 2012, approximately $2,392,000 and $3,955,000 of cash was provided by our operations. During fiscal year 2014, the main use of cash from operations was net loss adjusted for depreciation and amortization and share-based compensation expense, as well as decreases in accounts payable, accrued expenses and other liabilities offset by increases in accounts receivable and prepaid expenses and other assets.

Net cash used in investing activities for the year ended September 30, 2014 of approximately $526,000 is attributable to increases in capitalized software development costs and purchases of property and equipment. Net cash used in investing activities for the year ended September 30, 2013 of approximately $523,000 is primarily related to increases in capitalized software development costs.

On February 19, 2014, we completed a public offering of 2,018,250 shares of common stock at a price to the public of $28.50 per share. The number of shares we sold includes the underwriters’ full exercise of their over-allotment option of 263,250 shares. Net proceeds from the offering, after underwriting discounts and expenses, were approximately $53,628,000.

Net cash provided by financing activities for the year ended September 30, 2014 was approximately $48,965,000 and was primarily attributable to the public offering completed on February 19, 2014 offset by the repayments of debt and repayments on the line of credit. Net cash provided by financing activities for the year ended September 30, 2013 was approximately $63,000.

On March 30, 2012, we entered into a Note and Warrant Purchase Agreement with a private investment company. The terms of the Note and Warrant Purchase Agreement included a $4,000,000 subordinated note and warrants for 185,000 shares of our common stock. As of September 30, 2014, we had paid down all amounts owed under the subordinated note and the note and the Note and Warrant Purchase Agreement had been terminated, except with respect to the outstanding warrants.

On March 30, 2012, we entered into a Loan and Security Agreement (“Loan Agreement”) with a bank which established a $2,000,000 revolving line of credit facility and borrowed $1,500,000 under the Loan Agreement on that date. On August 15, 2013, we entered into an amendment to this agreement which provided for an advance (“Term Loan Advance”) of $2,000,000 which was used to reduce our outstanding obligations to the private investment company as described above. After repayment, the Term Loan Advance cannot be re-borrowed. As of September 30, 2014, we had paid down all amounts owed under the revolving credit facility and the term loan advance, and such facilities and the Loan Agreement had been terminated.

We believe that our current operations have not been materially impacted by the effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of a joint project by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that would: remove inconsistencies and weaknesses, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets, improve disclosure requirements and resulting financial statements, and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. We are currently assessing the impact of this guidance.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our accompanying consolidated financial statements.

Item 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At September 30, 2014, we did not participate in or hold any derivative financial instruments or commodity instruments. We hold no investment securities that possess significant market risk.

Primary Market Risk Exposures

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. Approximately 17%, 13% and 15% of our revenues for fiscal 2014, 2013 and 2012, respectively, were from our foreign subsidiaries. In addition, approximately 22%, 17% and 17% of our operating expenses for fiscal 2014, 2013 and 2012 respectively, were from our foreign subsidiaries.

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in several currencies, of which the most significant to our operations has historically been the British Pound. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to our international subsidiaries, if any, are usually considered to be of a long-term investment nature. Accordingly, the majority of currency movements are reflected in our other comprehensive income (loss). Foreign currency translation losses arising during fiscal 2014 and 2013 were approximately $342,000 and $162,000, respectively. Foreign currency translation gain arising during fiscal 2012 was approximately $82,000. There are, however, certain situations where we will invoice customers in currencies other than our own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in foreign currency transaction (losses) gains in the accompanying consolidated statements of operations and were losses of approximately $76,000, $41,000, and $126,000 for the years ended September 30, 2014, 2013 and 2012, respectively.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and the related notes thereto of Datawatch Corporation and the Report of Independent Registered Public Accounting Firms thereon are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Datawatch Corporation

We have audited the accompanying consolidated balance sheet of Datawatch Corporation and subsidiaries (“the Company”) as of September 30, 2014, and the related consolidated statements of operations, shareholders’ equity, comprehensive (loss) income and cash flows for the year ended September 30, 2014. We also have audited Datawatch Corporation’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datawatch Corporation as of September 30, 2014, and the results of its operations and its cash flows for the year ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Datawatch Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

/s/ McGladrey LLP

McGladrey LLP

Boston, Massachusetts

December 5, 2014

REPORT OF MARCUM, LLP INDEPENDENT REGISTREED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Datawatch Corporation

Chelmsford, Massachusetts

We have audited the accompanying consolidated balance sheet of Datawatch Corporation and subsidiaries (the “Company”) as of September 30, 2013 and the related consolidated statements of operations, shareholders’ equity, comprehensive (loss) income, and cash flows for each of the years in the two-year period ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datawatch Corporation and subsidiaries as of September 30, 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

Effective October 1, 2012, the Company adopted Financial Accounting Standards Board issued ASU No. 2011-05, Comprehensive Income (Topic 220).

/s/ Marcum LLP

Marcum LLP

Boston, Massachusetts
December 17, 2013

DATAWATCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,668	$10,312
Accounts receivable, net of allowance for doubtful accounts and sales returns of $63 as of September 30, 2014 and 2013	7,024	6,622
Inventories	148	45
Prepaid expenses and other current assets	1,485	921
Total current assets	56,325	17,900

Property and equipment:
Office furniture and equipment	1,473	1,382
Software	492	492
Leasehold improvements	594	551
	2,559	2,425
Less accumulated depreciation	(2,159)	(2,136)
Property and equipment, net	400	289

Acquired intellectual property, net	11,057	13,834
Other intangible assets, net	7,090	8,260
Goodwill and indefinite-lived assets	28,383	28,383
Deferred tax asset, net	239	-
Other long-term assets	103	248
Total assets	$103,597	$68,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$-	$900
Current portion of debt, net of unamortized debt discount of $157 as of September 30, 2013	-	977
Accounts payable	925	1,433
Accrued expenses	2,884	3,481
Deferred revenue	7,401	6,997
Current deferred tax liability	239	-
Total current liabilities	11,449	13,788

LONG-TERM LIABILITIES:
Long-term debt, net of unamortized debt discount of $703 as of September 30, 2013	-	2,108
Deferred revenue, long-term	105	214
Noncurrent deferred tax liability	798	1,076
Other long-term liabilities	335	353
Total long-term liabilities	1,238	3,751
Total liabilities	12,687	17,539

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01; authorized: 20,000,000 shares; issued and outstanding: 11,289,098 shares and 11,057,858 shares, respectively, as of September 30, 2014 and 8,795,023 shares and 8,477,552 shares, respectively, as of September 30, 2013	114	88
Additional paid-in capital	134,960	72,726
Accumulated deficit	(42,404)	(20,021)
Accumulated other comprehensive loss	(1,620)	(1,278)
	91,050	51,515
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	90,910	51,375

Total liabilities and shareholders’ equity	$103,597	$68,914

See accompanying notes to these consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended September 30,
	2014	2013	2012
REVENUE:
Software licenses	$20,627	$19,430	$16,800
Maintenance	12,845	9,700	7,902
Professional services	1,615	1,166	1,304
Total revenues	35,087	30,296	26,006

COSTS AND EXPENSES:
Cost of software licenses	4,013	2,505	2,270
Cost of maintenance and services	3,351	2,440	2,530
Sales and marketing	31,133	18,482	12,263
Engineering and product development	9,074	3,893	2,790
General and administrative	9,181	6,793	4,610
Total costs and expenses	56,752	34,113	24,463

(LOSS) INCOME FROM OPERATIONS	(21,665)	(3,817)	1,543

Interest expense	(406)	(682)	(339)
Other (expense) income	(755)	255	6
Foreign currency transaction loss	(76)	(41)	(126)

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(22,902)	(4,285)	1,084
Benefit (provision) for income taxes	519	88	(50)

NET (LOSS) INCOME	$(22,383)	$(4,197)	$1,034

Net (loss) income per share – basic:	$(2.24)	$(0.63)	$0.17
Net (loss) income per share – diluted:	$(2.24)	$(0.63)	$0.15

Weighted-average shares outstanding – basic	9,998,288	6,634,011	6,251,765
Weighted-average shares outstanding – diluted	9,998,288	6,634,011	6,729,672

See accompanying notes to these consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total
BALANCE, SEPTEMBER 30, 2011	6,175,978	$62	$24,476	$(16,858)	$(1,198)	(14,246)	$(140)	$6,342
Exercise of stock options	100,328	2	259	-	-	-	-	261
Vesting of restricted stock	96,159	-	-	-	-	-	-	-
Share-based compensation expense	-	-	879	-	-	-	-	879
Fair value of warrants	-	-	1,096	-	-	-	-	1,096
Translation adjustments	-	-	-	-	82	-	-	82
Net income	-	-	-	1,034	-	-	-	1,034
BALANCE, SEPTEMBER 30, 2012	6,372,465	64	26,710	(15,824)	(1,116)	(14,246)	(140)	9,694
Issuance of common stock and equivalents in connection with the acquisition of Panopticon AB	2,169,941	22	42,622	-	-	-	-	42,644
Exercise of stock options	67,000	2	196	-	-	-	-	198
Vesting of restricted stock	185,617	-	-	-	-	-	-	-
Dissolution of DWE subsidiary	-	-	(125)	-	-	-	-	(125)
Share-based compensation expense	-	-	3,323	-	-	-	-	3,323
Translation adjustments	-	-	-	-	(162)	-	-	(162)
Net loss	-	-	-	(4,197)	-	-	-	(4,197)
BALANCE, SEPTEMBER 30, 2013	8,795,023	88	72,726	(20,021)	(1,278)	(14,246)	(140)	51,375
Issuance of common stock	2,018,250	20	53,608	-	-	-	-	53,628
Exercise of stock options	42,709	6	173	-	-	-	-	179
Vesting of restricted stock	433,116	-	-	-	-	-	-	-
Share-based compensation expense	-	-	8,446	-	-	-	-	8,446
Excess tax benefits from share-based compensation awards	-	-	7	-	-	-	-	7
Translation adjustments	-	-	-	-	(342)	-	-	(342)
Net loss	-	-	-	(22,383)	-	-	-	(22,383)
BALANCE, SEPTEMBER 30, 2014	11,289,098	$114	$134,960	$(42,404)	$(1,620)	(14,246)	$(140)	$90,910

See accompanying notes to these consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Years Ended September 30,
	2014	2013	2012

Net loss	$(22,383)	$(4,197)	$1,034

Other comprehensive (loss) income:

Foreign currency translation adjustments	(342)	(162)	82

Comprehensive (loss) income	$(22,725)	$(4,359)	$1,116

See accompanying notes to these consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended September 30,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(22,383)	$(4,197)	$1,034
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	4,237	2,293	1,207
Share-based compensation expense	8,446	3,323	879
Non-cash interest expense	187	191	92
Loss on extinguishment of debt	795	-	-
Deferred income taxes	(523)	(83)	-
Changes in operating assets and liabilities:
Accounts receivable	(414)	(1,457)	(1,404)
Inventories	(103)	13	(10)
Prepaid expenses and other assets	(437)	(328)	(222)
Accounts payable, accrued expenses and other liabilities	(1,092)	2,181	(206)
Deferred revenue	295	456	2,585
Cash (used in) provided by operating activities	(10,992)	2,392	3,955

CASH FLOWS FROM INVESTING ACTIVITIES:
Non-cash purchase of intellectual property	-	-	(8,616)
Gain on disposition of investment	-	(374)	-
Net cash received from acquisition of Panopticon	-	383	-
Capitalized software development costs	(250)	(440)	(54)
Purchases of property and equipment	(276)	(152)	(145)
Decrease (increase) in other assets	-	60	(3)
Cash used in investing activities	(526)	(523)	(8,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	53,628	-	-
Proceeds from issuance of note payable	-	2,000	4,000
Proceeds from exercise of stock options	179	198	261
Repayments of debt	(3,944)	(2,056)	-
Repayments of line of credit	(900)	-	(600)
Excess tax benefits from stock-based compensation awards	7	-	-
Advances on line of credit	-	-	1,500
Capitalized debt issuance costs	(5)	(79)	(72)
Cash provided by financing activities	48,965	63	5,089

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(91)	(342)	112

INCREASE IN CASH AND CASH EQUIVALENTS	37,356	1,590	338
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,312	8,722	8,384
CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,668	$10,312	8,722

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$169	$481	239

Income taxes paid	$122	$38	92

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

Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements include the accounts of Datawatch and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In 2013, the Company dissolved one of its international operations, Datawatch Europe Limited, and recorded a gain on disposition of investment of approximately $374,000.

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

Revenue Recognition

Datawatch software products are generally sold in multiple element arrangements which may include software licenses, professional services and post-contract customer support. The Company licenses its software products directly to end-users and indirectly to end-users through value added resellers and distributors. Sales to indirect distribution channels accounted for approximately 44%, 45% and 31% of total sales for the years ended September 30, 2014, 2013 and 2012, respectively. The Company’s software product offerings do not require customization and can be installed and used by customers on their own with little or no configuration required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses, and the license fee revenue is recognized upon delivery of the software.

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

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. Additionally, the Company provides its sole distributor, Lifeboat Distribution, with stock-balancing rights. Revenue from the sale of software products to distributors and resellers is recognized at the time of shipment providing all other revenue recognition criteria are met and (i) the distributor or reseller is unconditionally obligated to pay for the products, including no contingency as to product resale, (ii) the distributor or reseller has independent economic substance apart from the Company, (iii) the Company is not obligated for future performance to bring about product resale, and (iv) the amount of future returns can be reasonably estimated. The Company’s experience and history with its distributors and resellers allows for reasonable estimates of future returns. Among other things, estimates of potential future returns are made based on the inventory levels at, and the returns history with, its sole distributor and various resellers, which the Company monitors frequently.

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

For the fiscal years ended September 30, 2014, 2013 and 2012, changes to and ending balances of the allowance for doubtful accounts were approximately as follows:

	2014	2013	2012
	(In thousands)

Allowance for doubtful accounts balance - beginning of year	$43	$107	$78
Additions to the allowance for doubtful accounts	18	-	93
Deductions against the allowance for doubtful accounts	(8)	(64)	(64)
Allowance for doubtful accounts balance - end of year	$53	$43	$107

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

For the fiscal years ended September 30, 2014, 2013 and 2012, changes to and ending balances of the sales returns reserve were approximately as follows:

	2014	2013	2012
	(In thousands)

Sales returns reserve balance - beginning of year	$20	$105	$70
Additions to the sales returns reserve	24	-	117
Deductions against the sales returns reserve	(34)	(85)	(82)
Sales returns reserve balance - end of year	$10	$20	$105

Capitalized Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Costs that are incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers. Such capitalized costs are amortized to cost of software licenses straight-line over the estimated life of the product, generally nine to 18 months. The Company evaluates the realizability of the assets and the related periods of amortization on a regular basis. Judgment is required in determining when technological feasibility of a product is established as well as its economic life. During fiscal year 2014, the Company capitalized approximately $250,000 of software development costs and during fiscal year 2013, the Company capitalized approximately $440,000 of software development costs.

For the fiscal years ended September 30, 2014, 2013 and 2012, amounts related to capitalized and purchased software development costs were approximately as follows:

	2014	2013	2012
	(In thousands)

Capitalized and purchased software balance - beginning of year	$350	$30	$14
Capitalized software development costs	250	440	54
Amortization of capitalized software development costs	(600)	(120)	(38)
Capitalized and purchased software balance - end of year	$-	$350	$30

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

The Company licenses its products and services directly to end-users and indirectly to end-users through U.S. and non-U.S. distributors and other software resellers, under customary credit terms. One customer, Lifeboat Distribution, accounted for approximately 15%, 20% and 17% of total revenue for the years ended September 30, 2014, 2013 and 2012 respectively. Lifeboat Distribution accounted for approximately 13% and 11% of total accounts receivable for the years ended September 30, 2014 and 2013, respectively. In fiscal 2012, the Company consolidated its indirect distribution channels under Lifeboat Distribution. The Company’s current agreement with Lifeboat Distribution is scheduled to expire in early 2015 and, to manage the transition, the Company has refocused part of its Inside Sales Team to manage and pursue the book of business previously handled by Lifeboat.

In addition to Lifeboat Distribution, one additional customer, Unisys Belgium, individually accounted for approximately 24% of total accounts receivable at September 30, 2012. Two additional customers, Xerox and Thomson Reuters, accounted for approximately 19% and 23%, respectively, of total accounts receivable at September 30, 2013. Other than these customers, no other customer constitutes a significant portion (more than 10%) of revenues or accounts receivable for the periods presented. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Deferred Revenue

Deferred revenue consisted of the following at September 30:

	2014	2013
	(In thousands)

Maintenance	$7,154	$6,907
License	108	69
Other	244	235
Total	7,506	7,211

Less: Long-term portion of deferred maintenance	(105)	(214)

Current portion of deferred revenue	$7,401	$6,997

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

Inventories

Inventories consist of software components, primarily software licenses, manuals, compact disks and retail packaging materials. Inventories are valued at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment consists of office equipment, furniture and fixtures, software and leasehold improvements, all of which are recorded at cost. Depreciation and amortization are provided using the straight-line method over the lesser of the estimated useful lives of the related assets or term of the related leases. Useful lives and lease terms range from three to seven years. Depreciation and amortization expense related to property and equipment was approximately $158,000, $145,000 and 137,000, respectively, for the years ended September 30, 2014, 2013 and 2012.

Long-Lived Assets

The Company periodically evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful lives of long-lived assets and certain identifiable intangibles may warrant revision or that the carrying value of these assets may be impaired. If facts and circumstances indicate that an impairment may have occurred, the estimated undiscounted future cash flows for the estimated remaining useful life of the respective assets are compared to the carrying value. To the extent that the undiscounted future cash flows are less than the carrying value, the fair value of the asset is determined and an impairment is recognized. If such fair value is less than the current carrying value, the asset is written down to its estimated fair value.

Acquired Intellectual Property

On March 30, 2012, the Company acquired intellectual property which consisted primarily of the source code underlying its Datawatch Modeler (formerly Monarch Professional) and Datawatch Automator (formerly Data Pump) products pursuant to an Option Purchase Agreement dated as of April 29, 2004 by and among the Company, Personics Corporation, Raymond J. Huger and Math Strategies, as amended (the “Option Agreement”). Under the formula contained in the Option Agreement, the purchase price paid for the intellectual property assets was approximately $8,541,000 which was calculated based on a multiple of the aggregate royalties paid to Math Strategies by the Company for the four fiscal quarters preceding the exercise of the option. Additionally, the Company capitalized approximately $75,000 in closing costs and adjustments pursuant to a Supplemental Agreement dated March 30, 2012 between the Company and Raymond J. Huger. In fiscal 2013, the Company acquired additional intellectual property in the Panopticon Software, AB (Panopticon) transaction (Note 2) totaling $7,900,000. The acquired intellectual property assets are being amortized to cost of software licenses using the straight-line method over the estimated life of the asset, ranging from five to seven and a half years. Amortization expense related to the acquired intellectual property assets for the years ended September 30, 2014, 2013 and 2012, was approximately $2,777,000, $1,811,000 and $871,000, respectively.

The estimated future amortization expense related to the acquired intellectual property is as follows (in thousands):

Fiscal Years Ending September 30,

2015	$2,777
2016	2,777
2017	1,905
2018	1,053
2019	1,053
Thereafter	1,492
Total estimated future amortization expense	$11,057

Other Intangible Assets

Other intangible assets consist of internally developed software, trade names, patents and customer lists acquired through business combinations. Other intangible assets also include loan acquisition costs. The values allocated to these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset. As of September 30, 2014, the Company does not have any long-lived assets it considers to be impaired.

Other intangible assets, net, were comprised of the following at September 30, 2014 and 2013:

		September 30, 2014			September 30, 2013
	Weighted	Gross			Gross
Identified Intangible	Average	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
Asset	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In years)	(In thousands)

Capitalized software	1	$1,880	$1,880	$-	$1,630	$1,280	$350
Patents	20	160	81	79	160	73	87
Customer lists	14	8,990	2,047	6,943	8,990	1,401	7,589
Trade names	3	120	52	68	120	4	116
Loan acquisition costs	4	172	172	-	167	49	118

Total		$11,322	$4,232	$7,090	$11,067	$2,807	$8,260

The intangible asset amounts amortized to cost of software licenses totaled approximately $608,000, $128,000 and $46,000 for fiscal 2014, 2013 and 2012, respectively. Intangible asset amounts amortized to sales and marketing expense totaled approximately $646,000, $206,000 and $166,000 for fiscal 2014, 2013 and 2012, respectively. Intangible asset amounts amortized to general and administrative expense totaled approximately $48,000 and $4,000 for fiscal 2014 and 2013, respectively. There were no intangible assets amortized to general and administrative expense for fiscal 2012. Intangible asset amounts amortized to interest expense totaled approximately $123,000, $33,000 and $16,000 for fiscal 2014, 2013 and 2012, respectively.

The estimated future amortization expense related to amortizing intangible assets is as follows (in thousands):

Fiscal Years Ending September 30,

2015	$702
2016	605
2017	488
2018	488
2019	488
Thereafter	4,319
Total estimated future amortization expense	$7,090

Goodwill and Indefinite-Lived Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. Indefinite-lived intangibles are intangible assets whose useful lives are indefinite in that their lives extend beyond the foreseeable horizon – that is there is no foreseeable limit on the period of time over which they are expected to contribute to the cash flows of the reporting entity. The Company accounts for these items in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 Intangibles – Goodwill and Other. This requires that goodwill and intangible assets having indefinite lives are not amortized but instead are reviewed annually, or more frequently as a result of an event or change in circumstances, for possible impairment with impaired assets written down to fair value. Goodwill and assembled workforce are considered indefinite-lived intangibles. The Company conducts its annual impairment test for goodwill and indefinite-lived intangible assets during the fourth quarter of each fiscal year. In 2014, the Company conducted its annual goodwill impairment test on August 1, 2014. As of September 30, 2014, the Company does not have goodwill it considers to be impaired.

Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The estimated fair values have been determined through information obtained from market sources and management estimates.  The estimated fair value of certain financial instruments including cash equivalents, accounts receivable and account payable, approximate the carrying value due to their short-term maturity.

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

The Company classified its cash equivalents, which primarily include money market mutual funds, of approximately $38,863,000 and $2,234,000 as of September 30, 2014 and 2013, respectively, within Level 2 of the fair value hierarchy.

As of September 30, 2014 and 2013, the Company’s assets that are measured on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	September 30, 2014			September 30, 2013
	Fair Value			Fair Value
	Measurement			Measurement
	Using Input Types			Using Input Types
	Level	Level	Level	Level	Level	Level
	1	2	3	1	2	3

Assets:
Money market funds	$	$38,863	$-	$-	$2,234	$-
Total	$-	$38,863	$-	$-	$2,234	$-

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

The following table details the derivation of weighted average shares outstanding used in the calculation of basic and diluted net loss for each period (in thousands, except share data):

	Years Ended September 30,
	2014	2013	2012

Net (loss) income available to common shareholders	$(22,383)	$(4,197)	$1,034

Weighted-average number of common shares outstanding used in calculation of basic earnings per share	9,998,288	6,634,011	6,251,765
Incremental shares from the assumed exercise of dilutive stock options	-	-	477,907
Weighted-average number of common shares outstanding used in calculating diluted earnings per share	9,998,288	6,634,011	6,729,672

As the Company was in a net loss position in fiscal 2014 and 2013, all common stock equivalents in the respective periods were anti-dilutive. As a result of being anti-dilutive, 11,059 shares and 239,451 shares for the years ended September 30, 2014 and 2013, respectively, were excluded in the calculation above.

Foreign Currency Translations and Transactions

The Company’s foreign subsidiaries functional currency is their local currency. As a result, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at rates in effect at each balance sheet date. Revenues, expenses and cash flows are translated into U.S. dollars at average rates prevailing during the respective period. The related translation adjustments are reported as a separate component of shareholders’ equity under the heading “Accumulated Other Comprehensive Loss.” Included in comprehensive loss are the foreign currency translation adjustments. Foreign currency translation losses arising during fiscal 2014 and 2013 were approximately $342,000 and $162,000, respectively. Foreign currency translation gain arising during fiscal 2012 was approximately $82,000.

Gains and losses resulting from transactions that are denominated in currencies other than the applicable unit’s functional currency are included in the operating results of the Company and were losses of approximately $76,000 $41,000, and $126,000 for the years ended September 30, 2014, 2013 and 2012, respectively.

Advertising and Promotional Materials

Advertising costs are expensed as incurred and amounted to approximately $752,000, $290,000 and $9,000 in fiscal years 2014, 2013 and 2012, respectively.

Share-Based Compensation

The Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s share-based awards are accounted for as equity instruments and there have been no liability awards granted. See additional share-based compensation disclosure in Note 7.

Segment Information and Revenue by Geographic Location

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

Guarantees and Indemnifications

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. The Company has never incurred significant expense under its product or service warranties and does not expect to do so in the future. As a result, the Company believes its exposure related to these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2014 or 2013.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of September 30, 2014 or 2013.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of September 30, 2014 or 2013.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy limits the Company’s exposure and would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage for directors, the Company believes its exposure related to these indemnification agreements is minimal. The Company has no liabilities recorded for these potential obligations as September 30, 2014 or 2013.

Research and Development Costs

Research and development costs are expenses as incurred.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported net loss.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of a joint project by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that would: remove inconsistencies and weaknesses, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets, improve disclosure requirements and resulting financial statements, and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. The Company is currently assessing the impact of this guidance.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

NOTE 2. ACQUISITION

The Company acquired all of the outstanding shares of Panopticon Software, AB and subsidiaries (“Panopticon”), a privately held Swedish company specializing in the delivery of real-time visual data discovery solutions, under a stock purchase agreement dated June 14, 2013, which closed on August 28, 2013. As a result of this transaction, the Company acquired technologies to enable it to expand its product platform and increase its addressable market. The Company accounted for this acquisition in accordance with ASC 805, Business Combinations. The purchase consideration included $175,000 in seller financing pertaining to the Company’s direct acquisition of Panopticon’s U.S. subsidiary, Panopticon Software, Inc. and 1,866,716 Datawatch common shares, with an additional 216,994 shares held back for a period of 15 months to secure indemnification obligations of the Panopticon sellers under the stock purchase agreement. Also, the Company issued 86,231 restricted stock units to certain Panopticon employees, which were fully vested as of February 28, 2014. Total fair value of the consideration of common stock issued was approximately $42,644,000 ($23.12 per share) at closing. The Company has allocated the cost to acquire Panopticon to its identifiable tangible and intangible assets and liabilities, with the remaining amount classified as goodwill.

The table below summarizes the estimated fair value of net assets acquired and net liabilities acquired in the Panopticon transaction and reflects adjustments made in the period after the acquisition date to the amounts initially recorded in 2013 (the “Measurement Period Adjustments”).

Amount

Current assets	$1,318
Property, plant and equipment	2
Other intangible assets	15,220
Goodwill	28,383
Obligations under deferred revenue	(189)
Accounts payable and accrued expenses	(756)
Deferred income taxes	(1,159)
Fair value of net assets acquired	$42,819
Less:	-
Common stock issued	$(42,644)
Seller financing	(175)
Cash and cash equivalents acquired	(383)
Net cash provided by acquisition	$383

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

The Measurement Period Adjustments to goodwill for the Panopticon Software AB and Panopticon Software, Inc. acquisitions resulted from additional information obtained during the measurement period which ended August 28, 2014. During the fourth quarter of fiscal 2014, the Company completed its pre-acquisition tax returns for Panopticon Software AB and Panopticon Software, Inc. Upon completion of these filings, the Company was able to finalize its assessment of acquired deferred tax assets and recorded a decrease of approximately $389,000 to goodwill offset by an increase in the tax assets. The net increase in tax assets includes an increase of approximately $407,000 related to the deferred tax asset for net operating losses of Panopticon Software AB and a decrease of approximately $18,000 related to the pre-acquisition income tax payable of Panopticon Software, Inc. Accordingly, the Company retrospectively adjusted its balance sheet as of September 30, 2013 to reflect these Measurement Period Adjustments. The change in goodwill as of September 30, 2013 is as follows (in thousands):

Balance at September 30, 2012	$-
Goodwill acquired	28,772
Balance at September 30, 2013	28,772
Measurement period adjustments	(389)
Balance at September 30, 2013, adjusted	$28,383

NOTE 3. ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2014 and 2013:

	September 30,
	2014	2013

Royalties and commissions	$1,158	$1,483
Payroll and related expenses	747	944
Other	428	637
Professional fees and consulting	551	417
Total	$2,884	$3,481

NOTE 4. FINANCING ARRANGEMENTS

Revolving Line of Credit and Term Note

In connection with the acquisition of intellectual property underlying its Datawatch Modeler and Datawatch Automator products, on March 30, 2012, the Company entered into a $2,000,000 revolving credit facility with Silicon Valley Bank (“SVB”), pursuant to a Loan and Security Agreement with SVB. On March 30, 2012, the Company borrowed $1,500,000 under this revolving credit facility. The revolving line of credit under the SVB facility terminated on March 29, 2014. On that date, the principal amount of all advances then outstanding under the revolving line and all unpaid interest thereon were due and payable. The principal amount outstanding under the revolving line accrued interest at a floating rate per annum equal to 1.5% above the prime rate, with the prime rate having a floor under the SVB agreement of 3.25%. The Company could borrow under the SVB revolving line of credit based on a formula percentage of its accounts receivable balance. Additionally, the SVB facility required that the Company maintain certain net asset and net income ratios. As of September 30, 2014, the Company had paid down all amounts owed under the revolving credit facility and the facility and the SVB agreement had been terminated. The principal amount outstanding under the revolving line of credit at September 30, 2013 was $900,000.

In connection with the first amendment to the MCRC agreement (discussed in the following section under the caption “Subordinated Note and Warrants”), on August 15, 2013, the Company entered into an amendment to the SVB agreement which provided for an advance (“Term Loan Advance”) of $2,000,000 which was used to reduce the outstanding obligations to MCRC. After repayment, the Term Loan Advance cannot be re-borrowed. On August 15, 2016, the principal amount of the Term Loan Advance outstanding and all unpaid interest thereon would have become due and payable. The principal amount outstanding under the Term Loan Advance accrued interest at a floating per annum rate equal to two and one half percent (2.5%) above the Prime Rate (3.25%) and was payable monthly. The second amendment to the SVB agreement also amended the financial covenants and required that Company maintain certain liquidity ratios and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) balances. As of September 30, 2014, the Company had paid down all amounts owed under the term loan advance and the SVB agreement had been terminated. As of September 30, 2013, approximately $1,945,000 remained outstanding and accrued interest on the note as of September 30, 2013 was approximately $9,000.

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

On August 15, 2013, the Company entered into the first amendment to the MCRC agreement which provided for a one-time redemption of $2,000,000 in principal amount, together with interest, at a rate of 10% per annum, due on the amount redeemed through the date of redemption, and a premium equal to 3% of the principal amount. In addition, this amendment allowed for a reduction in interest from 10% per annum in arrears to 8% per annum in arrears immediately following the one-time redemption. On August 15, 2013, the Company exercised its’ one-time redemption right and made a payment of $2,000,000 to pay-down the principal, plus accrued interest in the amount of approximately $23,000 and premium in the amount of approximately $60,000. This amendment was accounted for as a modification per ASC 470-50, Debt Modifications and Extinguishment, therefore the direct costs incurred in completing the modification were expensed. As of September 30, 2014, the Company had paid down all amounts owed under the subordinated note and the note and the MCRC agreement had been terminated except with respect to the outstanding warrants.

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

The Company accounted for the borrowing under the Note and Warrant Purchase Agreement in accordance with the guidance prescribed in ASC 470-20, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. In accordance with ASC 470-20, the relative fair value of the stock purchase warrants is considered an Original Issue Discount (“OID”) which is required to be amortized over the life of the note as interest expense with a corresponding credit to notes payable. The relative fair value of the warrants on March 30, 2012, as determined under the ASC 820, “Fair Value Measurements and Disclosures”, was approximately $1,096,000 which is included in additional paid-in capital in the Company's accompanying condensed consolidated balance sheets at September 30, 2014 and 2013, respectively. The Company used the Black-Scholes pricing model to calculate the fair value of the warrants which included the following key assumptions: the expected life of the warrants (7 years), stock price volatility (68.18%), risk-free interest rate (1.61%) and dividend yield (0%).

Interest expense related to the warrants during the fiscal years ended September 30, 2014 and 2013 was approximately $65,000 and $157,000, respectively.

During the year ended September 30, 2014, as a result of paying off the subordinated note, the Company recorded a loss on extinguishment of debt of approximately $795,000 which represented the unamortized debt discount on the subordinated note and was recorded as other expense within the accompanying consolidated statement of operations.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire at various dates through 2019. The lease agreements generally provide for the payment of minimum annual rentals, pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was approximately $954,000, $545,000 and $454,000 for the years ended September 30, 2014, 2013 and 2012, respectively. Certain of the Company's facility leases include options to renew.

As of September 30, 2014, future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

Years Ending September 30,

2015	527
2016	264
2017	45
2018	46
2019	43
Total future minimum lease payments	$925

Royalties

Royalty expense included in cost of software licenses was approximately $416,000, $194,000 and $1,161,000 for the years ended September 30, 2014, 2013 and 2012, respectively. Minimum royalty obligations were insignificant for fiscal years 2014, 2013 and 2012.

Contingencies

From time to time, the Company is subject to claims and may be party to actions that arise in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 6. INCOME TAXES

(Loss) income from operations before income taxes consists of the following for the years ended September 30:

	2014	2013	2012
	(In thousands)

Domestic	$(17,533)	$(2,139)	$1,253
Foreign	(5,369)	(2,146)	(169)

Total	$(22,902)	$(4,285)	$1,084

The (benefit) provision for income taxes consisted of the following for the years ended September 30:

	2014	2013	2012
	(In thousands)

Current:
Federal	$(8)	$(4)	$4
State	12	(1)	21
Foreign	-	-	25
	4	(5)	50

Deferred:
Federal	(4,890)	(1,070)	(391)
State	(882)	(293)	(3)
Foreign	176	(83)	-
Change in valuation allowance	5,073	1,363	394
	(523)	(83)	-

Total (benefit) provision	$(519)	$(88)	$50

At September 30, 2014, the Company had U.S. federal tax loss carryforwards of approximately $27,020,000, expiring at various dates through 2034, including approximately $182,000 resulting from the an acquisition during 2004 which are subject to additional annual limitations as a result of the changes in ownership, and had approximately $11,863,000 in state tax loss carryforwards, which also expire at various dates through 2034. Included in the Federal and state net operating loss carryforwards are approximately $7,668,000 of tax deductions from share-based compensation, which will be recorded as additional paid-in capital when realized. These loss carryforwards are available to reduce future federal, state and foreign taxable income but are subject to review and possible adjustment by the appropriate taxing authorities. The loss carryforwards, which may be utilized in any future period, may be subject to limitations based upon changes in the ownership of the Company’s stock. An alternative minimum tax credit of approximately $7,000 is available to offset future regular federal taxes. Federal research and development credits of approximately $754,000 expire beginning in 2021. State research and development credits of approximately $522,000 expire at various years through 2029. In addition, the Company has the following net operating loss carryforwards: U.K. losses of approximately $3,482,000 with no expiration date, Australia losses of approximately $3,814,000 with no expiration date, Germany losses of approximately $2,000,000 with no expiration date, Singapore losses of approximately $2,339,000 with no expiration date, and Sweden losses of approximately $10,500,000 with no expiration date.

 The components of the Company’s net deferred tax assets are as follows at September 30:

	2014	2013	2012
	(In thousands)

Deferred tax liabilities:
Prepaid expenses	$(234)	$(86)	$(47)
Acquired intangibles	(3,108)	(3,456)	-
	(3,342)	(3,542)	(47)
Deferred tax assets:
Net operating loss carryforwards	13,063	8,124	5,493
Research and development credits	1,099	1,120	778
Alternative minimum tax credits	7	154	154
Accounts and notes receivable reserves	40	40	105
Depreciation and amortization	2,178	1,861	1,446
Other	221	158	(300)
	16,608	11,457	7,676

Total	13,266	7,915	7,629

Valuation allowance	(14,064)	(8,991)	(7,629)

Deferred tax liability, net	$(798)	$(1,076)	$-

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

These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is using to manage the underlying business. Despite having net income for book purposes, the Company has experienced cumulative tax losses on a three year running basis covering the years ended September 30, 2014, 2013 and 2012. Accordingly, as of September 30, 2014, the Company determined that it is more likely than not that the deferred tax assets will not be realized in all of its jurisdictions with the exception of Sweden and a full valuation allowance has been recorded in the U.S., U.K., Australia, Germany, and Singapore.

The following table reconciles the Company’s tax provision based on its effective tax rate to its tax provision based on the federal statutory rate of 34% for the years ended September 30, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
	(In thousands)

Provision at federal statutory rate	$(7,757)	$(1,457)	$369
State, net of federal impact	(474)	(303)	14
Foreign income taxes	(642)	(268)	-
Valuation allowance increase	5,073	1,363	394
Return to provision adjustments	48	3	(256)
Foreign rate change	394	39	(369)
Stock-based compensation	1,103	316	-
NOL adjustment due to subsidiary liquidation	1,345	-	-
Acquisition costs	59	339	-
Change in uncertain tax positions	(386)	7	25
IRS Audit Adjustments	535	-	-
Other	183	(127)	(127)

(Benefit) provision for income taxes	$(519)	$(88)	$50

Deferred Taxes

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through 2034 or have an unlimited carry forward. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. With the exception of Sweden, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets in the U.S, U.K., Australia, Germany, and Singapore at September 30, 2014. The Company’s Swedish subsidiary has recorded a $798,000 deferred tax liability.

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

At September 30, 2014, the Company had a cumulative tax liability of $335,000 related to Federal, state, and foreign tax exposure that could result in cash payments.  The Company decreased the tax liability by $678,000 during the fiscal year ended September 30, 2014. The decrease related to the effective settlement of U.S. uncertain tax positions and the statute of limitations expiring on U.S. and foreign uncertain tax positions. The Company does not expect its tax liability to change significantly during the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its consolidated statements of operations. The Company accrued $8,000 of interest and penalties associated with this liability for the fiscal year ended September 30, 2014. To date, the Company has accrued approximately $20,000 for interest and penalties associated with this liability.

The Company’s unrecognized tax benefits (before consideration of any valuation allowance) represent differences between tax positions taken by the Company in its various consolidated and separate worldwide tax returns and the benefits recognized and measured for uncertain tax positions. This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The change in the unrecognized tax benefits during the fiscal year ended September 30, 2014 was as follows (in thousands):

Balance at September 30, 2012	$866
Additions for prior year tax positions	132
Balance at September 30, 2013	998
Reductions for prior year tax positions	(678)
Balance at September 30, 2014	$320

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such jurisdictions as the United Kingdom, Germany, Singapore, Australia and the United States, and as a result, files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The fiscal years ended September 30, 2011 through September 30, 2013 are generally still open to examination in the jurisdictions listed above. The Company was under audit by the Internal Revenue Service for the fiscal year ended September 30, 2011. The audit was completed during the fourth quarter ended September 30, 2014 and resulted in the reduction of $535,000 related to research credits, AMT credits, and NOL carryforwards which had a full valuation. The Company did not have to make any cash payments as a result of this audit.

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

The following table presents share-based compensation expenses included in our audited condensed consolidated statements of operations (in thousands):

	Years Ended September 30,
	2014	2013	2012
	(In thousands)

Sales and marketing	$5,243	$2,206	$528
Engineering and product development	1,585	442	43
Professional services	143	17	-
General and administrative	1,475	658	308
Total	$8,446	$3,323	$879

Stock Option Plans

The Company estimates the fair value of each share-based award (except restricted stock units, which are discussed below) using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. The Company recognizes share-based compensation expense related to stock options on a straight-line basis over the requisite service period of the award. All of the Company’s stock compensation awards are accounted for as equity instruments and there have been no liability awards granted. No options were granted under the stock option plans for the year ended September 30, 2014. There were 75,000 options granted under the stock options plans for the year ended September 30, 2013. The weighted-average fair value of options granted under the stock options plans for the year ended September 30, 2013 was $7.61. No options were granted under the stock option plans for the year ended September 30, 2012. The total intrinsic value of options exercised during the years ended September 30, 2014, 2013 and 2012 was approximately $719,000, $1,039,000 and $778,000, respectively. Total cash received from option exercises during the years ended September 30, 2014, 2013 and 2012 was approximately $179,000, $198,000 and $261,000, respectively. The tax benefit realized from stock options exercised during the years ended September 30, 2014 and 2013 was approximately $24,000 and $61,000, respectively. As of September 30, 2014, there was approximately $268,000 of total unrecognized compensation cost related to non-vested stock option arrangements, which is expected to be recognized over a weighted-average period of 1.56 years. Many of the assumptions used in the determination of share-based compensation expense are judgmental and highly volatile.

The table below indicates the key assumptions used in the option valuation calculations for options granted for the year ended September 30, 2013:

2013

Expected life	5 Years
Expected volatility	72.95%
Weighted-average volatility	72.95%
Risk-free interest rate	0.71%
Dividend yield	-%

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

On April 22, 2014, the stockholders of the Company approved the adoption of the Company’s Second Amended and Restated 2011 Equity Compensation and Incentive Plan (the “Amended 2011 Plan”), which amends the previous Amended and Restated 2011 Equity Compensation and Incentive Plan to increase the shares authorized for issuance under such plan by 700,000 shares to 2,275,392 shares. At September 30, 2014, 643,224 shares were available for future issuance under the 2011 Plan.

The following table is a summary of combined activity for all of the Company’s stock option plans:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of Options	Price Per Share	Life (In years)	Value (In thousands)

Outstanding, September 30, 2011	459,662	$3.46	4.13	$872
Granted	-	-	-	-
Canceled/Forfeited	(4,000)	2.68	-	70
Exercised	(100,328)	2.60	-	778
Outstanding, September 30, 2012	355,334	3.71	3.94	$5,883
Granted	75,000	12.92	6.56	1,124
Canceled/Forfeited	(125)	2.79	-	3
Exercised	(67,000)	2.93	-	1,039
Outstanding, September 30, 2013	363,209	5.76	4.33	$8,042
Granted	-	-	-	-
Canceled/Forfeited	-	-	-	-
Exercised	(42,709)	4.18	-	719
Outstanding, September 30, 2014	320,500	$5.97	3.74	$1,572

Exercisable, September 30, 2014	276,745	$4.87	3.46	$1,572
Expected to vest, September 30, 2014	39,379	$12.92	5.56	$-

The following table presents weighted-average price and life information regarding options outstanding and exercisable at September 30, 2014:

Outstanding				Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise		Exercise
Prices	Shares	Life (Years)	Price	Shares	Price

$1.61 – $2.79	13,000	2.24	$2.27	13,000	$2.27
$3.22 – $4.55	170,000	3.11	3.51	170,000	3.51
$4.88 – $5.62	62,500	3.6	5.10	62,500	5.10
$12.92	75,000	5.56	12.92	31,245	12.92

	320,500	3.74	$5.97	276,745	$4.87

Restricted Stock Units

The Company periodically grants awards of restricted stock units (“RSUs”) to each of its non-employee directors and some of its management team and employees on a discretionary basis pursuant to its stock compensation plans. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at September 30, 2014 was 740,011. Most RSUs vest at the rate of 33.33% on each of the first through third anniversaries of the grant date. Included in the total number of RSUs unvested at September 30, 2014 are certain RSUs that are subject to a further vesting condition that the Company’s common stock must trade at a price greater than the following market prices per share on a national securities exchange for a period of twenty consecutive days on or prior to certain anniversaries of the grant date as follows:

	Number of
	Unvested RSUs

$10.00 per share prior to four years of the grant date	*	77,312
$17.50 per share prior to five years of the grant date	*	30,000
$17.50 per share prior to four years of the grant date	*	41,843
$17.50 per share prior to three years of the grant date	*	106,002
$20.00 per share prior to four years of the grant date	*	4,334
$22.50 per share prior to four years of the grant date	*	5,834
$22.50 per share prior to three years of the grant date	*	117,004
$22.50 per share prior to two and one-half years of the grant date	*	62,674
No further trading vesting condition		295,008
Unvested RSUs, September 30, 2014		740,011

The Company’s common stock has satisfied the per share market price vesting conditions for the grants denoted with an asterisk above totaling 445,003 RSUs. For such RSUs, the Company performed fair value analysis using the Monte Carlo option-pricing model. The fair value related to the RSUs was calculated based primarily on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to sales and marketing, engineering and product development, professional services and general and administrative expense. The fair values of the RSUs granted in fiscal years 2014, 2013 and 2012 were approximately $6,004,000 (or $19.98 weighted-average fair value per share), approximately $14,602,000 (or $18.40 weighted-average fair value per share) and approximately $3,100,000 (or $10.61 weighted-average fair value per share), respectively. The Company recorded compensation expense related to RSUs of approximately $8,181,000, $3,085,000 and $709,000 during the years ended September 30, 2014, 2013 and 2012, respectively. These amounts are included in the total share-based compensation expense disclosed above. As of September 30, 2014, there was approximately $11,015,000 of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 1.84 years.

The following table presents nonvested RSU information for the fiscal years ended September 30, 2012, 2013 and 2014:

Number of
RSUs
Outstanding

Nonvested, September 30, 2011	294,344
Granted	294,900
Canceled/Forfeited	(28,501)
Vested	(96,159)
Nonvested, September 30, 2012	464,584
Granted	793,732
Canceled/Forfeited	(16,003)
Vested	(185,617)
Nonvested, September 30, 2013	1,056,696
Granted	300,500
Canceled/Forfeited	(97,835)
Vested	(519,350)
Nonvested, September 30, 2014	740,011

Note 8. RETIREMENT SAVINGS PLAN

The Company has a 401(k) retirement savings plan covering substantially all of the Company’s full-time domestic employees. Under the provisions of the plan, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company did not make any contributions to the 401(k) retirement savings plan in fiscal 2014, 2013 or 2012.

Note 9. ISSUANCE OF COMMON STOCK

On February 19, 2014, the Company completed a public offering of 2,018,250 shares of common stock at a price to the public of $28.50 per share. The number of shares the Company sold included the underwriters’ full exercise of their over-allotment option of 263,250 shares. Net proceeds to the Company from the offering, after underwriting discounts and expenses, were approximately $53,628,000.

Note 10. SEGMENT INFORMATION AND REVENUE BY GEOGRAPHIC LOCATION

The Company has determined that it has only one reportable segment. The following table presents information about the Company’s revenues by product line for the years ended September 30:

	2014	2013	2012

Visual Data Discovery Solutions	98%	97%	95%
Business Service Management Solutions	2%	3%	5%

Total	100%	100%	100%

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

The Company conducts operations in the U.S. and internationally. The following table presents information about the Company’s geographic operations (in thousands):

			Intercompany
	Domestic	International	Eliminations	Total

Total Revenue
Year ended September 30, 2014	$30,055	$8,153	$(3,121)	$35,087
Year ended September 30, 2013	$27,127	$4,047	$(878)	$30,296
Year ended September 30, 2012	$22,915	$3,958	$(867)	$26,006

Total Operating (Loss) Income
Year ended September 30, 2014	$(16,252)	$(5,396)	$(17)	$(21,665)
Year ended September 30, 2013	$(1,471)	$(2,346)	$-	$(3,817)
Year ended September 30, 2012	$2,497	$(954)	$-	$1,543

Total Long-Lived Assets
At September 30, 2014	$47,135	$137	$-	$47,272
At September 30, 2013	$51,301	$102	$-	$51,403

Note 11. SUBSEQUENT EVENTS

The Company has evaluated all events and transactions that occurred after the balance sheet date and through the date that the condensed consolidated financial statements were available to be issued noting none.

Note 12. QUARTERLY RESULTS (UNAUDITED)

Supplementary Information:

	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Year Ended September 30, 2014:
Software license revenue	$5,433	$4,375	$5,580	$5,239
Maintenance revenue	2,993	3,127	3,236	3,489
Professional services revenue	383	498	412	322
Cost of software licenses	990	1,024	999	1,000
Cost of maintenance and services	849	634	979	889
Expenses	12,427	12,233	12,368	12,360
Loss from operations	(5,457)	(5,891)	(5,118)	(5,199)
Net loss	(5,614)	(6,737)	(5,157)	(4,875)

Net loss per share – basic	$(0.66)	$(0.70)	$(0.48)	$(0.40)
Net loss per share – diluted	$(0.66)	$(0.70)	$(0.48)	$(0.40)

Year Ended September 30, 2013:
Software license revenue	$4,330	$4,297	$5,007	$5,796
Maintenance revenue	2,333	2,300	2,409	2,658
Professional services revenue	158	234	411	363
Cost of software licenses	521	531	549	904
Cost of maintenance and services	530	565	602	743
Expenses	5,820	6,213	7,196	9,939
Loss from operations	(50)	(478)	(520)	(2,769)
Net loss	(222)	(626)	(666)	(2,683)

Net loss per share – basic	$(0.03)	$(0.10)	$(0.10)	$(0.40)
Net loss per share – diluted	$(0.03)	$(0.10)	$(0.10)	$(0.40)

Year Ended September 30, 2012:
Software license revenue	$4,208	$4,274	$4,699	$3,619
Maintenance revenue	1,717	1,861	2,106	2,218
Professional services revenue	346	412	368	178
Cost of software licenses	575	659	509	527
Cost of maintenance and services	668	684	668	510
Expenses	4,396	4,899	5,263	5,105
Income (loss) from operations	632	305	733	(127)
Net income (loss)	603	160	548	(277)

Net income (loss) per share - basic	$0.10	$0.03	$0.09	$(0.04)
Net income (loss) per share - diluted	$0.09	$0.02	$0.08	$(0.04)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-K. the principal executive officer and principal financial officer participated in this evaluation. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control—Integrated Framework. Based on our assessment, management concluded that, as of September 30, 2014, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of September 30, 2014 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report which is herein.

(c)	Changes in Internal Control Over Financial Reporting

As a result of the evaluation completed by management, and in which the principal executive officer and principal financial officer participated, we have concluded that there were no changes during the fiscal year ended September 30, 2014 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

 PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions “Election of Directors” and “Information Concerning Executive Officers” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2014 is incorporated herein by reference.

 Item 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Compensation of Directors” and “Executive Compensation” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2014 is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption “Principal Holders of Voting Securities” and “Equity Compensation Plan Information” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2014 is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Relationships and Related Person Transactions” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2014 is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firms and Fees” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2014 is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)	1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2014 and 2013

Consolidated Statements of Operations for the Years Ended September 30, 2014, 2013 and 2012

Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended September 30, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended September 30, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

3. List of Exhibits

	Ex. No.	Description

(1)	3.1	Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(5)	3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(17)	3.3	Amended and Restated By-Laws of the Registrant (Exhibit 3.1)
(1)	4.1	Specimen certificate representing the Common Stock (Exhibit 4.4)
(8)	10.1*	Form of Incentive Stock Option Agreement of the Registrant (Exhibit 10.2)
(8)	10.2*	Form of Nonqualified Stock Option Agreement of the Registrant (Exhibit 10.3)
(2)	10.3*	1996 Non-Employee Director Stock Option Plan, as amended on December 10, 1996 (Exhibit 10.30)
(2)	10.4*	1996 International Employee Non-Qualified Stock Option Plan (Exhibit 10.31)
(7)	10.5*	1996 Stock Plan as amended as of March 7, 2003 (Exhibit 10.1)
(3)	10.6	Indemnification Agreement between Datawatch Corporation and James Wood, dated January 12, 2001 (Exhibit 10.1)
(3)	10.7	Indemnification Agreement between Datawatch Corporation and Richard de J. Osborne, dated January 12, 2001 (Exhibit 10.2)
(4)	10.8	Form of Indemnification Agreement between Datawatch Corporation and each of its Non-Employee Directors (Exhibit 10.1)
(4)	10.9*	Advisory Agreement, dated April 5, 2001, by and between Datawatch Corporation and Richard de J. Osborne (Exhibit 10.2)
(9)	10.10*	Form of Lock-up Agreement between Datawatch Corporation and each Executive Officer of Datawatch Corporation, dated September 26, 2005 (Exhibit 99.1)
(10)	10.11*	2006 Equity Compensation and Incentive Plan
(11)	10.12*	Form of Non-Qualified Stock Option Agreement for Directors under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.26)
(11)	10.13*	Form of Non-Qualified Stock Option Agreement for Officers under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.27)
(11)	10.14*	Form of Incentive Stock Option Agreement for Officers under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.28)

(12)	10.16*	Form of Restricted Stock Unit Agreement for Directors under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.1)
(13)	10.17*	Executive Agreement dated March 4, 2011 by and between Michael A. Morrison and Datawatch Corporation (Exhibit 10.1)
(14)	10.18*	Executive Agreement dated July 25, 2011 by and between Harvey C. Gross and Datawatch Corporation (Exhibit 10.1)
(15)	10.19*	Second Amended and Restated 2011 Equity Compensation and Incentive Plan
(16)	10.20*	Form of Restricted Stock Unit Agreement for Directors and Executives under the 2011 Equity Compensation and Incentive Plan (Exhibit 10.29)
(16)	10.21*	Form of Restricted Stock Unit Agreement for Employees under the 2011 Equity Compensation and Incentive Plan (Exhibit 10.30)
(16)	10.22*	Form of Non-Qualified Stock Option Agreement under the 2011 Equity Compensation and Incentive Plan (Exhibit 10.31)
(16)	10.23*	Form of Incentive Stock Option Agreement under the 2011 Equity Compensation and Incentive Plan (Exhibit 10.32)
(16)	10.24	Sublease, dated June 17, 2011, between Zoll Medical Corporation and Datawatch Corporation (Exhibit 10.33)
(16)	10.25*	Executive Agreement dated April 23, 2013 by and between James Eliason and Datawatch Corporation (Exhibit 10.1)
(18)	10.26*	Stock Purchase Agreement by and among Datawatch Corporation, the shareholders of Panopticon Software AB, certain optionholders of Panopticon Software AB, Panopticon Software AB and Willem De Geer, dated June 14, 2013 (Exhibit 2.1)
(19)	10.27*	Executive Agreement dated October 1, 2012 by and between Ben F. Plummer and Datawatch Corporation (exhibit 10.27)
(19)	10.28*	Executive Agreement dated October 14, 2013 by and between Sanjay Mistry and Datawatch Corporation (exhibit 10.28)
	10.29*	Executive Agreement dated August 4, 2014 by and between John Judge and Datawatch Corporation (filed herewith)
	21.1	Subsidiaries of the Registrant (filed herewith)
	23.1	Consent of McGladrey LLP (filed herewith)
	23.2	Consent of Marcum LLP (filed herewith)
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Indicates a management contract or compensatory plan or contract.

Note: The number given in parenthesis next to each item listed above indicates the corresponding exhibit in each filing listed below.
(1)	Previously filed as an exhibit to Registration Statement 33-46290 on Form S-1 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated February 2, 2001 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference.
(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated November 2, 2004 and incorporated herein by reference.
(9)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated September 26, 2005 and incorporated herein by reference.
(10)	Previously filed as Appendix A to Registrant’s Definitive Proxy Statement dated January 30, 2006 and incorporated herein by reference.
(11)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and incorporated herein by reference.
(12)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated August 2, 2007 and incorporated herein by reference.
(13)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 10, 2011 and incorporated herein by reference.
(14)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated July 26, 2011 and incorporated herein by reference.
(15)	Previously filed as Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A dated January 28, 2014 and incorporated herein by reference.
(16)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated April 25, 2013 and incorporated herein by reference.
(17)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated June 20, 2013 and incorporated herein by reference.
(18)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated August 28, 2013 and incorporated herein by reference.
(19)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and incorporated herein by reference.

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

Datawatch Corporation

Date:	December 5, 2014	By:	/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael A. Morrison	Principal Executive Officer and Director	December 5, 2014
Michael A. Morrison

/s/ James L. Eliason	Principal Financial Officer and Principal Accounting Officer	December 5, 2014
James L. Eliason

/s/ Richard de J. Osborne	Chairman of the Board	December 5, 2014
Richard de J. Osborne

/s/ James Wood	Vice Chairman of the Board	December 5, 2014
James Wood

/s/ David C. Mahoney	Vice Chairman of the Board	December 5, 2014
David C. Mahoney

/s/ Christopher T. Cox	Director	December 5, 2014
Christopher T. Cox

/s/ Thomas H. Kelly	Director	December 5, 2014
Thomas H. Kelly

/s/ Joan McArdle	Director	December 5, 2014
Joan McArdle

/s/ Terry W. Potter	Director	December 5, 2014
Terry W. Potter

