Form 10-Q
period 2014-12-31
DATAWATCH CORP
filed 2015-02-09
CIK 792130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of February 5, 2015 was 11,350,691.

DATAWATCH CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

PART I: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DATAWATCH CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	December 31,	September 30,
	2014	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,191	$47,668
Accounts receivable, net of allowance for doubtful accounts and sales returns of $27 and $63 as of December 31, 2014 and September 30, 2014, respectively	5,384	7,024
Prepaid expenses and other current assets	1,956	1,633
Total current assets	50,531	56,325

Property and equipment, net	589	400
Acquired intellectual property, net	6,025	11,057
Other intangible assets, net	942	7,090
Goodwill and indefinite-lived assets	6,685	28,383
Deferred tax asset, net	2,014	239
Other long-term assets	119	103
Total assets	$66,905	$103,597

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$433	$925
Accrued expenses	3,048	2,884
Deferred revenue	7,016	7,401
Deferred tax liability, current	239	239
Total current liabilities	10,736	11,449

LONG-TERM LIABILITIES:
Deferred revenue, long-term	77	105
Deferred tax liability, noncurrent	-	798
Other long-term liabilities	338	335
Total long-term liabilities	415	1,238
Total liabilities	11,151	12,687

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01; authorized: 20,000,000 shares; issued and outstanding: 11,302,596 shares and 11,288,350 shares, respectively, as of December 31, 2014 and 11,289,098 shares and 11,057,858 shares, respectively, as of September 30, 2014	114	114
Additional paid-in capital	136,690	134,960
Accumulated deficit	(79,280)	(42,404)
Accumulated other comprehensive loss	(1,630)	(1,620)
	55,894	91,050
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	55,754	90,910

Total liabilities and shareholders’ equity	$66,905	$103,597

The accompanying notes are an integral part of the consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	December 31,
	2014	2013
REVENUE:
Software licenses	$3,175	$5,433
Maintenance	3,409	2,993
Professional services	377	383
Total revenues	6,961	8,809

COSTS AND EXPENSES:
Cost of software licenses	861	990
Cost of maintenance and services (1)	892	849
Sales and marketing (1)	7,988	7,384
Engineering and product development (1)	2,523	2,375
General and administrative (1)	2,141	2,668
Impairment of goodwill and long-lived assets	32,009	-
Total costs and expenses	46,414	14,266

LOSS FROM OPERATIONS	(39,453)	(5,457)

Interest expense	-	(133)
Other income	6	34
Foreign currency transaction gain (loss)	3	(58)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(39,444)	(5,614)
Benefit for income taxes	2,568	-

NET LOSS	$(36,876)	$(5,614)

Net loss per share – basic:	$(3.31)	$(0.66)
Net loss per share – diluted:	$(3.31)	$(0.66)

Weighted-average shares outstanding – basic	11,136	8,533
Weighted-average shares outstanding – diluted	11,136	8,533

(1) Includes share-based compensation as follows:

Cost of maintenance and services	$27	$39
Sales and marketing	1,234	1,267
Engineering and product development	140	876
General and administrative	340	537
	$1,741	$2,719

The accompanying notes are an integral part of the consolidated financial statements.

2

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three Months Ended
	December 31,
	2014	2013

Net loss	$(36,876)	$(5,614)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(10)	22
Comprehensive loss	$(36,886)	$(5,592)

The accompanying notes are an integral part of the consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,876)	$(5,614)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	912	1,052
Share-based compensation expense	1,741	2,719
Non-cash interest expense	-	53
Deferred income taxes	(2,573)	-
Impairment of goodwill and long-lived assets	32,009	-
Changes in operating assets and liabilities:
Accounts receivable	1,577	1,289
Prepaid expenses and other assets	(382)	165
Accounts payable, accrued expenses and other liabilities	(236)	(1,345)
Deferred revenue	(350)	(255)
Cash used in operating activities	(4,178)	(1,936)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	-	(250)
Purchases of property and equipment	(238)	(66)
Cash used in investing activities	(238)	(316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	41
Repayments of debt	-	(167)
Capitalized debt issuance costs	-	(5)
Cash used in financing activities	-	(131)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(61)	38

INCREASE IN CASH AND CASH EQUIVALENTS	(4,477)	(2,345)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,668	10,312
CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,191	$7,967

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$80

Income taxes paid	$8	$21

These notes are an integral part of the consolidated financial statements.

DATAWATCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS

Datawatch Corporation (the “Company” or “Datawatch”) designs, develops, markets and distributes computer software products. The Company also provides services, including implementation and support of its software products, as well as training on their use and administration. The Company is subject to a number of risks including dependence on key individuals, competition from substitute products and larger companies and the need for successful ongoing development and marketing of products.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Datawatch and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014 filed with the SEC. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 30, 2014, and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported net loss.

NOTE 3. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The estimated fair values have been determined through information obtained from market sources and management estimates.  The estimated fair value of certain financial instruments including cash and cash equivalents, accounts receivable and account payable, approximate the carrying value due to their short-term maturity.

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

The Company classified its cash equivalents, which primarily include money market mutual funds, of $38.9 million as of both December 31, 2014 and September 30, 2014, within Level 2 of the fair value hierarchy.

As of December 31, 2014 and September 30, 2014, the Company’s assets that are measured on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	December 31, 2014			September 30, 2014
	Fair Value Measurement			Fair Value Measurement
	Using Input Types			Using Input Types
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$-	$38,867	$-	$-	$38,863	$-
Total	$-	$38,867	$-	$-	$38,863	$-

Non-financial assets such as goodwill and long-lived assets are also subject to non-recurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset and are accounted for in accordance with FASB’s guidance on fair value measurement. The fair value measurements for these non-financial assets were calculated using a discounted cash flow approach, which includes unobservable inputs classified as Level 3 within the fair value hierarchy. Seen Note 4 for additional discussion regarding the fair value methods used for these assets.  The amount and timing of future cash flows was based on the Company’s most recent operational forecasts.  The Company uses the assistance of an independent consulting firm to develop valuation assumptions. See Notes 4 and 5 for additional discussion regarding the impairment of goodwill and long-lived assets.

As of December 31, 2014, the Company’s assets that are measured on a non-recurring basis include the following (in thousands):

	December 31, 2014
	Fair Value Measurement
	Using Input Types
	Level 1	Level 2	Level 3
Assets:
Goodwill	$-	$-	$6,685
Acquired intellectual property	-	-	2,157
Customer lists	-	-	809
Total	$-	$-	$9,651

NOTE 4: IMPAIRMENT OF GOODWILL AND INDEFINITE-LIVED ASSETS

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. Indefinite-lived intangibles are intangible assets whose useful lives are indefinite in that their lives extend beyond the foreseeable horizon – that is there is no foreseeable limit on the period of time over which they are expected to contribute to the cash flows of the reporting entity. The Company accounts for these items in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 Intangibles – Goodwill and Other, which requires that impairment testing for goodwill is performed at least annually at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). The Company has determined that it is comprised of only one reporting unit. We perform our annual impairment test as of July 31st. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances include:

•	A significant adverse long term outlook;
•	Unanticipated competition or the introduction of a disruptive technology;
•	Failure of an anticipated product or product line;
•	The testing for recoverability under the ASC 360-10 Impairment or Disposal of Long-Lived Assets of a significant asset group;
•	A loss of key personnel; and
•	An expectation that a significant portion of the Company will be sold or otherwise disposed of.

The impairment test for goodwill uses a two-step approach. Step one compares the fair value of the reporting unit to its carrying value including goodwill. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit's goodwill to its implied value (i.e., the fair value of the reporting unit less the fair value of the unit's assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied value, the excess is recorded as an impairment.

During the three months ended December 31, 2014, the Company identified several events, that when combined, were determined to require an interim impairment test. These events consisted of a material decrease in revenue compared to prior year and compared to the prior quarter which resulted in a decision to pre-release earnings information; necessary operational changes within the Sales Organization which drove a shift in our sales approach; and a sustained decrease in share price.

Under Step 1 of the impairment test the Company determined fair value based on discounted cash flows using an income approach with the multi-period excess earnings method which estimates the fair value of the asset by discounting the future projected excess earnings associated with the asset to present value as of the valuation date. Based on the analysis, it was determined that the carrying value of the Company including goodwill exceeded the fair value, requiring us to perform Step 2 of the goodwill impairment test to measure the amount of impairment loss, if any.

The Company then performed Step 2 of the impairment test, noting fair value of the long-lived assets (other than goodwill), of $3.0 million, was less than the carrying amount of those assets and, as a result, recorded a non-cash, pre-tax impairment charge of $10.3 million during the quarter ended December 31, 2014 (see Note 5). The Company then determined the implied value of goodwill was $6.7 million, which was less than its carrying value and, as a result, the Company recognized a non-cash, pre-tax charge of $21.7 million during the quarter ended December 31, 2014. These impairment charges are included under the caption "Impairment of goodwill and long-lived assets" in our consolidated statements of operations.

The valuation methods utilized to value the long-lived assets and the goodwill discussed above are based on the amount and timing of expected future cash flows and growth rates and include a determination of an appropriate discount rate. The cash flows utilized in the discounted cash flow analyses were based on financial forecasts developed internally by management. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized. Determining the fair value using a discounted cash flow method requires significant estimates and assumptions, including market conditions, discount rates, and long-term projections of cash flows. The Company’s estimates are based upon historical experience, current market trends, projected future volumes and other information. The Company believes that the estimates and assumptions underlying the valuation methodology are reasonable; however, different estimates and assumptions could result in a different estimate of fair value. In estimating future cash flows, the Company relies on internally generated projections for a defined time period for revenue and operating profits, including capital expenditures, changes in net working capital, and adjustments for non-cash items to arrive at the free cash flow available to invested capital. Where applicable, a terminal value utilizing a constant growth rate of cash flows is used to calculate a terminal value after the explicit projection period. The future projected cash flows for the discrete projection period and the terminal value are discounted at a risk adjusted discount rate to determine the fair value of the reporting unit.

The following table presents the changes in the carrying amount of our goodwill for the three months ended December 31, 2014 (in thousands):

Balance at September 30, 2014	$28,383
Goodwill impairment	(21,698)

Balance at December 31, 2014	$6,685

NOTE 5: LONG-LIVED ASSETS

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

Acquired Intellectual Property

In fiscal 2013, the Company acquired intellectual property from Panopticon totaling $7.9 million. The acquired intellectual property assets are being amortized to cost of software licenses using the straight-line method over the estimated life of the asset of seven and a half years.

During the three months ended December 31, 2014, as a result of an interim impairment test of goodwill and long-lived assets (see Note 4), the Company recorded an impairment charge of $4.3 million for the intellectual property acquired from Panopticon.

The following table presents the changes in the carrying amount of the intellectual property acquired from Panopticon, which is included under the caption “Acquired intellectual property, net” in our consolidated balance sheets, for the three months ended December 31, 2014 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Balance at September 30, 2014	$7,900	$(1,142)	$6,758
Impairment charge	(4,338)	-	(4,338)
Amortization expense	-	(263)	(263)

Balance at December 31, 2014	$3,562	$(1,405)	$2,157

Other Intangible Assets

Other intangible assets consist of trade names, patents and customer lists acquired from Panopticon. The values allocated to these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset.

During the three months ended December 31, 2014, as a result of an interim impairment test of goodwill and long-lived assets (see Note 4), the Company recorded an impairment charge of $6.0 million for the customer lists acquired from Panopticon.

The following table presents the changes in the carrying amount of the customer lists acquired from Panopticon, which is included under the caption “Other intangible assets, net” in our consolidated balance sheets, for the three months ended December 31, 2014 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Balance at September 30, 2014	$8,990	$(2,047)	$6,943
Impairment charge	(5,973)	-	(5,973)
Amortization expense	-	(161)	(161)

Balance at December 31, 2014	$3,017	$(2,208)	$809

Other intangible assets at December 31, 2014 and September 30, 2014 consist of the following (in thousands):

December 31, 2014
Identified	Weighted	Gross
Intangible	Average	Carrying	Impairment	Accumulated	Net Carrying
Asset	Useful Life	Amount	Charge	Amortization	Amount
	(In years)

Patents	20	$160	$-	$(83)	$77
Customer lists	14	8,990	(5,973)	(2,208)	809
Trade names	3	120	-	(64)	56

Total		$9,270	$(5,973)	$(2,355)	$942

September 30, 2014
Identified	Weighted	Gross
Intangible	Average	Carrying	Impairment	Accumulated	Net Carrying
Asset	Useful Life	Amount	Charge	Amortization	Amount
	(In years)

Patents	20	$160	$-	$(81)	$79
Customer lists	14	8,990	-	(2,047)	6,943
Trade names	3	120	-	(52)	68

Total		$9,270	$-	$(2,180)	$7,090

NOTE 6. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire at various dates through 2019. The lease agreements generally provide for the payment of minimum annual rentals and pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was $0.3 million and $0.2 million for the three months ended December 31, 2014 and 2013, respectively. Certain of the Company's facility leases include options to renew.

Royalties

Royalty expense included in cost of software licenses was $0.1 million for the three months ended December 31, 2014 and 2013. Minimum royalty obligations were insignificant for the three months ended December 31, 2014 and 2013.

Contingencies

From time to time, the Company is subject to claims and may be party to actions that arise in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 7. INCOME TAXES

During the three months ended December 31, 2014, the Company recorded a tax benefit of $2.6 million primarily related to the change in the deferred tax liability in Sweden as a result of impairing non-goodwill intangibles and amortization, estimated state taxes and accruing interest on uncertain tax positions. During the three months ended December 31, 2013, the Company did not record a tax provision or benefit.

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through and until 2034. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. With the exception of Sweden, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets in the U.S, U.K., Australia, Germany, and Singapore at December 31, 2014 and September 30, 2014.

At December 31, 2014, the Company had a cumulative tax liability of $0.3 million related to uncertain tax positions for Federal, state, and foreign tax exposure that could result in cash payments.  There were no significant changes to the Company’s uncertain tax positions during the three months ended December 31, 2014.

NOTE 8. CALCULATION OF EARNINGS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from the calculation.

The following table presents the computation basic and diluted net loss per share attributable to common shareholders (in thousands, except per share data):

	Three Months Ended
	December 31,
	2014	2013

Net loss	$(36,876)	$(5,614)
Weighted-average number of common shares outstanding	11,136	8,533

Net loss per share	$(3.31)	$(0.66)

For the three months ended December 31, 2014 and 2013 all common stock equivalents in the respective periods were anti-dilutive as a result of the Company’s net loss position, and as such, 222,134 shares and 1,929 shares, respectively, have not been included in the calculation of basic or diluted net loss per share.

NOTE 9. SHARE-BASED COMPENSATION

The Company provides its employees, officers, consultants and directors with stock options, restricted stock units and other stock rights for common stock of the Company on a discretionary basis. All option and restricted stock unit grants are subject to the terms and conditions determined by the Compensation and Stock Committee of the Board of Directors, and generally vest over a three-year period beginning three months from the date of grant and expire either seven or ten years from the date of grant depending on the plan. All awards are granted under our 2011 Plan and at December 31, 2014, 485,558 shares were available for future issuance under the 2011 Plan.

Generally, options and other stock rights are granted at exercise prices not less than the fair market value at the date of grant. All of the Company’s share-based awards are accounted for as equity instruments and there have been no liability awards granted. Share-based compensation expense for all share-based payment awards is measured based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award.

Stock Option Plans

The Company estimates the fair value of each share-based award (except restricted stock units, which are discussed below) using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.

The following table is a summary of combined activity for all of the Company’s stock option plans:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of Options	Price Per Share	Life (In years)	Value (In thousands)

Outstanding, September 30, 2014	320,500	$5.97	3.74	$1,572
Granted	-	-	-	-
Canceled/Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2014	320,500	$5.97	3.49	$1,263

Exercisable, December 31, 2014	282,994	$5.05	3.25	$1,263

Unvested awards expected to vest, December 31, 2014	33,755	$12.92	5.31	$-

Restricted Stock Units

The following table presents nonvested RSU information for the three months ended December 31, 2014:

Number of
RSUs
Outstanding

Nonvested, September 30, 2014	740,011
Granted	180,000
Canceled/Forfeited	(22,334)
Vested	(13,498)
Nonvested, December 31, 2014	884,179

NOTE 10. SEGMENT INFORMATION AND REVENUE BY GEOGRAPHIC LOCATION

The Company operates its business as one operating segment and has determined that it has only one reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and operating results.

The Company conducts operations in the U.S. and internationally. The following table presents information about the Company’s geographic operations (in thousands):

			Intercompany
	Domestic	International	Eliminations	Total

Total Revenue
Three months ended December 31, 2014	$6,154	$1,460	$(653)	$6,961
Three months ended December 31, 2013	$7,707	$1,384	$(282)	$8,809

Total Operating Loss
Three months ended December 31, 2014	$(37,350)	$(2,103)	$-	$(39,453)
Three months ended December 31, 2013	$(3,654)	$(1,803)	$-	$(5,457)

Total Long-Lived Assets
At December 31, 2014	$16,201	$173	$-	$16,374
At September 30, 2014	$47,135	$137	$-	$47,272

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We do not provide forecasts of our future financial performance. However, from time to time, information we provide or statements made by our employees may contain “forward looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward looking statements. Our actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed in Item 1A of the our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 as well as the accuracy of our internal estimates of revenue and operating expense levels.

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

•	Datawatch Report Mining Server™ — Unlocking the Power of Content

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

Our significant accounting policies are described in Note 1 to the consolidated financial statements for the fiscal year ended September 30, 2014 included in our previously filed Form 10-K. There have been no material changes to the accounting policies for the three months ended December 31, 2014.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from our accompanying consolidated financial statements. The operating results for any period should not be considered indicative of the results expected for any future period.

	Three Months Ended
	December 31,
	2014	2013
REVENUE:
Software licenses	46%	62%
Maintenance	49	34
Professional services	5	4
Total revenues	100%	100%

COSTS AND EXPENSES:
Cost of software licenses	12%	11%
Cost of maintenance and services	13	10
Sales and marketing	115	84
Engineering and product development	36	27
General and administrative	31	30
Impairment of goodwill and long-lived assets	460	-
Total costs and expenses	667%	162%

LOSS FROM OPERATIONS	(567)%	(62)%

Interest expense	-%	(1)%
Other income	0	0
Foreign currency transaction gain (loss)	0	(1)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(567)%	(64)%
Benefit for income taxes	37	-

NET LOSS	(530)%	(64)%

Three Months Ended December 31, 2014 Compared to

Three Months Ended December 31, 2013

Total Revenues

	Three Months Ended
	December 31,		Increase	Percentage
	2014	2013	(Decrease)	Change
Software licenses	$3,175	$5,433	$(2,258)	(42)%
Maintenance	3,409	2,993	416	14
Professional services	377	383	(6)	(2)
Total revenue	$6,961	$8,809	$(1,848)	(21)%

Software license revenue. In the first fiscal quarter we transitioned our business and sales approach to one that emphasizes the higher value differentiation of our complete visual analytics platform and places more focus on the vast potential offered by our Monarch customer base and invests more in a ‘high velocity’ inside selling model and shifts our partner program to a centralized global model that embraces our complete visual analytics platform. The selling distractions noted above were the primary drivers of the underperformance in revenue for the first quarter, we anticipate these changes once integrated into our operations to positively affect our ongoing business.

Maintenance revenue. The increase in maintenance revenue is mainly the result of an increase of $0.4 million in Visual Data Discovery solutions. We attribute the increase in maintenance revenue to maintenance renewals of products containing technology acquired in connection with our acquisition of Panopticon Software AB.

Professional services. Professional services revenue remained relatively unchanged from the three months ended December 31, 2013 to the three months ended December 31, 2014.

Total Costs and Expenses

	Three Months Ended
	December 31,		Increase	Percentage
	2014	2013	(Decrease)	Change
Cost of software licenses	$861	$990	$(129)	(13)%
Cost of maintenance and services	892	849	43	5
Sales and marketing	7,988	7,384	604	8
Engineering and product development	2,523	2,375	148	6
General and administrative	2,141	2,668	(527)	(20)
Impairment of goodwill and long-lived assets	32,009	-	32,009	100
Total costs and operating expenses	$46,414	$14,266	$32,148	225%

Cost of software licenses. The decrease is primarily due to lower amortization expense relating to the capitalized development costs pertaining to the latest release of our Datawatch Modeler and Datawatch Automator (formerly Data Pump) products which were fully amortized as of September 30, 2014.

Cost of maintenance and services. The increase is due to increased headcount and corresponding cost allocation resulting from those increase headcounts.

Sales and marketing expenses. The increase in sales and marketing expenses is comprised of an increase in sales expense of $0.4 million and an increase in marketing expense of $0.2 million. The increased sales expense results from higher wages, other employee-related costs attributable to increased headcount and professional services when compared to last year. The marketing increase is primarily comprised of higher wages, other employee-related costs, marketing programs and professional services offset by decreased costs in trade shows. We anticipate incurring $0.3 million from one-time charges during the second quarter of fiscal 2015 resulting from restructuring initiatives related to our Asia Pacific sales and marketing organization.

Engineering and product development expenses. The increase is primarily attributable to professional services related to an increased focus on product development to support our efforts of moving from a desktop sales company to an enterprise sales company. In addition, we incurred additional costs resulting from the development of visualization technology as well as one-time charges which resulted from targeted steps to lower our expense structure by reducing our investment in legacy solutions. These increased costs were offset by a decrease in share-based compensation expense.

General and administrative expenses. The decrease is primarily attributable to lower external consulting costs as well as lower share-based compensation when compared to last quarter.

Impairment of goodwill and long-lived assets. We recorded goodwill and long-lived assets impairment charges of $21.7 million and $10.3 million, respectively, as a result of performing an interim impairment review as required under Accounting Standards Codification (“ASC”) 350 Intangibles – Goodwill and Other. In the first fiscal quarter we transitioned our sales approach to one that places more focus on our Monarch customer base, invests more in a an inside selling model and shifts our partner program to a centralized global model. The selling distractions caused by these changes were the primary drivers of the underperformance in revenue for the first quarter. We anticipate these changes, once integrated into our operations, will positively affect our ongoing business and financial performance. The write-down of the long-lived assets will have a favorable effect on the statements of operations from reduced future intangible amortization expense.

Other income (expense)

	Three Months Ended
	December 31,		Increase	Percentage
	2014	2013	(Decrease)	Change
Interest expense	$-	$(133)	$133	(100)%
Other income	$6	$34	$(28)	(82)%
Foreign currency transaction gain (loss)	$3	$(58)	$61	(105)%

There was no interest expense for the three months ended December 31, 2014. Interest expense of $0.1 million for the three months ended December 31, 2013 represents primarily interest expense related to our $4.0 million subordinated notes with a private investment company and borrowings under a $2.0 revolving credit facility with a bank, each of which were paid off in full and terminated at September 30, 2014.

Benefit for income taxes

	Three Months Ended
	December 31,			Percentage
	2014	2013	Increase	Change
Benefit for income taxes	$2,568	$-	$2,568	100%

During the three months ended December 31, 2014, the Company recorded a tax benefit of $2.6 million primarily related to the change in the deferred tax liability in Sweden as a result of impairing non-goodwill intangibles and amortization. During the three months ended December 31, 2013, the Company did not record a tax provision or benefit.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

We lease various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire at various dates through 2019. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was $0.3 million and $0.2 million for the three months ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, our contractual obligations include minimum rental commitments under non-cancelable operating leases and other long-term liabilities related to uncertain tax positions as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 – 2 Years	3 – 5 Years	5 Years
Operating Lease Obligations	$985	$508	$300	$177	$-
Other long-term liabilities	$338	$-	$-	$-	$338

Royalty expense included in cost of software licenses was $0.1 million for the three months ended December 31, 2014 and 2013.

Our software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, we would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or service warranties. As a result, we believe our exposure related to these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of December 31, 2014.

We enter into indemnification agreements in the ordinary course of business. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of December 31, 2014.

Certain of our agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby we will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of our employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of December 31, 2014.

As permitted under Delaware law, we have agreements with our directors whereby we will indemnify them for certain events or occurrences while the director is, or was, serving at our request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, our director and officer insurance policy would enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe our exposure related to these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current cash balances will be sufficient to meet our cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At December 31, 2014, we had $43.2 million of cash and cash equivalents as compared $47.7 million as of September 30, 2014, a decrease of $4.5 million. $0.5 million of cash and cash equivalents at December 31, 2014 was located in foreign banks.

At December 31, 2014, we had working capital of $39.8 million as compared to $44.9 million as of September 30, 2014. We do not anticipate additional cash requirements to fund growth or the acquisition of additional complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, we may seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that we will be able to issue additional equity or obtain a new or expanded credit facility at attractive prices or rates, or at all.

We had a net loss of $36.9 million for the three months ended December 31, 2014 as compared to net loss of $5.6 million for the three months ended December 31, 2013. During the three months ended December 31, 2014 and 2013, $4.2 million and $1.9 million of cash was used in our operations, respectively. During the three months ended December 31, 2014, the main use of cash in operations was net loss adjusted for depreciation and amortization, share-based compensation expense, deferred income taxes and the impairment of goodwill and long-lived assets as well as the increase in accounts receivable. During the three months ended December 31, 2013, the main use of cash in operations was net loss adjusted for depreciation and amortization and share-based compensation expense, as well as increases in accounts receivable offset by decreases in accounts payable, accrued expenses and other liabilities.

Net cash used in investing activities for the three months ended December 31, 2014 of $0.2 million is related to the purchase of property and equipment. Net cash used in investing activities for the three months ended December 31, 2013 of $0.3 million is related to the capitalized software development costs and the purchase of property and equipment.

We had no cash used in financing activities for the three months ended December 31, 2014. Net cash used in financing activities for the three months ended December 31, 2013 of $0.1 million is primarily attributable to repayments on a $2.0 million long term note with a bank.

We believe that our current operations have not been materially impacted by the effects of inflation.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At December 31, 2014, we did not participate in or hold any derivative financial instruments or commodity instruments. We hold no investment securities that possess significant market risk.

Primary Market Risk Exposures

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. 14% and 16% of our revenues for the three months ended December 31, 2014 and 2013, respectively were from our foreign subsidiaries. In addition, 23% and 20% of our operating expenses for the three months ended December 31, 2014 and 2013, respectively, were from our foreign subsidiaries.

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in several currencies, of which the most significant to our operations has historically been the British Pound. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to our international subsidiaries, if any, are usually considered to be of a long-term investment nature. Accordingly, the majority of currency movements are reflected in our other comprehensive (loss) income. Foreign currency translation losses arising during the three months ended December 31, 2014 were $13,000. Foreign currency translation gains arising during the three months ended December 31, 2013 were $22,000. There are, however, certain situations where we will invoice customers in currencies other than our own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in foreign currency transaction (losses) gains in the accompanying consolidated statements of operations and were gains of $3,000 for the three months ended December 31, 2014 and losses of $0.1 million for the three months ended December 31, 2013.

Item 4. CONTROLS AND PROCEDURES

Our management, including the principal executive officer and principal financial officer, have evaluated our disclosure controls and procedures as of the end of the period covered by this report and have concluded that our disclosure controls and procedures are effective. They also concluded that there were no changes in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as of the end of the period covered by this report.

PART II. OTHER INFORMATION

 Item 1. LEGAL PROCEEDINGS

We are occasionally involved in legal proceedings and other claims arising out of our operations in the normal course of business. We are not party to any litigation that we believe will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that it currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Relating to our Business

We have recently recorded substantial impairment charges. Any future impairments of our assets could negatively impact our results of operations.

Non-amortizing intangible assets, including goodwill, are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment test is also required for other long-lived assets if events or changes in circumstances indicates that the carrying value may not be recoverable. Examples of events or changes in circumstances indicating that the carrying value of such intangible assets may not be recoverable could include a significant adverse long term outlook; unanticipated competition or the introduction of disruptive technology; failure of an anticipated product or product line; testing for recoverability under the Impairment or Disposal of Long-Lived Assets Subsections of Subtopic ASC 360-10; loss of key personnel; or a more-likely-than-not expectation that a significant portion of the company will be sold or otherwise disposed of. At December 31, 2014, the Company recorded an impairment of goodwill and long-lived assets in the amount of $32.0 million, related to assets obtained in the acquisition of Panopticon Software AB (“Panopticon”), as a result of revenue shortfalls, operational changes in the sales organization as well as a sustained decline in our share price. Any future impairment of goodwill or other intangible assets could have a negative impact on our profitability and financial results.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 9, 2015.

DATAWATCH CORPORATION

/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ James L. Eliason
James L. Eliason
Chief Financial Officer
(Principal Financial Officer)

