Form 10-Q
period 2015-03-31
DATAWATCH CORP
filed 2015-05-08
CIK 792130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of May 5, 2015 was 11,441,253.

DATAWATCH CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DATAWATCH CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	March 31,	September 30,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,487	$47,668
Accounts receivable, net of allowance for doubtful accounts and sales returns of $68 and $63 as of March 31, 2015 and September 30, 2014, respectively	6,290	7,024
Prepaid expenses and other current assets	1,924	1,633
Total current assets	46,701	56,325

Property and equipment, net	662	400
Acquired intellectual property, net	4,972	11,057
Other intangible assets, net	1,423	7,090
Goodwill and indefinite-lived assets	6,685	28,383
Deferred tax asset, net	1,987	239
Other long-term assets	113	103
Total assets	$62,543	$103,597

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$656	$925
Accrued expenses	3,730	2,884
Deferred revenue	6,764	7,401
Deferred tax liability, current	239	239
Total current liabilities	11,389	11,449

LONG-TERM LIABILITIES:
Deferred revenue, long-term	137	105
Deferred tax liability, noncurrent	-	798
Other long-term liabilities	340	335
Total long-term liabilities	477	1,238
Total liabilities	11,866	12,687

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01; authorized: 20,000,000 shares; issued and outstanding: 11,396,407 shares and 11,382,161 shares, respectively, as of March 31, 2015 and 11,289,098 shares and 11,057,858 shares, respectively, as of September 30, 2014	114	114
Additional paid-in capital	137,517	134,960
Accumulated deficit	(85,089)	(42,404)
Accumulated other comprehensive loss	(1,725)	(1,620)
	50,817	91,050
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	50,677	90,910

Total liabilities and shareholders’ equity	$62,543	$103,597

The accompanying notes are an integral part of the consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
REVENUE:
Software licenses	$3,911	$4,375	$7,086	$9,807
Maintenance	3,296	3,127	6,705	6,121
Professional services	255	498	632	881
Total revenues	7,462	8,000	14,423	16,809

COSTS AND EXPENSES:
Cost of software licenses	721	1,024	1,596	2,014
Cost of maintenance and services (1)	1,084	634	1,962	1,483
Sales and marketing (1)	6,802	7,573	14,790	14,957
Engineering and product development (1)	2,187	2,513	4,710	4,888
General and administrative (1)	2,434	2,147	4,575	4,816
Impairment of goodwill and long-lived assets	-	-	32,009	-
Total costs and expenses	13,228	13,891	59,642	28,158

LOSS FROM OPERATIONS	(5,766)	(5,891)	(45,219)	(11,349)

Interest expense	-	(273)	-	(405)
Other income (expense)	3	(792)	9	(759)
Foreign currency transaction loss	(14)	(104)	(11)	(162)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(5,777)	(7,060)	(45,221)	(12,675)
Income tax expense (benefit)	32	(323)	(2,536)	(323)

NET LOSS	$(5,809)	$(6,737)	$(42,685)	$(12,352)

Net loss per share – basic:	$(0.51)	$(0.70)	$(3.80)	$(1.37)
Net loss per share – diluted:	$(0.51)	$(0.70)	$(3.80)	$(1.37)

Weighted-average shares outstanding – basic	11,340	9,566	11,237	9,041
Weighted-average shares outstanding – diluted	11,340	9,566	11,237	9,041

(1) Includes share-based compensation as follows:

Cost of maintenance and services	$3	$26	$30	$66
Sales and marketing	326	1,259	1,560	2,526
Engineering and product development	72	482	212	1,357
General and administrative	397	333	737	869
	$798	$2,100	$2,539	$4,818

The accompanying notes are an integral part of the consolidated financial statements.

2

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Net loss	$(5,809)	$(6,737)	$(42,685)	$(12,352)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(95)	55	(105)	77
Comprehensive loss	$(5,904)	$(6,682)	$(42,790)	$(12,275)

The accompanying notes are an integral part of the consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,685)	$(12,352)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,558	2,157
Share-based compensation expense	2,539	4,818
Non-cash interest expense	-	187
Loss on extinguishment of debt	-	795
Deferred income taxes	(2,546)	(330)
Impairment of goodwill and long-lived assets	32,009	-
Changes in operating assets and liabilities:
Accounts receivable	734	1,617
Prepaid expenses and other assets	(301)	(272)
Accounts payable, accrued expenses and other liabilities	582	(1,172)
Deferred revenue	(605)	(437)
Cash used in operating activities	(8,715)	(4,989)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	-	(250)
Purchases of property and equipment	(379)	(106)
Cash used in investing activities	(379)	(356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	-	53,629
Proceeds from exercise of stock options	27	65
Repayments of debt	-	(3,944)
Repayments of line of credit	-	(900)
Capitalized debt issuance costs	-	(5)
Cash provided by financing activities	27	48,845

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(114)	108

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,181)	43,608
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,668	10,312
CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,487	$53,920

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$169

Income taxes paid	$8	$66

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

NOTE 3. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The estimated fair values have been determined through information obtained from market sources and management estimates.  The estimated fair value of certain financial instruments including cash and cash equivalents, accounts receivable and accounts payable, approximate the carrying value due to their short-term maturity.

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

The Company classified its cash equivalents, which primarily include money market mutual funds, of $29.4 million and $38.9 million as of March 31, 2015 and September 30, 2014, respectively, within Level 2 of the fair value hierarchy.

As of March 31, 2015 and September 30, 2014, the Company’s assets that are measured on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	March 31, 2015			September 30, 2014
	Fair Value Measurement			Fair Value Measurement
	Using Input Types			Using Input Types
	1	2	3	Level 1	Level 2	Level 3
Assets:
Money market funds	$-	$29,369	$-	$-	$38,863	$-
Total	$-	$29,369	$-	$-	$38,863	$-

Non-financial assets such as goodwill and long-lived assets are also subject to non-recurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset and are accounted for in accordance with FASB’s guidance on fair value measurement. The fair value measurements for these non-financial assets were calculated using a discounted cash flow approach, which includes unobservable inputs classified as Level 3 within the fair value hierarchy. See Note 4 for additional discussion regarding the fair value methods used for these assets.  The amount and timing of future cash flows was based on the Company’s most recent operational forecasts.  The Company uses the assistance of an independent consulting firm to develop valuation assumptions. See Notes 4 and 5 for additional discussion regarding the impairment of goodwill and long-lived assets.

As of March 31, 2015, the Company’s assets that are measured on a non-recurring basis include the following (in thousands):

	March 31, 2015			September 31, 2014
	Fair Value Measurement			Fair Value Measurement
	Using Input Types			Using Input Types
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Goodwill	$-	$-	$6,685	$-	$-	$28,383
Acquired intellectual property	-	-	1,535	-	-	6,758
Customer lists	-	-	1,304	-	-	6,943
Total	$-	$-	$9,524	$-	$-	$42,084

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

The Company then performed Step 2 of the impairment test, noting fair value of the long-lived assets (other than goodwill), of $3.0 million, was less than the carrying amount of those assets and, as a result, recorded a non-cash, pre-tax impairment charge of $10.3 million during the quarter ended December 31, 2014 (see Note 5). The Company then determined the implied value of goodwill was $6.7 million, which was less than its carrying value and, as a result, the Company recognized a non-cash, pre-tax charge of $21.7 million during the quarter ended December 31, 2014 and six months ended March 31, 2015. These impairment charges are included under the caption "Impairment of goodwill and long-lived assets" in our consolidated statements of operations.

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

The following table presents the changes in the carrying amount of our goodwill for the six months ended March 31, 2015 (in thousands):

Balance at September 30, 2014	$28,383
Goodwill impairment	(21,698)

Balance at March 31, 2015	$6,685

NOTE 5: LONG-LIVED ASSETS

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

During the three months ended December 31, 2014, as a result of an interim impairment test of goodwill and long-lived assets (see Note 4), the Company recorded an impairment charge of $4.3 million for the intellectual property acquired from Panopticon and $6.0 million for the customer lists acquired from Panopticon. During the three months ended March 31, 2015, the Company reclassified $0.6 million of the impairment charge between the acquired intellectual property and the customer lists. The overall impairment charge of $10.3 million remained unchanged and the total intangible values also remained unchanged between December 31, 2014 and March 31, 2015 as a result of the reclassification.

Acquired Intellectual Property

In fiscal 2013, the Company acquired intellectual property from Panopticon totaling $7.9 million. The acquired intellectual property assets are being amortized to cost of software licenses using the straight-line method over the estimated life of the asset of seven and a half years.

The following table presents the changes in the carrying amount of the intellectual property acquired from Panopticon, which is included under the caption “Acquired intellectual property, net” in our consolidated balance sheets, for the six months ended March 31, 2015 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Balance at September 30, 2014	$7,900	$(1,142)	$6,758
Impairment charge	(4,895)	-	(4,895)
Amortization expense	-	(328)	(328)

Balance at March 31, 2015	$3,005	$(1,470)	$1,535

Other Intangible Assets

Other intangible assets consist of trade names, patents and customer lists acquired from Panopticon. The values allocated to these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset.

The following table presents the changes in the carrying amount of the customer lists acquired from Panopticon, which is included under the caption “Other intangible assets, net” in our consolidated balance sheets, for the six months ended March 31, 2015 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Balance at September 30, 2014	$8,990	$(2,047)	$6,943
Impairment charge	(5,416)	-	(5,416)
Amortization expense	-	(223)	(223)

Balance at March 31, 2015	$3,574	$(2,270)	$1,304

Other intangible assets at March 31, 2015 and September 30, 2014 consist of the following (in thousands):

March 31, 2015
Identified	Weighted	Gross
Intangible	Average	Carrying	Impairment	Accumulated	Net Carrying
Asset	Useful Life	Amount	Charge	Amortization	Amount
	(In years)

Patents	20	$160	$-	$(85)	$75
Customer lists	14	8,990	(5,416)	(2,270)	1,304
Trade names	3	120	-	(76)	44

Total		$9,270	$(5,416)	$(2,431)	$1,423

September 30, 2014
Identified	Weighted	Gross
Intangible	Average	Carrying	Impairment	Accumulated	Net Carrying
Asset	Useful Life	Amount	Charge	Amortization	Amount
	(In years)

Patents	20	$160	$-	$(81)	$79
Customer lists	14	8,990	-	(2,047)	6,943
Trade names	3	120	-	(52)	68

Total		$9,270	$-	$(2,180)	$7,090

NOTE 6. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire at various dates through 2019. The lease agreements generally provide for the payment of minimum annual rentals and pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was $0.2 million for both the three months ended March 31, 2015 and 2014, and $0.5 million for both the six months ended March 31, 2015 and 2014. Certain of the Company's facility leases include options to renew.

Royalties

Royalty expense included in cost of software licenses was $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively, and $0.3 million and $0.2 million for the six months ended March 31, 2015 and 2014, respectively. Minimum royalty obligations were insignificant for the three and six months ended March 31, 2015 and 2014.

Contingencies

From time to time, the Company is subject to claims and may be party to actions that arise in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 7. RESTRUCTURING CHARGES

Plans initiated during the first fiscal quarter of 2015

During the three months ended December 31, 2014, the Company initiated a restructuring plan to lower expense structure by reducing the investment in legacy solutions and the realignment of international operations, primarily impacting engineering and product development.  The planned action began during the first fiscal quarter and continued during the second fiscal quarter when the remaining employees impacted by the plan were notified. The Company recorded restructuring charges related to workforce reductions including severance and related benefit costs of $0.4 million during the three months ended December 31, 2014 and an additional $0.3 million during the three months ended March 31, 2015. The Company expects to incur an additional $30,000 each quarter over the remainder of fiscal 2015.

Plans initiated during the second fiscal quarter of 2015

During the three months ended March 31, 2015, the Company initiated a restructuring plan to reduce the workforce by nearly 15% across all functional areas of the Company in an effort to rebalance investments to match the go-to-market model. The Company completed all restructuring actions associated with this plan during the three months ended March 31, 2015, and recorded restructuring charges of $0.9 million during the three months ended March 31, 2015 related to workforce reductions including severance and related benefit costs. No additional amounts are expected to be incurred in future periods.

The following table presents the changes in the accrual for restructuring charges, which is included under the caption “Accrued expenses” in our consolidated balance sheet, as of March 31, 2015 (in thousands):

	Plan initiated during
	Q1 FY15	Q2 FY15	Total

Balance at September 30, 2014	$-	$-	$-
Charges	761	850	1,611
Payments	(570)	-	(570)
Balance at March 31, 2015	$191	$850	$1,041

The following table presents restructuring charges included in our unaudited consolidated statements of operations (in thousands):

	Three Months Ended			Six Months Ended
	March 31, 2015			March 31, 2015
	Plan initiated during			Plan initiated during
	1st Quarter	2nd Quarter	Total	1st Quarter	2nd Quarter	Total

Cost of maintenance and services	$134	$219	$353	$160	$219	$379
Sales and marketing	191	438	629	247	438	685
Engineering and product development	14	46	60	266	46	312
General and administrative	4	147	151	88	147	235
	$343	$850	$1,193	$761	$850	$1,611

NOTE 8. INCOME TAXES

During the three months ended March 31, 2015, the Company recorded a tax expense of $32,000 primarily related to the change in the deferred tax asset in Sweden as a result of generating losses, estimated state taxes, and accruing interest on uncertain tax positions. During the six months ended March 31, 2015, the Company recorded a tax benefit of approximately $2.5 million, primarily related to the change in the deferred tax liability in Sweden as a result of impairing non-goodwill intangibles and amortization, estimated state taxes, and accruing interest on uncertain tax positions. During the three and six months ended March 31, 2014, the Company recorded a tax benefit of approximately $0.3 million, primarily related to losses generated in Sweden, estimated state taxes, and accrued interest and penalties on uncertain tax positions.

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through and until 2034. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. With the exception of Sweden, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets in the U.S., U.K., Australia, Germany, and Singapore at March 31, 2015 and September 30, 2014.

At March 31, 2015, the Company had a cumulative tax liability of $0.3 million related to uncertain tax positions for Federal, state, and foreign tax exposure that could result in cash payments.  There were no significant changes to the Company’s uncertain tax positions during the three months ended March 31, 2015.

NOTE 9. CALCULATION OF EARNINGS PER SHARE

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

The following table presents the computation basic and diluted net loss per share attributable to common shareholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Net loss	$(5,809)	$(6,737)	$(42,685)	$(12,352)
Weighted-average number of common shares outstanding	11,340	9,566	11,237	9,041

Net loss per share	$(0.51)	$(0.70)	$(3.80)	$(1.37)

For the three and six months ended March 31, 2015 and 2014 all common stock equivalents in the respective periods were anti-dilutive as a result of the Company’s net loss position. As such, 242,645 shares and 570,163 shares, have not been included in the calculation of basic or diluted net loss per share for the three months ended March 31, 2015 and 2014, respectively and 303,322 shares and 1,029,673 shares for the six months ended March 31, 2015 and 2014, respectively.

NOTE 10. SHARE-BASED COMPENSATION

The Company provides its employees, officers, consultants and directors with stock options, restricted stock units and other stock rights for common stock of the Company on a discretionary basis. All option and restricted stock unit grants are subject to the terms and conditions determined by the Compensation and Stock Committee of the Board of Directors, and generally vest over a three-year period beginning three months from the date of grant and expire either seven or ten years from the date of grant depending on the plan. All awards granted during the six months ended March 31, 2015 were granted under our 2011 Plan. At March 31, 2015, there were 517,397 shares available for future issuance under the 2011 Plan.

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

The following table is a summary of combined activity for all of the Company’s stock option plans:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of Options	Price Per Share	Life (In years)	Value (In thousands)

Outstanding, September 30, 2014	320,500	$5.97	3.74	$1,572
Granted	-	-	-	-
Canceled/Forfeited	-	-	-	-
Exercised	(5,000)	4.55	-	10
Outstanding, March 31, 2015	315,500	$5.99	3.30	$712

Exercisable, March 31, 2015	284,243	$5.23	3.10	$712

Unvested awards expected to vest, March 31, 2015	28,131	$12.92	5.07	$-

 Restricted Stock Units

The following table presents nonvested RSU information for the six months ended March 31, 2015:

Number of
RSUs
Outstanding

Nonvested, September 30, 2014	740,011
Granted	220,000
Canceled/Forfeited	(94,173)
Vested	(102,309)
Nonvested, March 31, 2015	763,529

NOTE 11. SEGMENT INFORMATION AND REVENUE BY GEOGRAPHIC LOCATION

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

The Company conducts operations in the U.S. and internationally. The following table presents information about the Company’s geographic operations (in thousands):

			Intercompany
	Domestic	International	Eliminations	Total

Total Revenue

Three months ended March 31, 2015	$6,426	$1,662	$(626)	$7,462
Three months ended March 31, 2014	$6,955	$2,020	$(975)	$8,000

Six months ended March 31, 2015	$12,580	$3,119	$(1,276)	$14,423
Six months ended March 31, 2014	$14,662	$3,404	$(1,257)	$16,809

Total Operating Loss

Three months ended March 31, 2015	$(3,917)	$(1,846)	$(3)	$(5,766)
Three months ended March 31, 2014	$(4,500)	$(1,387)	$(4)	$(5,891)

Six months ended March 31, 2015	$(41,267)	$(3,947)	$(5)	$(45,219)
Six months ended March 31, 2014	$(8,154)	$(3,189)	$(6)	$(11,349)

Total Long-Lived Assets
At March 31, 2015	$15,377	$465	$-	$15,842
At September 30, 2014	$47,135	$137	$-	$47,272

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of a joint project by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that would: remove inconsistencies and weaknesses, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets, improve disclosure requirements and resulting financial statements, and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2016. On April 1, 2015, the FASB voted to propose a deferral of the effective date of the new standard until December 15, 2017, but permit entities to adopt one year earlier if they choose.

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

Introduction

We are engaged in the design, development, marketing, distribution and support of business computer software primarily for the visual data discovery and self-service data preparation markets to allow organizations to access, analyze and visualize information in a more meaningful fashion. The Datawatch Managed Analytics Platform is an enterprise solution that bridges the gap between the ease-of-use and agility that business users demand together with the scalability, automation and governance needed by IT.

Our principal product line of Managed Analytics Platform solutions includes the following products:

•	Datawatch Designer™ — Visually Design, Discover and Explore New Insights

Datawatch Designer lets users quickly start asking questions to see hidden patterns, spot problems and identify missed opportunities without programming or scripting. Our in-memory analytics engine enables on-the-fly aggregations and intuitive navigation and integration of data from virtually any data source. With a simple drag-and-drop interface, users can set up hierarchies and filters in their dashboards to make it easier to spot outliers and to see how different subsets of data correlate with each other. Datawatch Designer provides a range of specialized visualizations designed specifically to make analyzing streaming data, time series data and historical data, more impactful. With integrated data preparation capabilities and pre-built connectors make it simple to access and combine information from any data source, including data streams from message brokers and complex event processing engines.

•	Datawatch Server™ — Securely Share, Visualize Throughout the Organization

To fully exploit the power of optimized information, organizations must ensure that all information is easily available to users of all types. Datawatch Server is used to automate, manage, store and visualize information from any data source that can be modeled via the Datawatch Designer or Datawatch Monarch products.

•	Datawatch Monarch™ — Capture and Transform Data from Virtually Any Source

Datawatch Monarch is a self-service data preparation tool to explore, manipulate and merge new data sources. With Datawatch Monarch, users can bring all the data that is needed to manage the business to life, whether that information is stored in structured sources like databases, or in less conventional places like unstructured or semi-structured EDI streams, PDF files, reports, or text files.

•	Datawatch Report Mining Server™ — Unlocking the Power of Content

Datawatch’s Report Mining Server (“RMS”) is a web-based report analytics solution that integrates with any existing enterprise content management system such as Datawatch Report Manager On-Demand, IBM Content Manager On-Demand, Microsoft SharePoint, Hyland OnBase, ASG Mobius ViewDirect and others. Datawatch RMS opens up the corporate data locked in content management systems, static reports and business documents, enabling dynamic business-driven analysis of information using Datawatch Designer or other productivity tools with no user programming.

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

Our significant accounting policies are described in Note 1 to the consolidated financial statements for the fiscal year ended September 30, 2014 included in our previously filed Form 10-K. There have been no material changes to the accounting policies for the three and six months ended March 31, 2015.

RESULTS OF OPERATIONS

Continuing the restructuring efforts we began in the first fiscal quarter related to reducing our investment in legacy solutions and the realignment of international operations, we recorded restructuring charges of $0.3 million during the three months March 31, 2015. Severance charges related to the first quarter plan totaled $0.8 million during the six months ended March 31, 2015. We expect to incur an additional $30,000 during each of the remaining quarters in fiscal 2015. In addition, during the three months ended March 31, 2015, we initiated a second restructuring plan in an effort to rebalance our investments to match the go-to-market model. Under the second quarter plan, we further reduced the workforce during the three months ended March 31, 2015 by nearly 15%, across all functional areas of the company. This second plan resulted in a severance charge during the three months ended March 31, 2015 of $0.9 million and will reduce operating expenses on an ongoing basis by $4 million on an annualized basis. These most recent actions, when combined with the actions taken in the first fiscal quarter, are expected to reduce our annualized total operating expenses by $6.5 million and on a quarterly basis, by more than $1.5 million starting in the third fiscal quarter.

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from our accompanying consolidated financial statements. The operating results for any period should not be considered indicative of the results expected for any future period.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
REVENUE:
Software licenses	52%	55%	49%	58%
Maintenance	44	39	47	37
Professional services	4	6	4	5
Total revenues	100%	100%	100%	100%

COSTS AND EXPENSES:
Cost of software licenses	10%	13%	11%	12%
Cost of maintenance and services	15	8	14	9
Sales and marketing	91	95	103	89
Engineering and product development	29	31	33	29
General and administrative	33	27	32	29
Impairment of goodwill and long-lived assets	-	-	222	-
Total costs and expenses	178%	174%	415%	168%

LOSS FROM OPERATIONS	(78)%	(74)%	(315)%	(68)%

Interest expense	-%	(4)%	-%	(2)%
Other income (expense)	-	(10)	-	(5)
Foreign currency transaction loss	-	(1)	-	(1)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(78)%	(89)%	(315)%	(76)%
Income tax expense (benefit)	-	(4)	(18)	(2)

NET LOSS	(78)%	(93)%	(333)%	(78)%

Three Months Ended March 31, 2015 Compared to

Three Months Ended March 31, 2014

Total Revenues

	Three Months Ended
	March 31,		Increase	Percentage
	2015	2014	(Decrease)	Change
Software licenses	$3,911	$4,375	$(464)	(11)%
Maintenance	3,296	3,127	169	5
Professional services	255	498	(243)	(49)
Total revenue	$7,462	$8,000	$(538)	(7)%

Software license revenue. As noted in the first fiscal quarter, we transitioned our business and sales approach to one that emphasizes what we view as the higher value differentiation of our complete managed analytics platform and places more focus on the potential offered by our Monarch customer base, investing more in a ‘high velocity’ inside selling model and shifting our partner program to a centralized global model. As we continue to integrate these changes into our operations, the disruption associated with such a realignment of our focus was the primary driver of the decrease in software license revenue for the three months ended March 31, 2015 as compared to three months ended March 31, 2014.

Maintenance revenue. The increase in maintenance revenue is mainly the result of an increase of $0.3 million in Managed Analytics Platform solutions. We attribute the increase in maintenance revenue to maintenance renewals of products containing enterprise software.

Professional services. Professional services revenue decreased $0.2 million, as a result of changes in selling approach which previously required professional services included on all Enterprise deals.

Total Costs and Expenses

	Three Months Ended
	March 31,		Increase	Percentage
	2015	2014	(Decrease)	Change
Cost of software licenses	$721	$1,024	$(303)	(30)%
Cost of maintenance and services	1,084	634	450	71
Sales and marketing	6,802	7,573	(771)	(10)
Engineering and product development	2,187	2,513	(326)	(13)
General and administrative	2,434	2,147	287	13
Impairment of goodwill and long-lived assets	-	-	-	-
Total costs and operating expenses	$13,228	$13,891	$(663)	(5)%

Cost of software licenses. The decrease is primarily due to lower amortization expense as a result of the impairment charge recorded for long-lived assets during the first fiscal quarter and a decrease in capitalized software offset by an increase in royalties.

Cost of maintenance and services. The increase is mainly due to charges related to restructuring efforts during the quarter.

Sales and marketing expenses. The decrease in sales and marketing expenses is comprised of a decrease in sales expense of $0.2 million and a decrease in marketing expense of $0.6 million. The decreased sales expense is comprised of a decrease in commissions of $0.1 million, as a result of the lowered revenue, and a $0.1 million decrease in amortization of intangibles which resulted from the lower intangible asset value subsequent to the impairment charges recorded in the first fiscal quarter. In addition, there were large fluctuations in various employee related expenses which offset each other, including decreased share-based compensation offset by increased wages and one-time restructuring charges. The marketing decrease is primarily comprised of a $0.4 million decrease in marketing and promotional expenses compared to fiscal 2014 resulting from expenses incurred during 2014 in connection with the redesign of our website and a decrease in other marketing materials as we refocus our lead generation programs. In addition, employee related expenses decreased by $0.2 million as a result of a decrease in share based compensation offset by restructuring charges due to the workforce reductions.

Engineering and product development expenses. The decrease is primarily attributable to a reduction of share-based compensation expense that resulted from the decreased headcount relating to restructuring efforts during the first fiscal quarter.

General and administrative expenses. The decrease is primarily attributable to lower external consulting costs as well as lower share-based compensation when compared to last quarter.

Other income (expense)

	Three Months Ended
	March 31,			Percentage
	2015	2014	Increase	Change
Interest expense	$-	$(273)	$273	100%
Other (expense) income	$3	$(792)	$795	100%
Foreign currency transaction loss	$(14)	$(104)	$90	87%

Interest expense. There was no interest expense for the three months ended March 31, 2015. Interest expense of $0.3 million for the three months ended March 31, 2014 represents primarily interest expense related to our $4.0 million subordinated notes with a private investment company and borrowings under a $2.0 million revolving credit facility with a bank, each of which were paid off in full and terminated during the three months ended March 31, 2014.

Other income (expense). Other expense for the three months ended March 31, 2014 of $0.8 million represents primarily a loss on extinguishment of debt recorded as a result of paying down the $2.0 million subordinated note with a private investment company. The loss represented the unamortized debt discount on the subordinated note.

Foreign currency transactions loss. The foreign currency loss for the three months ended March 31, 2015 and 2014 was primarily attributable to fluctuation of the British pound sterling, Swedish krona and other foreign currencies we transact in.

Provision (benefit) for income taxes

	Three Months Ended
	March 31,			Percentage
	2015	2014	Increase	Change
Income tax expense (benefit)	$32	$(323)	$355	110%

During the three months ended March 31, 2015, the Company recorded a tax expense of $32,000 primarily related to the change in the deferred tax asset in Sweden as a result of generating losses, estimated state taxes, and accruing interest on uncertain tax positions. During the three months ended March 31, 2014, the Company recorded a tax benefit of $0.3 million primarily related to losses generated in Sweden, estimated state taxes, and accrued interest and penalties on uncertain tax positions.

Six Months Ended March 31, 2015 Compared to

Six Months Ended March 31, 2014

Total Revenues

	Six Months Ended
	March 31,		Increase	Percentage
	2015	2014	(Decrease)	Change
Software licenses	$7,086	$9,807	$(2,721)	(28)%
Maintenance	6,705	6,121	584	10
Professional services	632	881	(249)	(28)
Total revenue	$14,423	$16,809	$(2,386)	(14)%

Software license revenue. In the first fiscal quarter we transitioned our business and sales approach to one that emphasizes what we view as the higher value differentiation of our complete managed analytics platform and places more focus on the vast potential offered by our Monarch customer base, and investing more in a ‘high velocity’ inside selling model and shifting our partner program to a centralized global model. The disruption associated with such realignment of our focus was the primary driver of the decrease in revenue for the six months ended March 31, 2015 as compared to the six months ended March 31, 2014. We believe that these changes once integrated into our operations will positively affect our ongoing business.

Maintenance revenue. The increase in maintenance revenue is mainly the result of an increase of $0.7 million in Managed Analytics Platform solutions. We attribute the increase in maintenance revenue to maintenance renewals of products containing technology acquired in connection with our acquisition of Panopticon Software AB.

Professional services. Professional services revenue decreased $0.2 million, mainly in the second fiscal quarter. The decrease resulted from changes in selling approach which previously required professional services included on all Enterprise deals.

Total Costs and Expenses

	Six Months Ended
	March 31,		Increase	Percentage
	2015	2014	(Decrease)	Change
Cost of software licenses	$1,596	$2,014	$(418)	(21)%
Cost of maintenance and services	1,962	1,483	479	32
Sales and marketing	14,790	14,957	(167)	(1)
Engineering and product development	4,710	4,888	(178)	(4)
General and administrative	4,575	4,816	(241)	(5)
Impairment of goodwill and long-lived assets	32,009	-	32,009	100
Total costs and operating expenses	$59,642	$28,158	$31,484	112%

Cost of software licenses. The $0.4 million decrease is primarily due to lower amortization expense relating to the capitalized development costs of $0.3 million pertaining to the latest release of our Datawatch Monarch and Datawatch Automator (formerly Data Pump) products which were fully amortized as of September 30, 2014 as well as a $0.2 million decrease in amortization of acquired intangibles due to the reduction in carrying value of the asset as a result of the impairment charge recorded during the first fiscal quarter. These decreases in amortization expense were offset by a $0.1 million increase in royalties.

Cost of maintenance and services. The $0.5 million increase is mainly driven by $0.4 million in restructuring charges.

Sales and marketing expenses. The decrease in sales and marketing expenses is comprised of an increase in sales expense of $0.4 million offset by a decrease in marketing expense of $0.5 million. The increased sales expense results from higher wages, other employee-related costs attributable to increased headcount and professional services when compared to last year and one-time restructuring charges offset by decreased share-based compensation driven by the headcount reductions and a decrease in amortization which resulted from the reduction in the carrying value of intangibles due to the impairment charges recorded during the first fiscal quarter. The marketing decrease is primarily driven by the restructuring effort which resulted in restructuring charges offset by a decrease in share based compensation and other employee related costs. In addition, consulting costs decreased in the current period.

Engineering and product development expenses. The $0.2 million decrease is driven mainly by a decrease in share-based compensation resulting from headcount reductions associated with the restructuring efforts, which were offset by charges related to the restructuring and increases in employee related costs and consulting costs driven by an increased focus on product development to support ongoing development of our managed analytics platform.

General and administrative expenses. The $0.2 million decrease is primarily attributable to lower external consulting costs offset by increased employee related costs as we phased out the use of consultants by hiring employees. In addition, we incurred charges resulting from the restructuring, which were offset by decreases in share-based compensation due to the reduced headcount.

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

Other income (expense)

	Six Months Ended
	March 31,			Percentage
	2015	2014	Increase	Change
Interest expense	$-	$(405)	$405	100%
Other (expense) income	$9	$(759)	$768	101%
Foreign currency transaction loss	$(11)	$(162)	$151	93%

Interest expense. There was no interest expense for the six months ended March 31, 2015. Interest expense of $0.4 million for the six months ended March 31, 2014 represents primarily interest expense related to our $4.0 million subordinated notes with a private investment company and borrowings under a $2.0 million revolving credit facility with a bank, each of which were paid off in full and terminated during the six months ended March 31, 2014.

Other income (expense). There was a minimal amount of other income for the six months ended March, 31, 2015. Other expense for the six months ended March 31, 2014 of $0.8 million represents primarily a loss on extinguishment of debt recorded as a result of paying down the $2.0 million subordinated note with a private investment company. The loss represented the unamortized debt discount on the subordinated note.

Foreign currency transactions loss. The foreign currency loss for the six months ended March 31, 2015 and 2014 was primarily attributable to fluctuation of the British pound sterling and other foreign currencies we transact in.

Benefit for income taxes

	Six Months Ended
	March 31,			Percentage
	2015	2014	Decrease	Change
Income tax benefit	$(2,536)	$(323)	$(2,213)	(685)%

During the six months ended March 31, 2015, the Company recorded a tax benefit of $2.5 million primarily related to the change in the deferred tax liability in Sweden as a result of impairing non-goodwill intangibles and amortization. During the six months ended March 31, 2014, recorded a tax benefit of $0.3 million primarily related to losses generated in Sweden, estimated state taxes, and accrued interest and penalties on uncertain tax positions.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

We lease various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire at various dates through 2019. The lease agreements generally provide for the payment of minimum annual rentals and pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was $0.2 million for both the three months ended March 31, 2015 and 2014, and $0.5 million for both the six months ended March 31, 2015 and 2014. Certain of the Company's facility leases include options to renew.

As of March 31, 2015, our contractual obligations include minimum rental commitments under non-cancelable operating leases and other long-term liabilities related to uncertain tax positions as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 – 2 Years	3 – 5 Years	5 Years
Operating Lease Obligations	$888	$371	$344	$173	$-
Other long-term liabilities	$340	$-	$-	$-	$340

Royalty expense included in cost of software licenses was $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively, and $0.3 million and $0.2 million for the six months ended March 31, 2015 and 2014, respectively.

Our software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, we would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or service warranties. As a result, we believe our exposure related to these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of March 31, 2015.

We enter into indemnification agreements in the ordinary course of business. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of March 31, 2015.

Certain of our agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby we will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of our employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of March 31, 2015.

As permitted under Delaware law, we have agreements with our directors whereby we will indemnify them for certain events or occurrences while the director is, or was, serving at our request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, our director and officer insurance policy would enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe our exposure related to these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current cash balances will be sufficient to meet our cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At March 31, 2015, we had $38.5 million of cash and cash equivalents as compared $47.7 million as of September 30, 2014, a decrease of $9.2 million. $0.8 million of cash and cash equivalents at March 31, 2015 was located in foreign banks.

At March 31, 2015, we had working capital of $35.3 million as compared to $44.9 million as of September 30, 2014. We do not anticipate additional cash requirements to fund growth or the acquisition of additional complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, we may seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that we will be able to issue additional equity or obtain a new or expanded credit facility at attractive prices or rates, or at all.

We had a net loss of $42.7 million for the six months ended March 31, 2015 as compared to net loss of $12.4 million for the six months ended March 31, 2014. During the six months ended March 31, 2015 and 2014, $8.7 million and $5.0 million of cash was used in our operations, respectively. During the six months ended March 31, 2015, the main use of cash in operations was net loss adjusted for depreciation and amortization, share-based compensation expense, deferred income taxes and the impairment of goodwill and long-lived assets as well as the increases in accounts receivable and accounts payable offset by decreases in prepaid expenses and other assets and deferred revenue. During the six months ended March 31, 2014, the main use of cash in operations was net loss adjusted for depreciation and amortization, share-based compensation expense, loss on extinguishment of debt as well as the increase in accounts receivable offset by the decrease in accounts payable.

Net cash used in investing activities for the six months ended March 31, 2015 of $0.4 million is related to the purchase of property and equipment. Net cash used in investing activities for the six months ended March 31, 2014 of $0.4 million is related to the capitalized software development costs and the purchase of property and equipment.

Net cash provided by financing activities for the six months ended March 31, 2015 of $27,000 is related to the proceeds from the issuance of common stock. Net cash provided by financing activities for the six months ended March 31, 2014 of $48.8 million was primarily attributable to a public offering offset by the repayment of debt. On February 19, 2014, we completed a public offering of 2,018,250 shares of common stock at a price to the public of $28.50 per share. The number of shares we sold includes the underwriters’ full exercise of their over-allotment option of 263,250 shares. Net proceeds from the offering, after underwriting discounts and expenses were $53.6 million.

We believe that our current operations have not been materially impacted by the effects of inflation.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At March 31, 2015, we did not participate in or hold any derivative financial instruments or commodity instruments. We hold no investment securities that possess significant market risk.

Primary Market Risk Exposures

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. 22% and 25% of our revenues for the three months ended March 31, 2015 and 2014, respectively, and 22% and 20% of our revenues for the six months ended March 31, 2015 and 2014, respectively, were from our foreign subsidiaries. In addition, 27% and 25% of our operating expenses for the three months ended March 31, 2015 and 2014, respectively, and 12% and 23% of our operating expenses for the six months ended March 31, 2015 and 2014, respectively, were from our foreign subsidiaries.

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in several currencies, of which the most significant to our operations has historically been the British Pound. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to our international subsidiaries, if any, are usually considered to be of a long-term investment nature. Accordingly, the majority of currency movements are reflected in our other comprehensive (loss) income. Foreign currency translation losses arising during both the three and six months ended March 31, 2015 were $0.1 million. Foreign currency translation gains arising during both the three and six months ended March 31, 2014 were $0.1 million. There are, however, certain situations where we will invoice customers in currencies other than our own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in foreign currency transaction losses in the accompanying consolidated statements of operations and were losses of $14,000 and $0.1 million for the three months ended March 31, 2015 and 2014, respectively, and $11,000 and $0.2 million for the six months ended March 31, 2015 and 2014, respectively.

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

Non-amortizing intangible assets, including goodwill, are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment test is also required for other long-lived assets if events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of events or changes in circumstances indicating that the carrying value of such intangible assets may not be recoverable could include a significant adverse long term outlook; unanticipated competition or the introduction of disruptive technology; failure of an anticipated product or product line; testing for recoverability under the Impairment or Disposal of Long-Lived Assets Subsections of Subtopic ASC 360-10; loss of key personnel; or a more-likely-than-not expectation that a significant portion of the company will be sold or otherwise disposed of. During the six months ended March 31, 2015, the Company recorded an impairment of goodwill and long-lived assets in the amount of $32.0 million, related to assets obtained in the acquisition of Panopticon Software AB (“Panopticon”), as a result of revenue shortfalls, operational changes in the sales organization as well as a sustained decline in our share price. Any future impairment of goodwill or other intangible assets could have a negative impact on our profitability and financial results.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2015.

DATAWATCH CORPORATION

/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ James L. Eliason
James L. Eliason
Chief Financial Officer
(Principal Financial Officer)

