Form 10-Q
period 2015-06-30
DATAWATCH CORP
filed 2015-07-29
CIK 792130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of July 24, 2015 was 11,515,592.

DATAWATCH CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DATAWATCH CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	June 30,	September 30,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,319	$47,668
Accounts receivable, net of allowance for doubtful accounts and sales returns of $44 and $63 as of June 30, 2015 and September 30, 2014, respectively	6,382	7,024
Prepaid expenses and other current assets	2,013	1,633
Total current assets	44,714	56,325

Property and equipment, net	589	400
Acquired intellectual property, net	4,476	11,057
Other intangible assets, net	1,346	7,090
Goodwill and indefinite-lived assets	6,685	28,383
Deferred tax asset, net	2,114	239
Other long-term assets	342	103
Total assets	$60,266	$103,597

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,192	$925
Accrued expenses	3,042	2,884
Deferred revenue	7,132	7,401
Deferred tax liability, current	239	239
Total current liabilities	11,605	11,449

LONG-TERM LIABILITIES:
Deferred revenue, long-term	179	105
Deferred tax liability, noncurrent	-	798
Other long-term liabilities	342	335
Total long-term liabilities	521	1,238
Total liabilities	12,126	12,687

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01; authorized: 20,000,000 shares; issued and outstanding: 11,731,752 shares and 11,500,512 shares, respectively, as of June 30, 2015 and 11,289,098 shares and 11,057,858 shares, respectively, as of September 30, 2014	116	114
Additional paid-in capital	139,025	134,960
Accumulated deficit	(89,212)	(42,404)
Accumulated other comprehensive loss	(1,649)	(1,620)
	48,280	91,050
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	48,140	90,910

Total liabilities and shareholders’ equity	$60,266	$103,597

The accompanying notes are an integral part of the consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUE:
Software licenses	$4,117	$5,580	$11,203	$15,387
Maintenance	3,311	3,236	10,016	9,357
Professional services	348	412	980	1,293
Total revenues	7,776	9,228	22,199	26,037

COSTS AND EXPENSES:
Cost of software licenses	697	999	2,293	3,013
Cost of maintenance and services (1)	557	979	2,519	2,462
Sales and marketing (1)	6,513	8,241	21,303	23,198
Engineering and product development (1)	1,988	1,942	6,698	6,830
General and administrative (1)	2,204	2,185	6,779	7,000
Impairment of goodwill and long-lived assets	-	-	32,009	-
Total costs and expenses	11,959	14,346	71,601	42,503

LOSS FROM OPERATIONS	(4,183)	(5,118)	(49,402)	(16,466)

Interest expense	-	-	-	(406)
Other income (expense)	-	4	9	(755)
Foreign currency transaction gain (loss)	(36)	10	(47)	(152)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(4,219)	(5,104)	(49,440)	(17,779)
Income tax expense (benefit)	(96)	53	(2,632)	(270)

NET LOSS	$(4,123)	$(5,157)	$(46,808)	$(17,509)

Net loss per share – basic:	$(0.36)	$(0.48)	$(4.14)	$(1.81)
Net loss per share – diluted:	$(0.36)	$(0.48)	$(4.14)	$(1.81)

Weighted-average shares outstanding – basic	11,448	10,826	11,307	9,654
Weighted-average shares outstanding – diluted	11,448	10,826	11,307	9,654

(1) Includes share-based compensation as follows:

Cost of maintenance and services	$17	$25	$47	$91
Sales and marketing	946	1,204	2,506	3,731
Engineering and product development	125	136	337	1,493
General and administrative	398	321	1,135	1,190
	$1,486	$1,686	$4,025	$6,505

The accompanying notes are an integral part of the consolidated financial statements.

2

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net loss	$(4,123)	$(5,157)	$(46,808)	$(17,509)
Other comprehensive (loss) income:
Foreign currency translation adjustments	76	(51)	(29)	26
Comprehensive loss	$(4,047)	$(5,208)	$(46,837)	$(17,483)

The accompanying notes are an integral part of the consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,808)	$(17,509)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,221	3,189
Share-based compensation expense	4,025	6,505
Non-cash interest expense	-	187
Loss on extinguishment of debt	-	795
Deferred income taxes	(2,672)	(330)
Impairment of goodwill and long-lived assets	32,009	-
Changes in operating assets and liabilities:
Accounts receivable	568	(516)
Prepaid expenses and other assets	(669)	(108)
Accounts payable, accrued expenses and other liabilities	547	(851)
Deferred revenue	(135)	(10)
Cash used in operating activities	(10,914)	(8,648)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	-	(250)
Purchases of property and equipment	(400)	(162)
Cash used in investing activities	(400)	(412)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	-	53,629
Proceeds from exercise of stock options	58	88
Repayments of debt	-	(3,944)
Repayments of line of credit	-	(900)
Capitalized debt issuance costs	-	(5)
Cash provided by financing activities	58	48,868

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(93)	48

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,349)	39,856
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,668	10,312
CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,319	$50,168

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$169

Income taxes paid	$38	$98

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

The Company classified its cash equivalents, which primarily include money market mutual funds, of $29.4 million and $38.9 million as of June 30, 2015 and September 30, 2014, respectively, within Level 2 of the fair value hierarchy.

As of June 30, 2015 and September 30, 2014, the Company’s assets that are measured on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	June 30, 2015			September 30, 2014
	Fair Value Measurement			Fair Value Measurement
	Using Input Types			Using Input Types
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$-	$29,372	$-	$-	$38,863	$-
Total	$-	$29,372	$-	$-	$38,863	$-

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

As of June 30, 2015 and September 30, 2014, the Company’s assets that are measured on a non-recurring basis include the following (in thousands):

	June 30, 2015			September 31, 2014
	Fair Value Measurement			Fair Value Measurement
	Using Input Types			Using Input Types
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Acquired intellectual property, net	$-	$-	$4,476	$-	$-	$11,057
Other intangible assets, net	-	-	1,346	-	-	7,090
Goodwill and indefinite-lived assets	-	-	6,685	-	-	28,383
Total	$-	$-	$12,507	$-	$-	$46,530

NOTE 4: IMPAIRMENT OF GOODWILL AND INDEFINITE-LIVED ASSETS

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. Indefinite-lived intangibles are intangible assets whose useful lives are indefinite in that their lives extend beyond the foreseeable horizon – that is there is no foreseeable limit on the period of time over which they are expected to contribute to the cash flows of the reporting entity. The Company accounts for these items in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 Intangibles – Goodwill and Other, which requires that impairment testing for goodwill is performed at least annually at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). The Company has determined that it is comprised of only one reporting unit. We perform our annual impairment test as of July 31st. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Examples of these events or circumstances include:

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

The Company then performed Step 2 of the impairment test, noting fair value of the long-lived assets (other than goodwill), of $3.0 million, was less than the carrying amount of those assets and, as a result, recorded a non-cash, pre-tax impairment charge of $10.3 million during the quarter ended December 31, 2014 (see Note 5). The Company then determined the implied value of goodwill was $6.7 million, which was less than its carrying value and, as a result, the Company recognized a non-cash, pre-tax charge of $21.7 million during the quarter ended December 31, 2014 and nine months ended June 30, 2015. These impairment charges are included under the caption "Impairment of goodwill and long-lived assets" in our consolidated statements of operations.

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

The following table presents the changes in the carrying amount of our goodwill for the nine months ended June 30, 2015 (in thousands):

Balance at September 30, 2014	$28,383
Goodwill impairment	(21,698)

Balance at June 30, 2015	$6,685

NOTE 5: LONG-LIVED ASSETS

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

During the three months ended December 31, 2014, as a result of an interim impairment test of goodwill and long-lived assets (see Note 4), the Company recorded an impairment charge of $4.3 million for the intellectual property acquired from Panopticon and $6.0 million for the customer lists acquired from Panopticon. During the three months ended March 31, 2015, the Company reclassified $0.6 million of the impairment charge between the acquired intellectual property and the customer lists. The overall impairment charge of $10.3 million remained unchanged and the total intangible values also remained unchanged between December 31, 2014 and June 30, 2015 as a result of the reclassification.

Acquired Intellectual Property

In fiscal 2013, the Company acquired intellectual property from Panopticon totaling $7.9 million. The acquired intellectual property assets are being amortized to cost of software licenses using the straight-line method over the estimated life of the asset of seven and a half years.

The following table presents the changes in the carrying amount of the intellectual property acquired from Panopticon, which is included under the caption “Acquired intellectual property, net” in our consolidated balance sheets, for the nine months ended June 30, 2015 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Balance at September 30, 2014	$7,900	$(1,142)	$6,758
Impairment charge	(4,895)	-	(4,895)
Amortization expense	-	(393)	(393)

Balance at June 30, 2015	$3,005	$(1,535)	$1,470

Other Intangible Assets

Other intangible assets consist of trade names, patents and customer lists acquired from Panopticon. The values allocated to these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset.

Other intangible assets at June 30, 2015 and September 30, 2014 consist of the following (in thousands):

June 30, 2015
Identified	Weighted	Gross
Intangible	Average	Carrying	Impairment	Accumulated	Net Carrying
Asset	Useful Life	Amount	Charge	Amortization	Amount
	(In years)

Patents	20	$160	$-	$(87)	$73
Customer lists	14	8,990	(5,416)	(2,333)	1,241
Trade names	3	120	-	(88)	32

Total		$9,270	$(5,416)	$(2,508)	$1,346

September 30, 2014
Identified	Weighted	Gross
Intangible	Average	Carrying	Impairment	Accumulated	Net Carrying
Asset	Useful Life	Amount	Charge	Amortization	Amount
	(In years)

Patents	20	$160	$-	$(81)	$79
Customer lists	14	8,990	-	(2,047)	6,943
Trade names	3	120	-	(52)	68

Total		$9,270	$-	$(2,180)	$7,090

NOTE 6. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire at various dates through 2022. The lease agreements generally provide for the payment of minimum annual rentals and pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was $0.3 and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, and $0.8 million and $0.7 million for the nine months ended June 30, 2015 and 2014, respectively. Certain of the Company's facility leases include options to renew.

During the three months ended June 30, 2015, the Company entered into a facility lease in Bedford, MA for new corporate headquarters. The lease is for 20,360 square feet commencing November 1, 2015 and ending on October 31, 2022 with a monthly expense of $42,000. The Company anticipates moving into the new facility during the first quarter of fiscal 2016 and anticipates recording a $0.1 million charge, which represents the remaining lease obligation under the lease agreement for the current corporate headquarters in Chelmsford, MA, upon the cease-use date of the existing corporate headquarters. In conjunction with entering into the lease, the Company was required to deposit $0.2 million into a restricted cash account as collateral for a Letter of Credit, which is included under the caption “Other long-term assets” in our consolidated balance sheets, for the period ended June 30, 2015.

Royalties

Royalty expense included in cost of software licenses was $0.2 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $0.4 million and $0.3 million for the nine months ended June 30, 2015 and 2014, respectively. Minimum royalty obligations were insignificant for the three and nine months ended June 30, 2015 and 2014.

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

NOTE 7. RESTRUCTURING CHARGES

Plans initiated during the first fiscal quarter of 2015

During the three months ended December 31, 2014, the Company initiated a restructuring plan to lower expense structure by reducing the investment in legacy solutions and the realignment of international operations, primarily impacting engineering and product development.  The planned action began during the first fiscal quarter and continued during the second fiscal quarter when the remaining employees impacted by the plan were notified. The Company recorded restructuring charges related to workforce reductions including severance and related benefit costs of $0.4 million during the three months ended December 31, 2014, $0.3 million during the three months ended March 31, 2015, and an immaterial amount during the three months ended June 30, 2015.

Plans initiated during the second fiscal quarter of 2015

During the three months ended March 31, 2015, the Company initiated a restructuring plan to reduce the workforce by nearly 15% across all functional areas of the Company in an effort to rebalance investments to match the go-to-market model. The Company completed all restructuring actions associated with this plan during the three months ended March 31, 2015, and recorded restructuring charges of $0.9 million during the three months ended March 31, 2015 related to workforce reductions including severance and related benefit costs, and an additional $27,000 during the three months ended June 30, 2015. No additional amounts are expected to be incurred in future periods.

The following table presents the changes in the accrual for restructuring charges, which is included under the caption “Accrued expenses” in our consolidated balance sheets, as of June 30, 2015 (in thousands):

	Plan initiated during
	Q1 FY15	Q2 FY15	Total

Balance at September 30, 2014	$-	$-	$-
Charges	763	877	1,640
Payments	(628)	(633)	(1,261)
Balance at June 30, 2015	$135	$244	$379

The following table presents restructuring charges included in our unaudited consolidated statements of operations for the three and nine months ended June 30, 2015 (in thousands):

	Three Months Ended			Nine Months Ended
	June 30, 2015			June 30, 2015
	Plan initiated during			Plan initiated during
	1st Quarter	2nd Quarter	Total	1st Quarter	2nd Quarter	Total

Cost of maintenance and services	$-	$(14)	$(14)	$160	$205	$365
Sales and marketing	-	31	31	247	469	716
Engineering and product development	2	9	11	268	55	323
General and administrative	-	1	1	88	148	236
	$2	$27	$29	$763	$877	$1,640

NOTE 8. INCOME TAXES

During the three months ended June 30, 2015, the Company recorded a tax benefit of $0.1, primarily related to the change in the deferred tax asset in Sweden as a result of generating losses, estimated state taxes, return to provision adjustments, and accruing interest on uncertain tax positions. During the three months ended June 30, 2014, the Company recorded a tax expense of $0.1, primarily related to losses generated in Sweden, estimated state taxes, return to provision adjustments, and accrued interest and penalties on uncertain tax positions. During the nine months ended June 30, 2015, the Company recorded a tax benefit of $2.6 million, primarily related to the change in the deferred tax liability in Sweden as a result of impairing non-goodwill intangibles and amortization, estimated state taxes, return to provision adjustments, and accruing interest on uncertain tax positions. During the nine months ended June 30, 2014, the Company recorded a tax benefit of $0.3 million, primarily related to losses generated in Sweden, estimated state taxes, return to provision adjustments, and accrued interest and penalties on uncertain tax positions.

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through and until 2034. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. With the exception of Sweden, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets in the U.S, U.K., Australia, Germany, and Singapore at June 30, 2015 and September 30, 2014.

At September 30, 2014, the Company had a cumulative tax liability of $0.3 million related to uncertain tax positions for Federal, state, and foreign tax exposure that could result in cash payments.  There were no significant changes to the Company’s uncertain tax positions during the nine months ended June 30, 2015. The Company does not expect its tax liability to change significantly during the next twelve months.

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

The following table presents the computation basic and diluted net loss per share attributable to common shareholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net loss	$(4,123)	$(5,157)	$(46,808)	$(17,509)
Weighted-average number of common shares outstanding	11,448	10,826	11,307	9,654

Net loss per share	(0.36)	(0.48)	(4.14)	(1.81)

For the three and nine months ended June 30, 2015 and 2014 all common stock equivalents in the respective periods were anti-dilutive as a result of the Company’s net loss position. As such, 242,200 shares and 563,738 shares, have not been included in the calculation of basic or diluted net loss per share for the three months ended June 30, 2015 and 2014, respectively and 272,700 shares and 883,891 shares for the nine months ended June 30, 2015 and 2014, respectively.

NOTE 10. SHARE-BASED COMPENSATION

The Company provides its employees, officers, consultants and directors with stock options, restricted stock units and other stock rights for common stock of the Company on a discretionary basis. All option and restricted stock unit grants are subject to the terms and conditions determined by the Compensation and Stock Committee of the Board of Directors, and generally vest over a three-year period beginning three months from the date of grant and expire either seven or ten years from the date of grant depending on the plan. All awards granted during the nine months ended June 30, 2015 were granted under our 2011 Plan. At June 30, 2015, there were 399,833 shares available for future issuance under the 2011 Plan.

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

The following table is a summary of combined activity for all of the Company’s stock option plans:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of Options	Price Per Share	Life (In years)	Value (In thousands)

Outstanding, September 30, 2014	320,500	$5.97	3.74	$1,572
Granted	-	-	-	-
Canceled/Forfeited	-	-	-	-
Exercised	(18,000)	2.91	1.07	71
Outstanding, June 30, 2015	302,500	$6.15	3.12	$696

Exercisable, June 30, 2015	277,492	$5.54	2.96	$696

Unvested awards expected to vest, June 30, 2015	22,507	$12.92	4.82	$-

Restricted Stock Units

The following table presents nonvested RSU information for the nine months ended June 30, 2015:

Number of
RSUs
Outstanding

Nonvested, September 30, 2014	740,011
Granted	441,568
Canceled/Forfeited	(198,177)
Vested	(207,660)
Nonvested, June 30, 2015	775,742

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

The Company conducts operations in the U.S. and internationally. The following table presents information about the Company’s geographic operations (in thousands):

			Intercompany
	Domestic	International	Eliminations	Total

Total Revenue

Three months ended June 30, 2015	$6,787	$1,593	$(604)	$7,776
Three months ended June 30, 2014	$7,680	$2,507	$(959)	$9,228

Nine months ended June 30, 2015	$19,367	$4,712	$(1,880)	$22,199
Nine months ended June 30, 2014	$22,342	$5,912	$(2,217)	$26,037

Total Operating Loss

Three months ended June 30, 2015	$(2,751)	$(1,385)	$(47)	$(4,183)
Three months ended June 30, 2014	$(4,422)	$(684)	$(12)	$(5,118)

Nine months ended June 30, 2015	$(44,017)	$(5,332)	$(53)	$(49,402)
Nine months ended June 30, 2014	$(12,577)	$(3,873)	$(16)	$(16,466)

Total Long-Lived Assets
At June 30, 2015	$15,301	$19	$-	$15,320
At September 30, 2014	$47,135	$137	$-	$47,272

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of a joint project by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that would: remove inconsistencies and weaknesses, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets, improve disclosure requirements and resulting financial statements, and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB voted to delay the effective date of the new revenue standard by one year, but to permit entities to choose to adopt the standard as of the original effective date. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

Our significant accounting policies are described in Note 1 to the consolidated financial statements for the fiscal year ended September 30, 2014 included in our previously filed Form 10-K. There have been no material changes to the accounting policies for the three and nine months ended June 30, 2015.

OVERVIEW

During the first quarter of fiscal 2015, we announced several new strategic initiatives including the transition of our business and sales approach to one that emphasizes what we view as the higher value differentiation of our complete managed analytics platform and places more focus on the potential offered by our Monarch customer base, investing more in a ‘high velocity’ inside selling model and shifting our partner program to a centralized global model. In order to achieve these strategic objectives, we initiated significant restructuring efforts during the three months ended December 31, 2014, which reduced our investment in legacy solutions, and realigned international operations. In addition, during the three months ended March 31, 2015, we initiated a second restructuring plan in an effort to rebalance our investments to match the go-to-market model. Under the second quarter plan, we further reduced the workforce during the three months ended March 31, 2015 by nearly 15%, across all functional areas of the company. These combined actions are expected to reduce our annualized total operating expenses by $6.5 million. During the three months ended June 30, 2015, we reduced our operating expenses by $1.9 million compared to March 31, 2015.

The disruptions caused by these strategic initiatives have negatively impacted our performance, however, we are beginning to see positive signs that we are improving our sales execution, expanding our market awareness and producing meaningful innovation to our product platform.

Sales execution

During the three months ended June 30, 2015, we increased our license revenue by $0.2 million, or 5%, compared to the prior quarter ended March 31, 2015. In addition, we increased our deferred revenue balance by $0.4 million, or 6%, compared to the quarter ended March 31, 2015, which was driven by license deferred revenue. The increase in deferred revenue was primarily the result of a shift in our pricing policy to a subscription based model for our smaller sized Monarch orders.

Market awareness

During the three months ended June 30, 2015, we expanded our partner channel with several new Original Equipment Manufacturer, or “OEM” agreements, which are a critical element of our long-term strategic growth plan. In April, Dell Software announced a partnership with Datawatch to OEM our visualization capabilities directly into its Statistica advanced analytics platform. We also closed new OEM deals with Lipper, Fincad and FlexTrade, and extended existing OEM deals with Bloomberg and NASDAQ. Most encouraging, our enhanced data preparation capabilities have reinvigorated existing partners and expanded our partner pipeline with prospects whose solutions require complementary data preparation

Innovation to product platform

On June 30, 2015, we released Monarch version 13. The new product release significantly extends the range of data sources that we address and provides a simple point-and-click interface built on top of what we believe is the world’s most powerful data preparation engine. This release allows a user to immediately visualize prepared data not just in Datawatch Designer, but in other popular BI and advanced analytic tools such as Dell Statistica, Tableau, Qlik, IBM Watson Analytics, Tibco Spotfire, SAS, SAP Lumira, Excel and many others.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from our accompanying consolidated financial statements. The operating results for any period should not be considered indicative of the results expected for any future period.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUE:
Software licenses	53%	60%	51%	59%
Maintenance	43	35	45	36
Professional services	4	5	4	5
Total revenues	100%	100%	100%	100%

COSTS AND EXPENSES:
Cost of software licenses	9%	11%	10%	12%
Cost of maintenance and services	7	10	11	9
Sales and marketing	84	89	96	89
Engineering and product development	26	21	30	26
General and administrative	28	24	31	27
Impairment of goodwill and long-lived assets	-	-	144	-
Total costs and expenses	154%	155%	322%	163%

LOSS FROM OPERATIONS	(54)%	(55)%	(222)%	(63)%

Interest expense	-%	-%	-%	(1)%
Other income (expense)	-	-	-	(3)
Foreign currency transaction gain (loss)	-	-	-	(1)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(54)%	(55)%	(222)%	(68)%
Income tax expense (benefit)	(1)	1	(12)	(1)

NET LOSS	(53)%	(56)%	(210)%	(67)%

Three Months Ended June 30, 2015 Compared to

Three Months Ended June 30, 2014

Total Revenues

	Three Months Ended
	June 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
Software licenses	$4,117	$5,580	$(1,463)	(26)%
Maintenance	3,311	3,236	75	2
Professional services	348	412	(64)	(16)
Total revenue	$7,776	$9,228	$(1,452)	(16)%

Software license revenue. As noted in the first fiscal quarter, we transitioned our business and sales approach to one that emphasizes what we view as the higher value differentiation of our complete managed analytics platform and places more focus on the potential offered by our Monarch customer base, investing more in a ‘high velocity’ inside selling model and shifting our partner program to a centralized global model. We continued to integrate these changes into our operations during the quarter ended June 30, 2015, however, the disruption associated with such a realignment of our focus was the primary driver of the decrease in software license revenue for the three months ended June 30, 2015 as compared to three months ended June 30, 2014. Two important operational metrics indicative of the transformation are the number of six-figure license deals and the average deal size for license sales greater than $10,000. For the three months ended June 30, 2015 there were 7 six-figure deals while the average deal size was $56,000 as compared to 8 six-figure license deals and $62,000 average deal size for the three months ended June 30, 2014. In addition, we implemented a new pricing policy during the quarter, which requires a subscription based model for smaller sized Monarch orders. As a result of this policy change, we increased deferred revenue by $0.4 million.

Maintenance revenue. The increase in maintenance revenue is primarily driven by strong renewal bookings of both enterprise and desktop software from prior quarters. Renewal rates for both enterprise and desktop products continue at prior levels.

Professional services. Professional services revenue decreased $0.1 million, as a result of changes in selling approach which previously required professional services included on all Enterprise deals.

Total Costs and Expenses

	Three Months Ended
	June 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
Cost of software licenses	$697	$999	$(302)	(30)%
Cost of maintenance and services	557	979	(422)	(43)
Sales and marketing	6,513	8,241	(1,728)	(21)
Engineering and product development	1,988	1,942	46	2
General and administrative	2,204	2,185	19	1
Impairment of goodwill and long-lived assets	-	-	-	-
Total costs and operating expenses	$11,959	$14,346	$(2,387)	(17)%

Cost of software licenses. The $0.3 million decrease is due to a $0.2 million decrease in amortization expense as a result of the impairment charge recorded for long-lived assets during the first fiscal quarter and a $0.1 million decrease in capitalized software.

Cost of maintenance and services. The decrease is mainly due to a decrease in employee related expense resulting from a 20 percent decrease in headcount compared to the prior quarter and compared to the same quarter last fiscal year, due to the restructuring efforts and a shift to a web enabled, on-line approach to the delivery of training.

Sales and marketing expenses. The decrease in sales and marketing expenses is comprised of an increase in sales expense of $38,000 and a decrease in marketing expense of $1.8 million. The change in sales expense is comprised of an increase in outside consultants offset by a decrease in employee related expenses, resulting from an 8 percent decrease in headcount compared to the prior quarter and a 15 percent decrease in headcount compared to the same quarter last fiscal year, due to the restructuring efforts that occurred during our last fiscal quarter, and a $0.1 million decrease in amortization of intangibles which resulted from the lower intangible asset value subsequent to the impairment charges recorded in the first fiscal quarter. The marketing decrease is primarily comprised of a $1.2 million decrease in marketing and promotional expenses compared to fiscal 2014 resulting from expenses incurred during 2014 in connection with the redesign of our website and a decrease in other marketing materials as we refocus our lead generation programs. While we decreased employee related expenses in marketing by $0.4 million, as a result of the restructuring efforts that occurred over the past two fiscal quarters, we realigned our investments and focus in this area, and as a result headcount remained flat. In addition, marketing expense related to outside consultants decreased by $0.2 million.

Engineering and product development expenses. While overall engineering and product development expenses remained relatively flat over the prior period, we experienced a decrease in employee related expenses resulting from a 9 percent decrease in headcount compared to the prior quarter, and a 15 percent decrease compared to the same quarter last fiscal year primarily related to areas focused on legacy products, due to the restructuring efforts that occurred during our last two fiscal quarters, which were offset by an increase in consulting expenses related to outside development services.

General and administrative expenses. General and administrative expenses remained relatively flat over the prior period.

Other income (expense)

	Three Months Ended
	June 30,			Percentage
	2015	2014	Increase	Change
Interest expense	$-	$-	$-	-%
Other (expense) income	$-	$4	$(4)	100%
Foreign currency transaction loss	$(36)	$10	$(46)	460%

 Interest expense. There was no interest expense for both the three months ended June 30, 2015 and 2014.

Other income (expense). There was no other income expense for the three months ended June 30, 2015. Other expense for the three months ended June 30, 2014 was minimal.

Foreign currency transactions loss. The foreign currency loss for the three months ended June 30, 2015 and 2014 was primarily attributable to fluctuation of the British pound sterling, Swedish krona and other foreign currencies we transact in.

Provision (benefit) for income taxes

	Three Months Ended
	June 30,			Percentage
	2015	2014	Increase	Change
Income tax expense (benefit)	$(96)	$53	$(149)	281%

During the three months ended June 30, 2015, the Company recorded a tax benefit of $0.1 million, primarily related to the change in the deferred tax asset in Sweden as a result of generating losses, estimated state taxes, return to provision adjustments, and accruing interest on uncertain tax positions. During the three months ended June 30, 2014, the Company recorded a tax expense of $0.1 million, primarily related to losses generated in Sweden, estimated state taxes, return to provision adjustments, and accrued interest and penalties on uncertain tax positions.

Nine Months Ended June 30, 2015 Compared to

Nine Months Ended June 30, 2014

Total Revenues

	Nine Months Ended
	June 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
Software licenses	$11,203	$15,387	$(4,184)	(27)%
Maintenance	10,016	9,357	659	7
Professional services	980	1,293	(313)	(24)
Total revenue	$22,199	$26,037	$(3,838)	(15)%

Software license revenue. As noted in the first fiscal quarter, we transitioned our business and sales approach to one that emphasizes what we view as the higher value differentiation of our complete managed analytics platform and places more focus on the potential offered by our Monarch customer base, investing more in a ‘high velocity’ inside selling model and shifting our partner program to a centralized global model. We continued to integrate these changes into our operations during the quarter ended June 30, 2015, however, the disruption associated with such a realignment of our focus was the primary driver of the decrease in software license revenue for the nine months ended June 30, 2015 as compared to the nine months ended June 30, 2014. During the nine months ended June 30, 2015, we implemented a new pricing policy which requires a subscription based model for smaller sized Monarch orders. As a result of this policy change, we increased our license deferred revenue by $0.5 million over the nine months ended June 30, 2015.

Maintenance revenue. The increase in maintenance revenue is primarily driven by strong renewal bookings of both enterprise and desktop software from prior quarters. Renewal rates for both enterprise and desktop products continue at prior levels

Professional services. Professional services revenue decreased $0.3 million, as a result of changes in selling approach which previously required professional services included on all Enterprise deals.

Total Costs and Expenses

	Nine Months Ended
	June 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
Cost of software licenses	$2,293	$3,013	$(720)	(24)%
Cost of maintenance and services	2,519	2,462	57	2
Sales and marketing	21,303	23,198	(1,895)	(8)
Engineering and product development	6,698	6,830	(132)	(2)
General and administrative	6,779	7,000	(221)	(3)
Impairment of goodwill and long-lived assets	32,009	-	32,009	100
Total costs and operating expenses	$71,601	$42,503	$29,098	68%

Cost of software licenses. The $0.7 million decrease is primarily due to lower amortization expense. Our amortization of capitalized development costs pertaining to a prior release of our Datawatch Monarch and Datawatch Automator (formerly Data Pump) products which were fully amortized as of September 30, 2014 decreased $0.7 million. In addition, amortization of acquired intangibles decreased by $0.4 million due to the reduction in carrying value of the asset as a result of the impairment charge recorded during the first fiscal quarter. These decreases in amortization expense were offset by a $0.2 million increase in royalties.

Cost of maintenance and services. Costs of maintenance and services increased $0.1 million as a result of a $0.3 million decrease in employee related expenses resulting from a 46 percent decrease in headcount due to the restructuring efforts that occurred during our first and second fiscal quarters and a shift to a web enabled, on-line approach to the delivery of training, which were offset by a $0.4 million increase in restructuring charges.

Sales and marketing expenses. The decrease in sales and marketing expenses is comprised of an increase in sales expense of $0.4 million and a decrease in marketing expense of $2.3 million. The increased sales expense results from a $0.3 million increase in employee-related costs attributable to increased headcount and a $0.5 million increase in professional services when compared to last year, a $0.3 million increase in restructuring charges offset by decreased share-based compensation of $0.7 million, and a $0.2 million decrease in amortization which resulted from the reduction in the carrying value of intangibles due to the impairment charges recorded during the first fiscal quarter. The marketing decrease is primarily driven by the restructuring effort which resulted in (i) an increase of $0.3 million of restructuring charges offset by a $1.7 million decrease in marketing and promotional expenses compared to fiscal 2014 resulting from expenses incurred during 2014 in connection with the redesign of our website and a decrease in other marketing materials as we refocus our lead generation programs, (ii) a $0.5 million decrease in share-based compensation, and (iii) a $0.3 million decrease in other employee related costs. In addition, consulting costs decreased $0.2 million.

Engineering and product development expenses. The $0.1 million decrease is driven mainly by a $1.2 million decrease in share-based compensation resulting from headcount reductions associated with the restructuring efforts, which were offset by an increase of $0.3 million in restructuring costs. In addition, consulting costs increased $0.4 million and facility related expenses increased $0.3 million driven by an increased focus on product development to support ongoing development of our managed analytics platform.

General and administrative expenses. The $0.2 million decrease is mainly the result of a $0.7 million decrease in external consulting costs, offset by a $0.3 million increase in employee related costs as we phased out the use of consultants by hiring employees. In addition, we incurred charges resulting from the restructuring, which were offset by decreases in share-based compensation due to the reduced headcount.

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

Other income (expense)

	Nine Months Ended
	June 30,			Percentage
	2015	2014	Increase	Change
Interest expense	$-	$(406)	$406	100%
Other (expense) income	$9	$(755)	$764	101%
Foreign currency transaction loss	$(47)	$(152)	$105	69%

Interest expense. There was no interest expense for the nine months ended June 30, 2015. Interest expense of $0.4 million for the nine months ended June 30, 2014 represents primarily interest expense related to our $4.0 million subordinated notes with a private investment company and borrowings under a $2.0 million revolving credit facility with a bank, each of which were paid off in full and terminated during the nine months ended June 30, 2014.

Other income (expense). There was a minimal amount of other income for the nine months ended June 30, 2015. Other expense for the nine months ended June 30, 2014 of $0.8 million represents primarily a loss on extinguishment of debt recorded as a result of paying down the $2.0 million subordinated note with a private investment company. The loss represented the unamortized debt discount on the subordinated note.

Foreign currency transactions loss. The foreign currency loss for the nine months ended June 30, 2015 and 2014 was primarily attributable to fluctuation of the British pound sterling and other foreign currencies we transact in.

Benefit for income taxes

	Nine Months Ended
	June 30,			Percentage
	2015	2014	Decrease	Change
Income tax benefit	$(2,632)	$(270)	$(2,362)	(875)%

During the nine months ended June 30, 2015, we recorded a tax benefit of $2.6 million, primarily related to the change in the deferred tax liability in Sweden as a result of impairing non-goodwill intangibles and amortization, estimated state taxes, return to provision adjustments, and accruing interest on uncertain tax positions. During the nine months ended June 30, 2014, we recorded a tax benefit of $0.3 million, primarily related to losses generated in Sweden, estimated state taxes, return to provision adjustments, and accrued interest and penalties on uncertain tax positions.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

We lease various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire at various dates through 2022. The lease agreements generally provide for the payment of minimum annual rentals and pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was $0.3 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, and $0.8 million and $0.7 million for the nine months ended June 30, 2015 and 2014, respectively. Certain of our facility leases include options to renew.

During the three months ended June 30, 2015, we entered into a facility lease in Bedford, MA for our new corporate headquarters. The lease is for 20,360 square feet commencing November 1, 2015 and ending on October 31, 2022 with a monthly expense of $42,000. We anticipate moving into the new facility during the first quarter of fiscal 2016 and expect to record a $0.1 million charge, which represents the remaining lease obligation under the lease agreement for the current corporate headquarters in Chelmsford, MA, upon the cease-use date of the existing corporate headquarters. In conjunction with entering into the lease, we were required to deposit $0.2 million into a restricted cash account as collateral for a Letter of Credit, which is included under the caption “Other long-term assets” in our consolidated balance sheets, for the period ended June 30, 2015.

As of June 30, 2015, our contractual obligations include minimum rental commitments under non-cancelable operating leases and other long-term liabilities related to uncertain tax positions as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 – 2 Years	3 – 5 Years	5 Years
Operating Lease Obligations	$4,766	$226	$891	$1,859	$1,790
Other long-term liabilities	$342	$-	$-	$-	$342

Royalty expense included in cost of software licenses was $0.2 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $0.4 million and $0.3 million for the nine months ended June 30, 2015 and 2014, respectively.

Our software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, we would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or service warranties. As a result, we believe our exposure related to these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of June 30, 2015.

We enter into indemnification agreements in the ordinary course of business. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of June 30, 2015.

Certain of our agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby we will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of our employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of June 30, 2015.

As permitted under Delaware law, we have agreements with our directors whereby we will indemnify them for certain events or occurrences while the director is, or was, serving at our request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, our director and officer insurance policy would enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe our exposure related to these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current cash balances will be sufficient to meet our cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At June 30, 2015, we had $36.3 million of cash and cash equivalents as compared $47.7 million as of September 30, 2014, a decrease of $11.4 million. $1.5 million of cash and cash equivalents at June 30, 2015 was located in foreign banks.

At June 30, 2015, we had working capital of $33.1 million as compared to $44.9 million as of September 30, 2014. We do not anticipate additional cash requirements to fund growth or the acquisition of additional complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, we may seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that we will be able to issue additional equity or obtain a new or expanded credit facility at attractive prices or rates, or at all.

We had a net loss of $46.8 million for the nine months ended June 30, 2015 as compared to net loss of $17.5 million for the nine months ended June 30, 2014. During the nine months ended June 30, 2015 and 2014, $11.0 million and $8.6 million of cash was used in our operations, respectively. During the nine months ended June 30, 2015, the main use of cash in operations was net loss adjusted for depreciation and amortization, share-based compensation expense, deferred income taxes and the impairment of goodwill and long-lived assets as well as the increases in accounts receivable and accounts payable offset by decreases in prepaid expenses and other assets and deferred revenue. During the nine months ended June 30, 2014, the main use of cash in operations was net loss adjusted for depreciation and amortization, share-based compensation expense, loss on extinguishment of debt as well as the decrease in accounts receivable and accounts payable.

Net cash used in investing activities for the nine months ended June 30, 2015 of $0.4 million is related to the purchase of property and equipment. Net cash used in investing activities for the nine months ended June 30, 2014 of $0.4 million is related to the capitalized software development costs and the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended June 30, 2015 of $58,000 is related to the proceeds from the issuance of common stock. Net cash provided by financing activities for the nine months ended June 30, 2014 of $48.9 million was primarily attributable to a public offering offset by the repayment of debt. On February 19, 2014, we completed a public offering of 2,018,250 shares of common stock at a price to the public of $28.50 per share. The number of shares we sold includes the underwriters’ full exercise of their over-allotment option of 263,250 shares. Net proceeds from the offering, after underwriting discounts and expenses were $53.6 million.

We believe that our current operations have not been materially impacted by the effects of inflation.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At June 30, 2015, we did not participate in or hold any derivative financial instruments or commodity instruments. We hold no investment securities that possess significant market risk.

Primary Market Risk Exposures

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. 20% and 27% of our revenues for the three months ended June 30, 2015 and 2014, respectively, and 21% and 23% of our revenues for the nine months ended June 30, 2015 and 2014, respectively, were from our foreign subsidiaries. In addition, 25% and 22% of our operating expenses for the three months ended June 30, 2015 and 2014, respectively, and 14% and 23% of our operating expenses for the nine months ended June 30, 2015 and 2014, respectively, were from our foreign subsidiaries.

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in several currencies, of which the most significant to our operations has historically been the British Pound. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to our international subsidiaries, if any, are usually considered to be of a long-term investment nature. Accordingly, the majority of currency movements are reflected in our other comprehensive (loss) income. Foreign currency translation gains arising during the three months ended June 30, 2015 were $0.1 million. Foreign currency translation losses arising during the three months ended June 30, 2014 were $0.1 million. Foreign currency translation losses arising during the nine months ended June 30, 2015 were $29,000. Foreign currency translation gains arising during the nine months ended June 30, 2014 were $26,000. There are, however, certain situations where we will invoice customers in currencies other than our own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in “Foreign currency transaction gain (loss)” section of the accompanying consolidated statements of operations and were losses of $36,000 for the three months ended June 30, 2015 Gains from foreign currency transactions were $10,000 for the 2014 Losses from foreign currency transactions were $47,000 and $0.2 million for the nine months ended June 30, 2015 and 2014, respectively.

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

Non-amortizing intangible assets, including goodwill, are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment test is also required for other long-lived assets if events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of events or changes in circumstances indicating that the carrying value of such intangible assets may not be recoverable could include a significant adverse long term outlook; unanticipated competition or the introduction of disruptive technology; failure of an anticipated product or product line; testing for recoverability under the Impairment or Disposal of Long-Lived Assets Subsections of Subtopic ASC 360-10; loss of key personnel; or a more-likely-than-not expectation that a significant portion of the company will be sold or otherwise disposed of. During the nine months ended June 30, 2015, the Company recorded an impairment of goodwill and long-lived assets in the amount of $32.0 million, related to assets obtained in the acquisition of Panopticon Software AB (“Panopticon”), as a result of revenue shortfalls, operational changes in the sales organization as well as a sustained decline in our share price. Any future impairment of goodwill or other intangible assets could have a negative impact on our profitability and financial results.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 29, 2015.

DATAWATCH CORPORATION

/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ James L. Eliason
James L. Eliason
Chief Financial Officer
(Principal Financial Officer)

