Form 10-K
period 2015-09-30
DATAWATCH CORP
filed 2015-11-13
CIK 792130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-19960

DATAWATCH CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	02-0405716
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Large accelerated filer  ☐    Accelerated filer ☒

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on March 31, 2015, the last business day of the Company’s most recently completed second fiscal quarter, as reported by the NASDAQ Capital Market was $62,019,385.

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 9, 2015 was 11,641,453.

Documents Incorporated By Reference

Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2015. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

DATAWATCH CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. BUSINESS

GENERAL

Datawatch Corporation (NASDAQ-CM: DWCH) (“Datawatch”, “We”, “Us”, “Our”) provides self-service data preparation and visual data discovery software that optimizes multiple sources and a variety of data – regardless of its variety, volume, or velocity – delivering next generation analytics to reveal valuable insights for improving business. Its ability to integrate structured, unstructured, and semi-structured sources like reports, PDF files and EDI streams with real-time streaming data into visually rich analytic applications allows users to dynamically discover key factors that impact any operational aspect of their business. We believe this ability to perform visual discovery against multiple sources and a variety of data sets Datawatch apart in the Big Data and visualization markets. Organizations of every size, worldwide use Datawatch products, including 99 of the Fortune 100. Datawatch is headquartered in Chelmsford, Massachusetts, with offices in New York, London, Stockholm, Singapore, and Manila, and with partners and customers in more than 100 countries worldwide.

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

OUR MARKET

We sell and compete in the data preparation and visualization market, which is an emerging and fast growing segment of the overall business analytics space. The analytics market has evolved over the past several years from large systems implemented and managed by IT, to more agile, self-service systems owned and operated by the various business functions.

The self-service data preparation market addresses the needs of business users who are creating and analyzing data without IT intervention. Users need to access, clean and blend data from a wide variety of systems before it can be visualized. It is estimated that up to 80% of user time is spent preparing data versus analyzing data.

The visual data discovery market continues to evolve with new requirements that make Datawatch a more relevant player in this market. While ease of use is still a critical factor in the adoption of visualization technologies, the types of use cases that organizations are applying these technologies to have changed. To support these new use cases visual data discovery technologies are evolving from products to platforms that deal with not only the development of visualizations, but also the acquisition, preparation, automation and management of any source of data to be used in visual data discovery applications. Datawatch’s extensive experience in these areas has allowed us to take on these challenges and deliver high value results to our customers in these mission critical use cases. Two use cases that have dramatically changed how visualization technologies are used are the emergence of the internet of things (“IoT”), specifically the industrial internet, and the expanded use of enterprise content management sources as data in visualization applications.

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

While IoT and ECM based visual data discovery solutions are only two of many examples of changes in the market that are driving new requirements for visual data discovery vendors, they are not alone. An increase in the use of NoSQL data and other multi-structured sources coupled with the desire for a more manageable and governed deployment of visualization solutions are also driving additional changes in industries such as capital markets, government, retail, and telecommunications. With Datawatch’s Managed Analytics Platform, we believe that we are positioned to become a leader in the enterprise class of visualization applications.

OUR PRODUCTS

Datawatch provides a Managed Analytics Platform that brings together self-service data preparation and visual data discovery.  Its software bridges the gap between the ease that business user’s demand and the automation and governance needed by IT.  Datawatch’s product portfolio allows users to service their own analytical needs at their personal desktop and then expand the deployment of these visual data discovery applications to others in their departments or across the enterprise as the need for access to these high value analytical applications spreads.

Our principal product line of Managed Analytics Platform solutions includes the following products:

Datawatch Monarch™ — Self-Service Data Preparation

Datawatch Monarch is a self-service data preparation tool to explore, manipulate and merge new data sources. With Datawatch Monarch, users can bring all the data that is needed to manage the business to life, whether that information is stored in structured sources like databases, or in less conventional places like unstructured or semi-structured EDI streams, PDF files, reports, or text files.

Datawatch Designer™ - Visually Design, Discover and Explore New Insights

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

Datawatch Server™ - Securely Share, Govern and Visualize Throughout the Organization

To fully exploit the power of optimized information, organizations must ensure that all information is easily available to users of all types. Datawatch Server is used to automate the data preparation process, manage and govern access, and visualize information from any data source that can be modeled via the Datawatch Monarch or Datawatch Designer products.

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

OUR SERVICES

Datawatch complements its core products with a range of services to ensure successful deployment and usage of our self-service data preparation and visual data discovery software. This includes educational services for customers and partners implementing and learning about the platform, maintenance and support, and professional services to provide in-depth technical assistance for software implementations.

Educational Services - Datawatch Educational Services offers a number of training choices to customers and partners to support the knowledge and skills development needed to take advantage of their investment in our self-service data preparation and visual data discovery software. We offer an array of live and virtual classroom instruction, including private onsite classes. Courses include training on all aspects of our platform, from beginning model building basics to the deployment of sophisticated dashboards sourced from data harvested by our platform.

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

Datawatch has determined that it has only one operating segment. See Note 12 to our accompanying consolidated financial statements for information about our revenue by geographic operations.

MARKETING, SALES AND DISTRIBUTION STRATEGY

We market and sell our products and services through our direct sales force, a distribution channel and an indirect sales channel comprised of a global partner network. Our direct sales force consists of professional sales and pre-sales personnel who typically have several years of experience selling and demonstrating enterprise software solutions. Our distribution channel is predominantly for our Datawatch Monarch product and consists of a two-tier reselling network in North America and single-tier resellers in the rest of the world. Our global partner network brings significant technological and industry expertise, as well as added geographic presence, that enable us to reach customer organizations around the world. These indirect sales channels often help to shorten sales cycles with prospective customers.

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

Our global partner network also includes original equipment manufacturer (“OEM”) partners and value-added reseller (“VAR”) partners who use our technologies as an embedded or bundled add-on features in their products and services. Typically, OEM and VAR partners include software companies, SaaS vendors and information providers. More broadly, this category includes any organization seeking to leverage Datawatch products to access and analyze semi-structured and unstructured data for use in an existing or new product or in a service offering. We invest both development and business resources to ensure that Datawatch products are optimized and certified for leading technology platforms, allowing our customers to benefit from these expanded solutions with seamless integration.

We support our global partner network based on three fundamental principles:

•	enable partners through sales training, demonstration training, technical support and education;

•	market with and for partners through lead generation programs, customer marketing and awareness; and,

•	position and sell Datawatch products with effective sales tools and sales support.

As of September 30, 2015, our global partner network was comprised of more than 100 partners worldwide. No one customer accounted for more than 10% of our total revenue in fiscal 2015. One distribution partner, Lifeboat Distribution (“Lifeboat”), accounted for 15% and 20% of total revenue for the years ended September 30, 2014 and 2013, respectively. Other than this customer, no other customer accounted for more than 10% of our total revenue in fiscal 2014 or 2013. Our agreement with Lifeboat expired in early 2015 and, to manage the transition, we have refocused part of our Inside Sales Team to manage and pursue the book of business previously handled by Lifeboat.

Prior to the expiration of our agreement, we offered Lifeboat the ability to return slow-moving and obsolete versions of our products for credit. Based on our historical experience relative to products sold to distributors, we believe that our exposure to such returns was minimal. While the agreement was in place, we recorded a provision for such estimated returns in our accompanying consolidated financial statements.

Our software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. We also offer a 30 day money-back guarantee on our Datawatch Monarch product sold directly to end-users. To date, we have not experienced any significant product returns under our money-back guarantee.

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

 Our revenues from outside of the United States are primarily the result of sales through the direct sales force of our wholly-owned subsidiaries, Datawatch International Limited, which is located in the United Kingdom and its subsidiaries which are located in Germany, Singapore and Australia, and Panopticon Software AB, which is located in Sweden, as well as through international resellers. Such international sales represented 21%, 17% and 13% of our total revenue for fiscal 2015, 2014 and 2013, respectively.  Further geographic information is included in Note 12, “Segment Information and Revenue by Geographic Location,” to the consolidated financial statements located in Part II, Item 8, of this Form 10-K.

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

Datawatch products have been developed through in-house software development, by offshore software development companies hired under contract or by acquisition. We maintain source code and full product control for these products, which include Datawatch Monarch, Datawatch Designer, Datawatch Server, Datawatch Software Developers Kit, Datawatch Report Mining Server and Datawatch Report Manager On-Demand.

Our total engineering and product development expense was $8.9 million, $9.1 million and $3.9 million for fiscal years 2015, 2014 and 2013, respectively.

OUR COMPETITION

The differentiated technology underlying Datawatch’s self-service data preparation and visual data discovery software enables us to compete within the broader, highly competitive, business analytics market and specifically the data visualization market. While we believe that there is no single competitor that addresses the full range of capabilities of our software, we face competition from several companies that are offering, or soon may offer, products that compete with portions or aspects of our software.

Competitors can be classified into four broad categories:

•	Large software companies, including suppliers of traditional business intelligence products that provide one or more capabilities that are competitive with our products, such as IBM, Microsoft, Oracle and SAP.

•	New and emerging vendors focused on data preparation, such as Informatica, Alteryx, Paxata and Trifacta.

•	Business analytics vendors focused on data visualization, such as Tableau, Qlik Technologies, and TIBCO Spotfire.

•	Independent vendors that focus on extracting specific data formats or sources such as machine data, data in content management systems, EDI, XBRL, HTML and PDFs. These competitors include Splunk, Actuate (Xenos) and Informatica, among others.

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

OUR EMPLOYEES

As of November 9, 2015, we had 157 full-time and 7 contract, temporary or part-time employees, including 70 engaged in marketing and sales; 29 engaged in product consulting, training and technical support; 41 engaged in product management, development and quality assurance; and 24 providing general, administrative, accounting, IT and software production and warehousing functions.

OTHER BUSINESS CONSIDERATIONS

Product Protection

We rely on a combination of trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements, and technical measures to protect our rights in our products. Additionally, on June 30, 2015, we applied with the United States Patent and Trademark Office for patent protection for our proprietary systems and methods for automatically generating tables using auto-generated templates. Despite these precautions, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. We believe that, because of the rapid pace of technological change in the software industry, the legal protections for our products are less significant than the knowledge, ability and experience of our employees and developers, the frequency of product enhancements and the timeliness and quality of our support services. We believe that none of our products, trademarks, and other proprietary rights infringes on the proprietary rights of third parties, but there can be no assurance that third parties will not assert infringement claims against us in the future.

Backlog

Our software products are generally shipped within three business days of receipt of an order. Accordingly, we do not believe that backlog for our product is a meaningful indicator of future business. We do maintain a backlog of services commitments primarily related to Datawatch Server and Datawatch Report Manager On-Demand business. While this services backlog will provide future revenue to Datawatch, we believe that it is not a meaningful indicator of future business.

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

Risks Relating to our Business

We Have Recently Recorded Substantial Impairment Charges in Fiscal 2015. Any Future Impairments of Our Assets Could Negatively Impact Our Results of Operations.

Non-amortizing intangible assets, including goodwill, are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment test is also required for other long-lived assets if events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of events or changes in circumstances indicating that the carrying value of such intangible assets may not be recoverable could include a significant adverse long term outlook; unanticipated competition or the introduction of disruptive technology; failure of an anticipated product or product line; testing for recoverability in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10 Impairment or Disposal of Long-Lived Assets; loss of key personnel; or a more-likely-than-not expectation that a significant portion of the company will be sold or otherwise disposed of. During the first quarter of fiscal 2015, the Company recorded an impairment of goodwill and long-lived assets in the amount of $32.0 million, related to assets obtained in the acquisition of Panopticon Software AB (“Panopticon”), as a result of revenue shortfalls and operational changes in the sales organization, as well as a sustained decline in our share price. Any future impairment of goodwill, other intangible assets, or other long-lived assets, and the performance issues underlying any such impairment, could have a negative impact on our profitability and financial results.

A Weak Global Economy and Softening in the Computer Software Market May Result in Decreased Revenues or Lower Revenue Growth Rates

The growth and profitability of our business depends on the overall demand for computer software and services, particularly in the financial services markets and other markets in which we compete. Tighter credit and negative financial news that may result from challenging economic conditions worldwide and, in the U.S., have an adverse effect on capital spending by corporations, including the demand for computer software. Because our sales are primarily to major corporate customers, poor economic conditions may soften the demand for computer software and services which may result in decreased revenues, lower revenue growth rates and reduced profitability. In addition, a weak global economy may result in longer sales cycles, reduced, deferred or cancelled orders, or greater than anticipated uncollectible accounts receivables. In a weakened economy, we cannot be assured that we will be able to effectively promote future growth in our software and services revenues or operate profitability.

Our Dependence on our Principal Products, our Failure to Develop Enhanced or New Products and our Concentration of Customers within the Financial Sector May Have a Material Adverse Effect on our Business, Financial Condition or Results of Operations

Our future financial performance will depend in part on the successful introduction of new and enhanced versions of these products and development of new versions of these and other products and subsequent customer acceptance of such new and enhanced products. We are primarily dependent on our ability to successfully market and sell our self-service data preparation and visual data discovery products. Currently customers in the financial sector, and particularly in capital markets, comprise a significant portion of our customer base. Any factor adversely affecting the financial sector and capital markets in particular could adversely affect sales of our products within such sector, which could have a material adverse effect on us.

Fluctuations in Quarterly Operating Results Could Have a Material Adverse Effect on our Business, Financial Condition or Results of Operations

Our future operating results could vary substantially from quarter-to-quarter because of uncertainties and/or risks associated with such matters as current economic conditions, technological change, competition, delays in the introduction of new products or product enhancements, and market acceptance of those new products and product enhancements, and general market trends. In addition, as we focus on increasing enterprise sales to large customers, the timing of significant orders may cause fluctuations in quarterly operating results. Large enterprise sales arrangements often involve multiple elements and may require more complex accounting than the sales transactions we have entered into in the past, which also makes projecting future operating results more difficult. Historically, we have operated with minimal backlog of orders because our software products are generally shipped as orders are received. As a result, net sales in any quarter are substantially dependent on orders booked and shipped in that quarter. Further, any increases in sales under our subscription sales model or cloud offering could result in decreased revenues over the short term. Because our staffing and operating expenses are based on anticipated revenue levels and a high percentage of our costs are fixed in the short-term, small variations in the timing of revenues can cause significant variations in operating results from quarter-to-quarter. In addition, at September 30, 2015, we had $0.1 million of unrecognized compensation costs related to options, which is expected to be recognized over a weighted-average period of 0.56 years and $5.5 million of unrecognized compensation costs related to RSUs, which is expected to be recognized over a weighted-average period of 1.7 years, which costs will have a negative effect on our profitability on a GAAP reporting basis. Because of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. We can give no assurance that we will not experience such variations in operating results in the future or that such variations will not have a material adverse effect on our business, financial condition or results of operations.

The Sales Cycle for our Enterprise Products is Long and Unpredictable, Particularly with Respect to Large Customers, and our Sales Efforts Require Considerable Time and Expense

Our operating results may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of the sales cycle of our enterprise software licensing offerings and the short-term difficulty in adjusting our operating expenses. Our operating results depend in part on sales to large customers and conversions of users that have downloaded the desktop version of our Datawatch Monarch software into enterprise customers. The length of our sales cycle, from initial evaluation to delivery of and payment for the software license, varies substantially from customer to customer. It is difficult to predict exactly when, or even if, we will make a sale with a potential customer or if a user that has licensed desktop versions of our Datawatch Monarch software will upgrade to a larger server license. As a result, large individual sales may, in some cases, occur in quarters subsequent to those we anticipate, or not at all. The loss or delay of one or more large transactions in a quarter could impact our operating results for that quarter and any future quarters for which revenue from that transaction is delayed. As a result of these factors, it is difficult for us to forecast our revenues accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short-term, our operating results will suffer if revenues fall below our expectations in a particular quarter, which could cause the price of our common stock to decline.

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

Our future growth also depends upon expanding sales of our products to and renewing license and maintenance agreements with existing customers. In particular, part of our sales strategy is to leverage our desktop Monarch data preparation product to drive enterprise sales of our managed analytics platform. In order for us to improve our operating results, it is important that our existing customers make additional significant purchases of our products. If our customers do not purchase additional licenses or capabilities, our revenues may grow more slowly than expected, may not grow at all or may decline. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our products or services, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, the effects of economic conditions, or reductions in our customers’ spending levels. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenues may decline and our business operations and financial results may be harmed.

The Markets for our Self-Service Data Preparation and Data Visualization Products are Emerging and May Not Grow

Because the market for our self-service data preparation and visual data discovery products are still emerging, it is difficult to predict customer adoption and renewal rates, customer demand for our enterprise software licenses, the size and growth rate of these markets, the entry of competitive products or the success of existing competitive products. Any expansion in our markets depends on a number of factors, including the cost, performance and perceived value associated with such software licenses. If the markets for our enterprise software licenses do not achieve widespread adoption or there is a reduction in demand for software in these markets caused by a lack of customer acceptance, technological challenges, competing technologies and products, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced customer orders, early terminations, reduced renewal rates or decreased revenues, any of which would adversely affect our business operations and financial results.

Dependence on New Product Introductions and New Product Delays or Defects Could Have a Material Adverse Effect on our Business

The markets for data preparation and visual data discovery products is evolving rapidly. Growth in our business depends in substantial part on the continuing introduction of new products, to address the emerging needs of this market. The length of product life cycles depends in part on end-user demand for new or additional functionality in our products and our ability to update our products to meet such demands. If we fail to accurately anticipate the demand for, or encounter any significant delays in developing or introducing, new products or additional functionality in our products, there could be a material adverse effect on our business. Our product life cycles can also be affected if suppliers of software systems with which we interact introduce new or changed functionality within their products. Our failure to anticipate the introduction of additional functionality in products developed by such suppliers could have a material adverse effect on our business. In addition, our competitors may introduce products with more features and lower prices than our products. Such increase in competition could adversely affect the life cycles of our products, which in turn could have a material adverse effect on our business.

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

A Significant Percentage of our Total Revenue is Subject to Risks Associated with International Sales

In the years ended September 30, 2015, 2014 and 2013, international sales accounted for 21%, 17% and 13%, respectively, of our total revenue. We anticipate that international sales will continue to account for a significant, and perhaps increasing, percentage of our total revenue. A significant portion of our total revenue will therefore be subject to risks associated with international sales, including deterioration of international economic conditions, unexpected changes in legal and regulatory requirements, changes in tariffs, currency exchange rates and other import or export controls, political and economic instability, possible effects of war and acts of terrorism, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting our intellectual property overseas, seasonality of sales and potentially adverse foreign tax consequences.

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

We Face Significant Competition in the Software Industry

Our self-service data preparation and visual data discovery products compete with other companies in the Big Data and business analytics market. These markets are highly competitive and include companies such as Tableau Software, TIBCO Spotfire (a subsidiary of TIBCO Software Inc.), Qlik Technologies, Inc, Informatica, Alteryx, Paxata and Trifacta, as well as larger technology companies such as IBM, SAP, MicroStrategy, Inc., SAS and Oracle. Many of the competitors in these markets have longer operating histories, greater name recognition and substantially greater financial, marketing and technological resources than we do. No assurance can be given that our business will have the resources required to compete successfully in the future. In addition, many of these competitors have strong relationships with current and potential customers and extensive knowledge of the business analytics industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. If we are unable to compete successfully against current and future competitors, the business, results of operations and financial condition of the combined business would be harmed. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Our Success is Dependent on Proprietary Software Technology

Our success is dependent upon proprietary software technology. We do not currently own patents on any such technology and we rely principally on a combination of trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our rights to such proprietary technology. Additionally, on June 30, 2015, we applied with the United States Patent and Trademark Office for patent protection for our proprietary systems and methods for automatically generating tables using auto-generated templates. Despite such precautions, there can be no assurance that such steps will be adequate to deter misappropriation of such technology.

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

Government Regulation of the Internet and e-commerce and of the International Exchange of Certain Technologies is Subject to Possible Unfavorable Changes, and our Failure to Comply with Applicable Regulations Could Harm our Business and Operating Results

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely. For example, increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our products and services. In addition, taxation of products and services provided over the Internet or other charges by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting the exchange of information over the Internet could result in reduced growth or a decline in the use of the Internet and could diminish the viability of our Internet-based services, which could harm our business and operating results.

We May Not be Able to Hire and Retain Highly Skilled Employees, Which Could Affect our Ability to Compete Effectively Because our Business is Technology-Based

Qualified personnel are in great demand throughout the software industry. Our success depends, in large part, upon our ability to attract, train, motivate and retain highly skilled employees, particularly technical personnel and product development and professional services personnel, sales and marketing personnel and other senior personnel. Our failure to attract and retain the highly trained technical personnel that are integral to our product development, professional services and sales and marketing teams may limit the rate at which we can generate sales and develop new products or product enhancements. We have hired a number of key executives during the past three years, including our Chief Financial Officer, Chief Revenue Officer and key executives in sales, marketing, finance and human resources functions. A loss of these personnel or other changes in key management could have a material adverse effect on our business, operating results and financial condition.

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

The Failure of Indirect Distribution Channels Could Have a Material Adverse Effect on our Operating Results

We sell a significant portion of our products through distributors, value-added resellers, OEMs and other business partners, none of which are under our direct control. Sales to indirect distribution channels accounted for 40%, 44% and 45%, of total sales for fiscal years 2015, 2014 and 2013, respectively. Our agreement with Lifeboat expired in early 2015 and, to manage the transition, we have refocused part of our Inside Sales Team to manage and pursue the book of business previously handled by Lifeboat. The loss of major distributors or resellers of our products, or a significant decline in their sales, could have a material adverse effect on our operating results. We actively seek to develop new distributor and reseller relationships on the basis of their business credentials and their ability to add value through expertise in specific vertical markets or application programming expertise, although there can be no assurance that we will be able to attract or retain qualified distributors or resellers or that the distributors or resellers will be able to effectively sell our products. In addition, we may rely on resellers to provide post-sales service and support, and any deficiencies in such service and support could adversely affect our business.

Failure to Maintain an Adequate Sales Returns Reserve Could Have a Material Adverse Effect on our Financial Position and Results of Operations

Revenue from the sale of all our software products (when separately sold) is generally recognized at the time of shipment. We estimate and maintain reserves for potential future product returns from distributors based on our experience and history with our various distributors and resellers. While actual returns have historically been within the range estimated by management, future actual results could differ from the reserve for sales returns recorded, and this difference could have a material effect on our financial position and results of operations. As of September 30, 2015, we had no distributors.

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

We May Require Additional Capital to Grow our Business, and Our Financing Arrangements Expose us to Interest Rate and Default Risk

Our business may require additional capital to operate and expand. We have historically relied upon cash generated from operations and bank credit lines to satisfy our capital needs and finance growth. If we determine in the future to make significant investments in our business, including by acquiring assets or businesses from third parties, we may attempt to raise additional funds by securing additional debt financing or selling equity securities in either the public or the private markets. As the financial markets change and new regulations come into effect, the cost of acquiring financing and the methods of financing may change. We may not be able to obtain additional debt or equity financing on favorable terms, if at all. In February 2014, we raised $57.5 million through a public offering of 2,018,250 shares of our common stock. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to make acquisitions. Our inability to do any of the foregoing could reduce our ability to compete successfully and adversely affect our results of operations. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on acceptable terms to fund our needs.

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

Our Governing Documents and Delaware Law may Discourage the Potential Acquisition of Our Business and Adversely Affect the Rights of our Common Stock

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Datawatch is currently headquartered in 14,683 square feet of leased office space in Chelmsford, Massachusetts pursuant to a sublease agreement executed on June 17, 2011. The sublease expires in June 2016. The aggregate rent expense for the remaining term of the sublease is $0.1 million. In addition to rent, the sublease requires us to pay certain taxes, insurance and operating costs related to the leased facility based on our pro-rata share of such costs. On June 23, 2015, the Company executed a lease agreement for a new corporate headquarters in Bedford, Massachusetts. The lease is for 20,360 square feet commencing November 1, 2015 and ending on October 31, 2022 with a monthly expense of $42,000. The Company anticipates moving into the new facility during the second quarter of fiscal 2016. In conjunction with entering into the new lease, the Company was required to deposit $0.2 million into a restricted cash account as collateral for a Letter of Credit, which is included under the caption “Other long-term assets” in our consolidated balance sheets, for the period ended September 30, 2015.

 We also maintain sales and development offices in the U.S., and international sales, administrative and development offices in the U.K., Singapore and Sweden. In addition, we maintain a software development and testing facility in the Philippines.

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

Market Information

Our common stock is listed and traded on the NASDAQ Capital Market under the symbol DWCH. The range of high and low closing prices during each fiscal quarter for the last two fiscal years is set forth below:

For the Year Ended	Common Stock
September 30, 2015	High ($)	Low ($)

4th Quarter	7.02	4.73
3rd Quarter	8.10	6.39
2nd Quarter	8.70	5.37
1st Quarter	11.14	8.38

For the Year Ended	Common Stock
September 30, 2014	High ($)	Low ($)

4th Quarter	15.80	10.25
3rd Quarter	28.07	12.20
2nd Quarter	34.69	26.01
1st Quarter	37.85	27.40

Holders

There were 87 shareholders of record as of November 9, 2015. We believe that the number of beneficial holders of common stock is 2,735. The last reported sale of our common stock on November 9, 2015 was at $5.97.

Dividends

We have not paid any cash dividends and it is anticipated that none will be declared in the foreseeable future. We intend to retain future earnings, if any, to provide funds for the operation, development and expansion of our business.

Equity Plan Information

The following table provides information about the Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of September 30, 2015 and 2014, including the 1996 Stock Plan, the Company’s 2006 Equity Compensation and Incentive Plan (the “2006 Plan”) and the Company’s Second Amended and Restated 2011 Equity Compensation and Incentive Plan (the “2011 Plan”). The 1996 Stock Plan, the 2006 Plan and the 2011 Plan have previously been approved our stockholders. The 1996 Stock Plan was terminated on December 9, 2006 and no further grants may be made under it.

	Number of	Weighted
	Securities to be	average exercise	Number of
	issued upon	price of	securities
	exercise of	outstanding	remaining
	outstanding	options,	available
	options, warrants	warrants and	for future
Plan Category	and rights(1)	rights(2)	issuance

Equity compensation plans approved by security holders	875,875	$6.15	483,172
Equity compensation plans not approved by security holders	-		-

Total	875,875		483,172

(1)	Of these shares, 710,875 were granted under the 2011 Plan, 150,000 were granted under the 2006 Plan and 15,000 were granted under the 1996 Stock Plan. As of September 30, 2015, 483,172 shares remained available for grant under the 2011 Plan.

(2)	Weighted-average exercise prices do not include restricted stock units as these do not contain exercise prices.

 Stock Performance Graph

The following graph compares the yearly change in the cumulative total stockholder return on the Company’s Common Stock during the period from September 30, 2010 through September 30, 2015, with the cumulative total return on (i) an SIC Index that includes all organizations in the Company’s Standard Industrial Classification (SIC) Code 7372-Prepackaged Software (the “SIC Code Index”) and (ii) the Media General Market Weighted Nasdaq Index Return (the “Nasdaq Market Index”). The comparison assumes that $100 was invested on October 1, 2010 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

The stock price performance shown on the graph and in the table above is not necessarily indicative of future price performance. Information used in the graph and table was obtained from Zacks Investment Research, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the periods indicated. The selected consolidated financial data for and as of the end of the years in the five-year period ended September 30, 2015 are derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes which appear elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data:
Years Ended September 30,	2015	2014	2013	2012	2011
	(In thousands, except per share data)

Revenue	$30,221	$35,087	$30,296	$26,006	$17,885
Costs and Expenses	82,663	56,752	34,113	24,463	17,818
(Loss) Income from Operations	(52,442)	(21,665)	(3,817)	1,543	67
Net (Loss) Income	$(49,787)	$(22,383)	$(4,197)	$1,034	$132

(Loss) Earnings per Common Share:
Basic	$(4.38)	$(2.24)	$(0.63)	$0.17	$0.02
Diluted	$(4.38)	$(2.24)	$(0.63)	$0.15	$0.02

Balance Sheet Data:
September 30,	2015	2014	2013	2012	2011
	(In thousands)

Total Assets	$58,931	$103,597	$68,914	$22,805	$13,134
Working Capital	$31,328	$44,876	$4,112	$4,041	$5,423
Long-term Obligations	$461	$1,238	$3,594	$3,448	$288
Shareholders’ Equity	$45,542	$90,910	$51,375	$9,694	$6,342

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is qualified by reference to, and should be read in conjunction with, our consolidated financial statements which appear elsewhere in this Annual Report on Form 10-K.

GENERAL

Introduction

We are engaged in the design, development, marketing, distribution and support of business computer software primarily for the self-service data preparation and visual data discovery markets to allow organizations to access, analyze and visualize information in a more meaningful fashion. The Datawatch Managed Analytics Platform is an enterprise solution that bridges the gap between the ease-of-use and agility that business users demand together with the scalability, automation and governance needed by IT.

We offer our enterprise products through perpetual licenses and subscription pricing models. Subscriptions automatically renew unless terminated with 90 days’ notice following the first year of the subscription term. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. During fiscal years 2015, 2014 and 2013, subscription revenues were approximately $0.7 million, $0.4 million and $0.2 million, respectively.

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

Revenue Recognition and Allowance for Bad Debts

We license our software products directly to end-users and indirectly to end-users, through value-added resellers, strategic partners and distributors. Sales to indirect distribution channels accounted for 40%, 44% and 45%, of total sales for fiscal years 2015, 2014 and 2013, respectively. Revenue from the sale of all software products (when separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collectability is reasonably assured, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Our software product offerings do not require customization. Our software products can be installed and used by customers on their own with little or no configuration required. Multi-user licenses marketed by us are sold as a right to use the number of licenses, and the license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations by us.

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

We also license our enterprise software using a subscription model. At the time a customer enters into a binding agreement to purchase a subscription, the customer is invoiced annually in advance and an account receivable and deferred revenue are recorded. Beginning on the date the software is installed at the customer site and available for use by the customer, and provided that all other criteria for revenue recognition are met, the deferred revenue amount is recognized ratably over the period the service is provided. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades on a when-and-if available basis. The subscription renewal rate is the same as the initial subscription rate.

Our software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. We also offer a 30 day money-back guarantee on our Datawatch Monarch product sold directly to end-users.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. We analyze accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the collectability of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on our financial position and results of operations. Our allowance for doubtful accounts was $0.1 million as of September 30, 2015 and 2014.

Income Taxes

We have deferred tax assets primarily related to net operating loss carryforwards and tax credits that expire at different times through 2035 or have an unlimited carryforward. At September 30, 2015, we had U.S. federal tax loss carryforwards of $41.5 million, expiring at various dates through 2035, including $0.2 million resulting from an acquisition undertaken during 2004 which are subject to additional annual limitations as a result of the changes in ownership, and $26.2 million in state tax loss carryforwards, which also expire at various dates through 2034. Included in the Federal and state net operating loss carryforwards are $8.2 million of tax deductions from share-based compensation, which will be recorded as additional paid-in capital when realized. We have federal research and development credits of $0.7 million that begin to expire in 2021 and state credits of $0.4 million that expire at various dates through 2029. In addition, we have the following foreign net operating loss carryforwards: U.K. losses of $7.0 million with no expiration date, Australia losses of $3.2 million with no expiration date, Germany losses of $2.2 million with no expiration date, Singapore losses of $3.0 million with no expiration date, and Sweden losses of $9.6 million with no expiration date.

Significant judgment is required in determining our provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which our deferred tax assets will be recoverable are considered in making these determinations. We do not believe the deferred tax assets in all of our jurisdictions, with the exception of Sweden, are more likely than not to be realized and therefore a full valuation allowance has been provided against the deferred tax assets in the U.S., U.K., Australia, Germany, and Singapore at September 30, 2015 and 2014. Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in us concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes. Total net deferred tax assets subject to the full valuation allowance were $20.3 million as of September 30, 2015.

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

At October 1, 2012, we had a cumulative tax liability of $0.2 million related to foreign tax exposure. During the fiscal year ended September 30, 2013, we increased our uncertain tax liability by $0.2 million. During the fiscal year ended September 30, 2014, we decreased our uncertain tax liability by $18,000 due to the statute of limitations expiring and the effective settlement of uncertain tax liabilities. During the fiscal year ended September 30, 2015, we decreased our uncertain tax liability by $0.1 million due to the statute of limitations expiring. This results in a cumulative tax liability of $0.3 million at September 30, 2015. These amounts have been recorded in other long-term liabilities in our accompanying consolidated balance sheets.

We recorded measurement period adjustments to goodwill for the Panopticon Software AB and Panopticon Software, Inc. acquisitions as the result of additional information obtained during the measurement period which ended August 28, 2014. During the fourth quarter of the fiscal year-ended September 30, 2014, we completed our pre-acquisition tax returns for Panopticon Software AB and Panopticon Software, Inc. Upon completion of these filings, we were able to finalize our assessment of acquired deferred tax assets and recorded a decrease of $0.4 million to goodwill offset by an increase in the tax assets. The net increase in tax assets includes an increase of $0.4 million related to the deferred tax asset for net operating losses of Panopticon Software AB and a decrease of $18,000 related to the pre-acquisition income tax payable of Panopticon Software, Inc. Accordingly, the prior period has been retrospectively adjusted for such measurement period adjustments.

Software Development Costs

We capitalize certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to engineering and product development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life of the product (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally nine to eighteen months. During fiscal year 2015, no software development costs were capitalized as there were no significant costs incurred during the period after technological feasibility was established and the time in which the product became available for general release. During fiscal year 2014, the Company capitalized $0.3 million of software development costs and during fiscal year 2013, the Company capitalized $0.4 million of software development costs.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. Indefinite-lived intangibles are intangible assets whose useful lives are indefinite in that their lives extend beyond the foreseeable horizon – that is, there is no foreseeable limit on the period of time over which they are expected to contribute to the cash flows of the reporting entity. We account for these items in accordance with ASC 350 Intangibles- Goodwill and Other, under which goodwill and intangible assets having indefinite lives are not amortized but instead are reviewed annually, or more frequently as a result of an event or change in circumstances, for possible impairment with impaired assets written down to fair value.

We review goodwill and intangible assets annually during the fourth quarter and more frequently if events and circumstances indicate that the asset may be impaired, such as a significant reduction in cash flows associated with the asset. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary. During the first quarter of fiscal 2015, the Company identified several events, that when combined, were determined to require an interim impairment test. As a result, the Company recognized a non-cash, pre-tax impairment charge of $21.7 million for goodwill and $10.3 million for long-lived assets (other than goodwill). See Note 2 to our accompanying consolidated financial statements for information about our impairment of goodwill and intangible assets.

On August 28, 2013, we acquired all of the outstanding shares of Panopticon Software, AB and subsidiaries (“Panopticon”), a privately held Swedish company specializing in the delivery of real-time visual data discovery solutions, for a purchase price of $42.8 million paid primarily in shares of Datawatch common stock. In addition, $1.0 million of total acquisition costs were incurred in fiscal year 2013 and are included in general and administrative expense in the accompanying consolidated statement of operations. The internally developed technology asset of Panopticon is being amortized to cost of software licenses using the straight-line method over the estimated life of the asset, which is seven and one-half years. Other intangible assets consist of customer relationships which is amortized to sales and marketing expense, developed technology which is amortized to cost of software licenses and trade name which is amortized to general and administrative expense. The values allocated to customer relationships, developed technology and trade name are amortized using the straight-line method over the estimated life of the related asset. Goodwill and assembled workforce are considered indefinite-lived intangibles and are not amortized but instead are tested for tested for impairment annually or more frequently if changes in circumstances or the occurrence of events indicate possible impairment.

We recorded measurement period adjustments to goodwill for the Panopticon Software AB and Panopticon Software, Inc. acquisitions as the result of additional information obtained during the measurement period which ended August 28, 2014. During the fourth quarter of the fiscal year-ended September 30, 2014, we completed our pre-acquisition tax returns for Panopticon Software AB and Panopticon Software, Inc. Upon completion of these filings, we were able to finalize our assessment of acquired deferred tax assets and recorded a decrease of $0.4 million to goodwill offset by an increase in the tax assets.   The net increase in tax assets includes an increase of $0.4 million related to the deferred tax asset for net operating losses of Panopticon Software AB and a decrease of $18,000 related to the pre-acquisition income tax payable of Panopticon Software, Inc. Accordingly, fiscal 2013 has been retrospectively adjusted for such measurement period adjustments.

There was no amortization of software development costs for fiscal 2015. The intangible asset amounts amortized to cost of software licenses totaled $0.6 million and $0.1 million for fiscal 2014 and 2013, respectively. Intangible asset amounts amortized to sales and marketing expense totaled $0.3 million, $0.6 million and $0.2 million for fiscal 2015, 2014 and 2013, respectively. Intangible asset amounts amortized to general and administrative expense totaled $48,000 for both fiscal years 2015 and 2014 and totaled $4,000 for fiscal year 2013. There were no intangible assets amortized to interest expense for fiscal 2015. Intangible asset amounts amortized to interest expense totaled $0.1 million and $33,000 for fiscal 2014 and 2013, respectively.

Share-Based Compensation

We recognize share-based compensation expense in accordance with U.S. generally accepted accounting principles which require that all share-based awards, including grants of employee stock options and restricted stock units, be recognized in the financial statements based on their fair value at date of grant.

We recognize the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. For the fiscal year ended September 30, 2015, we recorded share-based compensation expense of $4.7 million, of which $0.2 million pertains to options. At September 30, 2015, we had $0.1 million of unrecognized compensation costs related to options which is expected to be recognized over a weighted-average period of 0.56 years. In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

We use an expected stock-price volatility assumption that is based on historical volatilities of the underlying stock which are obtained from public data sources. We believe this approach results in a reasonable estimate of volatility. There were no stock options granted during the fiscal years ended September 30, 2015 or 2014. For the stock option grants issued during the fiscal year ended September 30, 2013, we used volatility of 72.95% based upon the historical volatility at the time of issuance.

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

We also periodically grant awards of restricted stock units (“RSUs”) to each of our non-employee directors and some of our employees on a discretionary basis pursuant to our stock compensation plans. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of our common stock. Each RSU vests at the rate of 33.33% on each of the first through third anniversaries of the grant date. Additionally, some of the RSUs are subject to a further vesting condition that our common stock must trade at prices greater than certain minimum per share prices on a national securities exchange for a period of twenty consecutive days prior to the fourth or fifth anniversary of the grant date depending on the grant. For such RSUs, we apply the Monte Carlo option-pricing model for determining the fair value on the date of grant. There were no such RSUs issued during the fiscal years ended September 30, 2015 or 2014. For the fiscal year ended September 30, 2015, we recorded share-based compensation expense of $4.5 million related to RSUs. At September 30, 2015, we had $5.5 million of unrecognized compensation costs related to RSUs, which is expected to be recognized over a weighted-average period of 1.7 years.

OVERVIEW

We believe that we have the opportunity to become the leading provider of self-service data preparation solutions. Among our current challenges in realizing that opportunity are the development of a robust channel of distribution partners, finding new customers to capitalize on the self-service data preparation opportunity and expanding license revenue with our largest existing Monarch and data visualization customers.

Our total revenue for fiscal 2015 was $30.2 million, a 14% decrease from revenue of $35.1 million in fiscal 2014, although revenue performance for the fourth quarter of fiscal 2015 represented a continued sequential improvement quarter to quarter, continuing a trend we saw beginning earlier in the fiscal year. While overall we believe that our cash position remains strong, our cash and cash equivalent balance at the end of fiscal year was down $12.5 million to $35.2 million as compared to the end of fiscal 2014. In addition, during the first quarter of fiscal 2015, we recorded an impairment of goodwill and long-lived assets in the amount of $32.0 million, related to assets obtained in the acquisition of Panopticon, as a result of revenue shortfalls, operational changes in the sales organization as well as a sustained decline in our share price. Any future impairment of goodwill, other intangible assets, or other long-lived assets could have a negative impact on our profitability and financial results.

During fiscal 2015, we announced several new strategic initiatives including the transition of our business and sales approach to one that emphasizes what we view as the higher value differentiation of our complete managed analytics platform and places more focus on the potential offered by our Monarch customer base, investing more in a ‘high velocity’ inside selling model and shifting our partner program to a centralized global model. In connection with these initiatives, we reduced our investment in legacy solutions, realigned international operations and rebalanced our investments to match the go-to-market model. The restructuring resulted in a workforce reduction of 21%, across all functional areas of the company and is expected to reduce our annualized total operating expenses by $6.5 million.

The disruptions caused by these strategic initiatives negatively impacted our performance during the year as compared to the prior year, however, we are beginning to see positive signs that we are improving our sales execution, expanding our market awareness and producing meaningful innovation to our product platform.

Sales execution

The fourth quarter of fiscal 2015 was our third consecutive quarter in which we sequentially increased our revenue. Our fourth quarter revenue increased $0.2 million, or 3%, over our third quarter revenue, which increased $0.3 million, or 4%, over our second quarter revenue, which increased $0.5 million, or 7%, over our first quarter revenue. In addition, we increased our deferred revenue balance by $1.1 million, or 15%, compared to the prior year, which was driven by license deferred revenue. The increase in deferred revenue was primarily the result of a shift in our pricing policy to a subscription based model for our smaller sized Monarch orders.

Market awareness

During fiscal 2015, we expanded our partner channel with several new Original Equipment Manufacturers, or “OEM” agreements, which are a critical element of our long-term strategic growth plan. In April 2015, Dell Software announced a partnership with Datawatch to OEM our visualization capabilities directly into its Statistica advanced analytics platform. We also closed new OEM deals with Lipper, Fincad and FlexTrade, and extended existing OEM deals with Bloomberg and NASDAQ. For the first time, we were included in Gartner’s Magic Quadrant for Business Intelligence and Analytics Platforms. For the third straight year, we were selected as a “Trend-Setting Product” by KMWorld Magazine and for the second consecutive year, we were included in the CRN’s Big Data 100. Most encouraging, our enhanced data preparation capabilities have reinvigorated existing partners and expanded our partner pipeline with prospects whose solutions require complementary data preparation.

Innovation to product platform

On June 30, 2015, we released Monarch version 13. The new product release significantly extends the range of data sources that we address and provides a simple point-and-click interface built on top of our most powerful data preparation engine. This release allows a user to immediately visualize prepared data not just in Datawatch Designer, but in other popular BI and advanced analytic tools such as Dell Statistica, Tableau, Qlik, IBM Watson Analytics, Tibco Spotfire, SAS, SAP Lumira, Excel and many others.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from our accompanying consolidated financial statements. The operating results for any period should not be considered indicative of the results expected for any future period.

	Years Ended
	September 30,
	2015	2014	2013
REVENUE:
Software licenses	51%	59%	64%
Maintenance	45	37	32
Professional services	4	4	4
Total revenues	100%	100%	100%

COSTS AND EXPENSES:
Cost of software licenses	10%	11%	8%
Cost of maintenance and services	10	10	8
Sales and marketing	89	89	61
Engineering and product development	29	26	13
General and administrative	28	26	22
Impairment of goodwill and long-lived assets	106	-	-
Total costs and expenses	166%	162%	112%

LOSS FROM OPERATIONS	(66)%	(62)%	(12)%

Interest expense	-%	(1)%	(2)%
Other income (expense)	-	(2)	1
Foreign currency transaction loss	-	-	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(66)%	(65)%	(13)%
Income tax benefit	9	1	-

NET LOSS	(57)%	(64)%	(13)%

Fiscal Year Ended September 30, 2015 as Compared to

Fiscal Year Ended September 30, 2014

Total Revenues

	Years Ended
	September 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
Software licenses	$15,304	$20,627	$(5,323)	(26)%
Maintenance	13,529	12,845	684	5
Professional services	1,388	1,615	(227)	(14)
Total revenue	$30,221	$35,087	$(4,866)	(14)%

Software license revenue. During the fiscal year ended September 30, 2015, we transitioned our business and sales approach to one that emphasizes what we view as the higher value differentiation of our complete managed analytics platform and places more focus on the potential offered by our Monarch customer base, investing more in a ‘high velocity’ inside selling model and shifting our partner program to a centralized global model. The disruption associated with this realignment of our focus was the primary driver of the $5.3 million decrease in software license revenue for the fiscal year ended September 30, 2015 as compared to the fiscal year ended September 30, 2014. During the fiscal year ended September 30, 2015, we implemented a new pricing policy which requires a subscription based model for smaller sized Monarch orders. As a result of this policy change, we increased our license deferred revenue by $0.9 million over the fiscal year ended September 30, 2014.

Maintenance revenue. The $0.7 million increase in maintenance revenue was primarily driven by strong renewal bookings of both enterprise and desktop software.

Professional services. Professional services revenue decreased $0.2 million, as a result of changes in selling approach which previously required professional services to be included on all Enterprise deals.

Total Costs and Expenses

	Years Ended
	September 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
Cost of software licenses	$3,002	$4,013	$(1,011)	(25)%
Cost of maintenance and services	3,122	3,351	(229)	(7)
Sales and marketing	27,037	31,133	(4,096)	(13)
Engineering and product development	8,894	9,074	(180)	(2)
General and administrative	8,599	9,181	(582)	(6)
Impairment of goodwill and long-lived assets	32,009	-	32,009	100
Total costs and expenses	$82,663	$56,752	$25,911	46%

Cost of software licenses. The $1.0 million decrease was primarily due to lower amortization expense. Our amortization of capitalized development costs pertaining to a prior release of our Datawatch Monarch and Datawatch Server products which were fully amortized as of September 30, 2014 decreased $0.6 million. In addition, amortization of acquired intangibles decreased by $0.6 million due to the reduction in carrying value of the asset as a result of the impairment charge recorded during the first fiscal quarter. These decreases in amortization expense were offset by a $0.2 million increase in royalties paid.

Cost of maintenance and services. Costs of maintenance and services decreased $0.2 million as a result of a $0.6 million decrease in employee related expenses resulting from a 28% decrease in maintenance and services headcount due to the restructuring efforts that occurred during fiscal 2015 and a shift to a web enabled, on-line approach to the delivery of training, which were offset by a $0.4 million increase in restructuring charges.

Sales and marketing expenses. The $4.1 million decrease in sales and marketing expenses was comprised of a decrease in sales expense of $0.9 million and a decrease in marketing expense of $3.2 million. The decreased sales expense results from decreases of $1.4 million of share-based compensation and $0.5 million in employee-related costs attributable to a 15% decrease in sales headcount resulting from the restructuring efforts, and a $0.2 million decrease in amortization which resulted from the reduction in the carrying value of intangibles due to the impairment charges recorded during the fiscal year. These decreases were partially offset by a $0.6 million increase in professional services and a $0.4 million increase in restructuring charges. The marketing decrease was primarily driven by the restructuring effort which reduced marketing headcount by 36% and resulted in (i) an increase of $0.4 million of restructuring charges offset by a $1.9 million decrease in marketing and promotional expenses compared to fiscal 2014 resulting from expenses incurred during 2014 in connection with the redesign of our website and a decrease in other marketing materials as we refocus our lead generation programs, (ii) a $0.8 million decrease in share-based compensation, and (iii) a $0.5 million decrease in other employee related costs. In addition, consulting costs decreased $0.4 million.

Engineering and product development expenses. The $0.2 million decrease was driven mainly by a $1.2 million decrease in share-based compensation resulting from a 32% decrease in engineering and product development headcount associated with the restructuring efforts, which were offset by an increase of $0.3 million in restructuring costs. In addition, consulting costs increased $0.5 million and facility related expenses increased $0.3 million driven by an increased focus on product development to support ongoing development of our managed analytics platform.

General and administrative expenses. The $0.6 million decrease is mainly the result of a $0.5 million decrease in external consulting costs, offset by a $0.1 million increase in employee related costs as we phased out the use of consultants by hiring employees. In addition, we incurred $0.2 million in restructuring charges, which were offset by a $0.3 million decrease in share-based compensation.

Impairment of goodwill and long-lived assets. In fiscal 2015, we recorded goodwill and long-lived assets impairment charges of $21.7 million and $10.3 million, respectively, as a result of performing an interim impairment review as required under ASC 350 Intangibles – Goodwill and Other. The write-down of the long-lived assets will have a favorable effect on the statements of operations from reduced future intangible amortization expense.

Other income (expense)

	Years Ended
	September 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
Interest expense	$-	$(406)	$(406)	(100)%
Other income (expense)	$9	$(755)	$(764)	(101)%
Foreign currency transaction loss	$(78)	$(76)	$2	3%

Interest expense. There was no interest expense for the fiscal year ended September 30, 2015. Interest expense of $0.4 million for the fiscal year ended September 30, 2014 represents primarily interest expense related to our $4.0 million subordinated notes with a private investment company and borrowings under a $2.0 million revolving credit facility with a bank, each of which were paid off in full and terminated during the fiscal year ended September 30, 2014.

Other income (expense). There was a minimal amount of other income for the fiscal year ended September 30, 2015. Other expense for the fiscal year ended September 30, 2014 of $0.8 million was primarily due to a loss on extinguishment of debt recorded as a result of paying down the $2.0 million subordinated note with a private investment company. The loss represented the unamortized debt discount on the subordinated note.

Foreign currency transactions loss. The foreign currency loss for the fiscal year ended September 30, 2015 and 2014 was attributable to fluctuation of the British pound sterling and other foreign currencies we transact in.

Benefit for income taxes

	Years Ended
	September 30,			Percentage
	2015	2014	Increase	Change
Income tax benefit	$2,724	$519	$2,205	425%

During the fiscal year ended September 30, 2015, we recorded a tax benefit of $2.7 million, primarily related to the change in the deferred tax liability in Sweden as a result of impairing non-goodwill intangibles and amortization, losses generated in Sweden, estimated state taxes, return to provision adjustments, reduction to uncertain tax positions, and accruing interest on uncertain tax positions. During the fiscal year ended September 30, 2014, we recorded a tax benefit of $0.5 million, primarily related to losses generated in Sweden, estimated state taxes, return to provision adjustments, and accrued interest and penalties on uncertain tax positions.

Fiscal Year Ended September 30, 2014 as Compared to

Fiscal Year Ended September 30, 2013

Total Revenues

	Years Ended
	September 30,			Percentage
	2014	2013	Increase	Change
Software licenses	$20,627	$19,430	$1,197	6%
Maintenance	12,845	9,700	3,145	32
Professional services	1,615	1,166	449	39
Total revenue	$35,087	$30,296	$4,791	16%

Software license revenue. Software license revenue for the fiscal year ended September 30, 2014 was $20.6 million, or 59%, of total revenue, as compared to $19.4 million, or 64%, of total revenue for the fiscal year ended September 30, 2013. This represents an increase of $1.2 million, or 6%, from the fiscal year ended September 30, 2013. The increase in software license revenue consisted of an increase of $1.2 million in Visual Data Discovery. We attribute the increase in software license revenue to products acquired in connection with our acquisition of Panopticon Software, AB (Panopticon), discussed in Note 3 in the accompanying consolidated financial statements.

Maintenance revenue. Maintenance revenue for the fiscal year ended September 30, 2014 was $12.8 million, or 37%, of total revenue, as compared to $9.7 million, or 32%, of total revenue for the fiscal year ended September 30, 2013. This represents an increase of $3.1 million, or 32%, from the fiscal year ended September 30, 2013. The increase in maintenance revenue consisted of an increase of $3.3 million in Visual Data Discovery solutions which was partially offset by a decrease of $0.1 million in Business Service Management Solutions. We attribute the increase in maintenance revenue to maintenance renewals of Datawatch Monarch primarily driven by a broader customer base interested in being current with support and maintenance to be eligible for upgrades as well as new maintenance subscriptions and renewals attributable to products acquired in connection with our acquisition of Panopticon.

Professional services. Professional services revenue for the fiscal year ended September 30, 2014 was $1.6 million, or 4%, of total revenue, as compared to $1.2 million, or 4%, of total revenue, for the fiscal year ended September 30, 2013. This represents an increase of $0.4 million, or 39%, from the fiscal year ended September 30, 2013. The increase in professional services revenue consisted of an increase of $0.5 million in Visual Data Discovery solutions offset by a decrease of $29,000 in Business Service Management Solutions. The increase in professional services was primarily attributable to professional services being sold in connection with our Datawatch Server product offerings.

Costs and Operating Expenses

	Years Ended
	September 30,			Percentage
	2014	2013	Increase	Change
Cost of software licenses	$4,013	$2,505	$1,508	60%
Cost of maintenance and services	3,351	2,440	911	37
Sales and marketing	31,133	18,482	12,651	68
Engineering and product development	9,074	3,893	5,181	133
General and administrative	9,181	6,793	2,388	35
Total costs and operating expenses	$56,752	$34,113	$22,639	66%

Cost of software licenses. Cost of software licenses for the fiscal year ended September 30, 2014 was $4.0 million, or 19%, of software license revenues, as compared to $2.5 million, or 13%, of software license revenues for the fiscal year ended September 30, 2013. The increase in cost of software licenses of $1.5 million was primarily due to a full year of software amortization of acquired intellectual property resulting from our acquisition of Panopticon as well as amortization of capitalized development costs pertaining to the latest release of our Visual Data Discovery products. Also contributing to the year over year increase were royalty costs associated with a new OEM partnership.

Cost of maintenance and services. Cost of maintenance and services for the fiscal year ended September 30, 2014 was $3.4 million, or 23%, of maintenance and services revenue, as compared to $2.4 million, or 22%, of maintenance and services revenue for the fiscal year ended September 30, 2013.  The increase of $0.9 million was primarily due to increased headcount and corresponding employee related costs resulting from investments made in our services organization.

Sales and marketing expenses. Sales and marketing expenses for the fiscal year ended September 30, 2014 were $31.1 million, or 89%, of total revenue, as compared to $18.5 million, or 61%, of total revenue for the fiscal year ended September 30, 2013. The increase in sales and marketing expenses of $12.7 million, or 68%, is comprised of an increase in sales expense of $8.1 million and an increase in marketing expense of $4.5 million. The increased sales expense resulted from a full year of wages, share-based compensation expense and other employee-related costs primarily attributable to increased headcount resulting from the acquisition of Panopticon. Other contributing costs associated with the year over year increase in sales expense included a full year of amortization of acquired intangible assets and rent expense resulting from the acquisition of Panopticon. The marketing increase was primarily comprised of trade show, professional services and advertising costs associated with branding and marketing activities surrounding our go to market strategy of moving from a desktop sales company to an enterprise sales company, our continued expansion into the Visual Data Discovery marketplace and the acquisition and integration of Panopticon. Increases in employee-related costs primarily attributable to increased headcount resulting from the acquisition of Panopticon also contributed to the overall marketing expense increase when compared to last year.

Engineering and product development expenses. Engineering and product development expenses were $9.1 million, or 26%, of total revenue for the fiscal year ended September 30, 2014 as compared to $3.9 million, or 13%, of total revenue for the fiscal year ended September 30, 2013. The increase in engineering and product development expenses of $5.2 million, or 133%, was primarily attributable to a full year of wages, share-based compensation and other employee-related costs due to increased headcount resulting from the acquisition of Panopticon, as well as an increased focus on product development to support our efforts of moving from a desktop sales company to an enterprise sales company when compared to last year. Increases in consulting also contributed to the increase in engineering and product development expenses.

General and administrative expenses. General and administrative expenses were $9.2 million, or 26%, of total revenue for the fiscal year ended September 30, 2014 as compared to $6.8 million, or 22%, of total revenue for the fiscal year ended September 30, 2013. The increase in general and administrative expenses of $2.4 million, or 35%, was primarily attributable to full year of wages, share-based compensation and other employee-related costs associated with additional headcount resulting from the acquisition of Panopticon. In addition, higher external consulting costs and facilities expenditures offset by a decrease in acquisition fees related to the acquisition of Panopticon contributed to the overall increase in general and administrative expenses when compared to last year.

Other income (expense)

	Years Ended
	September 30,		Increase	Percentage
	2014	2013	(Decrease)	Change
Interest expense	$(406)	$(682)	$(276)	(40)%
Other income (expense)	$(755)	$255	$1,010	(396)%
Foreign currency transaction loss	$(76)	$(41)	$35	85%

Interest expense. Interest expense for the fiscal year ended September 30, 2014 of $0.4 million represents primarily interest expense related to a $2.0 million subordinated note with a private investment company, a $2.0 million long term note with a bank resulting from the refinancing of our original debt with the private investment company and the borrowings under a $2.0 million revolving credit facility with the same bank. Interest expense of $0.7 million for the fiscal year ended September 30, 2013 represents primarily interest expense related to our $4.0 million subordinated notes with a private investment company and borrowings under a $2.0 million revolving credit facility with a bank. These financings were issued in connection with our acquisition of the intellectual property underlying our Datawatch Monarch and Datawatch Server product offerings in fiscal 2012 and were paid off in full and terminated during the fiscal year ended September 30, 2014.

Other income (expense). Other expenses for the fiscal year ended September 30, 2014 of $0.8 million represented primarily a loss on extinguishment of debt recorded as a result of paying down the $2.0 million subordinated note with a private investment company. The loss of $0.8 million represented the unamortized debt discount on the subordinated note. Other income for the fiscal year ended September 30, 2013 of $0.2 million is primarily related to the reversal of cumulative translation adjustments resulting from the dissolution of the Datawatch Europe entity.

Foreign currency transactions loss. Loss on foreign currency transactions for the fiscal year ended September 30, 2014 was $0.1 million as compared to a loss of $41,000 for the fiscal year ended September 30, 2013. The foreign currency loss for the fiscal year ended September 30, 2014 was primarily attributable to fluctuation of the British pound sterling and other foreign currencies we transact in.

Benefit for income taxes

	Years Ended
	September 30,			Percentage
	2014	2013	Increase	Change
Income tax benefit	$519	$88	$431	490%

For the year ended September 30, 2014 the company recorded an income tax benefit of $0.5 million as compared to an income tax benefit of $0.1 million for the year ended September 30, 2013. The income tax benefit for the year ended September 30, 2014 was comprised primarily of a foreign tax benefit of $0.5 million, a state tax provision of $20,000 and a benefit for uncertain tax positions relative to U.S., state, and foreign tax of $18,000. The income tax benefit for the year ended September 30, 2013 was comprised primarily of a foreign tax benefit.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

We lease various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire through 2022. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was $1.0 million for both fiscal years 2015 and 2014, and rental expense for all operating leases was $0.5 million for fiscal year 2013. Certain of our facility leases include options to renew.

On June 23, 2015, we entered into a facility lease in Bedford, MA for our new corporate headquarters. The lease is for 20,360 square feet commencing November 1, 2015 and ending on October 31, 2022 with a monthly expense of $42,000. We anticipate moving into the new facility during the second quarter of fiscal 2016. In conjunction with entering into the lease, we were required to deposit $0.2 million into a restricted cash account as collateral for a Letter of Credit, which is included under the caption “Other long-term assets” in our consolidated balance sheets, for the year ended September 30, 2015.

  As of September 30, 2015, our contractual obligations include minimum rental commitments under non-cancelable operating leases, debt obligations and other long-term liabilities related to uncertain tax positions as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating Lease Obligations	$4,278	$630	$1,243	$1,191	$1,214
Other long-term liabilities	$269	$-	$-	$-	$269

Royalty expense included in cost of software licenses was $0.6 million, $0.4 million and $0.2 million, respectively, for the years ended September 30, 2015, 2014 and 2013, respectively.

Our software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, we would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or service warranties. As a result, we believe our exposure related to these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2015.

We enter into indemnification agreements in the ordinary course of business. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of September 30, 2015.

Certain of our agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby we will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of our employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of September 30, 2015.

As permitted under Delaware law, we have agreements with our directors whereby we will indemnify them for certain events or occurrences while the director is, or was, serving at our request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, our director and officer insurance policy would enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe our exposure related to these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current cash balances and cash generated from operations will be sufficient to meet our cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At September 30, 2015, we had $35.2 million of cash and cash equivalents as compared to $47.7 million as of September 30, 2014, a decrease of $12.5 million.  $1.0 million of cash and cash equivalents at September 30, 2015 was located in foreign banks.

At September 30, 2015, we had working capital of $31.3 million as compared to $44.9 million as of September 30, 2014. We do not anticipate additional cash requirements to fund growth or the acquisition of additional complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, we may seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that we will be able to issue additional equity or obtain a new or expanded credit facility at attractive prices or rates, or at all.

We had a net loss of $49.8 million, $22.4 million and $4.2 million for the years ended September 30, 2015, 2014 and 2013, respectively. During the years ended September 30, 2015 and 2014, $11.9 million and $11.0 million of cash was used in our operating activities, respectively. During the year ended September 30, 2013, $2.4 million of cash was provided by our operations. During fiscal year 2015, the main use of cash in operations was net loss adjusted for depreciation and amortization, share-based compensation expense, deferred income taxes and the impairment of goodwill and long-lived assets as well as the increase in prepaid expenses and other assets, offset by an increase in deferred revenue. During fiscal year 2014, the main use of cash from operations was net loss adjusted for depreciation and amortization and share-based compensation expense, as well as decreases in accounts payable, accrued expenses and other liabilities offset by increases in accounts receivable and prepaid expenses and other assets.

Net cash used in investing activities for the year ended September 30, 2015 of $0.5 million was related to the purchase of property and equipment. Net cash used in investing activities for the year ended September 30, 2014 of $0.5 million is attributable to increases in capitalized software development costs and purchases of property and equipment.

On February 19, 2014, we completed a public offering of 2,018,250 shares of common stock at a price to the public of $28.50 per share. The number of shares we sold includes the underwriters’ full exercise of their over-allotment option of 263,250 shares. Net proceeds from the offering, after underwriting discounts and expenses, were $53.6 million.

Net cash provided by financing activities for the year ended September 30, 2015 of $0.1 million was related to the proceeds from the issuance of common stock upon the exercise of outstanding stock options previously awarded under equity compensation plans. Net cash provided by financing activities for the year ended September 30, 2014 was $49.0 million and was primarily attributable to the public offering completed on February 19, 2014 offset by the repayments of debt and repayments on the line of credit.

On March 30, 2012, we entered into a Note and Warrant Purchase Agreement with a private investment company. The terms of the Note and Warrant Purchase Agreement included a $4.0 million subordinated note and warrants for 185,000 shares of our common stock. As of September 30, 2014, we had paid down all amounts owed under the subordinated note and the note and the Note and Warrant Purchase Agreement had been terminated, except with respect to the outstanding warrants.

On March 30, 2012, we entered into a Loan and Security Agreement (“Loan Agreement”) with a bank which established a $2.0 million revolving line of credit facility and borrowed $1.5 million under the Loan Agreement on that date. On August 15, 2013, we entered into an amendment to this agreement which provided for an advance (“Term Loan Advance”) of $2.0 million which was used to reduce our outstanding obligations to the private investment company as described above. After repayment, the Term Loan Advance cannot be re-borrowed. As of September 30, 2014, we had paid down all amounts owed under the revolving credit facility and the Term Loan Advance, and such facilities and the Loan Agreement had been terminated.

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

Item 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At September 30, 2015, we did not participate in or hold any derivative financial instruments or commodity instruments. We hold no investment securities that possess significant market risk.

Primary Market Risk Exposures

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. 21%, 17% and 13% of our revenues for fiscal 2015, 2014 and 2013, respectively, were from our foreign subsidiaries. In addition, 16%, 22% and 19% of our operating expenses for fiscal 2015, 2014 and 2013 respectively, were from our foreign subsidiaries.

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in several currencies, of which the most significant to our operations has historically been the British Pound. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to our international subsidiaries, if any, are usually considered to be of a long-term investment nature. Accordingly, the majority of currency movements are reflected in our other comprehensive income (loss). Foreign currency translation losses arising during fiscal 2015, 2014 and 2013 were $0.4 million, $0.3 million and $0.2 million, respectively. There are, however, certain situations where we will invoice customers in currencies other than our own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in foreign currency transaction (losses) gains in the accompanying consolidated statements of operations and were losses of $0.1 million for both years ended September 30, 2015 and 2014 and losses of $41,000 for the year ended September 30, 2013.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and the related notes thereto of Datawatch Corporation and the Report of Independent Registered Public Accounting Firms thereon are filed as part of this Annual Report on Form 10-K.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Board of Directors and Shareholders of Datawatch Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Datawatch Corporation and Subsidiaries (“the Company”) as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the years then ended. We also have audited the Company’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ RSM US LLP

RSM US LLP

Boston, Massachusetts

November 13, 2015

REPORT OF MARCUM, LLP INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of Datawatch Corporation

Chelmsford, Massachusetts

We have audited the accompanying consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows of Datawatch Corporation (the “Company”) for the year ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

Effective October 1, 2012, the Company adopted Financial Accounting Standards Board issued ASU No. 2011-05, Comprehensive Income (Topic 220).

/s/ Marcum LLP

Marcum llp

Boston, Massachusetts

December 17, 2013

DATAWATCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30,	September 30,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,162	$47,668
Accounts receivable, net of allowance for doubtful accounts and sales returns of $106 and $63 as of September 30, 2015 and 2014, respectively	7,081	7,024
Prepaid expenses and other current assets	2,013	1,633
Total current assets	44,256	56,325

Property and equipment, net	614	400
Acquired intellectual property, net	3,981	11,057
Other intangible assets, net	1,270	7,090
Goodwill and indefinite-lived assets	6,685	28,383
Deferred tax asset, net	1,839	239
Other long-term assets	286	103
Total assets	$58,931	$103,597

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,546	$925
Accrued expenses	2,656	2,884
Deferred revenue	8,452	7,401
Deferred tax liability, current	274	239
Total current liabilities	12,928	11,449

LONG-TERM LIABILITIES:
Deferred revenue, long-term	192	105
Deferred tax liability, noncurrent	-	798
Other long-term liabilities	269	335
Total long-term liabilities	461	1,238
Total liabilities	13,389	12,687

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01; authorized: 20,000,000 shares; issued and outstanding: 11,640,097 shares and 11,625,851 shares, respectively, as of September 30, 2015 and 11,289,098 shares and 11,057,858 shares, respectively, as of September 30, 2014	116	114
Additional paid-in capital	139,732	134,960
Accumulated deficit	(92,191)	(42,404)
Accumulated other comprehensive loss	(1,975)	(1,620)
	45,682	91,050
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	45,542	90,910

Total liabilities and shareholders’ equity	$58,931	$103,597

See accompanying notes to these consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended
	September 30,
	2015	2014	2013
REVENUE:
Software licenses	$15,304	$20,627	$19,430
Maintenance	13,529	12,845	9,700
Professional services	1,388	1,615	1,166
Total revenues	30,221	35,087	30,296

COSTS AND EXPENSES:
Cost of software licenses	3,002	4,013	2,505
Cost of maintenance and services	3,122	3,351	2,440
Sales and marketing	27,037	31,133	18,482
Engineering and product development	8,894	9,074	3,893
General and administrative	8,599	9,181	6,793
Impairment of goodwill and long-lived assets	32,009	-	-
Total costs and expenses	82,663	56,752	34,113

LOSS FROM OPERATIONS	(52,442)	(21,665)	(3,817)

Interest expense	-	(406)	(682)
Other income (expense)	9	(755)	255
Foreign currency transaction loss	(78)	(76)	(41)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(52,511)	(22,902)	(4,285)
Income tax benefit	2,724	519	88

NET LOSS	$(49,787)	$(22,383)	$(4,197)

Net loss per share – basic:	$(4.38)	$(2.24)	$(0.63)
Net loss per share – diluted:	$(4.38)	$(2.24)	$(0.63)

Weighted-average shares outstanding – basic	11,368	9,998	6,634
Weighted-average shares outstanding – diluted	11,368	9,998	6,634

See accompanying notes to these consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended September 30,
	2015	2014	2013

Net loss	$(49,787)	$(22,383)	$(4,197)
Other comprehensive loss:
Foreign currency translation adjustments	(355)	(342)	(162)
Comprehensive loss	$(50,142)	$(22,725)	$(4,359)

See accompanying notes to these consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total

BALANCE, SEPTEMBER 30, 2012	6,372,465	$64	$26,710	$(15,824)	$(1,116)	(14,246)	$(140)	$9,694
Issuance of common stock and equivalents in connection with the acquisition of Panopticon AB	2,169,941	22	42,622	-	-	-	-	42,644
Exercise of stock options	67,000	2	196	-	-	-	-	198
Vesting of restricted stock	185,617	-	-	-	-	-	-	-
Dissolution of DWE subsidiary	-	-	(125)	-	-	-	-	(125)
Share-based compensation expense	-	-	3,323	-	-	-	-	3,323
Translation adjustments	-	-	-	-	(162)	-	-	(162)
Net loss	-	-	-	(4,197)	-	-	-	(4,197)

BALANCE, SEPTEMBER 30, 2013	8,795,023	88	72,726	(20,021)	(1,278)	(14,246)	(140)	51,375
Issuance of common stock	2,018,250	20	53,608	-	-	-	-	53,628
Exercise of stock options	42,709	6	173	-	-	-	-	179
Vesting of restricted stock	433,116	-	-	-	-	-	-	-
Share-based compensation expense	-	-	8,446	-	-	-	-	8,446
Excess tax benefits from share-based compensation awards	-	-	7	-	-	-	-	7
Translation adjustments	-	-	-	-	(342)	-	-	(342)
Net loss	-	-	-	(22,383)	-	-	-	(22,383)

BALANCE, SEPTEMBER 30, 2014	11,289,098	114	134,960	(42,404)	(1,620)	(14,246)	(140)	90,910
Exercise of stock options	18,000	-	52	-	-	-	-	52
Vesting of restricted stock	332,999	2	-	-	-	-	-	2
Share-based compensation expense	-	-	4,733	-	-	-	-	4,733
Translation adjustments	-	-	(13)	-	(355)	-	-	(368)
Net loss	-	-	-	(49,787)	-	-	-	(49,787)

BALANCE, SEPTEMBER 30, 2015	11,640,097	$116	$139,732	$(92,191)	$(1,975)	(14,246)	$(140)	$45,542

See accompanying notes to these consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended September 30,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,787)	$(22,383)	$(4,197)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	2,857	4,237	2,293
Share-based compensation expense	4,733	8,446	3,323
Non-cash interest expense	-	187	191
Loss on extinguishment of debt	-	795	-
Deferred income taxes	(2,667)	(523)	(83)
Impairment of goodwill and long-lived assets	32,009	-	-
Changes in operating assets and liabilities:
Accounts receivable	(162)	(414)	(1,457)
Prepaid expenses and other assets	(607)	(540)	(315)
Accounts payable, accrued expenses and other liabilities	456	(1,092)	2,181
Deferred revenue	1,237	295	456
Cash provided by (used in) operating activities	(11,931)	(10,992)	2,392

CASH FLOWS FROM INVESTING ACTIVITIES:
Gain on disposition of investment	-	-	(374)
Net cash received from acquisition of Panopticon	-	-	383
Capitalized software development costs	-	(250)	(440)
Purchases of property and equipment	(490)	(276)	(152)
Increase in other assets	-	-	60
Cash used in investing activities	(490)	(526)	(523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	-	53,628	-
Proceeds from issuance of note payable	-	-	2,000
Proceeds from exercise of stock options	52	179	198
Repayments of debt	-	(3,944)	(2,056)
Repayments of line of credit	-	(900)	-
Excess tax benefits from stock-based compensation awards	-	7	-
Capitalized debt issuance costs	-	(5)	(79)
Cash provided by financing activities	52	48,965	63

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(137)	(91)	(342)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,506)	37,356	1,590
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,668	10,312	8,722
CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,162	$47,668	$10,312

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$169	$481

Income taxes paid	$39	$122	$38

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

Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These consolidated financial statements include the accounts of Datawatch and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In 2013, the Company dissolved one of its international subsidiaries, and recorded a gain on disposition of investment of $0.4 million.

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

Revenue Recognition

Datawatch software products are generally sold in multiple element arrangements which may include software licenses, professional services and post-contract customer support. The Company licenses its software products directly to end-users and indirectly to end-users through value added resellers and distributors. Sales to indirect distribution channels accounted for 40%, 44% and 45% of total sales for the years ended September 30, 2015, 2014 and 2013, respectively. The Company’s software product offerings do not require customization and can be installed and used by customers on their own with little or no configuration required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses, and the license fee revenue is recognized upon delivery of the software.

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

For multiple element arrangements, total fees are allocated to each of the undelivered elements based upon vendor specific objective evidence (“VSOE”) of their fair values, with the residual amount recognized as revenue for the delivered elements. The residual method of revenue recognition is used for multi-element arrangements when the VSOE of the fair value does not exist for one of the delivered elements, generally the software license. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as supported by VSOE, is deferred and subsequently recognized as such items are delivered or completed and (2) the difference between the total arrangement fee and the amount allocated to the undelivered elements is recognized as revenue related to the delivered elements. The Company has established VSOE of fair value of PCS from either contractually stated renewal rates or using the bell-shaped curve method. Additionally, VSOE of fair value of the professional services is based on the amounts charged for these elements when sold separately. VSOE calculations are routinely updated and reviewed.

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

For the fiscal years ended September 30, 2015, 2014 and 2013, changes to and ending balances of the allowance for doubtful accounts were as follows:

	September 30,
	2015	2014	2013
	(In thousands)

Allowance for doubtful accounts balance - beginning of year	$53	$43	$107
Additions to the allowance for doubtful accounts	111	18	-
Deductions against the allowance for doubtful accounts	(58)	(8)	(64)
Allowance for doubtful accounts balance - end of year	$106	$53	$43

Sales Returns Reserve

The Company maintains reserves for potential future product returns from distributors. The Company estimates future product returns based on its experience and history with the Company’s various distributors and resellers as well as by monitoring inventory levels at such companies as described above. Adjustments are recorded as increases or decreases in revenue in the period of adjustment. Actual returns have historically been within the range estimated by management. Actual results could differ from the reserve for sales returns recorded, and this difference could have a material effect on the Company’s financial position and results of operations. The Company’s agreement with its sole distributor, Lifeboat, expired during the year ended September 30, 2015, and as a result, the Company determined that a reserve for future returns was no longer necessary.

For the fiscal years ended September 30, 2015, 2014 and 2013, changes to and ending balances of the sales returns reserve were as follows:

	September 30,
	2015	2014	2013
	(In thousands)

Sales returns reserve balance - beginning of year	$10	$20	$105
Additions to the sales returns reserve	-	24	-
Deductions against the sales returns reserve	(10)	(34)	(85)
Sales returns reserve balance - end of year	$-	$10	$20

Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Costs that are incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers. Such capitalized costs are amortized to cost of software licenses straight-line over the estimated life of the product, generally nine to 18 months. The Company evaluates the realizability of the assets and the related periods of amortization on a regular basis. Judgment is required in determining when technological feasibility of a product is established as well as its economic life. During fiscal year 2015, there were no significant costs incurred during the period after technological feasibility was established and the time in which the product became available for general release. During fiscal year 2014, the Company capitalized $0.3 million of software development costs and during fiscal year 2013, the Company capitalized $0.4 million of software development costs.

For the fiscal years ended September 30, 2014 and 2013, amounts related to capitalized and purchased software development costs were as follows:

	September 30,
	2014	2013

Capitalized and purchased software balance - beginning of year	$350	$30
Capitalized software development costs	250	440
Amortization of capitalized software development costs	(600)	(120)
Capitalized and purchased software balance - end of year	$-	$350

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

The Company licenses its products and services directly to end-users and indirectly to end-users through U.S. and non-U.S. distributors and other software resellers, under customary credit terms. The Company’s agreement with Lifeboat expired in early 2015 and, to manage the transition, the Company has refocused part of its Inside Sales Team to manage and pursue the book of business previously handled by Lifeboat. No customer constitutes a significant portion (more than 10%) of revenues or accounts receivable for the year ended September 30, 2015. Other than Lifeboat, no other customer constitutes a significant portion of revenues or accounts receivable for any other periods presented. Lifeboat, accounted for 15% and 20% of total revenue for the years ended September 30, 2014 and 2013 respectively. Lifeboat accounted for 13% of total accounts receivable as of September 30, 2014. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Deferred Revenue

Deferred revenue consisted of the following at September 30:

	September 30,
	2015	2014
	(In thousands)

Maintenance	$7,594	$7,154
License	981	108
Other	69	244
Total	8,644	7,506

Less: Long-term portion of deferred maintenance	(192)	(105)

Current portion of deferred revenue	$8,452	$7,401

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

Property and Equipment

Property and equipment consists of office equipment, furniture and fixtures, software and leasehold improvements, all of which are recorded at cost. Depreciation and amortization are provided using the straight-line method over the lesser of the estimated useful lives of the related assets or term of the related leases. Useful lives and lease terms range from three to seven years. Depreciation and amortization expense related to property and equipment was $0.3 million, $0.2 million and $0.1 million, respectively, for the years ended September 30, 2015, 2014 and 2013.

Long-Lived Assets

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

During fiscal 2015, as a result of an interim impairment test of goodwill and long-lived assets (see Note 2), the Company recorded an impairment charge of $4.9 million for the intellectual property acquired from Panopticon and $5.4 million for the customer lists acquired from Panopticon.

Long-Lived Assets: Acquired Intellectual Property

Acquired intellectual property consists of software source code acquired in the Panopticon Software, AB (Panopticon) transaction (see Note 3) as well as source code acquired in prior years. The acquired intellectual property assets are being amortized to cost of software licenses using the straight-line method over the estimated life of the asset, ranging from five to seven and a half years.

Acquired intellectual property, net, were comprised of the following at September 30, 2015 and 2014:

September 30, 2015
Identified	Weighted	Initial Gross
Intangible	Average	Carrying	Impairment	Accumulated	Net Carrying
Asset	Useful Life	Amount	Charge	Amortization	Amount
	(In years)

Panopticon intellectual property	5	$7,900	$(4,895)	$(1,599)	$1,406
Monarch intellectual property	7.5	8,616	-	(6,041)	2,575

Total		$16,516	$(4,895)	$(7,640)	$3,981

September 30, 2014
Identified	Weighted	Initial Gross
Intangible	Average	Carrying	Impairment	Accumulated	Net Carrying
Asset	Useful Life	Amount	Charge	Amortization	Amount
	(In years)

Panopticon intellectual property	5	$7,900	$-	$(1,142)	$6,758
Monarch intellectual property	7.5	8,616	-	(4,317)	4,299

Total		$16,516	$-	$(5,459)	$11,057

Amortization expense related to the acquired intellectual property assets for the years ended 2015, 2014 and 2013, was $2.2 million, $2.8 million and $1.8 million, respectively.

The estimated future amortization expense related to the acquired intellectual property is as follows (in thousands):

Fiscal Years Ending September 30,

2016	$1,983
2017	1,112
2018	260
2019	259
2020	259
Thereafter	108
Total estimated future amortization expense	$3,981

Long-Lived Assets: Other Intangible Assets

Other intangible assets consist of internally developed software, trade names, patents and customer lists acquired through business combinations. Other intangible assets also include loan acquisition costs. The values allocated to these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset.

Other intangible assets, net, were comprised of the following at September 30, 2015 and 2014:

September 30, 2015
Identified	Weighted	Initial Gross
Intangible	Average	Carrying	Impairment	Accumulated	Net Carrying
Asset	Useful Life	Amount	Charge	Amortization	Amount
	(In years)

Patents	20	$160	$-	$(88)	$72
Customer lists	14	8,990	(5,416)	(2,396)	1,178
Trade names	3	120	-	(100)	20

Total		$9,270	$(5,416)	$(2,584)	$1,270

September 30, 2014
Identified	Weighted	Initial Gross
Intangible	Average	Carrying	Impairment	Accumulated	Net Carrying
Asset	Useful Life	Amount	Charge	Amortization	Amount
	(In years)

Patents	20	$160	$-	$(81)	$79
Customer lists	14	8,990	-	(2,047)	6,943
Trade names	3	120	-	(52)	68

Total		$9,270	$-	$(2,180)	$7,090

There was no amortization related to other intangible asset charged to cost of software licenses expense for fiscal 2015. Amortization expense related to other intangible asset charged to cost of software licenses totaled $0.6 million and $0.1 million for fiscal 2014 and 2013, respectively. Amortization expense related to other intangible asset charged to sales and marketing totaled $0.3 million, $0.6 million and $0.2 million for fiscal 2015, 2014 and 2013, respectively. Amortization expense related to other intangible asset charged to general and administrative expense totaled $48,000 for each of the two fiscal years 2015 and 2014 and totaled $4,000 for the fiscal year 2013. There was no amortization related to other intangible asset charged to interest expense for fiscal 2015. Amortization expense related to other intangible asset charged to interest expense totaled $0.1 million and $33,000 for fiscal 2014 and 2013, respectively.

The estimated future amortization expense related to amortizing other intangible assets is as follows (in thousands):

Fiscal Years Ending September 30,

2016	$209
2017	92
2018	92
2019	92
2020	92
Thereafter	693
Total estimated future amortization expense	$1,270

Goodwill and Indefinite-Lived Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. Indefinite-lived intangibles are intangible assets whose useful lives are indefinite in that their lives extend beyond the foreseeable horizon – that is there is no foreseeable limit on the period of time over which they are expected to contribute to the cash flows of the reporting entity. The Company accounts for these items in accordance with FASB’s ASC 350 Intangibles – Goodwill and Other. This requires that goodwill and intangible assets having indefinite lives are not amortized but instead are reviewed annually, or more frequently as a result of an event or change in circumstances, for possible impairment with impaired assets written down to fair value. Goodwill and assembled workforce are considered indefinite-lived intangibles. During fiscal 2015, the Company identified several events, that when combined, were determined to require an interim impairment test. As a result, the Company recognized a non-cash, pre-tax impairment charge of $21.7 million for the impairment of goodwill (see Note 2). The Company conducts its annual impairment test for goodwill and indefinite-lived intangible assets during the fourth quarter of each fiscal year. In 2015, the Company conducted its annual goodwill impairment test on July 31, 2015, noting no additional impairment to the amounts previously recorded earlier in fiscal 2015.

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

The Company classified its cash equivalents, which primarily include money market mutual funds, of $25.7 million and $38.9 million as of September 30, 2015 and 2014, respectively, within Level 2 of the fair value hierarchy.

As of September 30, 2015 and 2014, the Company’s assets that are measured on a recurring basis include the following (in thousands):

	September 30, 2015			September 30, 2014
	Fair Value Measurement			Fair Value Measurement
	Using Input Types			Using Input Types
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$-	$25,724	$-	$-	$38,863	$-
Total	$-	$25,724	$-	$-	$38,863	$-

 Non-financial assets such as goodwill and long-lived assets are also subject to non-recurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset and are accounted for in accordance with FASB’s guidance on fair value measurement. The fair value measurements for these non-financial assets were calculated using a discounted cash flow approach, which includes unobservable inputs classified as Level 3 within the fair value hierarchy. See Note 2 for additional discussion regarding the fair value methods used for these assets.  The amount and timing of future cash flows was based on the Company’s most recent operational forecasts.  The Company uses the assistance of an independent consulting firm to develop valuation assumptions. See Note 2 for additional discussion regarding the impairment of goodwill and long-lived assets.

As of September 30, 2015 and 2014, the Company’s assets that are measured on a non-recurring basis include the following (in thousands):

	September 30, 2015			September 30, 2014
	Fair Value Measurement			Fair Value Measurement
	Using Input Types			Using Input Types
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Acquired intellectual property, net	$-	$-	$3,981	$-	$-	$11,057
Other intangible assets, net	-	-	1,270	-	-	7,090
Goodwill and indefinite-lived assets	-	-	6,685	-	-	28,383
Total	$-	$-	$11,936	$-	$-	$46,530

Income Taxes

The provision for income taxes is based on the earnings or losses reported in the consolidated financial statements. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company provides a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

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

The following table details the derivation of weighted-average shares outstanding used in the calculation of basic and diluted net loss for each period (in thousands, except share data):

	Years Ended
	September 30,
	2015	2014	2013

Net loss	$(49,787)	$(22,383)	$(4,197)
Weighted-average number of common shares outstanding	11,368	9,998	6,634

Net loss per share	$(4.38)	$(2.24)	$(0.63)

As the Company was in a net loss position in fiscal 2015, 2014 and 2013, all common stock equivalents in the respective periods were anti-dilutive. As a result of being anti-dilutive, 259,424 shares, 11,059 shares and 524,289 shares for the years ended September 30, 2015, 2014 and 2013, respectively, were excluded in the calculation above.

Foreign Currency Translations and Transactions

The Company’s foreign subsidiaries functional currency is their local currency. As a result, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at rates in effect at each balance sheet date. Revenues, expenses and cash flows are translated into U.S. dollars at average rates prevailing during the respective period. The related translation adjustments are reported as a separate component of shareholders’ equity under the heading “Accumulated Other Comprehensive Loss.” Included in comprehensive loss are the foreign currency translation adjustments. Foreign currency translation losses arising during fiscal 2015, 2014 and 2013 were $0.4 million, $0.3 million and $0.2 million, respectively.

Gains and losses resulting from transactions that are denominated in currencies other than the applicable unit’s functional currency are included in the operating results of the Company and were losses of $0.1 million for both years ended September 30, 2015 and 2014 and was a loss of $41,000 for the year ended September 30, 2013.

Advertising and Promotional Materials

Advertising costs are expensed as incurred and amounted to $0.1 million, $0.8 million and $0.3 million in fiscal years 2015, 2014 and 2013, respectively.

Share-Based Compensation

The Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s share-based awards are accounted for as equity instruments and there have been no liability awards granted. See additional share-based compensation disclosure in Note 9.

Segment Information and Revenue by Geographic Location

The Company has determined that it has only one reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and operating results. See Note 12 for information about the Company’s revenue by geographic operations.

Guarantees and Indemnifications

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. The Company has never incurred significant expense under its product or service warranties and does not expect to do so in the future. As a result, the Company believes its exposure related to these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2015 or 2014.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of September 30, 2015 or 2014.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of September 30, 2015 or 2014.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy limits the Company’s exposure and would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage for directors, the Company believes its exposure related to these indemnification agreements is minimal. The Company has no liabilities recorded for these potential obligations as September 30, 2015 or 2014.

Research and Development Costs

Research and development costs are expensed as incurred to the extent the costs do not meet the capitalization requirements.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported net loss.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of a joint project by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that would: remove inconsistencies and weaknesses, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets, improve disclosure requirements and resulting financial statements, and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU was initially to be effective for annual reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB voted to delay the effective date of the new revenue standard by one year, but to permit entities to choose to adopt the standard as of the original effective date. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

NOTE 2. IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. Indefinite-lived intangibles are intangible assets whose useful lives are indefinite in that their lives extend beyond the foreseeable horizon – that is there is no foreseeable limit on the period of time over which they are expected to contribute to the cash flows of the reporting entity. The Company accounts for these items in accordance with ASC 350 Intangibles – Goodwill and Other, which requires that impairment testing for goodwill is performed at least annually at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). The Company has determined that it is comprised of only one reporting unit. We perform our annual impairment test as of July 31st. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Examples of these events or circumstances include:

•	A significant adverse long term outlook;
•	Unanticipated competition or the introduction of a disruptive technology;
•	Failure of an anticipated product or product line;
•	The testing for recoverability under ASC 360-10 Impairment or Disposal of Long-Lived Assets of a significant asset group;
•	A loss of key personnel; and
•	An expectation that a significant portion of the Company will be sold or otherwise disposed of.

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

During the first quarter of fiscal 2015, the Company identified several events, that when combined, were determined to require an interim impairment test. These events consisted of a material decrease in revenue compared to prior year and compared to the prior quarter which resulted in a decision to pre-release earnings information; necessary operational changes within the Sales Organization which drove a shift in our sales approach, and a sustained decrease in share price.

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

The Company then performed Step 2 of the impairment test, noting fair value of the long-lived assets (other than goodwill) of $3.0 million, was less than the carrying amount of those assets and, as a result, recorded a non-cash, pre-tax impairment charge of $10.3 million during the first fiscal quarter of 2015. The Company then determined the implied value of goodwill was $6.7 million, which was less than its carrying value and, as a result, the Company recognized a non-cash, pre-tax charge of $21.7 million during the first quarter. These impairment charges are included under the caption "Impairment of goodwill and long-lived assets" in our consolidated statements of operations.

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

The measurement period adjustments to goodwill for the Panopticon Software AB and Panopticon Software, Inc. acquisitions (see Note 3) resulted from additional information obtained during the measurement period which ended August 28, 2014. During the fourth quarter of fiscal 2014, the Company completed its pre-acquisition tax returns for Panopticon Software AB and Panopticon Software, Inc. Upon completion of these filings, the Company was able to finalize its assessment of acquired deferred tax assets and recorded a decrease of $0.4 million to goodwill offset by an increase in the tax assets. The net increase in tax assets includes an increase of $0.4 million related to the deferred tax asset for net operating losses of Panopticon Software AB and a decrease of $18,000 related to the pre-acquisition income tax payable of Panopticon Software, Inc. Accordingly, the Company retrospectively adjusted its balance sheet as of September 30, 2014 to reflect these measurement period adjustments.

The following table presents the changes in the carrying amount of our goodwill as of September 30, 2015 (in thousands):

Balance at September 30, 2013	$28,772
Measurement period adjustment	(389)
Balance at September 30, 2014	28,383
Goodwill impairment	(21,698)
Balance at September 30, 2015	$6,685

NOTE 3. ACQUISITION

The Company acquired all of the outstanding shares of Panopticon Software, AB and subsidiaries (“Panopticon”), a privately held Swedish company specializing in the delivery of real-time visual data discovery solutions, under a stock purchase agreement dated June 14, 2013, which closed on August 28, 2013. As a result of this transaction, the Company acquired technologies to enable it to expand its product platform and increase its addressable market. The Company accounted for this acquisition in accordance with ASC 805 Business Combinations. The purchase consideration included $0.2 million in seller financing pertaining to the Company’s direct acquisition of Panopticon’s U.S. subsidiary, Panopticon Software, Inc. and 2,083,710 Datawatch common shares. Also, the Company issued 86,231 restricted stock units to certain Panopticon employees, which were fully vested as of February 28, 2014. Total fair value of the consideration of common stock issued was $42.6 million ($23.12 per share) at closing. The Company has allocated the cost to acquire Panopticon to its identifiable tangible and intangible assets and liabilities, with the remaining amount classified as goodwill.

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

Fair value of intangible assets was determined using a combination of the income approach and the cost approach and relief from royalty method. As the acquisition was a stock acquisition, the goodwill recognized will not be deductible for tax purposes. In addition, the Company incurred $1.0 million of acquisition related costs in fiscal 2013 and these costs are included in general and administrative expense in the accompanying consolidated statement of operations.

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

The following unaudited pro forma financial information reflects the combined results of operations for the fiscal year ended September 30, 2013, assuming that Panopticon was acquired at the beginning of the fiscal period.  This information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of the period, and is not necessarily indicative of the results which may be obtained in the future (in thousands, except per share data):

September 30, 2013

Total revenue	$33,271
Net loss	$(6,542)
Net loss per share
Basic and diluted	$(0.79)
Number of weighted-average shares
Basic and diluted	8,322

NOTE 4. ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2015 and 2014:

	September 30,
	2015	2014

Royalties and commissions	$999	$1,158
Payroll and related expenses	693	747
Professional fees and consulting	368	551
Other	596	428
Total	$2,656	$2,884

NOTE 5. FINANCING ARRANGEMENTS

Revolving Line of Credit and Term Note

In connection with the acquisition of intellectual property underlying its Datawatch Monarch and Datawatch Server products, on March 30, 2012, the Company entered into a $2.0 million revolving credit facility with Silicon Valley Bank (“SVB”), pursuant to a Loan and Security Agreement with SVB. On March 30, 2012, the Company borrowed $1.5 million under this revolving credit facility. The revolving line of credit under the SVB facility terminated on March 29, 2014. On that date, the principal amount of all advances then outstanding under the revolving line and all unpaid interest thereon were due and payable. As of September 30, 2014, the Company had paid down all amounts owed under the revolving credit facility and the facility and the SVB agreement had been terminated.

In connection with the first amendment to the MCRC agreement (discussed in the following section under the caption “Subordinated Note and Warrants”), on August 15, 2013, the Company entered into an amendment to the SVB agreement which provided for an advance (“Term Loan Advance”) of $2.0 million which was used to reduce the outstanding obligations to MCRC. After repayment, the Term Loan Advance cannot be re-borrowed. As of September 30, 2014, the Company had paid down all amounts owed under the term loan advance and the SVB agreement had been terminated.

Subordinated Note and Warrants

Also in connection with the intellectual property acquisition on March 30, 2012, the Company entered into a Note and Warrant Purchase Agreement with Massachusetts Capital Resource Company (“MCRC”), the terms of which included a $4.0 million subordinated note and warrants for 185,000 shares of the Company’s common stock. The subordinated note issued to MCRC had a maturity date of February 28, 2019, with interest due monthly on the unpaid principal amount of the note at the rate of 10% per annum in arrears. The subordinated note also contained interest rate premiums on any optional redemption of principal payments during the first three years of the note agreement. Additionally, beginning on March 31, 2014 and on the last day of each month thereafter until the maturity date, the Company would have made principal payments of $0.1 million per month.

On August 15, 2013, the Company entered into the first amendment to the MCRC agreement which provided for a one-time redemption of $2.0 million in principal amount, together with interest, at a rate of 10% per annum, due on the amount redeemed through the date of redemption, and a premium equal to 3% of the principal amount. On August 15, 2013, the Company exercised its one-time redemption right and made a payment of $2.0 million to pay down the principal, plus accrued interest in the amount of $23,000 and premium in the amount of $0.1 million. This amendment was accounted for as a modification per ASC 470-50, Debt Modifications and Extinguishment, therefore the third party direct costs incurred in completing the modification were expensed. As of September 30, 2014, the Company had paid down all amounts owed under the subordinated note and the note and the MCRC agreement had been terminated except with respect to the outstanding warrants.

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

The Company accounted for the borrowing under the Note and Warrant Purchase Agreement in accordance with the guidance prescribed in ASC 470-20, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. In accordance with ASC 470-20, the relative fair value of the stock purchase warrants is considered an Original Issue Discount (“OID”) which is required to be amortized over the life of the note as interest expense with a corresponding credit to notes payable. The relative fair value of the warrants on March 30, 2012, as determined under the ASC 820, Fair Value Measurements and Disclosures, was $1.1 million which is included in additional paid-in capital in the Company's accompanying consolidated balance sheets at September 30, 2015 and 2014, respectively.

During the year ended September 30, 2014, as a result of paying off the subordinated note, the Company recorded a loss on extinguishment of debt of $0.8 million which represented the unamortized debt discount on the subordinated note and was recorded as other expense within the accompanying consolidated statement of operations.

Interest expense related to the warrants during the fiscal years ended September 30, 2014 and 2013 was $0.1 million and $0.2 million, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire at various dates through 2022. The lease agreements generally provide for the payment of minimum annual rentals, pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was $1.0 million for both fiscal years 2015 and 2014, and rental expense for all operating leases was $0.5 million for the year ended September 30, 2013. Certain of the Company's facility leases include options to renew.

As of September 30, 2015, future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

Years Ending September 30,
2016	$630
2017	628
2018	615
2019	615
2020	576
Thereafter	1,214
Total future minimum lease payments	$4,278

Royalties

Royalty expense included in cost of software licenses was $0.6 million, $0.4 million and $0.2 million for the years ended September 30, 2015, 2014 and 2013, respectively. Minimum royalty obligations were insignificant for fiscal years 2015, 2014 and 2013.

Contingencies

From time to time, the Company is subject to claims and may be party to actions that arise in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 7. RESTRUCTURING CHARGES

During fiscal 2015, the Company initiated restructuring plans to (i) lower expense structure by reducing the investment in legacy solutions and the realignment of international operations, primarily impacting engineering and product development, and (ii) to further reduce the workforce across all functional areas of the Company in an effort to rebalance investments to match the go-to-market model. The planned actions began during the first fiscal quarter and continued during the second fiscal quarter when the remaining employees impacted by the plans were notified. The Company completed all restructuring actions associated with this plan during fiscal year 2015, and recorded restructuring charges of $1.8 million during the year ended September 30, 2015 related to workforce reductions including severance and related benefit costs. No additional amounts are expected to be incurred in future periods.

The following table presents the changes in the accrual for restructuring charges, which is included under the caption “Accrued expenses” in our consolidated balance sheets, as of September 30, 2015 (in thousands):

Balance at September 30, 2014	$-
Restructuring charges	1,786
Payments	(1,555)
Balance at September 30, 2015	$231

The following table presents restructuring charges included in our consolidated statements of operations (in thousands):

Year Ended
September 30,
2015

Cost of maintenance and services	$401
Sales and marketing	804
Engineering and product development	345
General and administrative	236
$1,786

NOTE 8. INCOME TAXES

Loss from operations before income taxes consists of the following for the years ended September 30:

	2015	2014	2013
	(In thousands)

Domestic	$(45,812)	$(17,533)	$(2,139)
Foreign	(6,699)	(5,369)	(2,146)

Total	$(52,511)	$(22,902)	$(4,285)

The benefit for income taxes consisted of the following for the years ended September 30:

	2015	2014	2013
	(In thousands)

Current:
Federal	$(53)	$(8)	$(4)
State	(4)	12	(1)
	(57)	4	(5)

Deferred:
Federal	5,975	(4,890)	(1,070)
State	853	(882)	(293)
Foreign	(3,221)	176	(83)
Change in valuation allowance	(6,274)	5,073	1,363
	(2,667)	(523)	(83)

Total benefit	$(2,724)	$(519)	$(88)

At September 30, 2015, the Company had U.S. federal tax loss carryforwards of $41.5 million, expiring at various dates through 2035, including approximately $0.2 million resulting from the an acquisition during 2004 which are subject to additional annual limitations as a result of the changes in ownership, and had approximately $26.2 million in state tax loss carryforwards, which also expire at various dates through 2035. Included in the Federal and state net operating loss carryforwards are approximately $8.2 million of tax deductions from share based compensation, which will be recorded as additional paid-in capital when realized. These loss carryforwards are available to reduce future federal, state and foreign taxable income but are subject to review and possible adjustment by the appropriate taxing authorities. The loss carryforwards, which may be utilized in any future period, may be subject to limitations based upon changes in the ownership of the Company’s stock. Federal research and development credits of approximately $0.7 million expire beginning in 2021. State research and development credits of approximately $0.4 million expire at various years through 2029. In addition, the Company has the following net operating loss carryforwards: U.K. losses of approximately $7.0 million with no expiration date, Australia losses of approximately $3.2 million with no expiration date, Germany losses of approximately $2.2 million with no expiration date, Singapore losses of approximately $3.0 million with no expiration date, and Sweden losses of approximately $9.6 million with no expiration date.

 The components of the Company’s net deferred tax assets are as follows at September 30:

	2015	2014
	(In thousands)

Deferred tax liabilities:
Prepaid expenses	$(271)	$(234)
Acquired intangibles	(688)	(3,108)
	(959)	(3,342)
Deferred tax assets:
Net operating loss carryforwards	19,044	13,063
Research and development credits	955	1,099
Alternative minimum tax credits	7	7
Accounts and notes receivable reserves	52	40
Depreciation and amortization	2,538	2,178
Other	265	221
	22,861	16,608

Total	21,902	13,266

Valuation allowance	(20,337)	(14,064)

Deferred tax asset (liability), net	$1,565	$(798)

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

These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is using to manage the underlying business. Due to its history of losses over the past several years, the Company determined that it is more likely than not that the deferred tax assets will not be realized in all of its jurisdictions with the exception of Sweden and a full valuation allowance has been recorded in the U.S., U.K., Australia, Germany, and Singapore.

The following table reconciles the Company’s tax provision based on its effective tax rate to its tax provision based on the federal statutory rate of 34% for the years ended September 30, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
	(In thousands)

Provision at federal statutory rate	$(17,853)	$(7,757)	$(1,457)
State, net of federal impact	(579)	(474)	(303)
Foreign income taxes	555	(642)	(268)
Valuation allowance increase	6,164	5,073	1,363
Return to provision adjustments	621	48	3
Foreign rate change	-	394	39
Stock-based compensation	946	1,103	316
NOL adjustment due to subsidiary liquidation	-	1,345	-
Acquisition costs	-	59	339
Change in uncertain tax positions	(67)	(386)	7
IRS Audit Adjustments	-	535	-
Goodwill and Intangible Asset Impairment	7,377	-	-
Other	112	183	(127)

Benefit for income taxes	$(2,724)	$(519)	$(88)

Deferred Taxes

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through 2035 or have an unlimited carry forward. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. With the exception of Sweden, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets in the U.S, U.K., Australia, Germany, and Singapore at September 30, 2015. The Company’s Swedish subsidiary has recorded a $1.6 million deferred tax asset as of September 30, 2015.

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

At September 30, 2015, the Company had a cumulative tax liability of $0.3 million related to Federal, state, and foreign tax exposure that could result in cash payments.  The Company decreased the tax liability by $0.1 million during the fiscal year ended September 30, 2015. The decrease related to the statute of limitations expiring on U.S. and foreign uncertain tax positions. The Company does not expect its tax liability to change significantly during the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its consolidated statements of operations. To date, the Company has accrued $17,000 for interest and penalties associated with this liability.

The Company’s unrecognized tax benefits (before consideration of any valuation allowance) represent differences between tax positions taken by the Company in its various consolidated and separate worldwide tax returns and the benefits recognized and measured for uncertain tax positions. This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The change in the unrecognized tax benefits during the fiscal year ended September 30, 2015 was as follows (in thousands):

Balance at September 30, 2013	$998
Reductions for prior year tax positions	(678)
Balance at September 30, 2014	320
Additions/Reductions for prior year tax positions	(68)
Balance at September 30, 2015	$252

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such jurisdictions as the United Kingdom, Germany, Singapore, Australia and the United States, and as a result, files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The fiscal years ended September 30, 2012 through September 30, 2014 are generally still open to examination in the jurisdictions listed above. The Company was under audit by the Internal Revenue Service for the fiscal year ended September 30, 2011. The audit was completed during the fourth quarter ended September 30, 2014 and resulted in the reduction of $0.5 million related to research credits, AMT credits, and NOL carryforwards which had a full valuation. The Company did not have to make any cash payments as a result of this audit.

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

The following table presents share-based compensation expenses included in our audited condensed consolidated statements of operations (in thousands):

	Years Ended
	September 30,
	2015	2014	2013
	(In thousands)
Cost of maintenance and services	$63	$143	$17
Sales and marketing	3,110	5,243	2,206
Engineering and product development	417	1,585	442
General and administrative	1,143	1,475	658
	$4,733	$8,446	$3,323

Stock Option Plans

The Company estimates the fair value of each share-based award (except restricted stock units, which are discussed below) using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. The Company recognizes share-based compensation expense related to stock options on a straight-line basis over the requisite service period of the award. All of the Company’s stock compensation awards are accounted for as equity instruments and there have been no liability awards granted. No options were granted under the stock option plans for the years ended September 30, 2015 and 2014. The total intrinsic value of options exercised during the years ended September 30, 2015, 2014 and 2013 was $0.1 million, $0.7 million and $1.0 million, respectively. Total cash received from option exercises during the years ended September 30, 2015, 2014 and 2013 was $0.1 million, $0.2 million and $0.2 million, respectively. There was no tax benefit realized from stock option exercised during the year ended September 30, 2015. The tax benefit realized from stock options exercised during the year ended September 30, 2014 was $24,000. As of September 30, 2015, there was $0.1 million of total unrecognized compensation cost related to non-vested stock option arrangements, which is expected to be recognized over a weighted-average period of 0.56 years. Many of the assumptions used in the determination of share-based compensation expense are judgmental and highly volatile.

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

On April 22, 2014, the stockholders of the Company approved the adoption of the Company’s Second Amended and Restated 2011 Equity Compensation and Incentive Plan (the “Amended 2011 Plan”), which amends the previous Amended and Restated 2011 Equity Compensation and Incentive Plan to increase the shares authorized for issuance under such plan by 700,000 shares to 2,275,392 shares. At September 30, 2015, 483,172 shares were available for future issuance under the 2011 Plan.

The following table is a summary of combined activity for all of the Company’s stock option plans:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of Options	Price Per Share	Life (In years)	Value (In thousands)

Outstanding, September 30, 2012	355,334	$3.71	3.94	$5,883
Granted	75,000	12.92	6.56	1,124
Canceled/Forfeited	(125)	2.79	0.05	3
Exercised	(67,000)	2.93	-	1,039
Outstanding, September 30, 2013	363,209	$5.76	4.33	$8,042
Granted	-	-	-	-
Canceled/Forfeited	-	-	-	-
Exercised	(42,709)	4.18	-	719
Outstanding, September 30, 2014	320,500	$5.97	3.74	$1,572
Granted	-	-	-	-
Canceled/Forfeited	-	-	-	-
Exercised	(18,000)	2.91	0.89	71
Outstanding, September 30, 2015	302,500	$6.15	2.86	$446

Exercisable, September 30, 2015	283,741	$5.70	2.75	$446

Unvested awards expected to vest, September 30, 2015	16,883	$12.92	4.56	$-

The following table presents weighted-average price and life information regarding options outstanding and exercisable at September 30, 2015:

Outstanding				Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise		Exercise
Prices	Shares	Life (Years)	Price	Shares	Price

$3.46	150,000	2.37	$3.46	150,000	$3.46
$3.61	15,000	0.44	3.61	15,000	3.61
$4.97	50,000	2.57	4.97	50,000	4.97
$5.62	12,500	2.70	5.62	12,500	5.62
$12.92	75,000	4.56	12.92	56,241	12.92

	302,500	2.86	$6.15	283,741	$5.70

Restricted Stock Units

The Company periodically grants awards of restricted stock units (“RSUs”) to each of its non-employee directors and some of its management team and employees on a discretionary basis pursuant to its stock compensation plans. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at September 30, 2015 was 655,798. Most RSUs vest at the rate of 33.33% on each of the first through third anniversaries of the grant date. Included in the total number of RSUs unvested at September 30, 2015 are certain RSUs that are subject to a further vesting condition that the Company’s common stock must trade at a price greater than the following market prices per share on a national securities exchange for a period of twenty consecutive days on or prior to certain anniversaries of the grant date as follows:

	Number of
	Unvested RSUs

$17.50 per share prior to five years of the grant date	*	30,000
$17.50 per share prior to three years of the grant date	*	29,668
$20.00 per share prior to four years of the grant date	*	833
$22.50 per share prior to three years of the grant date	*	33,334
$22.50 per share prior to two and one-half years of the grant date	*	14,336
No further trading vesting condition		547,627
Unvested RSUs, December 31, 2015		655,798

The Company’s common stock has satisfied the per share market price vesting conditions for the grants denoted with an asterisk above totaling 108,171 RSUs. For such RSUs, the Company performed fair value analysis using the Monte Carlo option-pricing model. The fair value related to the RSUs was calculated based primarily on the average stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to sales and marketing, engineering and product development, professional services and general and administrative expense. The fair values of the RSUs granted in fiscal years 2015, 2014 and 2013 were $2.0 million (or $7.59 weighted-average fair value per share), $6.0 million (or $19.98 weighted-average fair value per share) and $14.6 million (or $18.40 weighted-average fair value per share), respectively. The Company recorded compensation expense related to RSUs of $4.5 million, $8.2 million and $3.1 million during the years ended September 30, 2015, 2014 and 2013, respectively. These amounts are included in the total share-based compensation expense disclosed above. As of September 30, 2015, there was $5.5 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.7 years.

The following table presents nonvested RSU information for the fiscal years ended September 30, 2015, 2014 and 2013:

Number of
RSUs
Outstanding

Nonvested, September 30, 2012	464,584
Granted	793,732
Canceled/Forfeited	(16,003)
Vested	(185,617)
Nonvested, September 30, 2013	1,056,696
Granted	300,500
Canceled/Forfeited	(97,835)
Vested	(433,116)
Nonvested, September 30, 2014	826,245
Granted	444,068
Canceled/Forfeited	(281,516)
Vested	(332,999)
Nonvested, September 30, 2015	655,798

Note 10. RETIREMENT SAVINGS PLAN

The Company has a 401(k) retirement savings plan covering substantially all of the Company’s full-time domestic employees. Under the provisions of the plan, employees may contribute a portion of their compensation within certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company did not make any contributions to the 401(k) retirement savings plan in fiscal 2015, 2014 or 2013.

Note 11. ISSUANCE OF COMMON STOCK

On February 19, 2014, the Company completed a public offering of 2,018,250 shares of common stock at a price to the public of $28.50 per share. The number of shares the Company sold included the underwriters’ full exercise of their over-allotment option of 263,250 shares. Net proceeds to the Company from the offering, after underwriting discounts and expenses, were $53.6 million.

Note 12. SEGMENT INFORMATION AND REVENUE BY GEOGRAPHIC LOCATION

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

The Company conducts operations in the U.S. and internationally. The following table presents information about the Company’s geographic operations (in thousands):

	Domestic	International	Total

Total Revenue

Year ended September 30, 2015	$23,793	$6,428	$30,221
Year ended September 30, 2014	$29,071	$6,016	$35,087
Year ended September 30, 2013	$26,249	$4,047	$30,296

Total Operating Loss

Year ended September 30, 2015	$(45,816)	$(6,626)	$(52,442)
Year ended September 30, 2014	$(15,407)	$(6,258)	$(21,665)
Year ended September 30, 2013	$(1,471)	$(2,346)	$(3,817)

Total Long-Lived Assets
At September 30, 2015	$14,515	$160	$14,675
At September 30, 2014	$47,135	$137	$47,272

Note 13. SUBSEQUENT EVENTS

The Company has evaluated all events and transactions that occurred after the balance sheet date and through the date that the consolidated financial statements were available to be issued noting none that require recognition or disclosure.

Note 14. QUARTERLY RESULTS (UNAUDITED)

Supplementary Information:

	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Year Ended September 30, 2015:
Software license revenue	$3,175	$3,911	$4,117	$4,101
Maintenance revenue	3,409	3,296	3,311	3,513
Professional services revenue	377	255	348	408
Cost of software licenses	861	721	697	723
Cost of maintenance and services	892	1,084	557	589
Expenses	44,661	11,423	10,705	9,750
Loss from operations	(39,453)	(5,766)	(4,183)	(3,040)
Net loss	(36,876)	(5,809)	(4,123)	(2,979)

Net loss per share – basic	$(3.31)	$(0.51)	$(0.36)	$(0.26)
Net loss per share – diluted	$(3.31)	$(0.51)	$(0.36)	$(0.26)

Year Ended September 30, 2014:
Software license revenue	$5,433	$4,375	$5,580	$5,239
Maintenance revenue	2,993	3,127	3,236	3,489
Professional services revenue	383	498	412	322
Cost of software licenses	990	1,024	999	1,000
Cost of maintenance and services	849	634	979	889
Expenses	12,427	12,233	12,368	12,360
Loss from operations	(5,457)	(5,891)	(5,118)	(5,199)
Net loss	(5,614)	(6,737)	(5,157)	(4,875)

Net loss per share – basic	$(0.66)	$(0.70)	$(0.48)	$(0.44)
Net loss per share – diluted	$(0.66)	$(0.70)	$(0.48)	$(0.44)

Year Ended September 30, 2013:
Software license revenue	$4,330	$4,297	$5,007	$5,796
Maintenance revenue	2,333	2,300	2,409	2,658
Professional services revenue	158	234	411	363
Cost of software licenses	521	531	549	904
Cost of maintenance and services	530	565	602	743
Expenses	5,820	6,213	7,196	9,939
Loss from operations	(50)	(478)	(520)	(2,769)
Net loss	(222)	(626)	(666)	(2,683)

Net loss per share – basic	$(0.03)	$(0.10)	$(0.10)	$(0.40)
Net loss per share – diluted	$(0.03)	$(0.10)	$(0.10)	$(0.40)

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework. Based on our assessment, management concluded that, as of September 30, 2015, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of September 30, 2015 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Changes in Internal Control Over Financial Reporting

As a result of the evaluation completed by management, and in which the principal executive officer and principal financial officer participated, we have concluded that there were no changes during the fiscal year ended September 30, 2015 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions “Election of Directors” and “Information Concerning Executive Officers” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2015 is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Compensation of Directors” and “Executive Compensation” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2015 is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption “Equity Incentive Plan Information” in Item 5 of this Annual Report on Form 10-K and under the caption “Principal Holders of Voting Securities” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2015 is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Relationships and Related Person Transactions” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2015 is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firms and Fees” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2015 is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)	1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of September 30, 2015 and 2014

Consolidated Statements of Operations for the Years Ended September 30, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Loss for the Years Ended September 30, 2015, 2014 and 2013

Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended September 30, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

3. List of Exhibits

	Ex. No.	Description

(1)	3.1	Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(5)	3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(15)	3.3	Amended and Restated By-Laws of the Registrant (Exhibit 3.1)
(1)	4.1	Specimen certificate representing the Common Stock (Exhibit 4.4)
(8)	10.1*	Form of Incentive Stock Option Agreement of the Registrant (Exhibit 10.2)
(8)	10.2*	Form of Nonqualified Stock Option Agreement of the Registrant (Exhibit 10.3)
(2)	10.3*	1996 Non-Employee Director Stock Option Plan, as amended on December 10, 1996 (Exhibit 10.30)
(2)	10.4*	1996 International Employee Non-Qualified Stock Option Plan (Exhibit 10.31)
(7)	10.5*	1996 Stock Plan as amended as of March 7, 2003 (Exhibit 10.1)
(3)	10.6	Indemnification Agreement between Datawatch Corporation and Richard de J. Osborne, dated January 12, 2001 (Exhibit 10.2)
(4)	10.7	Form of Indemnification Agreement between Datawatch Corporation and each of its Non-Employee Directors (Exhibit 10.1)
(4)	10.8*	Advisory Agreement, dated April 5, 2001, by and between Datawatch Corporation and Richard de J. Osborne (Exhibit 10.2)
(9)	10.9*	2006 Equity Compensation and Incentive Plan
(10)	10.10*	Form of Non-Qualified Stock Option Agreement for Directors under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.26)
(10)	10.11*	Form of Non-Qualified Stock Option Agreement for Officers under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.27)
(10)	10.12*	Form of Incentive Stock Option Agreement for Officers under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.28)
(11)	10.13*	Form of Restricted Stock Unit Agreement for Directors under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.1)

(12)	10.14*	Executive Agreement dated March 4, 2011 by and between Michael A. Morrison and Datawatch Corporation (Exhibit 10.1)
(13)	10.15*	Second Amended and Restated 2011 Equity Compensation and Incentive Plan
(14)	10.16*	Form of Restricted Stock Unit Agreement for Directors and Executives under the 2011 Equity Compensation and Incentive Plan (Exhibit 10.29)
(14)	10.17*	Form of Restricted Stock Unit Agreement for Employees under the 2011 Equity Compensation and Incentive Plan (Exhibit 10.30)
(14)	10.18*	Form of Non-Qualified Stock Option Agreement under the 2011 Equity Compensation and Incentive Plan (Exhibit 10.31)
(14)	10.19*	Form of Incentive Stock Option Agreement under the 2011 Equity Compensation and Incentive Plan (Exhibit 10.32)
(14)	10.20	Sublease, dated June 17, 2011, between Zoll Medical Corporation and Datawatch Corporation (Exhibit 10.33)
(14)	10.21*	Executive Agreement dated April 23, 2014 by and between James Eliason and Datawatch Corporation (Exhibit 10.1)
(16)	10.22*	Executive Agreement dated October 1, 2013 by and between Ben F. Plummer and Datawatch Corporation (Exhibit 10.27)
(16)	10.23*	Executive Agreement dated October 14, 2014 by and between Sanjay Mistry and Datawatch Corporation (Exhibit 10.28)
(17)	10.24*	Executive Agreement dated August 4, 2014 by and between John Judge and Datawatch Corporation (Exhibit 10.29)
	21.1	Subsidiaries of the Registrant (filed herewith)
	23.1	Consent of RSM US LLP (filed herewith)
	23.2	Consent of Marcum LLP (filed herewith)
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
	101	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

*	Indicates a management contract or compensatory plan or contract.

Note: The number given in parenthesis next to each item listed above indicates the corresponding exhibit in each filing listed below.
(1)	Previously filed as an exhibit to Registration Statement 33-46290 on Form S-1 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated February 2, 2001 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(5)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference.
(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated November 2, 2004 and incorporated herein by reference.
(9)	Previously filed as Appendix A to Registrant’s Definitive Proxy Statement dated January 30, 2006 and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and incorporated herein by reference.
(11)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated August 2, 2007 and incorporated herein by reference.
(12)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 10, 2011 and incorporated herein by reference.
(13)	Previously filed as Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A dated January 28, 2014 and incorporated herein by reference.
(14)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated April 25, 2014 and incorporated herein by reference.
(15)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated August 28, 2014 and incorporated herein by reference.
(16)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and incorporated herein by reference.
(17)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and incorporated herein by reference.

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

Datawatch Corporation

Date:	November 13, 2015	By:	/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael A. Morrison	Principal Executive Officer and Director	November 13, 2015
Michael A. Morrison

/s/ James L. Eliason	Principal Financial Officer and Principal Accounting Officer	November 13, 2015
James L. Eliason

/s/ Richard de J. Osborne	Chairman of the Board	November 13, 2015
Richard de J. Osborne

/s/ David C. Mahoney	Vice Chairman of the Board	November 13, 2015
David C. Mahoney

/s/ Christopher T. Cox	Director	November 13, 2015
Christopher T. Cox

/s/ Thomas H. Kelly	Director	November 13, 2015
Thomas H. Kelly

/s/ Joan McArdle	Director	November 13, 2015
Joan McArdle

/s/ Terry W. Potter	Director	November 13, 2015
Terry W. Potter

