Form 10-Q
period 2015-12-31
DATAWATCH CORP
filed 2016-01-29
CIK 792130

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER: 000-19960

DATAWATCH CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	02-0405716
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4 CROSBY DRIVE

BEDFORD, MASSACHUSETTS 01730

(978) 441-2200

(Address and telephone number of principal executive office)

271 MILL ROAD

QUORUM OFFICE PARK

CHELMSFORD, MASSACHUSETTS 01824

(Former address of principal executive office)

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of January 27, 2016 was 11,667,120.

DATAWATCH CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

PART I: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DATAWATCH CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	December 31,	September 30,
	2015	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,023	$35,162
Accounts receivable, net of allowance for doubtful accounts and sales returns of $37 and $106 as of December 31, 2015 and September 30, 2015, respectively	5,107	7,081
Prepaid expenses and other current assets	2,274	2,013
Total current assets	40,404	44,256

Property and equipment, net	954	614
Acquired intellectual property, net	3,485	3,981
Other intangible assets, net	1,193	1,270
Goodwill and indefinite-lived assets	6,685	6,685
Deferred tax asset, net	1,673	1,839
Other long-term assets	266	286
Total assets	$54,660	$58,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,452	$1,546
Accrued expenses	1,741	2,656
Deferred revenue	8,427	8,452
Deferred tax liability, current	-	274
Total current liabilities	11,620	12,928

LONG-TERM LIABILITIES:
Deferred revenue, long-term	108	192
Other long-term liabilities	270	269
Total long-term liabilities	378	461
Total liabilities	11,998	13,389

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01; authorized: 20,000,000 shares; issued and outstanding: 11,667,120 shares and 11,652,874 shares respectively, as of December 31, 2015 and 11,640,097 shares and 11,625,851 shares, respectively, as of September 30, 2015	117	116
Additional paid-in capital	140,823	139,732
Accumulated deficit	(96,155)	(92,191)
Accumulated other comprehensive loss	(1,983)	(1,975)
	42,802	45,682
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	42,662	45,542

Total liabilities and shareholders’ equity	$54,660	$58,931

The accompanying notes are an integral part of the consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	December 31,
	2015	2014
REVENUE:
Software licenses	$3,147	$3,175
Maintenance	3,602	3,409
Professional services	306	377
Total revenues	7,055	6,961

COSTS AND EXPENSES:
Cost of software licenses	689	861
Cost of maintenance and services (1)	598	892
Sales and marketing (1)	5,748	7,988
Engineering and product development (1)	1,827	2,523
General and administrative (1)	2,234	2,141
Impairment of goodwill and long-lived assets	-	32,009
Total costs and expenses	11,096	46,414

LOSS FROM OPERATIONS	(4,041)	(39,453)

Other income	3	6
Foreign currency transaction gain (loss)	(27)	3

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(4,065)	(39,444)
Income tax benefit	101	2,568

NET LOSS	$(3,964)	$(36,876)

Net loss per share – basic:	$(0.34)	$(3.31)
Net loss per share – diluted:	$(0.34)	$(3.31)

Weighted-average shares outstanding – basic	11,635	11,136
Weighted-average shares outstanding – diluted	11,635	11,136

(1) Includes share-based compensation as follows:

Cost of maintenance and services	$18	$27
Sales and marketing	516	1,234
Engineering and product development	85	140
General and administrative	404	340
	$1,023	$1,741

The accompanying notes are an integral part of the consolidated financial statements.

4

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three Months Ended
	December 31,
	2015	2014

Net loss	$(3,964)	$(36,876)
Other comprehensive loss:
Foreign currency translation adjustments	(8)	(10)
Comprehensive loss	$(3,972)	$(36,886)

The accompanying notes are an integral part of the consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,964)	$(36,876)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	646	912
Share-based compensation expense	1,023	1,741
Deferred income taxes	(108)	(2,573)
Impairment of goodwill and long-lived assets	-	32,009
Changes in operating assets and liabilities:
Accounts receivable	1,949	1,577
Prepaid expenses and other assets	(250)	(382)
Accounts payable, accrued expenses and other liabilities	(986)	(236)
Deferred revenue	(83)	(350)
Cash used in operating activities	(1,773)	(4,178)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(414)	(238)
Cash used in investing activities	(414)	(238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	70	-
Cash provided by financing activities	70	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(22)	(61)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,139)	(4,477)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,162	47,668
CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,023	$43,191

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-

Income taxes paid	$5	$8

These notes are an integral part of the consolidated financial statements.

DATAWATCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS

Datawatch Corporation (the “Company” or “Datawatch”) provides self-service data preparation and visual data discovery software that optimizes multiple sources and a variety of data – regardless of its variety, volume, or velocity – delivering next generation analytics to reveal valuable insights for improving business processes. Its ability to integrate structured, unstructured, and semi-structured sources like reports, PDF files and EDI streams with real-time streaming data into visually rich analytic applications allows users to dynamically discover key factors that impact any operational aspect of their business. We believe this ability to perform visual discovery against multiple sources and a variety of data sets Datawatch apart in the Big Data and visualization markets. Organizations of every size, worldwide use Datawatch products, including 99 of the Fortune 100.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Datawatch and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015 filed with the SEC. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 30, 2015, and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

The Company classified its cash equivalents, which primarily include money market mutual funds, of $25.7 million as of December 31, 2015 and September 30, 2015, within Level 2 of the fair value hierarchy.

As of December 31, 2015 and September 30, 2015, the Company’s assets that are measured on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	December 31, 2015			September 30, 2015
	Fair Value Measurement			Fair Value Measurement
	Using Input Types			Using Input Types
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$-	$25,727	$-	$-	$25,724	$-
Total	$-	$25,727	$-	$-	$25,724	$-

Non-financial assets such as goodwill and long-lived assets are also subject to non-recurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset and are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) guidance on fair value measurement. The fair value measurements for these non-financial assets were calculated using a discounted cash flow approach, which includes unobservable inputs classified as Level 3 within the fair value hierarchy. See Note 4 for additional discussion regarding the fair value methods used for these assets.  The amount and timing of future cash flows was based on the Company’s most recent operational forecasts.  The Company uses the assistance of an independent consulting firm to develop valuation assumptions. See Notes 4 and 5 for additional discussion regarding the impairment of goodwill and long-lived assets.

NOTE 4: IMPAIRMENT OF GOODWILL AND INDEFINITE-LIVED ASSETS

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. Indefinite-lived intangibles are intangible assets whose useful lives are indefinite in that their lives extend beyond the foreseeable horizon – that is there is no foreseeable limit on the period of time over which they are expected to contribute to the cash flows of the reporting entity. The Company accounts for these items in accordance with Accounting Standards Codification (“ASC”) 350 Intangibles – Goodwill and Other, which requires that impairment testing for goodwill is performed at least annually at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). The Company has determined that it is comprised of only one reporting unit. We perform our annual impairment test as of July 31st. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Examples of these events or circumstances include:

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

The Company then performed Step 2 of the impairment test, noting fair value of the long-lived assets (other than goodwill), of $3.0 million, was less than the carrying amount of those assets and, as a result, recorded a non-cash, pre-tax impairment charge of $10.3 million during the three months ended December 31, 2014 (see Note 5). The Company then determined the implied value of goodwill was $6.7 million, which was less than its carrying value and, as a result, the Company recognized a non-cash, pre-tax charge of $21.7 million during the three months ended December 31, 2014. These impairment charges are included under the caption "Impairment of goodwill and long-lived assets" in our consolidated statements of operations. There were no impairment charges recognized during the three months ended December 31, 2015.

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

The following table presents the changes in the carrying amount of our goodwill for the year ended September 30, 2015 (in thousands):

Balance at September 30, 2014	$28,383
Goodwill impairment	(21,698)
Balance at September 30, 2015	$6,685

NOTE 5: LONG-LIVED ASSETS

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

During the three months ended December 31, 2014, as a result of an interim impairment test of goodwill and long-lived assets (see Note 4), the Company recorded an impairment charge of $4.9 million for the intellectual property acquired from Panopticon and $5.4 million for the customer lists acquired from Panopticon. There were no impairment charges recognized for the three months ended December 31, 2015.

Acquired Intellectual Property

Acquired intellectual property consists of software source code acquired through business combinations in prior years. The acquired intellectual property assets are being amortized to cost of software licenses using the straight-line method over the estimated life of the asset, ranging from five to seven and a half years.

Acquired intellectual property, net, were comprised of the following at December 31, 2015 and September 30, 2015 (in thousands):

December 31, 2015
Identified	Weighted	Gross	Accumulated
Intangible	Average	Carrying	Impairment	Accumulated	Net Carrying
Asset	Useful Life	Amount	Charge	Amortization	Amount
	(In years)

Panopticon intellectual property	5	$7,900	$(4,895)	$(1,664)	$1,341
Monarch intellectual property	7.5	8,616	-	(6,472)	2,144

Total		$16,516	$(4,895)	$(8,136)	$3,485

September 30, 2015
Identified	Weighted	Gross	Accumulated
Intangible	Average	Carrying	Impairment	Accumulated	Net Carrying
Asset	Useful Life	Amount	Charge	Amortization	Amount
	(In years)

Panopticon intellectual property	5	$7,900	$(4,895)	$(1,599)	$1,406
Monarch intellectual property	7.5	8,616	-	(6,041)	2,575

Total		$16,516	$(4,895)	$(7,640)	$3,981

Other Intangible Assets

Other intangible assets consist of trade names, patents and customer lists acquired through business combinations in prior years. The values allocated to these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset.

Other intangible assets, net, were comprised of the following at December 31, 2015 and September 30, 2015 (in thousands):

December 31, 2015
Identified	Weighted	Gross	Accumulated
Intangible	Average	Carrying	Impairment	Accumulated	Net Carrying
Asset	Useful Life	Amount	Charge	Amortization	Amount
	(In years)

Patents	20	$160	$-	$(90)	$70
Customer lists	14	8,990	(5,416)	(2,459)	1,115
Trade names	3	120	-	(112)	8

Total		$9,270	$(5,416)	$(2,661)	$1,193

September 30, 2015
Identified	Weighted	Gross	Accumulated
Intangible	Average	Carrying	Impairment	Accumulated	Net Carrying
Asset	Useful Life	Amount	Charge	Amortization	Amount
	(In years)

Patents	20	$160	$-	$(88)	$72
Customer lists	14	8,990	(5,416)	(2,396)	1,178
Trade names	3	120	-	(100)	20

Total		$9,270	$(5,416)	$(2,584)	$1,270

NOTE 6. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire at various dates through 2022. The lease agreements generally provide for the payment of minimum annual rentals and pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was $0.2 and $0.3 million for the three months ended December 31, 2015 and 2014, respectively. Certain of the Company's facility leases include options to renew.

On June 23, 2015, the Company entered into a facility lease in Bedford, MA for a new corporate headquarters. The lease is for 20,360 square feet and has a term of 84 months commencing in January 2016 when the Company moved in. The monthly rent expense is $42,000. In conjunction with entering into the lease, the Company was required to deposit $0.2 million into a restricted cash account as collateral for a Letter of Credit, which is included under the caption “Other long-term assets” in our consolidated balance sheets, at December 31, 2015 and September 30, 2015.

Royalties

Royalty expense included in cost of software licenses was $0.1 million for the three months ended December 31, 2015 and 2014. Minimum royalty obligations were insignificant for the three months ended December 31, 2015 and 2014.

Contingencies

From time to time, the Company is subject to claims and may be party to actions that arise in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 7. INCOME TAXES

During the three months ended December 31, 2015, the Company recorded a tax benefit of $0.1, primarily related to the change in the deferred tax asset in Sweden as a result of generating losses, estimated state taxes, and accruing interest on uncertain tax positions. During the three months ended December 31, 2014, the Company recorded a tax benefit of $2.6, primarily related to the change in the deferred tax liability in Sweden as a result of impairing non-goodwill intangibles and amortization, estimated state taxes, and accrued interest and penalties on uncertain tax positions.

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through and until 2035. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. With the exception of Sweden, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets in the U.S, U.K., Australia, Germany, and Singapore at December 31, 2015 and September 30, 2015.

At September 30, 2015, the Company had a cumulative tax liability of $0.3 million related to uncertain tax positions for Federal, state, and foreign tax exposure that could result in cash payments.  There were no significant changes to the Company’s uncertain tax positions during the three months ended December 31, 2015. The Company does not expect its tax liability to change significantly during the next twelve months.

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

The following table presents the computation basic and diluted net loss per share attributable to common shareholders (in thousands, except per share data):

	Three Months Ended
	December 31,
	2015	2014

Net loss	$(3,964)	$(36,876)
Weighted-average number of common shares outstanding	11,635	11,136

Net loss per share	$(0.34)	$(3.31)

For the three months ended December 31, 2015 and 2014 all common stock equivalents in the respective periods were anti-dilutive as a result of the Company’s net loss position. As such, 143,590 shares and 222,134 shares, have not been included in the calculation of basic or diluted net loss per share, for the three months ended December 31, 2015 and 2014, respectively.

NOTE 9. SHARE-BASED COMPENSATION

The Company provides its employees, officers, consultants and directors with stock options, restricted stock units and other stock rights for common stock of the Company on a discretionary basis. All option and restricted stock unit grants are subject to the terms and conditions determined by the Compensation and Stock Committee of the Board of Directors, and generally vest over a three-year period beginning three months from the date of grant and expire either seven or ten years from the date of grant depending on the plan. All awards granted during the three months ended December 31, 2015 were granted under our Second Amended and Equity Compensation and Incentive Plan (the “2011 Plan”). At December 31, 2015, there were 241,906 shares available for future issuance under the 2011 Plan.

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

The following table is a summary of combined activity for all of the Company’s stock option plans:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of Options	Price Per Share	Life (In years)	Value (In thousands)

Outstanding, September 30, 2015	302,500	$6.15	2.86	$446
Granted	-	-	-	-
Canceled/Forfeited	-	-	-	-
Exercised	(12,500)	5.62	2.45	1
Outstanding, December 31, 2015	290,000	$6.17	2.62	$464

Exercisable, December 31, 2015	283,739	$6.02	2.58	$464

Unvested awards expected to vest, December 31, 2015	294,998	$6.29	2.65	$464

Restricted Stock Units

The following table presents nonvested RSU information for the three months ended December 31, 2015:

Number of
RSUs
Outstanding

Nonvested, September 30, 2015	655,798
Granted	272,800
Canceled/Forfeited	(34,034)
Vested	(14,167)
Nonvested, December 31, 2015	880,397

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

The Company conducts operations in the U.S. and internationally. The following table presents information about the Company’s geographic operations (in thousands):

	Domestic	International	Total

Total Revenue

Three months ended December 31, 2015	$6,042	$1,013	$7,055
Three months ended December 31, 2014	$6,011	$950	$6,961

Total Operating Loss

Three months ended December 31, 2015	$(2,920)	$(1,121)	$(4,041)
Three months ended December 31, 2014	$(37,350)	$(2,103)	$(39,453)
		.
Total Long-Lived Assets
At December 31, 2015	$14,130	$126	$14,256
At September 30, 2015	$14,515	$160	$14,675

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position to simplify the presentation of deferred income taxes. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. As of October 1, 2015, we elected to early adopt the pronouncement on a prospective basis. Adoption of this amendment did not have an effect on the Company's financial position or results of operations, and prior periods were not retrospectively adjusted.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We do not provide forecasts of our future financial performance. However, from time to time, information we provide or statements made by our employees may contain “forward looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward looking statements. Our actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed in Item 1A of the our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 as well as the accuracy of our internal estimates of revenue and operating expense levels.

Introduction

We are engaged in the design, development, marketing, distribution and support of business computer software primarily for the visual data discovery and self-service data preparation markets to allow organizations to access, analyze and visualize information in a more meaningful fashion. The Datawatch Managed Analytics Platform is an enterprise solution that bridges the gap between the ease-of-use and agility that business users demand and the scalability, automation and governance needed by IT.

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

Our significant accounting policies are described in Note 1 to the consolidated financial statements for the fiscal year ended September 30, 2015 included in our previously filed Form 10-K. There have been no material changes to the accounting policies for the three months ended December 31, 2015.

OVERVIEW

During the first quarter of fiscal 2016, we continued to build our momentum in penetrating the self-service data preparation market by adding 131 new customers for our Monarch data preparation solution, which was more than double the number of new Monarch customers added in the quarter ended September 30, 2015. Of those new customers, more than 40 are engaged in the financial services industry, including Wells Fargo, Cigna, Sungard, China Construction Bank, Zurich North America, Bank of America and Citizens Financial Group. Revenue from our Monarch solution for the quarter ended December 31, 2015 was lower than planned due to the timing of a few of the larger forecasted opportunities, which are still in our pipeline. We have implemented specific programs and initiatives targeted at the Monarch installed base to ensure the proper degree of focus on this important segment of our business. Furthermore, we continue to make significant progress with our visualization platform, although the timing of larger visualization transactions can be difficult to predict.

Sales execution

Overall revenue increased by $0.1 million compared to the same quarter last fiscal year; however, we saw our deferred revenue increased by $1.4 million as of December 31, 2015 compared to the end of the same quarter last fiscal year. Of the total deferred revenue increases, deferred license revenue increased $0.8 million, almost 200%, as a direct result of a pricing change implemented during the second half of fiscal 2015. The pricing change requires all new or non-current maintenance customers purchasing less than 10 seats of Monarch, to purchase term licenses instead of perpetual licenses.

Market awareness

During the quarter ended December 31, 2015, we expanded our partner channel with several new Original Equipment Manufacturer, or “OEM” agreements, which are a critical element of our long-term strategic growth plan. In the quarter, Imagine Software announced a partnership with Datawatch to embed our real-time visualization software into Imagine Software’s platform, which is used in risk management and regulatory capacities by their financial services customers.

Innovation to product platform

During the quarter ended December 31, 2015, we released Monarch version 13.2.  The new product release added significant new transformation and calculation capabilities, expanded data acquisition operations with the additional connectors (HP Vertica, Business Objects, OLEDB and a new XML/JSON Explorer and Parser), a more powerful engine that offers “just-in-time” data preparation for large Big Data information sets, and a new portable file format that improves collaboration across users.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from our accompanying consolidated financial statements. The operating results for any period should not be considered indicative of the results expected for any future period.

	Three Months Ended
	December 31,
	2015	2014
REVENUE:
Software licenses	45%	46%
Maintenance	51	49
Professional services	4	5
Total revenues	100%	100%

COSTS AND EXPENSES:
Cost of software licenses	10%	12%
Cost of maintenance and services	8	13
Sales and marketing	81	115
Engineering and product development	26	36
General and administrative	32	31
Impairment of goodwill and long-lived assets	-	460
Total costs and expenses	157%	667%

LOSS FROM OPERATIONS	(57)%	(567)%

Other income	-%	-%
Foreign currency transaction loss	-	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(57)%	(567)%
Income tax benefit	1	37

NET LOSS	(56)%	(530)%

Three Months Ended December 31, 2015 Compared to

Three Months Ended December 31, 2014

Total Revenues

	Three Months Ended
	December 31,		Increase	Percentage
	2015	2014	(Decrease)	Change
Software licenses	$3,147	$3,175	$(28)	(1)%
Maintenance	3,602	3,409	193	6
Professional services	306	377	(71)	(19)
Total revenue	$7,055	$6,961	$94	1%

Software license revenue. Software license revenue remained essentially flat when compared with revenue for the three months ended December 31, 2014. Two important operational metrics are the number of six-figure deals and the average deal size for license sales greater than $10,000. The number of six-figure deals remained consistent with 4 six-figure deals for both the three months ended December 31, 2015 and 2014. The average deal size for license sales greater than $10,000 decreased from $36,000 for the three months ended December 31, 2014 to $29,000 for the three months ended December 31, 2015. Overall our deferred revenue increased by $1.4 million as of December 31, 2015 compared to the end of the same quarter last fiscal year. Of the total deferred revenue increases, deferred license revenue increased $0.8 million, almost 200%, as a direct result of a pricing change implemented during the second half of fiscal 2015. The pricing change requires all new or non-current maintenance customers purchasing less than 10 seats of Monarch, to purchase term licenses instead of perpetual licenses.

Maintenance revenue. The increase in maintenance revenue was primarily driven by strong renewal bookings of both enterprise and desktop software from prior quarters. We have increased our maintenance customer base over the past few years and we continue to have the same renewal success which contributed to the increase for both enterprise and desktop products.

Professional services. Professional services revenue decreased $0.1 million, as a result of our decision to no longer require that professional services be purchased on all Enterprise deals.

Total Costs and Expenses

	Three Months Ended
	December 31,		Increase	Percentage
	2015	2014	(Decrease)	Change
Cost of software licenses	$689	$861	$(172)	(20)%
Cost of maintenance and services	598	892	(294)	(33)
Sales and marketing	5,748	7,988	(2,240)	(28)
Engineering and product development	1,827	2,523	(696)	(28)
General and administrative	2,234	2,141	93	4
Impairment of goodwill and long-lived assets	-	32,009	(32,009)	(100)
Total costs and operating expenses	$11,096	$46,414	$(35,318)	(76)%

Cost of software licenses. The $0.2 million decrease was due to lower amortization expense. Amortization of acquired intangibles decreased by $0.2 million due to the reduction in carrying value of the asset as a result of the impairment charge recorded during the three months ended December 31, 2014.

Cost of maintenance and services. Costs of maintenance and services decreased $0.3 million as a result of a decrease in employee related expenses resulting from a 22% decrease in maintenance and services headcount due to the restructuring efforts that occurred throughout fiscal 2015 and a shift to a web enabled, on-line approach to the delivery of training.

Sales and marketing expenses. The $2.2 million decrease in sales and marketing expenses was comprised of a decrease in sales expense of $1.5 million and a decrease in marketing expense of $0.7 million. The decreased sales expense resulted from decreases of $0.5 million in share-based compensation and $0.9 million in employee-related costs attributable to a 17% decrease in sales headcount compared to the same quarter last fiscal year driven by the restructuring which occurred throughout last fiscal year. Additionally, amortization expense decreased $0.1 million which resulted from the reduction in the carrying value of intangibles due to the impairment charges recorded during the prior fiscal year. The marketing expense decrease was comprised of a $0.4 million decrease in employee related expenses, and a $0.3 million decrease in marketing expenses related to outside consultants. The decrease in employee related expenses was the result of a 33% decrease in headcount compared to the same quarter last fiscal year, due to restructuring efforts that occurred throughout the prior fiscal year, while the decrease in expenses related to outside consultants was driven by a realignment of our investments and focus in the area of marketing.

Engineering and product development expenses. The decrease in engineering and product development costs was mainly driven by a decrease in employee related expenses such as salaries, stock based compensation, payroll taxes and severance resulting from a 21% decrease in headcount compared to the same quarter last fiscal year. The decreased headcount was primarily related to resources focused on legacy products, due to the restructuring efforts that occurred during our last fiscal year. The cost reductions related to the decrease in headcount was partially offset by an increase in consulting expenses related to outside development services.

General and administrative expenses. The $0.1 million increase in general and administrative expenses was mainly driven by an increase in stock based compensation.

Impairment of goodwill and long-lived assets. We did not record a goodwill and long-lived assets impairment charge during the three months ended December 31, 2015. During the three months ended December 31, 2014, we recorded a goodwill and long-lived assets impairment charge of $21.7 million and $10.3 million, respectively, as a result of performing an interim impairment review under Accounting Standards Codification (“ASC”) 350 Intangibles – Goodwill and Other.

Other income (expense)

	Three Months Ended
	December 31,			Percentage
	2015	2014	Decrease	Change
Other income	$3	$6	$(3)	(50)%
Foreign currency transaction gain (loss)	$(27)	$3	$(30)	(1,000)%

The foreign currency gains and losses for the three months ended December 31, 2015 and 2014 was primarily attributable to fluctuation of the British pound sterling, Swedish krona and other foreign currencies we transact in.

Provision (benefit) for income taxes

	Three Months Ended
	December 31,			Percentage
	2015	2014	Decrease	Change
Benefit for income taxes	$101	$2,568	$(2,467)	(96)%

During the three months ended December 31, 2015, the Company recorded a tax benefit of $0.1 million, primarily related to the change in the deferred tax asset in Sweden as a result of generating losses, estimated state taxes, and accruing interest on uncertain tax positions. During the three months ended December 31, 2014, the Company recorded a tax benefit of $2.6 million, primarily related to the change in the deferred tax liability in Sweden as a result of impairing non-goodwill intangibles and amortization, estimated state taxes, and accrued interest and penalties on uncertain tax positions.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

We lease various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire at various dates through 2022. The lease agreements generally provide for the payment of minimum annual rentals and pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was $0.2 million and $0.3 million for the three months ended December 31, 2015 and 2014, respectively. Certain of our facility leases include options to renew.

On June 23, 2015, we entered into a facility lease in Bedford, MA for a new corporate headquarters. The lease is for 20,360 square feet and has a term of 84 months commencing in January 2016 when we moved in. Our monthly rent expense is $42,000. In conjunction with entering into the lease, we were required to deposit $0.2 million into a restricted cash account as collateral for a Letter of Credit, which is included under the caption “Other long-term assets” in our consolidated balance sheets, at December 31, 2015 and September 30, 2015.

As of December 31, 2015, our contractual obligations include minimum rental commitments under non-cancelable operating leases and other long-term liabilities related to uncertain tax positions as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 – 2 Years	3 – 5 Years	5 Years
Operating lease obligations	$4,062	$338	$614	$1,801	$1,309
Other long-term liabilities	$270	$-	$-	$-	$270

Royalty expense included in cost of software licenses was $0.1 million for the three months ended December 31, 2015 and 2014.

Our software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, we would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or service warranties. As a result, we believe our exposure related to these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of December 31, 2015 and September 30, 2015.

We enter into indemnification agreements in the ordinary course of business. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of December 31, 2015 and September 30, 2015.

Certain of our agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby we will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of our employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of December 31, 2015 and September 30, 2015.

As permitted under Delaware law, we have agreements with our directors whereby we will indemnify them for certain events or occurrences while the director is, or was, serving at our request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, our director and officer insurance policy would enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe our exposure related to these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of December 31, 2015 and September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current cash balances will be sufficient to meet our cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At December 31, 2015, we had $33.0 million of cash and cash equivalents as compared $35.2 million as of September 30, 2015, a decrease of $2.2 million. $1.6 million of cash and cash equivalents at December 31, 2015 was located in foreign banks.

At December 31, 2015, we had working capital of $28.8 million as compared to $31.3 million as of September 30, 2015. We do not anticipate additional cash requirements to fund growth or the acquisition of additional complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, we may seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that we will be able to issue additional equity or obtain a new or expanded credit facility at attractive prices or rates, or at all.

We had a net loss of $4.0 million for the three months ended December 31, 2015 as compared to net loss of $36.9 million for the three months ended December 31, 2014. During the three months ended December 31, 2015 and 2014, $1.8 million and $4.2 million of cash was used in our operations, respectively. During the three months ended December 31, 2015, the main use of cash in operations was net loss adjusted for depreciation and amortization, share-based compensation expense, as well as the decrease in accounts receivable offset by the decreases in accounts payable, accrued expenses and other liabilities. During the three months ended December 31, 2014, the main use of cash in operations was net loss adjusted for depreciation and amortization, share-based compensation expense, deferred income taxes and the impairment of goodwill and long-lived assets as well as the increase in accounts receivable.

Net cash used in investing activities of $0.4 million and $0.2 million for the three months ended December 31, 2015 and 2014 was related to the purchase of property and equipment.

Net cash provided by financing activities for the three months ended December 31, 2015 was related to the proceeds from the issuance of common stock upon the exercise of outstanding stock option awards. We had no cash flows from financing activities for the three months ended December 31, 2014.

We believe that our current operations have not been materially impacted by the effects of inflation.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At December 31, 2015, we did not participate in or hold any derivative financial instruments or commodity instruments. We hold no investment securities that possess significant market risk.

Primary Market Risk Exposures

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. 14% of our revenues for the three months ended December 31, 2015 and 2014, were from our foreign subsidiaries. In addition, 21% and 7% of our operating expenses for the three months ended December 31, 2015 and 2014, respectively, were from our foreign subsidiaries.

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in several currencies, of which the most significant to our operations has historically been the British Pound. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to our international subsidiaries, if any, are usually considered to be of a long-term investment nature. Accordingly, the majority of currency movements are reflected in our other comprehensive (loss) income. Foreign currency translation losses arising during the three months ended December 31, 2015 and 2014 were $8,000 and $10,000, respectively. There are, however, certain situations where we will invoice customers in currencies other than our own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in “Foreign currency transaction gain (loss)” section of the accompanying consolidated statements of operations and were losses from foreign currency transactions of $27,000 for the three months ended December 31, 2015 and were gains from foreign currency transactions of $3,000 for the three months ended December 31, 2014.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that it currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 29, 2016.

DATAWATCH CORPORATION

/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ James L. Eliason
James L. Eliason
Chief Financial Officer
(Principal Financial Officer)

