Form 10-Q
period 2016-03-31
DATAWATCH CORP
filed 2016-04-22
CIK 792130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-Q

_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of April 20, 2016 was 11,739,235.

DATAWATCH CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DATAWATCH CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	March 31,	September 30,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,516	$35,162
Accounts receivable, net of allowance for doubtful accounts of $40 and $106 as of March 31, 2016 and September 30, 2015, respectively	5,410	7,081
Prepaid expenses and other current assets	2,244	2,013
Total current assets	39,170	44,256

Property and equipment, net	1,248	614
Acquired intellectual property, net	2,989	3,981
Other intangible assets, net	1,121	1,270
Goodwill and indefinite-lived assets	6,685	6,685
Deferred tax asset, net	1,794	1,839
Other long-term assets	246	286
Total assets	$53,253	$58,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,850	$1,546
Accrued expenses	1,951	2,656
Deferred revenue	8,454	8,452
Deferred tax liability, current	-	274
Total current liabilities	12,255	12,928

LONG-TERM LIABILITIES:
Deferred revenue, long-term	227	192
Other long-term liabilities	396	269
Total long-term liabilities	623	461
Total liabilities	12,878	13,389

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01; authorized: 20,000,000 shares; issued and outstanding: 11,753,481 shares and 11,739,235 shares respectively, as of March 31, 2016 and 11,640,097 shares and 11,625,851 shares, respectively, as of September 30, 2015	117	116
Additional paid-in capital	141,859	139,732
Accumulated deficit	(99,517)	(92,191)
Accumulated other comprehensive loss	(1,944)	(1,975)
	40,515	45,682
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	40,375	45,542

Total liabilities and shareholders’ equity	$53,253	$58,931

The accompanying notes are an integral part of the consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
REVENUE:
Software licenses	$3,645	$3,911	$6,792	$7,086
Maintenance	3,480	3,296	7,082	6,705
Professional services	299	255	605	632
Total revenues	7,424	7,462	14,479	14,423

COSTS AND EXPENSES:
Cost of software licenses	499	721	1,188	1,596
Cost of maintenance and services (1)	610	1,084	1,208	1,962
Sales and marketing (1)	5,100	6,802	10,848	14,790
Engineering and product development (1)	2,066	2,187	3,893	4,710
General and administrative (1)	2,626	2,434	4,860	4,575
Impairment of goodwill and long-lived assets	-	-	-	32,009
Total costs and expenses	10,901	13,228	21,997	59,642

LOSS FROM OPERATIONS	(3,477)	(5,766)	(7,518)	(45,219)

Other income	15	3	18	9
Foreign currency transaction loss	(6)	(14)	(33)	(11)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(3,468)	(5,777)	(7,533)	(45,221)
Income tax expense (benefit)	(106)	32	(207)	(2,536)

NET LOSS	$(3,362)	$(5,809)	$(7,326)	$(42,685)

Net loss per share – basic:	$(0.29)	$(0.51)	$(0.63)	$(3.80)
Net loss per share – diluted:	$(0.29)	$(0.51)	$(0.63)	$(3.80)

Weighted-average shares outstanding – basic	11,701	11,340	11,669	11,237
Weighted-average shares outstanding – diluted	11,701	11,340	11,669	11,237

(1) Includes share-based compensation as follows:

Cost of maintenance and services	$7	$3	$25	$30
Sales and marketing	494	326	1,010	1,560
Engineering and product development	91	72	176	212
General and administrative	409	397	813	737
	$1,001	$798	$2,024	$2,539

The accompanying notes are an integral part of the consolidated financial statements.

2

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Net loss	$(3,362)	$(5,809)	$(7,326)	$(42,685)
Other comprehensive loss:
Foreign currency translation adjustments	39	(95)	31	(105)
Comprehensive loss	$(3,323)	$(5,904)	$(7,295)	$(42,790)

The accompanying notes are an integral part of the consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,326)	$(42,685)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,314	1,558
Provision for doubtful accounts	(64)	-
Share-based compensation expense	2,024	2,539
Deferred income taxes	(229)	(2,546)
Impairment of goodwill and long-lived assets	-	32,009
Changes in operating assets and liabilities:
Accounts receivable	1,678	734
Prepaid expenses and other assets	(200)	(301)
Accounts payable, accrued expenses and other liabilities	(242)	582
Deferred revenue	98	(605)
Cash used in operating activities	(2,947)	(8,715)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(820)	(379)
Cash used in investing activities	(820)	(379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	108	27
Cash provided by financing activities	108	27

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	13	(114)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,646)	(9,181)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,162	47,668
CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,516	$38,487

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-

Income taxes paid	$10	$8

These notes are an integral part of the consolidated financial statements.

DATAWATCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS

Datawatch Corporation (the “Company” or “Datawatch”) provides self-service data preparation and visual data discovery software that optimizes multiple sources and a variety of data – regardless of its variety, volume, or velocity – delivering next generation analytics to reveal valuable insights for improving business processes. Its ability to integrate structured, unstructured, and semi-structured sources like reports, PDF files and EDI streams with real-time streaming data into visually rich analytic applications allows users to dynamically discover key factors that impact any operational aspect of their business. The Company believes this ability to perform visual discovery against multiple sources and a variety of data sets Datawatch apart in the Big Data and visualization markets. Organizations of every size, worldwide use Datawatch products, including 99 of the Fortune 100.

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

The Company classified its cash equivalents, which primarily include money market mutual funds of $22.2 million and $25.7 million as of March 31, 2016 and September 30, 2015, respectively, within Level 2 of the fair value hierarchy.

As of March 31, 2016 and September 30, 2015, the Company’s assets that are measured on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	March 31, 2016			September 30, 2015
	Fair Value Measurement			Fair Value Measurement
	Using Input Types			Using Input Types
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$-	$22,240	$-	$-	$25,724	$-
Total	$-	$22,240	$-	$-	$25,724	$-

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

During the three and six months ended December 31, 2014, the Company identified several events, that when combined, were determined to require an interim impairment test. These events consisted of a material decrease in revenue compared to prior year and compared to the prior quarter which resulted in a decision to pre-release earnings information; necessary operational changes within the Sales Organization which drove a shift in our sales approach; and a sustained decrease in share price.

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

The Company then performed Step 2 of the impairment test, noting fair value of the long-lived assets (other than goodwill), of $3.0 million, was less than the carrying amount of those assets and, as a result, recorded a non-cash, pre-tax impairment charge of $10.3 million during the three months ended December 31, 2014 (see Note 5). The Company then determined the implied value of goodwill was $6.7 million, which was less than its carrying value and, as a result, the Company recognized a non-cash, pre-tax charge of $21.7 million during the three months ended December 31, 2014. These impairment charges are included under the caption "Impairment of goodwill and long-lived assets" in our consolidated statements of operations. There were no impairment charges recognized during the three and six months ended March 31, 2016.

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

The following table presents the changes in the carrying amount of our goodwill (in thousands):

Balance at September 30, 2014	$28,383
Goodwill impairment	(21,698)
Balance at September 30, 2015	6,685
Goodwill impairment	-
Balance at March 31, 2016	$6,685

NOTE 5: LONG-LIVED ASSETS

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

During the three months ended December 31, 2014, as a result of an interim impairment test of goodwill and long-lived assets (see Note 4), the Company recorded an impairment charge of $4.9 million for the intellectual property acquired from Panopticon and $5.4 million for the customer lists acquired from Panopticon. There were no impairment charges recognized for the six months ended March 31, 2016.

Acquired Intellectual Property

Acquired intellectual property consists of software source code acquired through business combinations in prior years. The acquired intellectual property assets are being amortized to cost of software licenses using the straight-line method over the estimated life of the asset, ranging from five to seven and a half years.

Acquired intellectual property, net, were comprised of the following at March 31, 2016 and September 30, 2015 (in thousands):

March 31, 2016
Identified	Weighted	Gross	Accumulated
Intangible	Average	Carrying	Impairment	Accumulated	Net Carrying
Asset	Useful Life	Amount	Charge	Amortization	Amount
	(In years)

Panopticon intellectual property	7.5	$7,900	$(4,895)	$(1,729)	$1,276
Monarch intellectual property	5	8,616	-	(6,903)	1,713

Total		$16,516	$(4,895)	$(8,632)	$2,989

September 30, 2015
Identified	Weighted	Gross	Accumulated
Intangible	Average	Carrying	Impairment	Accumulated	Net Carrying
Asset	Useful Life	Amount	Charge	Amortization	Amount
	(In years)

Panopticon intellectual property	7.5	$7,900	$(4,895)	$(1,599)	$1,406
Monarch intellectual property	5	8,616	-	(6,041)	2,575

Total		$16,516	$(4,895)	$(7,640)	$3,981

Other Intangible Assets

Other intangible assets consist of trade names, patents and customer lists acquired through business combinations in prior years. The values allocated to these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset.

Other intangible assets, net, were comprised of the following at March 31, 2016 and September 30, 2015 (in thousands):

March 31, 2016
Identified	Weighted	Gross	Accumulated
Intangible	Average	Carrying	Impairment	Accumulated	Net Carrying
Asset	Useful Life	Amount	Charge	Amortization	Amount
	(In years)

Patents	20	$160	$-	$(92)	$68
Customer lists	14	8,990	(5,416)	(2,521)	1,053
Trade names	3	120	-	(120)	-

Total		$9,270	$(5,416)	$(2,733)	$1,121

September 30, 2015
Identified	Weighted	Gross	Accumulated
Intangible	Average	Carrying	Impairment	Accumulated	Net Carrying
Asset	Useful Life	Amount	Charge	Amortization	Amount
	(In years)

Patents	20	$160	$-	$(88)	$72
Customer lists	14	8,990	(5,416)	(2,396)	1,178
Trade names	3	120	-	(100)	20

Total		$9,270	$(5,416)	$(2,584)	$1,270

NOTE 6. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire at various dates through 2022. The lease agreements generally provide for the payment of minimum annual rentals and pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was $0.3 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively, and $0.6 million and $0.5 million for the six months ended March 31, 2016 and 2015, respectively. Deferred rent of $0.1 million is included under the caption “Other long-term liabilities” in our consolidated balance sheets, at March 31, 2016. There was no deferred rent at September 30, 2015. Certain of the Company's facility leases include options to renew.

On June 23, 2015, the Company entered into a facility lease in Bedford, MA for a new corporate headquarters. The lease is for 20,360 square feet and has a term of 84 months which commenced in January 2016 when the Company moved in. The monthly rent expense is $42,000. In conjunction with entering into the lease, the Company was required to deposit $0.2 million into a restricted cash account as collateral for a Letter of Credit, which is included under the caption “Other long-term assets” in our consolidated balance sheets, at March 31, 2016.

Royalties

Royalty charges included in cost of software license for the three months ended March 31, 2016 were a benefit of $0.1 million. Royalty expense included in cost of software licenses was $0.2 million for the three months ended March 31, 2015, and was $0.1 million and $0.3 million for the six months ended March 31, 2016 and 2015, respectively. Minimum royalty obligations were insignificant for the three and six months ended March 31, 2016 and 2015.

Contingencies

From time to time, the Company is subject to claims and may be party to actions that arise in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 7. RESTRUCTURING CHARGES

During the six months ended March 31, 2015, the Company initiated restructuring plans to (i) lower expenses by reducing the investment in legacy solutions and realigning of international operations, primarily impacting engineering and product development, and (ii) further reduce the workforce across all functional areas of the Company in an effort to rebalance investments to match the go-to-market model. The planned restructuring efforts began during the quarter ended December 31, 2014 and continued during the quarter ended March 31, 2015, when the remaining employees impacted by the plans were notified. The Company recorded restructuring charges of $0.4 million during the three months ended December 31, 2014 and an additional $1.2 million during the three months ended March 31, 2015 including severance and related benefit costs related to workforce reductions. The Company completed all restructuring actions associated with these plans during the fiscal year ended September 30, 2015.

The Company did not initiate any restructuring plans during fiscal 2016. However, the Company recorded severance expense of $0.2 million and $0.3 million for the three and six months ended March 31, 2016, respectively.

The following table presents the changes in the accrual for restructuring and severance charges, which is included under the caption “Accrued expenses” in our consolidated balance sheet, as of March 31, 2016 and September 30, 2015 (in thousands):

Balance at September 30, 2014	$-
Charges	1,786
Payments	(1,555)
Balance at September 30, 2015	231
Charges	289
Payments	(520)
Balance at March 31, 2016	$-

The following table presents restructuring and severance charges included in our unaudited consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Cost of maintenance and services	$48	$353	$49	$379
Sales and marketing	107	629	234	685
Engineering and product development	-	60	4	312
General and administrative	-	151	2	235
	$155	$1,193	$289	$1,611

NOTE 8. INCOME TAXES

During the three and six months ended March 31, 2016, the Company recorded a tax benefit of $0.1 million and $0.2 million, respectively, primarily related to the change in the deferred tax asset in Sweden as a result of generating losses, estimated state taxes, and accruing interest on uncertain tax positions. During the three months ended March 31, 2015, the Company recorded a tax expense of $32,000, primarily related to the change in the deferred tax asset in Sweden as a result of generating losses, estimated state taxes, and accrued interest on uncertain tax positions. During the six months ended March 31, 2015, the Company recorded a tax benefit of $2.5 million, primarily related to the change in the deferred tax liability in Sweden as a result of impairing non-goodwill intangibles and amortization, estimated state taxes, and accrued interest on uncertain tax positions.

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through and until 2035. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. With the exception of the deferred tax asset in Sweden, management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets in the U.S., U.K., Australia, Germany, and Singapore at March 31, 2016 and September 30, 2015.

At September 30, 2015, the Company had a cumulative tax liability of $0.3 million related to uncertain tax positions for Federal, state, and foreign tax exposure that could result in cash payments.  There were no significant changes to the Company’s uncertain tax positions during the three and six months ended March 31, 2016. The Company does not expect its tax liability to change significantly during the next twelve months.

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

The following table presents the computation basic and diluted net loss per share attributable to common shareholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Net loss	$(3,362)	$(5,809)	$(7,326)	$(42,685)
Weighted-average number of common shares outstanding	11,701	11,340	11,669	11,237

Net loss per share	$(0.29)	$(0.51)	$(0.63)	$(3.80)

For the three and six months ended March 31, 2016 and 2015, all common stock equivalents in the respective periods were anti-dilutive as a result of the Company’s net loss position. As such, 103,942 shares and 242,645 shares, have not been included in the calculation of basic or diluted net loss per share, for the three months ended March 31, 2016 and 2015, respectively, and 190,291 shares and 303,322 shares, have not been included in the calculation of basic or diluted net loss per share, for the six months ended March 31, 2016 and 2015, respectively

NOTE 10. SHARE-BASED COMPENSATION

The Company provides its employees, officers, consultants and directors with stock options, restricted stock units and other stock rights for common stock of the Company on a discretionary basis. All option and restricted stock unit grants are subject to the terms and conditions determined by the Compensation and Stock Committee of the Board of Directors, and generally vest over a three-year period beginning three months from the date of grant and expire either seven or ten years from the date of grant depending on the plan. All awards granted during the six months ended March 31, 2016 were granted under our Second Amended and Equity Compensation and Incentive Plan (the “2011 Plan”). At March 31, 2016, there were 269,571 shares available for future issuance under the 2011 Plan.

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

The following table is a summary of combined activity for all of the Company’s stock option plans:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of Options	Price Per Share	Life (In years)	Value (In thousands)

Outstanding, September 30, 2015	302,500	$6.15	2.86	$446
Granted	-	-	-	-
Canceled/Forfeited	(5,000)	3.61	-	7
Exercised	(22,500)	4.52	1.00	20
Outstanding, March 31, 2016	275,000	$6.36	2.55	$217
Exercisable, March 31, 2016	274,988	$6.31	2.50	$224
Unvested awards expected to vest, March 31, 2016	5,635	$12.92	4.06	$-

Restricted Stock Units

The fair value related to the restricted stock units (“RSUs”) was calculated based on the closing stock price of the Company’s common stock on the date of the grant and is amortized ratably over the vesting period of the award.

The following table presents nonvested RSU information for the six months ended March 31, 2016:

Number of
RSUs
Outstanding

Nonvested, September 30, 2015	569,564
Granted	300,300
Canceled/Forfeited	(89,199)
Vested	(90,172)
Nonvested, March 31, 2016	690,493

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

The Company conducts operations in the U.S. and internationally. The following table presents information about the Company’s geographic operations (in thousands):

	Domestic	International	Total

Total Revenue

Three months ended March 31, 2016	$6,242	$1,182	$7,424
Three months ended March 31, 2015	$5,800	$1,662	$7,462

Six months ended March 31, 2016	$12,284	$2,195	$14,479
Six months ended March 31, 2015	$11,304	$3,119	$14,423

Total Operating Loss

Three months ended March 31, 2016	$(2,496)	$(981)	$(3,477)
Three months ended March 31, 2015	$(3,920)	$(1,846)	$(5,766)

Six months ended March 31, 2016	$(5,558)	$(1,960)	$(7,518)
Six months ended March 31, 2015	$(41,272)	$(3,947)	$(45,219)

Total Long-Lived Assets
At March 31, 2016	$13,988	$95	$14,083
At September 30, 2015	$14,515	$160	$14,675

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects of how share-based payments are accounted for and presented in financial statements. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect this standard will have on the Company’s consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize, on the balance sheet, leases with a lease terms of greater than twelve months as a right-of-use asset and a lease liability. The standard is effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the effect that the standard will have on the Company’s consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position to simplify the presentation of deferred income taxes. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. As of October 1, 2015, the Company elected to adopt early the pronouncement on a prospective basis. Adoption of this amendment did not have an effect on the Company's financial position or results of operations, and prior periods were not retrospectively adjusted.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of a joint project by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that would: remove inconsistencies and weaknesses, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets, improve disclosure requirements and resulting financial statements, and simplify the presentation of financial statements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU was initially effective for annual reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB voted to delay the effective date of the new revenue standard by one year, but to permit entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating the effect that the updated standard will have on the Company’s consolidated financial statements and related disclosures.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We do not provide forecasts of our future financial performance. However, from time to time, information we provide or statements made by our employees may contain “forward looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward looking statements. Our actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, and in Item 1A of Part II of this Quarterly Report on Form 10-Q, as well as the accuracy of our internal estimates of revenue and operating expense levels.

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

Datawatch Monarch is a self-service data preparation tool which lets users explore, manipulate and merge new data sources. With Datawatch Monarch, users can bring all the data that is needed to manage the business to life, whether that information is stored in structured sources like databases, or in less conventional places like unstructured or semi-structured EDI streams, PDF files, reports, or text files.

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

Datawatch Report Mining Server (“RMS”) is a web-based report analytics solution that integrates with any existing enterprise content management system such as Datawatch Report Manager On-Demand, IBM Content Manager On-Demand, Microsoft SharePoint, Hyland OnBase, ASG Mobius ViewDirect and others. Datawatch RMS opens up the corporate data locked in content management systems, static reports and business documents, enabling dynamic business-driven analysis of information using Datawatch Designer or other productivity tools with no user programming.

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

Our significant accounting policies are described in Note 1 to the consolidated financial statements for the fiscal year ended September 30, 2015 included in our previously filed Form 10-K. There have been no material changes to the accounting policies for the three and six months ended March 31, 2016.

OVERVIEW

During the second quarter of fiscal 2016, we added 178 new customers for our Monarch data preparation solution, which was an increase of 36% over the number of new Monarch customers added in the quarter ended December 31, 2015. Two important operational metrics are the number of six-figure deals and the average deal size for license sales greater than $10,000. The number of six-figure deals more than doubled from three deals for the three months ended March 31, 2015 to seven deals for three months ended March 31, 2016. The average deal size for license sales greater than $10,000 increased approximately 39% from $31,000 for the three months ended March 31, 2015 to $43,000 for the three months ended March 31, 2016.

Sales execution

Overall revenue decreased by $38,000 compared to the same quarter last fiscal year; however, our deferred revenue increased by $1.8 million as of March 31, 2016 compared to the end of the same quarter last fiscal year. Of the total deferred revenue increases, deferred license revenue increased $1.1 million, almost 300%, as a direct result of a pricing change implemented during the second half of fiscal 2015. This pricing change requires all new or non-current maintenance customers purchasing fewer than 10 seats of Monarch, to purchase term licenses instead of perpetual licenses. In addition, license subscription bookings increased almost 20% over the quarter ended December 31, 2015 to an all-time high of over $0.8 million for the quarter ended March 31, 2016. We recognized more than $0.5 million in subscription licenses revenue for the quarter ended March 31, 2016 representing a $2.0 million annual run rate, which we are looking to further build upon during the second half of fiscal 2016.

Market awareness

During the quarter ended March 31, 2016, we teamed with IBM Corporation (“IBM”) to provide self-service data preparation capabilities to two key groups of IBM product users: IBM Watson Analytics and Cognos Analytics. With Datawatch Monarch, IBM Watson Analytics and Cognos Analytics users can now rapidly prepare data from virtually any information source, including traditional databases and multi-structured documents, such as PDF and text reports, Web pages, JSON and log files, which had previously been unavailable to users. Data can now be prepared for analysis in a fraction of the time that it takes using spreadsheets and other manually-intensive measures.

Innovation to product platform

During the quarter ended March 31, 2016, we released Monarch version 13.3.  This new product release includes important enhancements to Data Prep Studio such as an installer which automatically installs the appropriate 32-bit or 64-bit versions; the elimination of a separate Citrix build, additional export capabilities to Tableau Server, new capabilities to open files from SFTP sites and password protected Zip files, and enhancements to the File Menu.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from our accompanying consolidated financial statements. The operating results for any period should not be considered indicative of the results expected for any future period.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
REVENUE:
Software licenses	49%	52%	47%	49%
Maintenance	47	44	49	47
Professional services	4	4	4	4
Total revenues	100%	100%	100%	100%

COSTS AND EXPENSES:
Cost of software licenses	7%	10%	8%	11%
Cost of maintenance and services	8	15	8	14
Sales and marketing	69	91	75	103
Engineering and product development	28	29	27	33
General and administrative	35	33	34	32
Impairment of goodwill and long-lived assets	-	-	-	222
Total costs and expenses	147%	178%	152%	415%

LOSS FROM OPERATIONS	(47)%	(78)%	(52)%	(315)%

Other income	-	-	-	-
Foreign currency transaction loss	-	-	-	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(47)%	(78)%	(52)%	(315)%
Income tax expense (benefit)	(1)	-	(1)	(18)

NET LOSS	(48)%	(78)%	(53)%	(333)%

Three Months Ended March 31, 2016 Compared to

Three Months Ended March 31, 2015

Total Revenues

	Three Months Ended
	March 31,		Increase	Percentage
	2016	2015	(Decrease)	Change
Software licenses	$3,645	$3,911	$(266)	(7)%
Maintenance	3,480	3,296	184	6
Professional services	299	255	44	17
Total revenue	$7,424	$7,462	$(38)	(1)%

Software license revenue. Software license revenue decreased $0.3 million when compared with revenue for the three months ended March 31, 2015. During the second half of fiscal 2015, we implemented a change in our pricing practice for Monarch, which requires all new or non-current maintenance customers purchasing fewer than ten seats of Monarch to purchase term licenses instead of perpetual licenses. The decrease in software license revenue is a direct result of this pricing change and comprised of a decrease of perpetual software license revenue of $0.8 million, offset by an increase in subscription license revenue of $0.5 million compared to the three months ended March 31, 2015. Since this pricing change went into effect, we have observed the continued growth of our deferred revenue related to subscription software, which we believe will translate into software license revenue in future quarters. Overall our deferred revenue increased by $1.8 million as of March 31, 2016 compared to the end of the same quarter last fiscal year. Of the total deferred revenue increases, deferred license revenue increased $1.1 million, almost 300%, as a direct result of the pricing change.

Maintenance revenue. The increase in maintenance revenue was primarily driven by strong renewal bookings of both enterprise and desktop software from prior quarters. We have continued to increase our maintenance customer base over the past few years. We have also recently increased our renewal rates. Both the increase in our maintenance customer base and increased renewal rates have contributed to the increase for both enterprise and desktop products.

Professional services. Professional services revenue remained relatively flat compared to the same quarter last fiscal year.

Total Costs and Expenses

	Three Months Ended
	March 31,		Increase	Percentage
	2016	2015	(Decrease)	Change
Cost of software licenses	$499	$721	$(222)	(31)%
Cost of maintenance and services	610	1,084	(474)	(44)
Sales and marketing	5,100	6,802	(1,702)	(25)
Engineering and product development	2,066	2,187	(121)	(6)
General and administrative	2,626	2,434	192	8
Total costs and operating expenses	$10,901	$13,228	$(2,327)	(18)%

Cost of software licenses. The $0.2 million decrease was due to lower royalty expense, which resulted from the elimination of royalty accruals related to prior year sales of Monarch Professional and Datawatch Data Pump products.

Cost of maintenance and services. Costs of maintenance and services decreased $0.5 million. During the three months ended March 31, 2015, we incurred $0.3 million of restructuring charges due to workforce reductions, but we did not incur any such restructuring charges during the three months ended March 31, 2016. In addition, as a result of the workforce reductions that occurred during the three months ended March 31, 2015, employee related expenses, such as salaries, payroll taxes and benefits decreased $0.2 million, for the three months ended March 31, 2016 when compared to the same quarter last fiscal year.

Sales and marketing expenses. The $1.7 million decrease in sales and marketing expenses was comprised of a decrease in sales expense of $1.7 million and a decrease in marketing expense of $26,000. The decreased sales expense was mainly driven by the workforce reductions which occurred during the three months ended March 31, 2015, including a decrease of $1.1 million in employee related expenses, such as salaries, stock based compensation, payroll taxes and benefits, a $0.2 million decrease in restructuring charges and a $0.2 million decrease in travel related expenses. In addition to the decreased employee related expenses resulting from the workforce reductions, there was also a $0.2 million decrease in spending related to outside consultants. While marketing expenses remained relatively flat compared to the same quarter last fiscal year, the expense reductions that occurred as a result of the workforce reductions, which took place during the three months ended March 31, 2015, were offset by increased spending related to advertising and lead generation activities.

Engineering and product development expenses. The $0.1 million decrease in engineering and product development costs was mainly driven by a $0.2 million decrease in employee related expenses such as salaries, stock based compensation, payroll taxes and benefits resulting from a 13% decrease in headcount compared to the end of same quarter last fiscal year. The planned decreased headcount was primarily related to resources focused on legacy products, due to the restructuring efforts that occurred during our last fiscal year. The cost reductions related to the decrease in headcount were partially offset by a $0.1 million increase in consulting expenses related to outside development services.

General and administrative expenses. The $0.2 million increase in general and administrative expenses was mainly driven by an increase in outside consulting services related to legal activities, which was partially offset by a reduction in severance as compared to the three months ended March 31, 2015 when the workforce reduction took place.

Other income (expense)

	Three Months Ended
	March 31,			Percentage
	2016	2015	Increase	Change
Other income	$15	$3	$12	400%
Foreign currency transaction loss	$(6)	$(14)	$8	57%

Other income (expense). There was a minimal amount of other income for the three months ended March 31, 2016 and 2015.

Foreign currency transactions loss. The foreign currency losses for the three months ended March 31, 2016 and 2015 were primarily attributable to fluctuations of the British pound sterling, Swedish krona and other foreign currencies in which we transact business relative to the U.S. dollar.

Provision (benefit) for income taxes

	Three Months Ended
	March 31,			Percentage
	2016	2015	Decrease	Change
Income tax expense (benefit)	$(106)	$32	$(138)	(431)%

During the three months ended March 31, 2016, the Company recorded a tax benefit of $0.1 million, primarily related to the change in the deferred tax asset in Sweden as a result of generating losses, estimated state taxes, and accruing interest on uncertain tax positions. During the three months ended March 31, 2015, the Company recorded a tax expense of $32,000, primarily related to the change in the deferred tax asset in Sweden as a result of generating losses, estimated state taxes, and accrued interest and penalties on uncertain tax positions.

Six Months Ended March 31, 2016 Compared to

Six Months Ended March 31, 2015

Total Revenues

	Six Months Ended
	March 31,		Increase	Percentage
	2016	2015	(Decrease)	Change
Software licenses	$6,792	$7,086	$(294)	(4)%
Maintenance	7,082	6,705	377	6
Professional services	605	632	(27)	(4)
Total revenue	$14,479	$14,423	$56	0%

Software license revenue. Software license revenue decreased $0.3 million when compared with revenue for the six months ended March 31, 2015. During the second half of fiscal 2015, we implemented a change in our pricing practice for Monarch, which requires all new or non-current maintenance customers purchasing fewer than ten seats of Monarch to purchase term licenses instead of perpetual licenses. The decrease in software license revenue is a direct result of this pricing change and comprised of a decrease of perpetual software license revenue of $1.0 million, offset by an increase in subscription license revenue of $0.7 million compared to the six months ended March 31, 2015. Since this pricing change went into effect, we have observed the continued growth of our deferred revenue related to subscription software, which we believe will translate into software license revenue in future quarters. Overall our deferred revenue increased by $1.8 million as of March 31, 2016 compared to the end of the same quarter last fiscal year. Of the total deferred revenue increases, deferred license revenue increased $1.1 million, almost 300%, as a direct result of the pricing change.

Maintenance revenue. The $0.4 million increase in maintenance revenue was the result of increased renewal rates across all product lines. Renewal rates during the six months ended March 31, 2016 increased to 74% from 70% for the six months ended March 31, 2015. In addition, at March 31, 2016, we noted an increase in maintenance deferred revenue of 10% to $7.1 million compared to $6.5 million at for the same period last fiscal year.

Professional services. Professional services revenue remained largely unchanged compared to the last fiscal year.

Total Costs and Expenses

	Six Months Ended
	March 31,		Increase	Percentage
	2016	2015	(Decrease)	Change
Cost of software licenses	$1,188	$1,596	$(408)	(26)%
Cost of maintenance and services	1,208	1,962	(754)	(38)
Sales and marketing	10,848	14,790	(3,942)	(27)
Engineering and product development	3,893	4,710	(817)	(17)
General and administrative	4,860	4,575	285	6
Impairment of goodwill and long-lived assets	-	32,009	(32,009)	100
Total costs and operating expenses	$21,997	$59,642	$(37,645)	(63)%

Cost of software licenses. The $0.4 million decrease was primarily due to lower royalty expense and decreased amortization expense of acquired intangibles due to the reduction in carrying value of long-lived assets as a result of the impairment of goodwill and long-lived assets recorded during the six months ended March 31, 2015.

Cost of maintenance and services. The $0.8 million decrease was mainly driven by a reduction of restructuring charges and employee related costs. During the six months ended March 31, 2015, we incurred $0.3 million of restructuring charges due to the workforce reductions, while the six months ended March 31, 2016 contained no restructuring charges. In addition, as a result of the workforce reductions that occurred during the six months ended March 31, 2015, employee related expenses, such as salaries, payroll taxes and benefits, decreased $0.4 million for the six months ended March 31, 2016 when compared to prior fiscal year.

Sales and marketing expenses. The $3.9 million decrease in sales and marketing expenses is comprised of a decrease in sales expense of $3.2 million and a decrease in marketing expense of $0.7 million. The decreased sales and marketing expenses were mainly driven by the workforce reductions which occurred during the six months ended March 31, 2015, including a decrease of $2.5 million in employee related expenses, such as salaries, stock based compensation, payroll taxes and benefits, a $0.4 million decrease in travel related expenses and a $0.4 million decrease in restructuring charges. In addition, to the decreased expenses resulting from the workforce reductions, we also realized a $0.7 million decrease in spending related to outside consultants and a $0.1 million reduction in amortization expense due to the impairment of goodwill and long-lived assets which occurred during the six months ended March 31, 2015. These decreases were partially offset by a $0.3 million increase in marketing programs such as lead generation, advertising and public relations activities.

Engineering and product development expenses. The $0.8 million decrease was driven mainly by a $0.6 million decrease in employee related expenses such as salaries, stock based compensation, payroll taxes and benefits resulting from a 13% decrease in headcount compared to the end of same period last fiscal year and a $0.3 million decrease in restructuring charges resulting from the workforce reductions that occurred during the prior fiscal year. The planned decreased headcount was primarily related to resources focused on legacy products, due to the restructuring efforts that occurred during our last fiscal year. The cost reductions related to the decrease in headcount were partially offset by a $0.2 million increase in consulting expenses related to outside development services.

General and administrative expenses. The $0.3 million increase was primarily attributable to a $0.4 million increase in outside consulting fees related to legal activities, a $0.1 million increase in rent and facilities costs and a $0.1 million increase in depreciation. These increases were partially offset by a reduction in severance of $0.2 million and employee related costs of $0.1 million resulting from the workforce reduction, which took place during the three months ended March 31, 2015.

Impairment of goodwill and long-lived assets. During the six months ended March 31, 2015, we recorded goodwill and long-lived assets impairment charges of $21.7 million and $10.3 million, respectively, as a result of performing an interim impairment review as required under Accounting Standards Codification (“ASC”) 350 Intangibles – Goodwill and Other. We did not record any impairment charges during the six months ended March 31, 2016.

Other income (expense)

	Six Months Ended
	March 31,		Increase	Percentage
	2016	2015	(Decrease)	Change
Other income	$18	$9	$9	100%
Foreign currency transaction loss	$(33)	$(11)	$(22)	(200)%

Other income (expense). There was a minimal amount of other income for the six months ended March 31, 2016 and 2015.

Foreign currency transactions loss. The foreign currency loss for the six months ended March 31, 2016 and 2015 were primarily attributable to fluctuations of the British pound sterling and other foreign currencies in which we transact business related to the U.S. dollar.

Benefit for income taxes

	Six Months Ended
	March 31,			Percentage
	2016	2015	Decrease	Change
Income tax benefit	$(207)	$(2,536)	$2,329	92%

The decrease in the income tax benefit was mainly due to the change in the deferred tax liability in Sweden as a result of impairing non-goodwill intangibles and amortization during the during the six months ended March 31, 2015, which resulted in recording a tax benefit of $2.5 million for the six months ended March 31, 2015 compared to a tax benefit of $0.2 million for the six months ended March 31, 2016.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

We lease various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire at various dates through 2022. The lease agreements generally provide for the payment of minimum annual rentals and pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was $0.3 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively, and $0.6 million and $0.5 million for the six months ended March 31, 2016 and 2015, respectively. Deferred rent of $0.1 million is included under the caption “Other long-term liabilities” in our consolidated balance sheets, at March 31, 2016. There was no deferred rent at September 30, 2015. Certain of our facility leases include options to renew.

On June 23, 2015, we entered into a facility lease in Bedford, MA for a new corporate headquarters. The lease is for 20,360 square feet and has a term of 84 months which commenced in January 2016 when we moved in. Our monthly rent expense is $42,000. In conjunction with entering into the lease, we were required to deposit $0.2 million into a restricted cash account as collateral for a Letter of Credit, which is included under the caption “Other long-term assets” in our consolidated balance sheets, at March 31, 2016.

As of March 31, 2016, our contractual obligations include minimum rental commitments under non-cancelable operating leases and other long-term liabilities related to uncertain tax positions as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 – 2 Years	3 – 5 Years	5 Years
Operating lease obligations	$3,921	$187	$624	$1,801	$1,309
Other long-term liabilities	$396	$-	$-	$-	$396

Royalty charges included in cost of software license for the three months ended March 31, 2016 were a benefit of $0.1 million. Royalty expense included in cost of software licenses was $0.2 million for the three months ended March 31, 2015, and $0.1 million and $0.3 million for the six months ended March 31, 2016 and 2015, respectively.

Our software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, we would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or service warranties. As a result, we believe our exposure related to these warranty agreements is minimal. Accordingly, we have no liabilities recorded for warranty claims as of March 31, 2016 and September 30, 2015.

We enter into indemnification agreements in the ordinary course of business. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of March 31, 2016 and September 30, 2015.

Certain of our agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby we will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of our employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of March 31, 2016 and September 30, 2015.

As permitted under Delaware law, we have agreements with our directors whereby we will indemnify them for certain events or occurrences while the director is, or was, serving at our request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, our director and officer insurance policy would enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe our exposure related to these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of March 31, 2016 and September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current cash balances will be sufficient to meet our cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At March 31, 2016, we had $31.5 million of cash and cash equivalents as compared $35.2 million as of September 30, 2015, a decrease of $3.7 million. $1.5 million of cash and cash equivalents at March 31, 2016 was located in foreign banks.

At March 31, 2016, we had working capital of $26.9 million as compared to $31.3 million as of September 30, 2015. We do not anticipate additional cash requirements to fund growth or the acquisition of additional complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, we may seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that we will be able to issue additional equity or obtain a new or expanded credit facility at attractive prices or rates, or at all.

We had a net loss of $7.3 million for the six months ended March 31, 2016 as compared to net loss of $42.7 million for the six months ended March 31, 2015. During the six months ended March 31, 2016 and 2015, $2.9 million and $8.7 million of cash was used in our operations, respectively. During the six months ended March 31, 2016, the main use of cash in operations was net loss adjusted for depreciation and amortization, share-based compensation expense, as well as the decrease in accounts receivable offset by the increases in prepaid expenses and other assets and the decreases in accounts payable, accrued expenses and other liabilities. During the six months ended March 31, 2015, the main use of cash in operations was net loss adjusted for depreciation and amortization, share-based compensation expense, deferred income taxes and the impairment of goodwill and long-lived assets as well as the increases in accounts receivable and accounts payable offset by decreases in prepaid expenses and other assets and deferred revenue.

Net cash used in investing activities of $0.8 million and $0.4 million for the six months ended March 31, 2016 and 2015, respectively, was related to the purchase of property and equipment.

Net cash provided by financing activities for the six months ended March 31, 2016 and 2015 was related to the proceeds from the issuance of common stock upon the exercise of outstanding stock option awards.

We believe that our current operations have not been materially impacted by the effects of inflation.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At March 31, 2016, we did not participate in or hold any derivative financial instruments or commodity instruments. We hold no investment securities that possess significant market risk.

Primary Market Risk Exposures

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. 16% and 22% of our revenues for the three months ended March 31, 2016 and 2015, respectively, and 15% and 22% of our revenues for the six months ended March 31, 2016 and 2015, respectively, were from our foreign subsidiaries. In addition, 20% and 27% of our operating expenses for the three months ended March 31, 2016 and 2015, respectively, and 19% and 12% of our operating expenses for the six months ended March 31, 2016 and 2015, respectively, were from our foreign subsidiaries.

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in several currencies, of which the most significant to our operations has historically been the British Pound. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to our international subsidiaries, if any, are usually considered to be of a long-term investment nature. Accordingly, the majority of currency movements are reflected in our other comprehensive (loss) income. Foreign currency translation gains arising during the three and six months ended March 31, 2016 were $39,000 and $31,000, respectively. Foreign currency translation losses arising during both the three and six months ended March 31, 2015 were $0.1 million. There are, however, certain situations where we will invoice customers in currencies other than our own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in “Foreign currency transaction gain (loss)” section of the accompanying consolidated statements of operations and were losses from foreign currency transactions of $6,000 and $14,000 for the three months ended March 31, 2016 and 2015, respectively, and $33,000 and $11,000 for the six months ended March 31, 2016 and 2015, respectively.

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

Risks Relating to Our Business

Actions of activist stockholders against us could be disruptive and potentially costly and the possibility that activist stockholders may seek changes that contest, or conflict with, our strategic direction could cause uncertainty about the strategic direction of our business.

Activist stockholders may from time to time attempt to effect changes in our strategic direction and, in furtherance thereof, may seek changes in how the Company is governed. While our Board of Directors and management team strive to maintain constructive, ongoing communications with all of the Company’s stockholders, including activist stockholders, and welcome their views and opinions with the goal of working together constructively to enhance value for all stockholders, activist campaigns that contest, or conflict with, our strategic direction could have an adverse effect on our business because:

•	Responding to proxy contests and other actions by activist stockholders can disrupt our operations, be costly and time-consuming, and divert the attention of our Board of Directors and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition;

•	Perceived uncertainties as to our future direction as a result of changes to the composition of our Board of Directors may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential customers, may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners;

•	These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and

If individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 22, 2016.

DATAWATCH CORPORATION

/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ James L. Eliason
James L. Eliason
Chief Financial Officer
(Principal Financial Officer)

