Form 10-Q
period 2016-06-30
DATAWATCH CORP
filed 2016-07-25
CIK 792130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-Q

_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of July 21, 2016 was 11,874,008

DATAWATCH CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DATAWATCH CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	June 30,	September 30,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,800	$35,162
Accounts receivable, net of allowance for doubtful accounts of $27 and $106 as of June 30, 2016 and September 30, 2015, respectively	5,846	7,081
Prepaid expenses and other current assets	1,962	2,013
Total current assets	36,608	44,256

Property and equipment, net	1,245	614
Acquired intellectual property, net	2,494	3,981
Other intangible assets, net	1,084	1,270
Goodwill and indefinite-lived assets	6,685	6,685
Deferred tax asset, net	-	1,839
Other long-term assets	246	286
Total assets	$48,362	$58,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,571	$1,546
Accrued expenses	2,152	2,656
Deferred revenue	8,749	8,452
Deferred tax liability, current	-	274
Total current liabilities	12,472	12,928

LONG-TERM LIABILITIES:
Deferred revenue, long-term	173	192
Other long-term liabilities	522	269
Total long-term liabilities	695	461
Total liabilities	13,167	13,389

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01; authorized: 20,000,000 shares; issued and outstanding: 11,874,008 shares and 11,859,762 shares, respectively, as of June 30, 2016 and 11,640,097 shares and 11,625,851 shares, respectively, as of September 30, 2015	119	116
Additional paid-in capital	142,007	139,732
Accumulated deficit	(104,891)	(92,191)
Accumulated other comprehensive loss	(1,900)	(1,975)
	35,335	45,682
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	35,195	45,542

Total liabilities and shareholders’ equity	$48,362	$58,931

The accompanying notes are an integral part of the consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUE:
Software licenses	$3,669	$4,117	$10,461	$11,203
Maintenance	3,335	3,311	10,417	10,016
Professional services	372	348	977	980
Total revenues	7,376	7,776	21,855	22,199

COSTS AND EXPENSES:
Cost of software licenses	879	697	2,067	2,293
Cost of maintenance and services (1)	499	557	1,707	2,519
Sales and marketing (1)	4,773	6,513	15,621	21,303
Engineering and product development (1)	2,196	1,988	6,089	6,698
General and administrative (1)	2,593	2,204	7,453	6,779
Impairment of goodwill and long-lived assets	-	-	-	32,009
Total costs and expenses	10,940	11,959	32,937	71,601

LOSS FROM OPERATIONS	(3,564)	(4,183)	(11,082)	(49,402)

Other income	16	-	34	9
Foreign currency transaction loss	(20)	(36)	(53)	(47)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(3,568)	(4,219)	(11,101)	(49,440)
Income tax expense (benefit)	1,806	(96)	1,599	(2,632)

NET LOSS	$(5,374)	$(4,123)	$(12,700)	$(46,808)

Net loss per share – basic:	$(0.45)	$(0.36)	$(1.08)	$(4.14)
Net loss per share – diluted:	$(0.45)	$(0.36)	$(1.08)	$(4.14)

Weighted-average shares outstanding – basic	11,815	11,448	11,717	11,307
Weighted-average shares outstanding – diluted	11,815	11,448	11,717	11,307

(1) Includes share-based compensation as follows:

Cost of maintenance and services	$6	$17	$31	$47
Sales and marketing	(284)	946	726	2,506
Engineering and product development	91	125	267	337
General and administrative	332	398	1,145	1,135
	$145	$1,486	$2,169	$4,025

The accompanying notes are an integral part of the consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net loss	$(5,374)	$(4,123)	$(12,700)	$(46,808)
Other comprehensive loss:
Foreign currency translation adjustments	44	76	75	(29)
Comprehensive loss	$(5,330)	$(4,047)	$(12,625)	$(46,837)

The accompanying notes are an integral part of the consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,700)	$(46,808)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,941	2,221
Provision for doubtful accounts	(77)	-
Share-based compensation expense	2,169	4,025
Loss on disposal of fixed assets	22	-
Deferred income taxes	1,565	(2,672)
Impairment of goodwill and long-lived assets	-	32,009
Changes in operating assets and liabilities:
Accounts receivable	1,209	568
Prepaid expenses and other assets	41	(669)
Accounts payable, accrued expenses and other liabilities	(115)	547
Deferred revenue	405	(135)
Cash used in operating activities	(5,540)	(10,914)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(925)	(400)
Cash used in investing activities	(925)	(400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	109	58
Cash provided by financing activities	109	58

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6)	(93)

DECREASE IN CASH AND CASH EQUIVALENTS	(6,362)	(11,349)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,162	47,668
CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,800	$36,319

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$16	$38

These notes are an integral part of the consolidated financial statement

DATAWATCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS

Datawatch Corporation (the “Company” or “Datawatch”) provides self-service data preparation and visual data discovery software that optimizes multiple sources and a variety of data – regardless of its variety, volume, or velocity – delivering next generation analytics to reveal valuable insights for improving business processes. Its ability to integrate structured, unstructured, and semi-structured sources like reports, PDF files and EDI streams with real-time streaming data into visually rich analytic applications allows users to dynamically discover key factors that impact any operational aspect of their business. The Company believes this ability to perform visual discovery against multiple sources and a variety of data sets Datawatch apart in the Big Data and visualization markets. Organizations of every size, worldwide use Datawatch products.

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

The Company classified its cash equivalents, which primarily include money market mutual funds of $18.8 million and $25.7 million as of June 30, 2016 and September 30, 2015, respectively, within Level 2 of the fair value hierarchy.

As of June 30, 2016 and September 30, 2015, the Company’s assets that are measured on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	June 30, 2016			September 30, 2015
	Fair Value Measurement			Fair Value Measurement
	Using Input Types			Using Input Types
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$-	$18,756	$-	$-	$25,724	$-
Total	$-	$18,756	$-	$-	$25,724	$-

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

NOTE 4: IMPAIRMENT OF GOODWILL AND INDEFINITE-LIVED ASSETS

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. Indefinite-lived intangibles are intangible assets whose useful lives are indefinite in that their lives extend beyond the foreseeable horizon – that is there is no foreseeable limit on the period of time over which they are expected to contribute to the cash flows of the reporting entity. The Company accounts for these items in accordance with Accounting Standards Codification (“ASC”) 350 Intangibles – Goodwill and Other, which requires that impairment testing for goodwill is performed at least annually at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). The Company has determined that it is comprised of only one reporting unit. The Company performs its annual impairment test as of July 31st. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Examples of these events or circumstances include:

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

Under Step 1 of the impairment test the Company determined fair value based on discounted cash flows using an income approach with the multi-period excess earnings method which estimates the fair value of the asset by discounting the future projected excess earnings associated with the asset to present value as of the valuation date. Based on the analysis, it was determined that the carrying value of the Company including goodwill exceeded the fair value, requiring the Company to perform Step 2 of the goodwill impairment test to measure the amount of impairment loss, if any.

The Company then performed Step 2 of the impairment test, noting fair value of the long-lived assets (other than goodwill), of $3.0 million, was less than the carrying amount of those assets and, as a result, recorded a non-cash, pre-tax impairment charge of $10.3 million during the three months ended December 31, 2014 (see Note 5). The Company then determined the implied value of goodwill was $6.7 million, which was less than its carrying value and, as a result, the Company recognized a non-cash, pre-tax charge of $21.7 million during the three months ended December 31, 2014. These impairment charges are included under the caption "Impairment of goodwill and long-lived assets" in our consolidated statements of operations. There were no impairment charges recognized during the three and nine months ended June 30, 2016.

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

The following table presents the changes in the carrying amount of our goodwill (in thousands):

Balance at September 30, 2014	$28,383
Goodwill impairment	(21,698)
Balance at September 30, 2015	6,685
Goodwill impairment	-
Balance at June 30, 2016	$6,685

NOTE 5: LONG-LIVED ASSETS

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

During the three months ended December 31, 2014, as a result of an interim impairment test of goodwill and long-lived assets (see Note 4), the Company recorded an impairment charge of $4.9 million for the intellectual property acquired from Panopticon and $5.4 million for the customer lists acquired from Panopticon. There were no impairment charges recognized for the three and nine months ended June 30, 2016.

Acquired Intellectual Property

Acquired intellectual property consists of software source code acquired through business combinations in prior years. The acquired intellectual property assets are being amortized to cost of software licenses using the straight-line method over the estimated life of the asset, ranging from five to seven and a half years.

Acquired intellectual property, net, were comprised of the following at June 30, 2016 and September 30, 2015 (in thousands):

June 30, 2016
Identified	Weighted	Gross
Intangible	Average	Carrying		Accumulated	Net Carrying
Asset	Useful Life	Amount	Impairment	Amortization	Amount
	(In years)

Panopticon intellectual property	7.5	$7,900	$(4,895)	$(1,794)	$1,211
Monarch intellectual property	5	8,616	-	(7,333)	1,283

Total		$16,516	$(4,895)	$(9,127)	$2,494

September 30, 2015
Identified	Weighted	Gross
Intangible	Average	Carrying		Accumulated	Net Carrying
Asset	Useful Life	Amount	Impairment	Amortization	Amount
	(In years)

Panopticon intellectual property	7.5	$7,900	$(4,895)	$(1,599)	$1,406
Monarch intellectual property	5	8,616	-	(6,041)	2,575

Total		$16,516	$(4,895)	$(7,640)	$3,981

Other Intangible Assets

Other intangible assets consist of trade names, patents and customer lists acquired through business combinations in prior years. The values allocated to these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset.

Other intangible assets, net, were comprised of the following at June 30, 2016 and September 30, 2015 (in thousands):

June 30, 2016
Identified	Weighted	Gross
Intangible	Average	Carrying		Accumulated	Net Carrying
Asset	Useful Life	Amount	Impairment	Amortization	Amount
	(In years)

Patents	20	$160	$-	$(94)	$66
Customer lists	14	8,990	(5,416)	(2,556)	1,018
Trade names	3	120	-	(120)	-

Total		$9,270	$(5,416)	$(2,770)	$1,084

September 30, 2015
Identified	Weighted	Gross
Intangible	Average	Carrying		Accumulated	Net Carrying
Asset	Useful Life	Amount	Impairment	Amortization	Amount
	(In years)

Patents	20	$160	$-	$(88)	$72
Customer lists	14	8,990	(5,416)	(2,396)	1,178
Trade names	3	120	-	(100)	20

Total		$9,270	$(5,416)	$(2,584)	$1,270

NOTE 6. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire at various dates through 2022. The lease agreements generally provide for the payment of minimum annual rentals and pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was $0.3 million for both the three months ended June 30, 2016 and 2015, and $0.8 million for both the nine months ended June 30, 2016 and 2015.

On June 23, 2015, the Company entered into a facility lease in Bedford, MA for a new corporate headquarters. The lease is for 20,360 square feet and has a term of 84 months which commenced in January 2016 when the Company moved in. The monthly rent expense is $42,000. In conjunction with entering into the lease, the Company was required to deposit $0.2 million into a restricted cash account as collateral for a Letter of Credit, which is included under the caption “Other long-term assets” in our consolidated balance sheets, at June 30, 2016. Deferred rent of $0.2 million is included under the caption “Other long-term liabilities” in our consolidated balance sheets, at June 30, 2016. There was no deferred rent at September 30, 2015. Certain of the Company's facility leases include options to renew.

Royalties

Royalty expense included in cost of software license was $0.3 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and was $0.4 million for both the nine months ended June 30, 2016 and 2015. Minimum royalty obligations were insignificant for the three and nine months ended June 30, 2016 and 2015.

Contingencies

From time to time, the Company is subject to claims and may be party to actions that arise in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 7. RESTRUCTURING CHARGES

During the nine months ended June 30, 2015, the Company undertook restructuring efforts to (i) lower expenses by reducing the investment in legacy solutions and realigning of international operations, primarily impacting engineering and product development, and (ii) further reduce the workforce across all functional areas of the Company in an effort to rebalance investments to match the go-to-market model. The restructuring efforts began during the quarter ended December 31, 2014 and continued during the quarter ended March 31, 2015, when the remaining employees impacted by the restructuring were notified. The Company recorded restructuring charges of $0.4 million during the three months ended December 31, 2014 and an additional $1.2 million during the three months ended March 31, 2015 including severance and related benefit costs related to workforce reductions. The Company completed all restructuring actions associated with these plans during the fiscal year ended September 30, 2015.

The Company did not undertake any restructuring efforts during fiscal 2016. However, the Company recorded severance expense of $0.3 million and $0.6 million for the three and nine months ended June 30, 2016, respectively.

The following table presents the changes in the accrual for restructuring and severance charges, which is included under the caption “Accrued expenses” in our consolidated balance sheets, as of June 30, 2016 and September 30, 2015 (in thousands):

Balance at September 30, 2014	$-
Charges	1,786
Payments	(1,555)
Balance at September 30, 2015	231
Charges	561
Payments	(618)
Balance at June 30, 2016	$174

The following table presents restructuring and severance charges included in our unaudited consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2016	2015	2016	2015

Cost of maintenance and services	$7	$(14)	$57	$365
Sales and marketing	248	31	482	716
Engineering and product development	16	11	20	323
General and administrative	-	1	2	236
	$271	$29	$561	$1,640

NOTE 8. INCOME TAXES

During the three and nine months ended June 30, 2016, the Company recorded a tax expense of $1.8 million and $1.6 million, respectively, primarily related to the change in valuation allowance against Swedish tax assets, estimated state taxes, and accruing interest on uncertain tax positions. During the three months ended June 30, 2015, the Company recorded a tax benefit of $0.1 million, primarily related to the change in the deferred tax asset in Sweden as a result of generating losses, estimated state taxes, return to provision adjustments, and accrued interest on uncertain tax positions. During the nine months ended June 30, 2015, the Company recorded a tax benefit of $2.6 million, primarily related to the change in the deferred tax liability in Sweden as a result of impairing non-goodwill intangibles and amortization, estimated state taxes, and accrued interest on uncertain tax positions.

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through 2035.  ASC Topic 740, Income Taxes, requires that all available evidence, both positive and negative, be considered in determining, based on the weight of that evidence, whether a valuation allowance is appropriate. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which such evidence can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary, and the more difficult it is, to support a conclusion that a valuation allowance is not appropriate for some portion or all of the deferred tax asset. A cumulative loss in recent years is considered a significant piece of negative evidence that is difficult to overcome in assessing the need for a valuation allowance.

The Company evaluates the realizability of its deferred tax assets by each tax jurisdiction and assesses the need for a valuation allowance in such tax jurisdictions on a quarterly basis. The Company evaluates the profitability of each tax jurisdiction on a historic cumulative basis and on a forward-looking basis in the course of performing this analysis. The Company has evaluated all positive and negative evidence in concluding it is appropriate to continue to maintain a full valuation allowance on its deferred tax assets in the United States, Australia, United Kingdom, Germany, and Singapore. In addition, the Company has concluded that it is appropriate to establish a full valuation allowance against its net deferred tax assets in Sweden during the three months ended June 30, 2016.

The Company evaluated negative evidence to assess if it is more likely than not that the Company could make use of its deferred tax assets. The Company is in a cumulative loss position in all tax jurisdictions in which it currently has operations and has no ability to carry back any of those losses. The reversal of temporary differences in each respective tax jurisdiction will not generate sufficient income to enable the Company to use its deferred tax assets in those jurisdictions. The Company anticipates that it will continue to generate losses in all of the tax jurisdictions in which it operates for the foreseeable future.

The Company also considered positive evidence, such as expected growth in its business. Prior to the third quarter of fiscal 2016, the Company projected that its operations in Sweden in future years would generate sufficient income to be able to fully utilize its losses in Sweden. Upon review and analysis of recently provided sales data, the Company re-evaluated its projected income and believes that the Sweden operations may generate less income in the foreseeable future than previously projected. As a result of this change in assessment and revised projections, the Company has determined that it is appropriate to establish a valuation allowance on its deferred tax assets in Sweden during the three months ended June 30, 2016. The Company will continue to maintain a full valuation allowance on its net deferred tax assets in the United States, Australia, United Kingdom, Germany, and Singapore until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.

At September 30, 2015, the Company had a cumulative tax liability of $0.3 million related to uncertain tax positions for Federal, state, and foreign tax exposure that could result in cash payments.  There were no significant changes to the Company’s uncertain tax positions during the three and nine months ended June 30, 2016.

NOTE 9. CALCULATION OF NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from the calculation.

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net loss	$(5,374)	$(4,123)	$(12,700)	$(46,808)
Weighted-average number of common shares outstanding	11,815	11,448	11,717	11,307

Net loss per share	$(0.45)	$(0.36)	$(1.08)	$(4.14)

For the three and nine months ended June 30, 2016 and 2015 all common stock were anti-dilutive as a result of the Company’s net loss position. As such, 389,373 shares and 242,200 shares, have not been included in the calculation of basic or diluted net loss per share, for the three months ended June 30, 2016 and 2015, respectively, and 398,725 shares and 272,700 shares, have not been included in the calculation of basic or diluted net loss per share, for the nine months ended June 30, 2016 and 2015, respectively.

NOTE 10. SHARE-BASED COMPENSATION

The Company provides its employees, officers, consultants and directors with stock options, restricted stock units and other stock rights for common stock of the Company on a discretionary basis. All option and restricted stock unit grants are subject to the terms and conditions determined by the Compensation and Stock Committee of the Board of Directors, and generally vest over a three-year period beginning three months from the date of grant and expire either seven or ten years from the date of grant. All awards granted during the nine months ended June 30, 2016 were granted under our Second Amended and Restated Equity Compensation and Incentive Plan (the “2011 Plan”). At June 30, 2016, there were 266,904 shares available for future issuance under the 2011 Plan.

Generally, stock options are granted at exercise prices not less than the fair market value at the date of grant. All of the Company’s share-based awards are accounted for as equity instruments and there have been no liability awards granted. Share-based compensation expense for share-based payment awards, issued to employees and directors, is measured based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. Share-based compensation expense for share-based payment awards, issued to non-employees, is revalued each fiscal, quarter based on the current fair value of the award, and recognized on over the requisite period of the award.

Stock Options

The Company estimates the fair value of each stock option grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.

The following table is a summary of combined activity for all of the Company’s stock options:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of Options	Price Per Share	Life (In years)	Value (In thousands)

Outstanding, September 30, 2015	302,500	$6.15	2.86	$446
Granted	-	-	-	-
Canceled/Forfeited	(5,000)	3.61	-	7
Exercised	(22,500)	4.73	1.00	15
Outstanding, June 30, 2016	275,000	$6.31	2.26	$341
Exercisable, June 30, 2016	275,000	$6.31	2.26	$341
Unvested awards expected to vest, June 30, 2016	-	$-	-	$-

 Restricted Stock Units

The fair value related to the restricted stock units (“RSUs”) issued to employees and directors, is calculated based on the closing stock price of the Company’s common stock on the date of the grant and is amortized ratably over the vesting period of the award. The fair value related to the restricted stock units (“RSUs”) issued to non-employees, is revalued each fiscal quarter, based on the current closing stock price of the Company’s common stock, and is amortized ratably over the vesting period of the award.

The following table presents nonvested RSU information for the nine months ended June 30, 2016:

Number of
RSUs
Outstanding

Nonvested, September 30, 2015	569,564
Granted	401,800
Canceled/Forfeited	(176,364)
Vested	(213,911)
Nonvested, June 30, 2016	581,089

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

The Company conducts operations domestically and internationally. The following table presents information about the Company’s geographic operations (in thousands):

	Domestic	International	Total

Total Revenue

Three months ended June 30, 2016	$6,175	$1,201	$7,376
Three months ended June 30, 2015	$6,183	$1,593	$7,776

Nine months ended June 30, 2016	$18,698	$3,157	$21,855
Nine months ended June 30, 2015	$17,487	$4,712	$22,199

Total Operating Loss

Three months ended June 30, 2016	$(2,671)	$(893)	$(3,564)
Three months ended June 30, 2015	$(2,798)	$(1,385)	$(4,183)

Nine months ended June 30, 2016	$(8,229)	$(2,853)	$(11,082)
Nine months ended June 30, 2015	$(44,070)	$(5,332)	$(49,402)

Total Long-Lived Assets
At June 30, 2016	$11,673	$81	$11,754
At September 30, 2015	$14,515	$160	$14,675

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

Our significant accounting policies are described in Note 1 to the consolidated financial statements for the fiscal year ended September 30, 2015 included in our previously filed Form 10-K. There have been no material changes to the accounting policies for the three and nine months ended June 30, 2016.

OVERVIEW

During the third quarter of fiscal 2016, we added 228 new customers for our Monarch data preparation solution, which was an increase of 28% over the number of new Monarch customers added in the second quarter of fiscal 2016. Two important operational metrics are the number of six-figure deals and the average deal size for license sales greater than $10,000. The number of six-figure deals decreased from ten deals for the three months ended June 30, 2015 to three deals for three months ended June 30, 2016. The average deal size for license sales greater than $10,000 decreased approximately 37% from $56,000 for the three months ended June 30, 2015 to $35,000 for the three months ended June 30, 2016.

Sales execution

Overall revenue decreased by $0.4 million compared to the same quarter last fiscal year; however, our deferred revenue increased by $1.6 million as of June 30, 2016 compared to the end of the same quarter last fiscal year. Of the total deferred revenue increase, deferred license revenue increased by $1.2 million, almost 160%, as a direct result of a pricing change implemented during the second half of fiscal 2015. This pricing change requires all new or non-current maintenance customers purchasing less than 10 seats of Monarch, to purchase term licenses instead of perpetual licenses. In addition, license subscription bookings continue to increase quarter-over-quarter. License subscription bookings increased $0.3 million, or 41%, over the quarter ended March 31, 2016 to an all-time high of $1.1 million for the quarter ended June 30, 2016. We recognized more than $0.7 million in subscription license revenue for the quarter ended June 30, 2016 representing an annual run rate of approximately $3.0 million.

Market awareness

During the quarter ended June 30, 2016, we completed a six-figure Monarch upgrade transaction with one of the Big Four public accounting firms. This longstanding customer of our heritage product was able to quickly develop a compelling return-on-investment with the added value of our next generation Monarch offering because of its intuitiveness, ease-of-use and self-service capabilities, and upgraded its existing 3,000 users, while also licensing several thousand additional users.

Our partner relationship with IBM achieved an important milestone in mid-May when our Monarch self-service data preparation offering was officially added to IBM's price list to complement both IBM Watson Analytics and IBM Cognos Analytics, making it available to thousands of IBM sales people and partners for resale. In the ensuing weeks, we have worked with IBM to develop a very healthy pipeline of opportunities, and we are focused on continuing to grow this pipeline of business and convert initial deals as quickly as possible.

We continue to make inroads in the Tableau partner ecosystem as the cost-effective data preparation solution for Tableau’s market-leading self-service analytics. During the quarter ended June 30, 2016, in the Asia-Pacific region alone, we teamed with six new partners that are all Tableau resellers. Several of these new resellers selected us over competing data preparation solutions, due to our tight integration with Tableau, our ease-of-use, rich functionality and our attractive price point.

Innovation to product platform

During the quarter ended June 30, 2016, we released Datawatch Panopticon 13.7 which provides faster visual data analysis for trading, risk and compliance markets. The new powerful features enable buy-side and sell-side securities firms and exchanges to perform Big Data analysis of e-trading data in real-time, intra-day and historically in order to gain insights that speed decision making. Datawatch Panopticon 13.7 introduces new visualizations, predictive analytics and Big Data connectivity capabilities, all of which empower users to monitor data, investigate historical performance and instantly take action to improve business profitability. From analytical dashboard design and publishing, to secure access through a web browser, users are able to access an unprecedented view of their operational data. The software allows users to easily transition from order execution monitoring and analysis, to drilling into execution history and reviewing historic order flow.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from our accompanying consolidated financial statements. The operating results for any period should not be considered indicative of the results expected for any future period.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUE:
Software licenses	50%	53%	48%	51%
Maintenance	45	43	48	45
Professional services	5	4	4	4
Total revenues	100%	100%	100%	100%

COSTS AND EXPENSES:
Cost of software licenses	12%	9%	9%	10%
Cost of maintenance and services	7	7	8	11
Sales and marketing	65	84	71	96
Engineering and product development	30	26	28	30
General and administrative	35	28	34	31
Impairment of goodwill and long-lived assets	-	-	-	144
Total costs and expenses	149%	154%	150%	322%

LOSS FROM OPERATIONS	(49)%	(54)%	(50)%	(222)%

Other income	-	-	-	-
Foreign currency transaction loss	-	-	-	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(49)%	(54)%	(50)%	(222)%
Income tax expense (benefit)	24	(1)	7	(12)

NET LOSS	(73)%	(53)%	(57)%	(210)%

Three Months Ended June 30, 2016 Compared to

Three Months Ended June 30, 2015

Total Revenues

	Three Months Ended
	June 30,		Increase	Percentage
	2016	2015	(Decrease)	Change
Software licenses	$3,669	$4,117	$(448)	(11)%
Maintenance	3,335	3,311	24	1
Professional services	372	348	24	7
Total revenue	$7,376	$7,776	$(400)	(5)%

Software license revenue. Software license revenue decreased $0.4 million when compared with revenue for the three months ended June 30, 2015. During the second half of fiscal 2015, we implemented a change in our pricing practice for Monarch requiring all new or non-current maintenance customers purchasing fewer than ten seats of Monarch, to purchase term licenses instead of perpetual licenses. The decrease in software license revenue was due to a decrease in perpetual software license revenue of $1.1 million, caused in part by the pricing change, offset by an increase in subscription license revenue of $0.6 million compared to the three months ended June 30, 2015. Since this pricing change went into effect, we have observed the continued growth of our deferred revenue related to subscription software, which we believe will translate into software license revenue in future quarters. Overall our deferred revenue increased by $1.6 million as of June 30, 2016 compared to the end of the same quarter last fiscal year. Of the total deferred revenue increases, deferred license revenue increased $1.2 million, almost 160%, as a direct result of the pricing change.

Maintenance revenue. Maintenance revenue remained relatively flat compared to the same quarter last fiscal year.

Professional services. Professional services revenue remained relatively flat compared to the same quarter last fiscal year.

Total Costs and Expenses

	Three Months Ended
	June 30,		Increase	Percentage
	2016	2015	(Decrease)	Change
Cost of software licenses	$879	$697	$182	26%
Cost of maintenance and services	499	557	(58)	(10)
Sales and marketing	4,773	6,513	(1,740)	(27)
Engineering and product development	2,196	1,988	208	10
General and administrative	2,593	2,204	389	18
Total costs and operating expenses	$10,940	$11,959	$(1,019)	(9)%

Cost of software licenses. The $0.2 million increase was primarily driven by increased royalties as a result of a large six-figure transaction which was our first major customer upgrade to Monarch Complete.

Cost of maintenance and services. The $0.1 million decrease was primarily driven by workforce reductions that occurred during the prior fiscal year. As a result of the workforce reductions that occurred during the prior fiscal year, employee related expenses, such as salaries, payroll taxes and benefits decreased by $0.1 million, for the three months ended June 30, 2016 when compared to the same quarter last fiscal year.

Sales and marketing expenses. The $1.7 million decrease in sales and marketing expenses was comprised of a decrease in sales expense of $2.0 million offset by an increase in marketing expense of $0.3 million. The decreased sales expense was primarily driven by decreased share-based compensation and the workforce reductions which occurred during the prior fiscal year. Share-based compensation decreased $1.0 million as a result of numerous factors, including a $0.4 million decrease due to the reduction in headcount, a decrease of $0.3 million due to the departure of our Chief Revenue Officer and a $0.3 million reversal of previously recorded share-based compensation related to consultants. As a result of the workforce reductions that occurred during the prior fiscal year, employee related expenses, such as salaries, payroll taxes and benefits decreased $0.8 million and travel related expenses decreased $0.1 million. In addition to the share-based compensation expense and the decreased employee related expenses resulting from the workforce reductions, there was also a $0.3 million decrease in spending related to outside consultants. These decreases in expense compared to the same quarter in the prior fiscal year, were offset by a $0.2 million increase in severance expense primarily driven by the departure of our Chief Revenue Officer. The increase in marketing expenses was comprised of a $0.7 million increase in advertising and lead generation costs offset by decreases in share-based compensation of $0.2 million and a $0.1 million reduction of expenses related to outside consulting. The reduction of share-based compensation expenses was the result of a $0.1 million decrease driven by workforce reductions which occurred during the prior fiscal year, and a $0.1 million reversal of previously recorded share-based compensation related to consultants.

Engineering and product development expenses. The $0.2 million increase in engineering and product development costs was primarily driven by an increase in consulting expenses related to outside development services.

General and administrative expenses. The $0.4 million increase in general and administrative expenses was primarily driven by an increase in outside consulting and professional services expenses related to the contested election of directors at our 2016 annual shareholders meeting in April 2016.

Other income (expense)

	Three Months Ended
	June 30,		Increase	Percentage
	2016	2015	(Decrease)	Change
Other income	$16	$-	$16	100%
Foreign currency transaction loss	$(20)	$(36)	$(16)	(44)%

Other income (expense). There was a minimal amount of other income for the three months ended June 30, 2016 and 2015.

Foreign currency transactions loss. The foreign currency losses for the three months ended June 30, 2016 and 2015 were primarily attributable to fluctuations of the British pound sterling, Swedish krona and other foreign currencies in which we transact business relative to the U.S. dollar.

Provision (benefit) for income taxes

	Three Months Ended
	June 30,			Percentage
	2016	2015	Increase	Change
Income tax expense (benefit)	$1,806	$(96)	$1,902	(1,981)%

During the three months ended June 30, 2016, the Company recorded a tax expense of $1.8 million, primarily related to the establishment of a valuation allowance against Swedish tax assets, estimated state taxes, and accruing interest on uncertain tax positions. During the three months ended June 30, 2015, the Company recorded a tax benefit of $0.1 million, primarily related to the change in the deferred tax asset in Sweden as a result of generating losses, estimated state taxes, return to provision adjustments, and accrued interest and penalties on uncertain tax positions.

Nine Months Ended June 30, 2016 Compared to

Nine Months Ended June 30, 2015

Total Revenues

	Nine Months Ended
	June 30,		Increase	Percentage
	2016	2015	(Decrease)	Change
Software licenses	$10,461	$11,203	$(742)	(7)%
Maintenance	10,417	10,016	401	4
Professional services	977	980	(3)	(0)
Total revenue	$21,855	$22,199	$(344)	(2)%

Software license revenue. Software license revenue decreased $0.7 million when compared with revenue for the nine months ended June 30, 2015. During the second half of fiscal 2015, we implemented a change in our pricing practice for Monarch requiring all new or non-current maintenance customers purchasing fewer than ten seats of Monarch, to purchase term licenses instead of perpetual licenses. The decrease in software license revenue was due to a decrease in perpetual software license revenue of $2.1 million, caused in part by the pricing change, offset by an increase in subscription license revenue of $1.4 million compared to the nine months ended June 30, 2015. Since this pricing change went into effect, we have observed the continued growth of our deferred license revenue related to subscription software, which we believe will translate into software license revenue in future quarters. Overall our deferred revenue increased by $1.6 million as of June 30, 2016 compared to the end of the same quarter last fiscal year. Of the total deferred revenue increase, deferred license revenue increased $1.2 million, almost 160%, as a direct result of the pricing change.

Maintenance revenue. The $0.4 million increase in maintenance revenue was the result of increased renewal rates across all product lines compared to the prior fiscal year. Renewal rates during the nine months ended June 30, 2016 increased to 67% from 62% for the nine months ended June 30, 2015. In addition, at June 30, 2016, we noted an increase in maintenance deferred revenue of 6% to $6.9 million compared to $6.6 million at for the same period last fiscal year.

Professional services. Professional services revenue remained largely unchanged compared to the last fiscal year.

Total Costs and Expenses

	Nine Months Ended
	June 30,		Increase	Percentage
	2016	2015	(Decrease)	Change
Cost of software licenses	$2,067	$2,293	$(226)	(10)%
Cost of maintenance and services	1,707	2,519	(812)	(32)
Sales and marketing	15,621	21,303	(5,682)	(27)
Engineering and product development	6,089	6,698	(609)	(9)
General and administrative	7,453	6,779	674	10
Impairment of goodwill and long-lived assets	-	32,009	(32,009)	(100)
Total costs and operating expenses	$32,937	$71,601	$(38,664)	(54)%

Cost of software licenses. The $0.2 million decrease was primarily due to decreased amortization expense of acquired intangibles due to the reduction in carrying value of long-lived assets as a result of the impairment of goodwill and long-lived assets recorded during the nine months ended June 30, 2015.

Cost of maintenance and services. The $0.8 million decrease was primarily driven by a reduction of employee related costs and restructuring charges. As a result of workforce reductions that occurred during the nine months ended June 30, 2015, employee related expenses, such as salaries, payroll taxes and benefits decreased $0.6 million for the nine months ended June 30, 2016 when compared to prior fiscal year. In addition, restructuring charges due to the workforce reductions, decreased $0.3 million for the nine months ended June 30, 2016 when compared to prior fiscal year. The reduction in employee related costs and restructuring charges were offset by a $0.1 million increase in outside consulting services.

Sales and marketing expenses. The $5.7 million decrease in sales and marketing expenses was comprised of a decrease in sales expense of $5.3 million and a decrease in marketing expense of $0.4 million. The decreased sales expenses were primarily driven by workforce reductions which occurred during the nine months ended June 30, 2015, including a decrease of $2.5 million in employee related expenses, such as salaries, payroll taxes and benefits, and a $0.6 million decrease in travel related expenses. Share-based compensation decreased $1.6 as a result of numerous factors, including a $1.0 million decrease due to the reduction in headcount, a decrease in expense of $0.3 million due to the departure of our Chief Revenue Officer and a $0.3 million decrease in share-based compensation due to the decreased fair value of share-based awards issued to consultants. In addition, to the decreased expenses resulting from the workforce reductions and the decreased share-based compensation, we also realized a $0.5 million decrease in spending related to outside consultants and a $0.1 million reduction in amortization expense due to the impairment of goodwill and long-lived assets which occurred during the nine months ended June 30, 2015. These decreases were partially offset by a $0.1 million increase in severance expense primarily due to the departure of our Chief Revenue Officer. The decreased marketing expenses were primarily driven by workforce reductions which occurred during the nine months ended June 30, 2015, including a decrease of $0.5 million in employee related expenses, such as salaries, payroll taxes and benefits, and a $0.3 million decrease in restructuring charges. In addition, to the decreased expenses resulting from the workforce reductions, we also realized a $0.3 million decrease in spending related to outside consultants and a $0.2 million decrease in share-based compensation expenses due to workforce reductions, which occurred during the nine months ended June 30, 2015, and a $0.1 million decrease in share-based compensation due to the decreased fair value of share-based awards issued to consultants. The decreases in marketing expenses were partially offset by an increase of $0.9 million in advertising, public relations and lead generation activities

Engineering and product development expenses. The $0.6 million decrease was driven primarily by workforce reductions which occurred during the nine months ended June 30, 2015, including $0.6 million decrease in employee related expenses such as salaries, payroll taxes and benefits, a $0.3 million decrease in restructuring charges and a $0.1 million decrease in stock-based compensation. The planned decreased headcount was primarily related to resources focused on legacy products, due to the restructuring efforts that occurred during our last fiscal year. The cost reductions related to the decrease in headcount were partially offset by a $0.4 million increase in consulting expenses related to outside development services.

General and administrative expenses. The $0.7 million increase was primarily attributable outside consulting and professional services expenses related to the contested election of our directors at our 2016 annual shareholders meeting in April 2016.

Impairment of goodwill and long-lived assets. During the nine months ended June 30, 2015, we recorded goodwill and long-lived assets impairment charges of $21.7 million and $10.3 million, respectively, as a result of performing an interim impairment review as required under Accounting Standards Codification (“ASC”) 350 Intangibles – Goodwill and Other. We did not record any impairment charges during the nine months ended June 30, 2016.

Other income (expense)

	Nine Months Ended
	June 30,			Percentage
	2016	2015	Increase	Change
Other income	$34	$9	$25	278%
Foreign currency transaction loss	$(53)	$(47)	$6	13%

Other income (expense). There was a minimal amount of other income for the nine months ended June 30, 2016 and 2015.

Foreign currency transactions loss. The foreign currency loss for the nine months ended June 30, 2016 and 2015 were primarily attributable to fluctuations of the British pound sterling and other foreign currencies in which we transact business related to the U.S. dollar.

Provision (benefit) for income taxes

	Nine Months Ended
	June 30,			Percentage
	2016	2015	Increase	Change
Income tax expense (benefit)	$1,599	$(2,632)	$4,231	(161)%

The increase in income tax expense was primarily due to the change in the valuation allowance against Swedish tax assets which occurred in the quarter ended June 30, 2016. For the nine months ended June 30, 2015, we recorded a tax benefit of $2.6 million, due to a change in the deferred tax liability in Sweden as a result of impairing non-goodwill intangibles and amortization.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

We lease various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire at various dates through 2022. The lease agreements generally provide for the payment of minimum annual rentals and pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was $0.3 million for both the three months ended June 30, 2016 and 2015, and was $0.8 million for both the nine months ended June 30, 2016 and 2015. Certain of our facility leases include options to renew.

On June 23, 2015, we entered into a facility lease in Bedford, MA for a new corporate headquarters. The lease is for 20,360 square feet and has a term of 84 months which commenced in January 2016 when we moved in. Our monthly rent expense is $42,000. In conjunction with entering into the lease, we were required to deposit $0.2 million into a restricted cash account as collateral for a Letter of Credit, which is included under the caption “Other long-term assets” in our consolidated balance sheets, at June 30, 2016. Deferred rent of $0.2 million is included under the caption “Other long-term liabilities” in our consolidated balance sheets, at June 30, 2016. There was no deferred rent at September 30, 2015.

As of June 30, 2016, our contractual obligations include minimum rental commitments under non-cancelable operating leases and other long-term liabilities related to uncertain tax positions as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 – 2 Years	3 – 5 Years	5 Years
Operating lease obligations	$4,131	$179	$1,456	$1,187	$1,309
Other long-term liabilities	$522	$-	$-	$-	$522

Royalty expense included in cost of software licenses was $0.3 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and $0.4 million for both the nine months ended June 30, 2016 and 2015.

Our software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, we would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or service warranties. As a result, we believe our exposure related to these warranty agreements is minimal. Accordingly, we have no liabilities recorded for warranty claims as of June 30, 2016 and September 30, 2015.

We enter into indemnification agreements in the ordinary course of business. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of June 30, 2016 and September 30, 2015.

Certain of our agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby we will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of our employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of June 30, 2016 and September 30, 2015.

As permitted under Delaware law, we have agreements with our directors whereby we will indemnify them for certain events or occurrences while the director is, or was, serving at our request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, our director and officer insurance policy would enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe our exposure related to these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of June 30, 2016 and September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current cash balances will be sufficient to meet our cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At June 30, 2016, we had $28.8 million of cash and cash equivalents as compared $35.2 million as of September 30, 2015, a decrease of $6.4 million. $1.2 million of cash and cash equivalents at June 30, 2016 was located in foreign banks.

At June 30, 2016, we had working capital of $24.1 million as compared to $31.3 million as of September 30, 2015. We do not anticipate additional cash requirements to fund growth or the acquisition of additional complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, we may seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that we will be able to issue additional equity or obtain a new or expanded credit facility at attractive prices or rates, or at all.

We had a net loss of $12.7 million for the nine months ended June 30, 2016 as compared to net loss of $46.8 million for the nine months ended June 30, 2015. During the nine months ended June 30, 2016 and 2015, $5.5 million and $10.9 million of cash was used in our operations, respectively. During the nine months ended June 30, 2016, the main use of cash in operations was net loss adjusted for depreciation and amortization, share-based compensation expense, deferred income taxes, as well as the decrease in accounts receivable and the increase in deferred revenue offset by the decreases in accounts payable, accrued expenses and other liabilities. During the nine months ended June 30, 2015, the main use of cash in operations was net loss adjusted for depreciation and amortization, share-based compensation expense, deferred income taxes and the impairment of goodwill and long-lived assets as well as the increases in accounts receivable and accounts payable offset by decreases in prepaid expenses and other assets and deferred revenue.

Net cash used in investing activities of $0.9 million and $0.4 million for the nine months ended June 30, 2016 and 2015, respectively, was related to the purchase of property and equipment.

Net cash provided by financing activities of $0.1 million for both the nine months ended June 30, 2016 and 2015, was related to the proceeds from the issuance of common stock upon the exercise of outstanding stock option awards.

We believe that our current operations have not been materially impacted by the effects of inflation.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At June 30, 2016, we did not participate in or hold any derivative financial instruments or commodity instruments. We hold no investment securities that possess significant market risk.

Primary Market Risk Exposures

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. 16% and 20% of our revenues for the three months ended June 30, 2016 and 2015, respectively, and 14% and 21% of our revenues for the nine months ended June 30, 2016 and 2015, respectively, were from our foreign subsidiaries. In addition, 19% and 25% of our operating expenses for the three months ended June 30, 2016 and 2015, respectively, and 18% and 14% of our operating expenses for the nine months ended June 30, 2016 and 2015, respectively, were from our foreign subsidiaries.

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in several currencies, of which the most significant to our operations has historically been the British Pound. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to our international subsidiaries, if any, are usually considered to be of a long-term investment nature. Accordingly, the majority of currency movements are reflected in our other comprehensive (loss) income. Foreign currency translation gains arising during the three and nine months ended June 30, 2016 were $44,000 and $0.1 million, respectively. Foreign currency translation gains arising during the three months ended June 30, 2015 were $0.1 million. Foreign currency translation losses arising during the nine months ended June 30, 2015 were $29,000. There are, however, certain situations where we will invoice customers in currencies other than our own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in “Foreign currency transaction gain (loss)” section of the accompanying consolidated statements of operations and were losses from foreign currency transactions of $20,000 and $36,000 for the three months ended June 30, 2016 and 2015, respectively, and $0.1 million and $47,000 for the nine months ended June 30, 2016 and 2015, respectively.

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 25, 2016.

DATAWATCH CORPORATION

/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ James L. Eliason
James L. Eliason
Chief Financial Officer
(Principal Financial Officer)