Form 10-K
period 2016-09-30
DATAWATCH CORP
filed 2016-11-10
CIK 792130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-19960

DATAWATCH CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	02-0405716
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Large accelerated filer  ☐    Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on March 31, 2016, the last business day of the Company’s most recently completed second fiscal quarter, as reported by the NASDAQ Capital Market was $46,637,207.

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 8, 2016 was 11,923,786.

Documents Incorporated By Reference

Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2016. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

DATAWATCH CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. BUSINESS

GENERAL

Datawatch Corporation (NASDAQ-CM: DWCH) (“Datawatch”, “We”, “Us”, “Our”) provides self-service data preparation and visual data discovery software that optimizes multiple sources and a variety of data – regardless of its variety, volume, or velocity – delivering next generation analytics to reveal valuable insights for improving business. Its ability to integrate structured, unstructured, and semi-structured sources like reports, PDF files and EDI streams with real-time streaming data into visually rich analytic applications allows users to dynamically discover key factors that impact any operational aspect of their business. We believe this ability to perform visual discovery against multiple sources and a variety of data sets Datawatch apart in the Big Data and visualization markets. Organizations of every size, worldwide use Datawatch products, including 99 of the Fortune 100. Datawatch is headquartered in Bedford, Massachusetts, with offices in New York, London, Stockholm, Singapore, and Manila, and with partners and customers in more than 100 countries worldwide.

Datawatch is a Delaware corporation, formed in 1986, with executive offices located at 4 Crosby Drive, Bedford, MA 01730 and our telephone number is (978) 441-2200. Periodic reports, proxy statements and other information are available to the public, free of charge, on our website, www.datawatch.com, as soon as reasonably practicable after they have been filed with the SEC and through the SEC’s website, www.sec.gov. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330.

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

OUR PRODUCTS

The Datawatch product family enables organizations to maximize the return on all of their information assets, regardless of the form of that data. Datawatch Monarch, the self-service data preparation solution, is the first step in unlocking value from data contained in a wide variety of sources. Datawatch Panopticon enables real-time preparation of streaming data for fast data analysis. Both of these data preparation engines are integrated technically. Monarch and Panopticon provide the broadest solution for unlocking, preparing and visualizing the widest variety of enterprise data. Using all available information enables organizations to make more insightful decisions that yield better and faster results

The Datawatch product family includes the following products:

Datawatch Monarch™ — Access and Prepare Data from Virtually Any Source

Datawatch Monarch is a self-service data preparation tool which lets users explore, manipulate and merge new data sources. With Datawatch Monarch, users can bring all the data that is needed to manage the business to life, whether that information is stored in structured sources like databases, or in less conventional places like unstructured or semi-structured content including PDF files, reports, EDI or text files. Products in the Monarch family include Datawatch Monarch and Datawatch Monarch Server.

Datawatch Panopticon™ — Visually Design, Discover and Explore New Insights

Datawatch Panopticon lets users quickly start asking questions to see hidden patterns, spot problems and identify missed opportunities without programming or scripting. Our in-memory analytics engine enables on-the-fly aggregations and intuitive navigation and integration of data from virtually any data source. With a simple drag-and-drop interface, users can set up hierarchies and filters in their dashboards to make it easier to spot outliers and to see how different subsets of data correlate with each other. Datawatch Panopticon provides a range of specialized visualizations designed specifically to make analyzing streaming data, time series data and historical data, more impactful. Integrated data preparation capabilities and pre-built connectors make it simple to access and combine information from any data source, including data streams from message brokers and complex event processing engines. Products in the Panopticon family include Datawatch Panopticon Designer and Datawatch Panopticon Server.

Datawatch Report Mining Server™ — Unlocking the Power of Content

Datawatch Report Mining Server (“RMS”) is a web-based report analytics solution that integrates with any existing enterprise content management system such as Datawatch Report Manager On-Demand, IBM Content Manager On-Demand, Microsoft SharePoint, Hyland OnBase, ASG Mobius ViewDirect and others. Datawatch RMS opens up the corporate data locked in content management systems, static reports and business documents, enabling dynamic business-driven analysis of information using Datawatch Panopticon Designer or other productivity tools with no user programming.

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

As of September 30, 2016, our global partner network was comprised of more than 100 partners worldwide. No one customer accounted for more than 10% of our total revenue for the years ended September 30, 2016 and 2015. One distribution partner, Lifeboat Distribution (“Lifeboat”), accounted for 15% of total revenue for the year ended September 30, 2014. Other than this customer, no other customer accounted for more than 10% of our total revenue in fiscal 2014. Our agreement with Lifeboat expired in early 2015 and, to manage the transition, we refocused part of our Inside Sales Team to manage and pursue the book of business previously handled by Lifeboat.

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

 Our revenues from outside of the United States are primarily the result of sales through the direct sales force of our wholly-owned subsidiaries, Datawatch International Limited, which is located in the United Kingdom and its subsidiaries which are located in Germany, Singapore and Australia, and Datawatch AB, which is located in Sweden, as well as through international resellers. Such international sales represented 14%, 21% and 17% of our total revenue for fiscal 2016, 2015 and 2014, respectively.  Further geographic information is included in Note 10, “Segment Information and Revenue by Geographic Location,” to our accompanying consolidated financial statements.

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

Datawatch products have been developed through in-house software development, by offshore software development companies hired under contract or by acquisition. We maintain source code and full product control for these products, which include Datawatch Monarch, Datawatch Monarch Server, Datawatch Panopticon Designer, Datawatch Panopticon Server, Datawatch Software Developers Kit, Datawatch Report Mining Server and legacy products including Datawatch Report Manager On-Demand.

Our total engineering and product development expense was $8.2 million, $8.9 million and $9.1 million for fiscal years 2016, 2015 and 2014, respectively.

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

Competitors can be classified into four broad categories:

•	Large software companies, including suppliers of traditional business intelligence products that provide one or more capabilities that are competitive with our products, such as IBM, Microsoft, Oracle and SAP.
•	New and emerging vendors focused on data preparation, such as Informatica, Alteryx, Paxata and Trifacta.
•	Business analytics vendors focused on real-time visualization, such as First Derivatives and Zoomdata.
•	Independent vendors that focus on extracting specific data formats or sources such as machine data, data in content management systems, EDI, XBRL, HTML and PDFs. These competitors include Splunk, Actuate (Xenos) and Informatica, among others.

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

OUR EMPLOYEES

As of November 8, 2016, we had 146 full-time and 7 contract, temporary or part-time employees, including 60 engaged in marketing and sales; 27 engaged in product consulting, training and technical support; 43 engaged in product management, development and quality assurance; and 23 providing general, administrative, accounting, IT and software production and warehousing functions.

OTHER BUSINESS CONSIDERATIONS

Product Protection

We rely on a combination of trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements, and technical measures to protect our rights in our products. Additionally, on June 30, 2015, we applied with the United States Patent and Trademark Office (USPTO) for patent protection for our proprietary systems and methods for automatically generating tables using auto-generated templates and, on January 12, 2016, we applied with the USPTO for patent protection for our proprietary systems and methods for generating tables from print-ready digital source documents. Despite these precautions, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. We believe that, because of the rapid pace of technological change in the software industry, the legal protections for our products are less significant than the knowledge, ability and experience of our employees and developers, the frequency of product enhancements and the timeliness and quality of our support services. We believe that none of our products, trademarks, and other proprietary rights infringes on the proprietary rights of third parties, but there can be no assurance that third parties will not assert infringement claims against us in the future.

Backlog

Our software products are generally shipped within three business days of receipt of an order. Accordingly, we do not believe that backlog for our product is a meaningful indicator of future business. We do maintain a backlog of services commitments primarily related to Datawatch Monarch Server and Datawatch Report Manager On-Demand business. While this services backlog will provide future revenue to Datawatch, we believe that it is not a meaningful indicator of future business.

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

Fluctuations in Quarterly Operating Results Could Have a Material Adverse Effect on our Business, Financial Condition or Results of Operations

Our future operating results could vary substantially from quarter-to-quarter because of uncertainties and/or risks associated with such matters as current economic conditions, technological change, competition, delays in the introduction of new products or product enhancements, and market acceptance of those new products and product enhancements, and general market trends. In addition, as we focus on increasing enterprise sales to large customers, the timing of significant orders may cause fluctuations in quarterly operating results. Large enterprise sales arrangements often involve multiple elements and may require more complex accounting than the sales transactions we have entered into in the past, which also makes projecting future operating results more difficult. Historically, we have operated with minimal backlog of orders because our software products are generally shipped as orders are received. As a result, net sales in any quarter are substantially dependent on orders booked and shipped in that quarter. Further, any increases in sales under our subscription sales model or cloud offering could result in decreased revenues over the short term. Because our staffing and operating expenses are based on anticipated revenue levels and a high percentage of our costs are fixed in the short-term, small variations in the timing of revenues can cause significant variations in operating results from quarter-to-quarter. In addition, at September 30, 2016, we had no unrecognized compensation costs related to options, and $3.0 million of unrecognized compensation costs related to RSUs, which is expected to be recognized over a weighted-average period of 1.91 years, which costs will have a negative effect on our profitability on a GAAP reporting basis. Because of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. We can give no assurance that we will not experience such variations in operating results in the future or that such variations will not have a material adverse effect on our business, financial condition or results of operations.

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

A Significant Percentage of our Total Revenue is Subject to Risks Associated with International Sales

In the years ended September 30, 2016, 2015 and 2014, international sales accounted for 14%, 21% and 17%, respectively, of our total revenue. We anticipate that international sales will continue to account for a significant, and perhaps increasing, percentage of our total revenue. A significant portion of our total revenue will therefore be subject to risks associated with international sales, including deterioration of international economic conditions, unexpected changes in legal and regulatory requirements, changes in tariffs, currency exchange rates and other import or export controls, political and economic instability, possible effects of war and acts of terrorism, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting our intellectual property overseas, seasonality of sales and potentially adverse foreign tax consequences.

On June 23, 2016, the United Kingdom held a referendum in which United Kingdom voters approved an exit from the European Union commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the future terms of the United Kingdom’s relationship with the European Union, including the terms of trade between the United Kingdom and the European Union. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The future effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause our customers to closely monitor their costs and reduce their spending budget on our products and services. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the United Kingdom from the European Union would have and how such withdrawal would affect us. Adverse consequences such as deterioration in economic conditions, volatility in currency exchange rates, and prohibitive laws and regulations could have a negative impact on our business, operating results, and financial condition.

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

We Recorded Substantial Impairment Charges in Fiscal 2015. Any Future Impairments of Our Assets Could Negatively Impact Our Results of Operations.

Non-amortizing intangible assets, including goodwill, are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment test is also required for other long-lived assets if events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of events or changes in circumstances indicating that the carrying value of such intangible assets may not be recoverable could include a significant adverse long term outlook; unanticipated competition or the introduction of disruptive technology; failure of an anticipated product or product line; testing for recoverability in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10 Impairment or Disposal of Long-Lived Assets; loss of key personnel; or a more-likely-than-not expectation that a significant portion of the company will be sold or otherwise disposed of. During the first quarter of fiscal 2015, the Company recorded an impairment of goodwill and long-lived assets in the amount of $32.0 million, related to assets obtained in the acquisition of Panopticon Software AB (now known as Datawatch AB) (“Panopticon”), as a result of revenue shortfalls and operational changes in the sales organization as well as a sustained decline in our share price. Any future impairment of goodwill, other intangible assets, or other long-lived assets, and the performance issues underlying any such impairment, could have a negative impact on our profitability and financial results.

If Material Weaknesses or Other Deficiencies are Discovered in our Internal Accounting Procedures, our Stock Price May be Adversely Affected

Section 404 of the Sarbanes-Oxley Act requires that management report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control and financial reporting environment. If management identifies any material weaknesses, their correction could require remedial measures which could be costly and time-consuming. We are not currently an “accelerated filer”, and as a result, our independent registered public accounting firm does not attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting. In addition, at such time, if any, as we are no longer a “smaller reporting company,” our independent registered public accounting firm will have to attest to and report on management’s assessment of the effectiveness of such internal control over financial reporting. Any identification by us or our independent registered public accounting firm of material weaknesses, even if quickly remedied, could damage investor confidence in the accuracy and completeness of our financial reports, which could affect our stock price and potentially subject us to litigation.

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

We Face Significant Competition in the Software Industry

Our self-service data preparation and visual data discovery products compete with other companies in the Big Data and business analytics market. These markets are highly competitive and include companies such as Tableau Software, TIBCO Spotfire (a subsidiary of TIBCO Software Inc.), Qlik Technologies, Inc, Informatica, Alteryx, Paxata, Trifacta and First Derivatives, as well as larger technology companies such as IBM, SAP, MicroStrategy, Inc., SAS and Oracle. Many of the competitors in these markets have longer operating histories, greater name recognition and substantially greater financial, marketing and technological resources than we do. No assurance can be given that our business will have the resources required to compete successfully in the future. In addition, many of these competitors have strong relationships with current and potential customers and extensive knowledge of the business analytics industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. If we are unable to compete successfully against current and future competitors, the business, results of operations and financial condition of the combined business would be harmed. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Our Success is Dependent on Proprietary Software Technology

Our success is dependent upon proprietary software technology. We do not currently own patents on any such technology and we rely principally on a combination of trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our rights to such proprietary technology. Additionally, on June 30, 2015, we applied with the United States Patent and Trademark Office (USPTO) for patent protection for our proprietary systems and methods for automatically generating tables using auto-generated templates and, on January 12, 2016, we applied with the USPTO for patent protection for our proprietary systems and methods for generating tables from print-ready digital source documents.  Despite such precautions, there can be no assurance that such steps will be adequate to deter misappropriation of such technology.

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

We May Not be Able to Hire and Retain Highly Skilled Employees, Which Could Affect our Ability to Compete Effectively Because our Business is Technology-Based

Qualified personnel are in great demand throughout the software industry. Our success depends, in large part, upon our ability to attract, train, motivate and retain highly skilled employees, particularly technical personnel and product development and professional services personnel, sales and marketing personnel and other senior personnel. Our failure to attract and retain the highly trained technical personnel that are integral to our product development, professional services and sales and marketing teams may limit the rate at which we can generate sales and develop new products or product enhancements. We have hired a number of key executives during the past three years, including key executives in sales, marketing, finance and human resources functions. A loss of these personnel or other changes in key management could have a material adverse effect on our business, operating results and financial condition.

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

The Failure of Indirect Distribution Channels Could Have a Material Adverse Effect on our Operating Results

We sell a significant portion of our products through distributors, value-added resellers, OEMs and other business partners, none of which are under our direct control. Sales to indirect distribution channels accounted for 35%, 40% and 44%, of total sales for fiscal years 2016, 2015 and 2014, respectively. Our agreement with Lifeboat expired in early 2015 and, to manage the transition, we have refocused part of our Inside Sales Team to manage and pursue the book of business previously handled by Lifeboat. The loss of major distributors or resellers of our products, or a significant decline in their sales, could have a material adverse effect on our operating results. We actively seek to develop new distributor and reseller relationships on the basis of their business credentials and their ability to add value through expertise in specific vertical markets or application programming expertise, although there can be no assurance that we will be able to attract or retain qualified distributors or resellers or that the distributors or resellers will be able to effectively sell our products. In addition, we may rely on resellers to provide post-sales service and support, and any deficiencies in such service and support could adversely affect our business.

Failure to Maintain an Adequate Sales Returns Reserve Could Have a Material Adverse Effect on our Financial Position and Results of Operations

Revenue from the sale of all our software products (when separately sold) is generally recognized at the time of shipment. We estimate and maintain reserves for potential future product returns from distributors based on our experience and history with our various distributors and resellers. While actual returns have historically been within the range estimated by management, future actual results could differ from the reserve for sales returns recorded, and this difference could have a material effect on our financial position and results of operations. As of September 30, 2016, we had no distributors.

Our Subscription Sales Model for our Enterprise Products Could Result in Decreased or Delayed Revenues and Cash Flows

We sell our enterprise products through the sale of perpetual licenses and through a subscription pricing model. The subscription pricing model allows customers to use our products at a lower initial cost of software acquisition when compared to the more traditional perpetual license sale. Although the subscription sales model is designed to increase the number of enterprise solutions sold and also reduce dependency on short-term sales by building a recurring revenue stream, it introduces increased risks for us primarily associated with the timing of revenue recognition and reduced cash flows. The subscription model delays revenue recognition when compared to the typical perpetual license sale and also, as we allow termination of certain subscriptions with 90 days’ notice, it could result in decreased revenue for solutions sold under the model if we experience a high percentage of subscription cancellations following the first 12 months of the subscription. Further, as amounts due from customers are invoiced annually over the life of the subscription, there are delayed cash flows from subscription sales when compared to perpetual license sales.

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

Risks Relating to an Investment in our Common Stock

The Market Price of our Stock Has Been and May Continue to Be Volatile

As has recently been the case with the stocks of high technology companies, the market price of our common stock has been, and may continue to be, volatile. Our stock price may be adversely affected by many factors, including:

•	actual or anticipated fluctuations in our operating results, including those resulting from changes in accounting rules;
•	increased competition;
•	general market conditions;
•	announcements of technical innovations;
•	announcements related to the Board’s review of strategic alternatives to increase shareholder value;
•	new products or services offered by us, our suppliers or our competitors;
•	expenses or other difficulties associated with assimilating companies acquired by us;
•	changes in the mix of sales channels;
•	the timing of significant customer orders;
•	changes in estimates or recommendations by securities analysts of our future financial performance, failure to obtain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;
•	the issuance of additional shares to obtain financing or for acquisitions;
•	our compliance with SEC and NASDAQ rules and regulations, including the Sarbanes-Oxley Act of 2002;
•	trading volume of our common stock;
•	the timing of stock sales under 10b5-1 plans or otherwise by our shareholders in the future; and
•	political instability, natural disasters, war and/or events of terrorism.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Datawatch is currently headquartered in 20,360 square feet of leased office space in Bedford, Massachusetts pursuant to a lease agreement executed on June 23, 2015. The lease expires in December 2022. The aggregate rent expense for the remaining term of the lease is $3.5 million. In addition to rent, the lease requires us to pay certain taxes, insurance and operating costs related to the leased facility based on our pro-rata share of such costs. In conjunction with entering into the lease, the Company was required to deposit $0.2 million into a restricted cash account as collateral for a Letter of Credit, which is included under the caption “Other long-term assets” in our consolidated balance sheets, for the period ended September 30, 2016.

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed and traded on the NASDAQ Capital Market under the symbol DWCH. The range of high and low closing prices during each fiscal quarter for the last two fiscal years is set forth below:

For the Year Ended	Common Stock
September 30, 2016	High ($)	Low ($)

4th Quarter	7.65	5.45
3rd Quarter	5.65	4.56
2nd Quarter	6.09	3.57
1st Quarter	6.65	5.14

For the Year Ended	Common Stock
September 30, 2015	High ($)	Low ($)

4th Quarter	7.02	4.73
3rd Quarter	8.10	6.39
2nd Quarter	8.70	5.37
1st Quarter	11.14	8.38

Holders

There were 81 shareholders of record as of November 8, 2016. We believe that the number of beneficial holders of common stock is 2,534. The last reported sale of our common stock on November 8, 2016 was at $6.55.

Dividends

We have not paid any cash dividends and it is anticipated that none will be declared in the foreseeable future. We intend to retain future earnings, if any, to provide funds for the operation, development and expansion of our business.

Equity Plan Information

The following table provides information about the Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of September 30, 2016, including the Company’s 2006 Equity Compensation and Incentive Plan (the “2006 Plan”) and the Company’s Second Amended and Restated 2011 Equity Compensation and Incentive Plan (the “2011 Plan”). The 2006 Plan and the 2011 Plan have previously been approved by our stockholders.

	Number of	Weighted
	Securities to be	average exercise	Number of
	issued upon	price of	securities
	exercise of	outstanding	remaining
	outstanding	options,	available
	options, warrants	warrants and	for future
Plan Category	and rights(1)	rights(2)	issuance

Equity compensation plans approved by security holders	884,565	$6.31	176,904
Equity compensation plans not approved by security holders	-		-

Total	884,565		176,904

(1)	Of these shares, 734,565 were granted under the 2011 Plan and 150,000 were granted under the 2006 Plan. As of September 30, 2016, 176,904 shares remained available for grant under the 2011 Plan.

(2)	Weighted-average exercise prices do not include restricted stock units as these do not contain exercise prices.

Stock Performance Graph

The following graph compares the yearly change in the cumulative total stockholder return on the Company’s Common Stock during the period from September 30, 2011 through September 30, 2016, with the cumulative total return on (i) an SIC Index that includes all organizations in the Company’s Standard Industrial Classification (SIC) Code 7372-Prepackaged Software (the “SIC Code Index”) and (ii) the Media General Market Weighted Nasdaq Index Return (the “Nasdaq Market Index”). The comparison assumes that $100 was invested on October 1, 2011 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

The stock price performance shown on the graph and in the table above is not necessarily indicative of future price performance. Information used in the graph and table was obtained from Zacks Investment Research, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the periods indicated. The selected consolidated financial data for and as of the end of the years in the five-year period ended September 30, 2016 are derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes which appear elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data:
Years Ended September 30,	2016	2015	2014	2013	2012
	(In thousands, except per share data)

Revenue	$30,462	$30,221	$35,087	$30,296	$26,006
Costs and Expenses	43,591	82,663	56,752	34,113	24,463
(Loss) Income from Operations	(13,129)	(52,442)	(21,665)	(3,817)	1,543
Net (Loss) Income	$(14,632)	$(49,787)	$(22,383)	$(4,197)	$1,034

(Loss) Earnings per Common Share:
Basic	$(1.24)	$(4.38)	$(2.24)	$(0.63)	$0.17
Diluted	$(1.24)	$(4.38)	$(2.24)	$(0.63)	$0.15

Balance Sheet Data:
September 30,	2016	2015	2014	2013	2012
	(In thousands)

Total Assets	$48,431	$58,931	$103,597	$68,914	$22,805
Working Capital	$23,524	$31,328	$44,876	$4,112	$4,041
Long-term Obligations	$766	$461	$1,238	$3,594	$3,448
Shareholders’ Equity	$33,958	$45,542	$90,910	$51,375	$9,694

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is qualified by reference to, and should be read in conjunction with, our consolidated financial statements which appear elsewhere in this Annual Report on Form 10-K.

GENERAL

Introduction

We are engaged in the design, development, marketing, distribution and support of business computer software primarily for the self-service data preparation and visual data discovery markets to allow organizations to access, analyze and visualize information in a more meaningful fashion. The Datawatch platform is an enterprise solution that bridges the gap between the ease-of-use and agility that business users demand together with the scalability, automation and governance needed by IT.

We offer our enterprise products through perpetual licenses and subscription pricing models. Subscriptions automatically renew unless terminated with 90 days’ notice following the first year of the subscription term. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. During fiscal years 2016, 2015 and 2014, subscription revenues were $2.4 million, $0.7 million and $0.4 million, respectively.

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

Revenue Recognition and Allowance for Bad Debts

We license our software products directly to end-users and indirectly to end-users, through value-added resellers, strategic partners and distributors. Sales to indirect distribution channels accounted for 35%, 40% and 44%, of total sales for fiscal years 2016, 2015 and 2014, respectively. Revenue from the sale of all software products (when separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collectability is reasonably assured, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Our software product offerings do not require customization. Our software products can be installed and used by customers on their own with little or no configuration required. Multi-user licenses marketed by us are sold as a right to use the number of licenses, and the license fee revenue is recognized upon delivery of all software required to satisfy the number of licenses sold. Upon delivery, the licensing fee is payable without further delivery obligations by us.

Our software products are generally sold in multiple element arrangements which may include software licenses, professional services, educational services and customer support. In such multiple element arrangements, we apply the residual method in determining revenue to be allocated to the software license. In applying the residual method, we deduct from the sale proceeds the vendor specific objective evidence (“VSOE”) of fair value of the professional services, educational services and customer support in determining the residual fair value of the software license. The VSOE of fair value of the services and customer support is based on the amounts charged for these elements when sold separately. Professional services include advanced modeling, application design, implementation and configuration and process optimization with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed as the work is performed, and do not involve modification or customization of the software or any other unusual acceptance clauses or terms. Customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from customer support services is deferred and recognized ratably over the period of support (generally one year). Such deferred amounts are recorded as part of deferred revenue in the accompanying consolidated balance sheets.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. We analyze accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the collectability of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on our financial position and results of operations. Our allowance for doubtful accounts was $28,000 and $0.1 million as of September 30, 2016 and 2015, respectively.

Income Taxes

We have deferred tax assets primarily related to net operating loss carryforwards and tax credits that expire at different times through 2036 or have an unlimited carryforward. At September 30, 2016, we had U.S. federal tax loss carryforwards of $50.2 million, expiring at various dates through 2036, including $0.2 million resulting from an acquisition undertaken during 2004 which are subject to additional annual limitations as a result of the changes in ownership, and had $28.5 million in state tax loss carryforwards, which also expire at various dates through 2036. Included in the Federal and state net operating loss carryforwards are $7.6 million of tax deductions from share-based compensation, which will be recorded as additional paid-in capital when realized. An alternative minimum tax credit of $7,000 is available to offset future regular federal taxes. We have federal research and development credits of $1.0 million that begin to expire in 2021 and state credits of $0.5 million that expire at various dates through 2030. In addition, we have the following foreign net operating loss carryforwards: U.K. losses of $9.8 million with no expiration date, Australia losses of $3.5 million with no expiration date, Germany losses of $2.2 million with no expiration date, Singapore losses of $2.9 million with no expiration date, and Sweden losses of $10.6 million with no expiration date.

Significant judgment is required in determining our provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which our deferred tax assets will be recoverable are considered in making these determinations. We do not believe the deferred tax assets in all of our jurisdictions are more likely than not to be realized and therefore a full valuation allowance has been provided against the deferred tax assets in the U.S., U.K., Australia, Germany, Singapore, and Sweden at September 30, 2016 and in the U.S., U.K., Australia, Germany, and Singapore at September 30, 2015. Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in us concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes. Total net deferred tax assets subject to the full valuation allowance were $26.7 million as of September 30, 2016.

We follow the accounting guidance for uncertain tax positions. The comprehensive model addresses the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In accordance with these requirements, we first determine whether a tax authority would “more likely than not” sustain our tax position if it were to audit the position with full knowledge of all the relevant facts and other information. For those tax positions that meet this threshold, we measure the amount of tax benefit based on the largest amount of tax benefit that we have a greater than 50 percent chance of realizing in a final settlement with the relevant authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. We maintain a cumulative risk portfolio relating to all of our uncertainties in income taxes in order to perform this analysis, but the evaluation of our tax positions requires significant judgment and estimation in part because, in certain cases, tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. The actual outcome of our tax positions, if significantly different from our estimates, could materially impact the financial statements.

At October 1, 2014, we had a cumulative tax liability of $0.3 million related to U.S. and foreign tax exposure. During the fiscal year ended September 30, 2014, we increased our uncertain tax liability by $18,000. During the fiscal year ended September 30, 2015, we decreased our uncertain tax liability by $0.1 million due to the statute of limitations expiring and the effective settlement of uncertain tax liabilities. During the fiscal year ended September 30, 2016 we decreased our uncertain tax liability by $0.1 million due to the statute of limitations expiring. This results in a cumulative tax liability of $0.2 million at September 30, 2016. These amounts have been recorded in other long-term liabilities in our accompanying consolidated balance sheets.

Software Development Costs

We capitalize certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to engineering and product development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life of the product (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally nine to eighteen months. During fiscal years 2016 and 2015, no software development costs were capitalized as there were no significant costs incurred during the period after technological feasibility was established and the time in which the product became available for general release. During fiscal year 2014, we capitalized $0.3 million of software development costs.

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

We review goodwill and intangible assets annually during the fourth quarter and more frequently if events and circumstances indicate that the asset may be impaired, such as a significant reduction in cash flows associated with the asset. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary. We did not record any impairment charges during fiscal 2016. During the first quarter of fiscal 2015, we identified several events, that when combined, were determined to require an interim impairment test. As a result, the Company recognized a non-cash, pre-tax impairment charge of $21.7 million for goodwill and $10.3 million for long-lived assets (other than goodwill). See Note 2 to our accompanying consolidated financial statements for information about our impairment of goodwill and intangible assets.

There was no amortization of software development costs for fiscal years 2016 or 2015. The intangible asset amounts amortized to cost of software licenses totaled $0.6 million for fiscal 2014. Intangible asset amounts amortized to sales and marketing expense totaled $0.2 million, $0.3 million and $0.6 million for fiscal 2016, 2015 and 2014, respectively. Intangible asset amounts amortized to general and administrative expense totaled $20,000 for fiscal year 2016 and totaled $48,000 for both fiscal years 2015 and 2014. There were no intangible assets amortized to interest expense for fiscal 2016 or 2015. Intangible asset amounts amortized to interest expense totaled $0.1 million for fiscal 2014.

Share-Based Compensation

We recognize share-based compensation expense in accordance with U.S. generally accepted accounting principles which require that all share-based awards, including grants of employee stock options and restricted stock units, be recognized in the financial statements based on their fair value at date of grant.

We recognize the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. For the fiscal year ended September 30, 2016, we recorded share-based compensation expense of $2.8 million, of which $0.1 million pertained to options. At September 30, 2016, we had no unrecognized compensation costs related to options.

We periodically grant awards of restricted stock units (“RSUs”) to our non-employee directors and employees on a discretionary basis pursuant to our stock compensation plans. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of our common stock. Each RSU typically vest at the rate of 33.33% on each of the first through third anniversaries of the grant date. Additionally, some of the RSUs are subject to a further vesting condition that our common stock must trade at prices greater than certain minimum per share prices on a national securities exchange for a period of twenty consecutive days prior to the fourth or fifth anniversary of the grant date depending on the grant. For such RSUs, we apply the Monte Carlo option-pricing model for determining the fair value on the date of grant. There were no such RSUs issued during the fiscal years ended September 30, 2016 or 2015. For the fiscal year ended September 30, 2016, we recorded share-based compensation expense of $2.7 million related to RSUs. At September 30, 2016, we had $3.0 million of unrecognized compensation costs related to RSUs, which is expected to be recognized over a weighted-average period of 1.91 years.

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

Our total revenue for fiscal 2016 was $30.5 million, a 1% increase from revenue of $30.2 million in fiscal 2015. While overall we believe that our cash position remains strong, our cash and cash equivalent balance at the end of fiscal 2016 was down $7.1 million to $28.0 million as compared to the end of fiscal year 2015 and was only down $0.8 million from the end of fiscal year 2016 compared to the end of the preceding fiscal quarter.

During the second half of the year, we implemented several new organizational changes, including realigning certain sales team personnel, implementing new sales processes and adding heightened forecast discipline. Such organizational changes enabled the sales team to produce improved results during the fourth quarter of fiscal year 2016.

Sales execution

Total revenue for the fourth quarter of fiscal 2016 was $8.6 million, an increase of 17% from the $7.4 million recorded in the third quarter of fiscal 2016, and an increase of 7% from total revenue of $8.0 million in the fourth quarter of fiscal 2015. In addition, we increased our deferred revenue $1.2 million, or 15%, compared to the prior year. The increase in deferred revenue was primarily the result of a shift in our pricing policy to a subscription based model in the third quarter of fiscal year 2015.

Market awareness

During fiscal year 2016, we teamed with IBM to deliver better and faster data access and self-service data preparation to IBM Watson Analytics and IBM Cognos Analytics users. As part of this partnership, IBM agreed to resell Monarch for self-service data preparation. In the fourth quarter of fiscal year 2016, Harley Davidson, one of the most recognized brands for custom, cruiser and touring motorcycles, became one of the first joint customers of Datawatch Monarch and IBM Watson Analytics for self-service data preparation and automated data analysis, automatic visualization and predictive analysis.

Innovation to product platform

During the fourth quarter of fiscal year 2016, we introduced two major, innovative software releases that allow us to address the evolving Big Data and fast data analytics needs of business analysts, data scientists and IT users. The latest release of Monarch includes expanded support for data sources, including Google Analytics and Salesforce, new export integrations, including Microsoft Power BI, and advanced data preparation features for large data sets. The latest release of Panopticon is the most significant since the original launch of the product, and expands upon Datawatch’s approach to fast data analytics with a Web client architecture that supports the most challenging real-time visualization requirements for data in motion.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from our accompanying consolidated financial statements. The operating results for any period should not be considered indicative of the results expected for any future period.

	Years Ended
	September 30,
	2016	2015	2014
REVENUE:
Software licenses	50%	51%	59%
Maintenance	46	45	37
Professional services	4	4	4
Total revenues	100%	100%	100%

COSTS AND EXPENSES:
Cost of software licenses	9%	10%	11%
Cost of maintenance and services	7	10	10
Sales and marketing	68	89	89
Engineering and product development	27	29	26
General and administrative	32	28	26
Impairment of goodwill and long-lived assets	-	106	-
Total costs and expenses	143%	272%	162%

LOSS FROM OPERATIONS	(43)%	(172)%	(62)%

Interest expense	-%	-%	(1)%
Other income (expense)	-	-	(2)
Foreign currency transaction loss	-	-	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(43)%	(172)%	(65)%
Income tax (expense) benefit	(5)	9	1

NET LOSS	(48)%	(163)%	(64)%

Fiscal Year Ended September 30, 2016 as Compared to

Fiscal Year Ended September 30, 2015

Total Revenues

	Years Ended
	September 30,		Increase	Percentage
	2016	2015	(Decrease)	Change
Software licenses	$15,219	$15,304	$(85)	(1)%
Maintenance	13,915	13,529	386	3
Professional services	1,328	1,388	(60)	(4)
Total revenue	$30,462	$30,221	$241	1%

Software license revenue. Software license revenue decreased $0.1 million compared with software license revenue for fiscal year 2015. During the second half of fiscal year 2015, we implemented a change in our pricing practice for Monarch which requires all new or non-current maintenance customers purchasing fewer than ten seats of Monarch, to purchase term licenses instead of perpetual licenses. The decrease in software license revenue for fiscal year 2016 was due to a decrease in perpetual software license revenue of $1.9 million, caused in part by the pricing change, offset by an increase in subscription license revenue of $1.8 million compared to fiscal year 2015. We have observed the continued growth of our deferred revenue related to subscription software, which we believe will translate into software license revenue in future quarters. Overall our deferred revenue increased $1.2 million as of September 30, 2016 compared to September 30, 2015. Of the total deferred revenue increases, deferred license revenue increased $1.0 million, or 104%, as a direct result of the pricing change. The average deal size for perpetual licenses increased 24% from $6,500 in fiscal year 2015 to $8,000 in fiscal year 2016.

Maintenance revenue. Maintenance revenue grew $0.4 million compared to fiscal year 2015 driven primarily by strong renewal bookings of both enterprise and desktop software. Maintenance revenue from renewal business increased $1.4 million offset by a decrease of $1.0 million in maintenance revenue from new business. The renewal rate for fiscal year 2016 was 78% compared to 70% for fiscal year 2015.

Professional services. Professional services revenue remained relatively flat compared to last fiscal year.

Total Costs and Expenses

	Years Ended
	September 30,		Increase	Percentage
	2016	2015	(Decrease)	Change
Cost of software licenses	$2,828	$3,002	$(174)	(6)%
Cost of maintenance and services	2,177	3,122	(945)	(30)
Sales and marketing	20,783	27,037	(6,254)	(23)
Engineering and product development	8,167	8,894	(727)	(8)
General and administrative	9,636	8,599	1,037	12
Impairment of goodwill and long-lived assets	-	32,009	(32,009)	100
Total costs and expenses	$43,591	$82,663	$(39,072)	(47)%

Cost of software licenses. The $0.2 million decrease was primarily due to lower amortization expense driven by the reduction in carrying value of the Panopticon intellectual property asset as a result of the impairment charge recorded during the first quarter of fiscal 2015.

Cost of maintenance and services. The $0.9 million decrease was primarily driven by a decrease in employee related costs and restructuring charges. As a result of workforce reductions that occurred during fiscal 2015, employee related expenses, such as salaries, payroll taxes and benefits decreased $0.7 million for the fiscal year ended September 30, 2016 when compared to fiscal year 2015. In addition, restructuring charges due to the workforce reductions, decreased $0.4 million for fiscal year 2016 when compared to fiscal year 2015. The decrease in employee related costs and restructuring charges were partially offset by a $0.1 million increase in outside consulting services.

Sales and marketing expenses. The $6.3 million decrease in sales and marketing expenses was comprised of a decrease in sales expense of $6.1 million and a decrease in marketing expense of $0.2 million. The decrease in sales expenses was primarily driven by workforce reductions which occurred during fiscal year 2015, including a decrease of $2.8 million in employee related expenses, such as salaries, payroll taxes and benefits, and a $0.7 million decrease in travel related expenses. Share-based compensation decreased $1.9 million as a result of numerous factors, including a $1.3 million decrease due to the reduction in headcount, a decrease in expense of $0.3 million due to the departure of our Chief Revenue Officer and a $0.3 million decrease due to the decreased fair value of share-based awards issued to consultants. In addition to the decreased expenses resulting from the workforce reductions and the decreased share-based compensation, we also realized a $0.5 million decrease in spending related to outside consultants and a $0.2 million reduction in amortization expense due to the impairment of goodwill and long-lived assets which occurred during fiscal year 2015. The decrease in marketing expenses was primarily driven by workforce reductions which occurred during fiscal year 2015, including a decrease of $0.3 million in employee related expenses, such as salaries, payroll taxes and benefits, and a $0.3 million decrease in restructuring charges. In addition, to the decreased expenses resulting from the workforce reductions, we also realized a $0.5 million decrease in spending related to outside consultants and a $0.2 million decrease in share-based compensation expenses due to workforce reductions, which occurred during the fiscal year 2015. The decreases in marketing expenses were partially offset by an increase of $1.0 million in advertising, public relations and lead generation activities.

Engineering and product development expenses. The $0.7 million decrease was driven primarily by workforce reductions which occurred during fiscal year 2015, including a $0.7 million decrease in employee related expenses such as salaries, payroll taxes and benefits, and a $0.4 million decrease in restructuring charges. The planned decreased headcount was primarily related to resources focused on legacy products. The cost reductions related to the decrease in headcount were partially offset by a $0.4 million increase in consulting expenses related to outside development services during fiscal year 2016.

General and administrative expenses. The $1.0 million increase was driven primarily by a $0.7 million increase in outside consulting and professional services expenses related to the contested election of our directors at our 2016 annual shareholders meeting in April 2016. In addition, there was a $0.3 million increase in share-based compensation for the fiscal year 2016 when compared to fiscal year 2015.

Impairment of goodwill and long-lived assets. There were no impairment charges related to goodwill and long-lived assets in fiscal year 2016. In fiscal year 2015, we recorded goodwill and long-lived assets impairment charges of $21.7 million and $10.3 million, respectively, as a result of performing an interim impairment review as required under ASC 350 Intangibles – Goodwill and Other.

Other income (expense)

	Years Ended
	September 30,		Increase	Percentage
	2016	2015	(Decrease)	Change
Other income (expense)	$44	$9	$35	4%
Foreign currency transaction loss	$(74)	$(78)	$(4)	(5)%

Other income (expense). There was a minimal amount of other income for the fiscal years 2016 and 2015.

Foreign currency transactions loss. The foreign currency loss for the fiscal years 2016 and 2015 was attributable to fluctuation of the British pound sterling and other foreign currencies in which we transact.

Income tax (expense) benefit

	Years Ended
	September 30,			Percentage
	2016	2015	(Decrease)	Change
Income tax (expense) benefit	$(1,473)	$2,724	$(4,197)	(154)%

Income tax (expense) benefit. Income tax provision for the fiscal year 2016 was $1.5 million as compared to an income tax benefit of $2.7 million for the fiscal year 2015. The income tax provision for the fiscal year 2016 was comprised of a state tax provision of $10,000, a foreign tax provision of $1.6 million, primarily related to establishing a valuation allowance on the Swedish subsidiary’s deferred tax assets, and a benefit for uncertain tax positions relative to U.S., state, and foreign tax of $0.1 million. The income tax benefit for the fiscal year 2015 was comprised primarily of the change in the deferred tax liability in Sweden as a result of impairing non-goodwill intangibles and amortization, losses generated in Sweden, estimated state taxes, return to provision adjustments, reduction to uncertain tax positions, and accruing interest on uncertain tax positions.

Fiscal Year Ended September 30, 2015 as Compared to

Fiscal Year Ended September 30, 2014

Total Revenues

	Years Ended
	September 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
Software licenses	$15,304	$20,627	$(5,323)	(26)%
Maintenance	13,529	12,845	684	5
Professional services	1,388	1,615	(227)	(14)
Total revenue	$30,221	$35,087	$(4,866)	(14)%

Software license revenue. During the fiscal year ended September 30, 2015, we transitioned our business and sales approach to one that emphasizes what we view as the higher value differentiation of our complete managed analytics platform and places more focus on the potential offered by our Monarch customer base, investing more in a ‘high velocity’ inside selling model and shifting our partner program to a centralized global model. The disruption associated with this realignment of our focus was the primary driver of the $5.3 million decrease in software license revenue for the fiscal year 2015 as compared to the fiscal year 2014. During the fiscal year 2015, we implemented a new pricing policy which requires a subscription based model for smaller sized Monarch orders. As a result of this policy change, we increased our license deferred revenue by $0.9 million over the fiscal year 2014.

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

Cost of software licenses. The $1.0 million decrease was primarily due to lower amortization expense. Our amortization of capitalized development costs pertaining to a prior release of our Datawatch Monarch and Datawatch Server products which were fully amortized as of September 30, 2014 decreased $0.6 million. In addition, amortization of acquired intangibles decreased by $0.6 million due to the reduction in carrying value of the Panopticon intellectual property asset as a result of the impairment charge recorded during the first fiscal quarter. These decreases in amortization expense were offset by a $0.2 million increase in royalties paid.

Cost of maintenance and services. Costs of maintenance and services decreased $0.2 million as a result of a $0.6 million decrease in employee related expenses resulting from a 28% decrease in maintenance and services headcount due to the restructuring efforts that occurred during fiscal year 2015 and a shift to a web enabled, on-line approach to the delivery of training, which were offset by a $0.4 million increase in restructuring charges.

Sales and marketing expenses. The $4.1 million decrease in sales and marketing expenses was comprised of a decrease in sales expense of $0.9 million and a decrease in marketing expense of $3.2 million. The decreased sales expense resulted from decreases of $1.4 million of share-based compensation and $0.5 million in employee-related costs attributable to a 15% decrease in sales headcount resulting from the restructuring efforts, and a $0.2 million decrease in amortization which resulted from the reduction in the carrying value of intangibles due to the impairment charges recorded during the fiscal year. These decreases were partially offset by a $0.6 million increase in professional services and a $0.4 million increase in restructuring charges. The marketing decrease was primarily driven by the restructuring effort which reduced marketing headcount by 36% and resulted in (i) an increase of $0.4 million of restructuring charges offset by a $1.9 million decrease in marketing and promotional expenses compared to fiscal 2014 resulting from expenses incurred during 2014 in connection with the redesign of our website and a decrease in other marketing materials as we refocus our lead generation programs, (ii) a $0.8 million decrease in share-based compensation, and (iii) a $0.5 million decrease in other employee related costs. In addition, consulting costs decreased $0.4 million.

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

General and administrative expenses. The $0.6 million decrease was mainly the result of a $0.5 million decrease in external consulting costs, offset by a $0.1 million increase in employee related costs as we phased out the use of consultants by hiring employees. In addition, we incurred $0.2 million in restructuring charges, which were offset by a $0.3 million decrease in share-based compensation.

Impairment of goodwill and long-lived assets. In fiscal year 2015, we recorded goodwill and long-lived assets impairment charges of $21.7 million and $10.3 million, respectively, as a result of performing an interim impairment review as required under ASC 350 Intangibles – Goodwill and Other. The write-down of the long-lived assets will have a favorable effect on the statements of operations from reduced future intangible amortization expense.

Other income (expense)

	Years Ended
	September 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
Interest expense	$-	$(406)	$(406)	(100)%
Other income (expense)	$9	$(755)	$(764)	(101)%
Foreign currency transaction loss	$(78)	$(76)	$2	3%

Interest expense. There was no interest expense for the fiscal year 2015. Interest expense of $0.4 million for the fiscal year 2014 represents primarily interest expense related to our $4.0 million subordinated notes with a private investment company and borrowings under a $2.0 million revolving credit facility with a bank, each of which were paid off in full and terminated during the fiscal year 2014.

Other income (expense). There was a minimal amount of other income for the fiscal year 2015. Other expense for the fiscal year 2014 of $0.8 million was primarily due to a loss on extinguishment of debt recorded as a result of paying down the $2.0 million subordinated note with a private investment company. The loss represented the unamortized debt discount on the subordinated note.

Foreign currency transactions loss. The foreign currency loss for the fiscal years 2015 and 2014 was attributable to fluctuation of the British pound sterling and other foreign currencies in which we transact.

Benefit for income taxes

	Years Ended
	September 30,			Percentage
	2015	2014	Increase	Change
Income tax benefit	$2,724	$519	$2,205	425%

Income tax benefit. During the fiscal year 2015, we recorded a tax benefit of $2.7 million, primarily related to the change in the deferred tax liability in Sweden as a result of impairing non-goodwill intangibles and amortization, losses generated in Sweden, estimated state taxes, return to provision adjustments, reduction to uncertain tax positions, and accruing interest on uncertain tax positions. During the fiscal year 2014, we recorded a tax benefit of $0.5 million, primarily related to losses generated in Sweden, estimated state taxes, return to provision adjustments, and accrued interest and penalties on uncertain tax positions.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

We lease various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire through 2022. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was $1.1 million for the fiscal year 2016, and $1.0 million for both fiscal years 2015 and 2014. Certain of our facility leases include options to renew.

On June 23, 2015, we entered into a facility lease in Bedford, MA for our corporate headquarters. The lease is for 20,360 square feet commencing January 2016 and ending December 2022 with a monthly expense of $42,000. In conjunction with entering into the lease, we were required to deposit $0.2 million into a restricted cash account as collateral for a Letter of Credit, which is included under the caption “Other long-term assets” in our consolidated balance sheets, for the year ended September 30, 2016. At September 30, 2016, deferred rent totaled $0.4 million, which is included under the caption “Other long-term liabilities” in our consolidated balance sheets, for the year ended September 30, 2016. There was no deferred rent for the year ended September 30, 2015.

As of September 30, 2016, our contractual obligations include minimum rental commitments under non-cancelable operating leases, debt obligations and other long-term liabilities related to uncertain tax positions as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 – 2 Years	3 – 5 Years	5 Years
Operating lease obligations	$4,123	$889	$1,350	$1,151	$733
Other long-term liabilities	$522	$-	$-	$-	$522

Royalty expense included in cost of software licenses was $0.7 million, $0.6 million and $0.4 million, respectively, for the years ended September 30, 2016, 2015 and 2014, respectively.

Our software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, we would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or service warranties. As a result, we believe our exposure related to these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2016.

We enter into indemnification agreements in the ordinary course of business. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of September 30, 2016.

Certain of our agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby we will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of our employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of September 30, 2016.

As permitted under Delaware law, we have agreements with our directors whereby we will indemnify them for certain events or occurrences while the director is, or was, serving at our request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, our director and officer insurance policy would enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe our exposure related to these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current cash balances and cash generated from operations will be sufficient to meet our cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At September 30, 2016, we had $28.0 million of cash and cash equivalents as compared to $35.2 million as of September 30, 2015, a decrease of $7.1 million.  $1.2 million of cash and cash equivalents at September 30, 2016 was located in foreign banks.

At September 30, 2016, we had working capital of $23.5 million as compared to $31.3 million as of September 30, 2015. We do not anticipate additional cash requirements to fund growth or the acquisition of additional complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, we may seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that we will be able to issue additional equity or obtain a new or expanded credit facility at attractive prices or rates, or at all.

We had a net loss of $14.6 million, $49.8 million and $22.4 million for the years ended September 30, 2016, 2015 and 2014, respectively. During the years ended September 30, 2016, 2015 and 2014, $6.3 million, $11.9 million and $11.0 million of cash was used in our operating activities, respectively. During fiscal year 2016, the main use of cash in operations was net loss adjusted for depreciation and amortization, share-based compensation expense and deferred income taxes as well as the increase in prepaid expenses and other assets, offset by an increase in accounts payable, accrued expenses and other liabilities and deferred revenue.  During fiscal year 2015, the main use of cash in operations was net loss adjusted for depreciation and amortization, share-based compensation expense, deferred income taxes and the impairment of goodwill and long-lived assets as well as the increase in prepaid expenses and other assets, offset by an increase in deferred revenue. During fiscal year 2014, the main use of cash from operations was net loss adjusted for depreciation and amortization and share-based compensation expense, as well as decreases in accounts payable, accrued expenses and other liabilities offset by increases in accounts receivable and prepaid expenses and other assets.

Net cash used in investing activities for the years ended September 30, 2016 and 2015 of $1.0 million and $0.5 million, respectively, was related to the purchase of property and equipment. Net cash used in investing activities for the year ended September 30, 2014 of $0.5 million is attributable to increases in capitalized software development costs and purchases of property and equipment.

On February 19, 2014, we completed a public offering of 2,018,250 shares of common stock at a price to the public of $28.50 per share. The number of shares we sold includes the underwriters’ full exercise of their over-allotment option of 263,250 shares. Net proceeds from the offering, after underwriting discounts and expenses, were $53.6 million.

Net cash provided by financing activities for both years ended September 30, 2016 and 2015 of $0.1 million, was related to the proceeds from the issuance of common stock upon the exercise of outstanding stock options previously awarded under equity compensation plans. Net cash provided by financing activities for the year ended September 30, 2014 was $49.0 million and was primarily attributable to the public offering completed on February 19, 2014 offset by the repayments of debt and repayments on the line of credit.

We believe that our current operations have not been materially impacted by the effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted. We are in the process of evaluating the potential impacts of this new guidance on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects of how share-based payments are accounted for and presented in financial statements. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize, on the balance sheet, leases with a lease terms of greater than twelve months as a right-of-use asset and a lease liability. The standard is effective for fiscal years beginning after December 15, 2018. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position to simplify the presentation of deferred income taxes. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. As of October 1, 2015, we elected to adopt early the pronouncement on a prospective basis. Adoption of this amendment did not have an effect on our financial position or results of operations, and prior periods were not retrospectively adjusted.

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

Item 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At September 30, 2016, we did not participate in or hold any derivative financial instruments or commodity instruments and we did not hold any investment securities that possess significant market risk.

Primary Market Risk Exposures

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. 14%, 21% and 17% of our revenues for fiscal years 2016, 2015 and 2014, respectively, were from our foreign subsidiaries. In addition, 19%, 16% and 22% of our operating expenses for fiscal years 2016, 2015 and 2014 respectively, were from our foreign subsidiaries.

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in several currencies, of which the most significant to our operations has historically been the British Pound. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to our international subsidiaries, if any, are usually considered to be of a long-term investment nature. Accordingly, the majority of currency movements are reflected in our other comprehensive income (loss). Foreign currency translation gains arising during fiscal year 2016 were $0.1 million, and foreign currency translation losses arising during fiscal years 2015 and 2014 were $0.4 million and $0.3 million, respectively. There are, however, certain situations where we will invoice customers in currencies other than our own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in foreign currency transaction (losses) gains in the accompanying consolidated statements of operations and were losses of $0.1 million for the fiscal years 2016, 2015 and 2014.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and the related notes thereto of Datawatch Corporation and the Report of Independent Registered Public Accounting Firm thereon are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Datawatch Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Datawatch Corporation and Subsidiaries (“the Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datawatch Corporation and Subsidiaries as of September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

RSM US LLP

Boston, MA

November 10, 2016

DATAWATCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30,	September 30,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,034	$35,162
Accounts receivable, net of allowance for doubtful accounts of $28 and $106 as of September 30, 2016 and September 30, 2015, respectively	6,932	7,081
Prepaid expenses and other current assets	2,265	2,013
Total current assets	37,231	44,256

Property and equipment, net	1,210	614
Acquired intellectual property, net	1,998	3,981
Other intangible assets, net	1,061	1,270
Goodwill and indefinite-lived assets	6,685	6,685
Deferred tax asset, net	-	1,839
Other long-term assets	246	286
Total assets	$48,431	$58,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,758	$1,546
Accrued expenses	2,319	2,656
Deferred revenue	9,630	8,452
Deferred tax liability, current	-	274
Total current liabilities	13,707	12,928

LONG-TERM LIABILITIES:
Deferred revenue, long-term	237	192
Other long-term liabilities	529	269
Total long-term liabilities	766	461
Total liabilities	14,473	13,389

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01; authorized: 20,000,000 shares; issued and outstanding: 11,938,032 shares and 11,923,786 shares, respectively, as of September 30, 2016 and 11,640,097 shares and 11,625,851 shares, respectively, as of September 30, 2015	119	116
Additional paid-in capital	142,668	139,732
Accumulated deficit	(106,823)	(92,191)
Accumulated other comprehensive loss	(1,866)	(1,975)
	34,098	45,682
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	33,958	45,542

Total liabilities and shareholders’ equity	$48,431	$58,931

See accompanying notes to these consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended
	September 30,
	2016	2015	2014
REVENUE:
Software licenses	$15,219	$15,304	$20,627
Maintenance	13,915	13,529	12,845
Professional services	1,328	1,388	1,615
Total revenues	30,462	30,221	35,087

COSTS AND EXPENSES:
Cost of software licenses	2,828	3,002	4,013
Cost of maintenance and services (1)	2,177	3,122	3,351
Sales and marketing (1)	20,783	27,037	31,133
Engineering and product development (1)	8,167	8,894	9,074
General and administrative (1)	9,636	8,599	9,181
Impairment of goodwill and long-lived assets	-	32,009	-
Total costs and expenses	43,591	82,663	56,752

LOSS FROM OPERATIONS	(13,129)	(52,442)	(21,665)

Interest expense	-	-	(406)
Other income (expense)	44	9	(755)
Foreign currency transaction loss	(74)	(78)	(76)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(13,159)	(52,511)	(22,902)
Income tax (expense) benefit	(1,473)	2,724	519

NET LOSS	$(14,632)	$(49,787)	$(22,383)

Net loss per share – basic:	$(1.24)	$(4.38)	$(2.24)
Net loss per share – diluted:	$(1.24)	$(4.38)	$(2.24)

Weighted-average shares outstanding – basic	11,758	11,368	9,998
Weighted-average shares outstanding – diluted	11,758	11,368	9,998

(1) Includes share-based compensation as follows:

Cost of maintenance and services	$37	$63	$143
Sales and marketing	1,028	3,110	5,243
Engineering and product development	359	417	1,585
General and administrative	1,407	1,143	1,475
	$2,831	$4,733	$8,446

See accompanying notes to these consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended September 30,
	2016	2015	2014

Net loss	$(14,632)	$(49,787)	$(22,383)
Other comprehensive gain (loss):
Foreign currency translation adjustments	109	(355)	(342)
Comprehensive loss	$(14,523)	$(50,142)	$(22,725)

See accompanying notes to these consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total

BALANCE, SEPTEMBER 30, 2013	8,795,023	$88	$72,726	$(20,021)	$(1,278)	(14,246)	$(140)	$51,375
Issuance of common stock	2,018,250	20	53,608	-	-	-	-	53,628
Exercise of stock options	42,709	6	173	-	-	-	-	179
Vesting of restricted stock	433,116	-	-	-	-	-	-	-
Share-based compensation expense	-	-	8,446	-	-	-	-	8,446
Excess tax benefits from share-based compensation awards	-	-	7	-	-	-	-	7
Translation adjustments	-	-	-	-	(342)	-	-	(342)
Net loss	-	-	-	(22,383)	-	-	-	(22,383)

BALANCE, SEPTEMBER 30, 2014	11,289,098	114	134,960	(42,404)	(1,620)	(14,246)	(140)	90,910
Exercise of stock options	18,000	-	52	-	-	-	-	52
Vesting of restricted stock	332,999	2	-	-	-	-	-	2
Share-based compensation expense	-	-	4,733	-	-	-	-	4,733
Translation adjustments	-	-	(13)	-	(355)	-	-	(368)
Net loss	-	-	-	(49,787)	-	-	-	(49,787)

BALANCE, SEPTEMBER 30, 2015	11,640,097	116	139,732	(92,191)	(1,975)	(14,246)	(140)	45,542
Exercise of stock options	22,500	-	105	-	-	-	-	105
Vesting of restricted stock	275,435	3	-	-	-	-	-	3
Share-based compensation expense	-	-	2,831	-	-	-	-	2,831
Translation adjustments	-	-		-	109	-	-	109
Net loss	-	-	-	(14,632)	-	-	-	(14,632)

BALANCE, SEPTEMBER 30, 2016	11,938,032	$119	$142,668	$(106,823)	$(1,866)	(14,246)	$(140)	$33,958

See accompanying notes to these consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended September 30,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,632)	$(49,787)	$(22,383)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,548	2,857	4,237
Provision for doubtful accounts	(75)	45	-
Share-based compensation expense	2,831	4,733	8,446
Non-cash interest expense	-	-	187
Loss on extinguishment of debt	-	-	795
Deferred income taxes	1,567	(2,667)	(523)
Impairment of goodwill and long-lived assets	-	32,009	-
Changes in operating assets and liabilities:
Accounts receivable	92	(207)	(414)
Prepaid expenses and other assets	(293)	(607)	(540)
Accounts payable, accrued expenses and other liabilities	295	456	(1,092)
Deferred revenue	1,398	1,237	295
Cash used in operating activities	(6,269)	(11,931)	(10,992)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	-	-	(250)
Purchases of property and equipment	(966)	(490)	(276)
Cash used in investing activities	(966)	(490)	(526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	-	-	53,628
Proceeds from exercise of stock options	105	52	179
Repayments of debt	-	-	(3,944)
Repayments of line of credit	-	-	(900)
Excess tax benefits from stock-based compensation awards	-	-	7
Capitalized debt issuance costs	-	-	(5)
Cash provided by financing activities	105	52	48,965

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2	(137)	(91)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,128)	(12,506)	37,356
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,162	47,668	10,312
CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,034	$35,162	$47,668

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$169

Income taxes paid	$34	$39	$122

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

Revenue Recognition

Datawatch software products are generally sold in multiple element arrangements which may include software licenses, professional services and post-contract customer support. The Company licenses its software products directly to end-users and indirectly to end-users through value added resellers and distributors. Sales to indirect distribution channels accounted for 35%, 40% and 44% of total sales for the years ended September 30, 2016, 2015 and 2014, respectively. The Company’s software product offerings do not require customization and can be installed and used by customers on their own with little or no configuration required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses, and the license fee revenue is recognized upon delivery of the software.

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

For the fiscal years ended September 30, 2016, 2015 and 2014, changes to and ending balances of the allowance for doubtful accounts were as follows:

	September 30,
	2016	2015	2014
	(In thousands)

Allowance for doubtful accounts balance - beginning of year	$106	$53	$43
Additions to the allowance for doubtful accounts	51	111	18
Deductions against the allowance for doubtful accounts	(129)	(58)	(8)
Allowance for doubtful accounts balance - end of year	$28	$106	$53

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

For the fiscal years ended September 30, 2015 and 2014, changes to and ending balances of the sales returns reserve were as follows:

	2015	2014

Sales returns reserve balance - beginning of year	$10	$20
Additions to the sales returns reserve	-	24
Deductions against the sales returns reserve	(10)	(34)
Sales returns reserve balance - end of year	$-	$10

Software Development Costs

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Costs that are incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers. Such capitalized costs are amortized to cost of software licenses straight-line over the estimated life of the product, generally nine to 18 months. The Company evaluates the realizability of the assets and the related periods of amortization on a regular basis. Judgment is required in determining when technological feasibility of a product is established as well as its economic life. During fiscal years 2016 and 2015, there were no significant costs incurred during the period after technological feasibility was established and the time in which the product became available for general release. During fiscal year 2014, the Company capitalized $0.3 million of software development costs.

For the fiscal year ended September 30, 2014, amounts related to capitalized and purchased software development costs were as follows:

September 30,
2014

Capitalized and purchased software balance - beginning of year	$350
Capitalized software development costs	250
Amortization of capitalized software development costs	(600)
Capitalized and purchased software balance - end of year	$-

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

The Company licenses its products and services directly to end-users and indirectly to end-users through U.S. and non-U.S. distributors and other software resellers, under customary credit terms. The Company’s agreement with Lifeboat expired in early 2015 and, to manage the transition, the Company has refocused part of its Inside Sales Team to manage and pursue the book of business previously handled by Lifeboat. No customer constituted a significant portion (more than 10%) of revenues or accounts receivable for the years ended September 30, 2016 and 2015. Other than Lifeboat, no other customer constitutes a significant portion of revenues or accounts receivable for the year ended September 30, 2014. Lifeboat, accounted for 15% of total revenue for the year ended September 30, 2014. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Deferred Revenue

Deferred revenue consisted of the following at September 30:

	September 30,
	2016	2015
	(In thousands)

Maintenance	$7,781	$7,594
License	2,001	981
Other	85	69
Total	9,867	8,644

Less: Long-term portion of deferred revenue	(237)	(192)

Current portion of deferred revenue	$9,630	$8,452

Deferred maintenance revenue consists primarily of the unearned portion of customer support services provided by the Company to customers who purchased maintenance agreements for the Company’s products. Maintenance revenues are recognized on a straight-line basis over the term of the maintenance period, generally 12 months. Deferred license revenue consists primarily of the unearned portion of revenue from subscription sales and are recognized on a straight-line basis over the term of the subscription period, generally 12 months.

Other deferred revenue consists of deferred professional services revenue generated from arrangements that are invoiced in accordance with the terms and conditions of the arrangement but do not meet all the criteria for revenue recognition and are, therefore, deferred until all revenue recognition criteria are met.

Property and Equipment

Property and equipment consists of office equipment, furniture and fixtures, software and leasehold improvements, all of which are recorded at cost. Depreciation and amortization are provided using the straight-line method over the lesser of the estimated useful lives of the related assets or term of the related leases. Useful lives and lease terms range from three to seven years. Depreciation and amortization expense related to property and equipment was $0.4. million, $0.3 million and $0.2 million, respectively, for the years ended September 30, 2016, 2015 and 2014.

Long-Lived Assets

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

During fiscal 2015, as a result of an interim impairment test of goodwill and long-lived assets (see Note 2), the Company recorded an impairment charge of $4.9 million for the intellectual property acquired from Panopticon (now known as Datawatch AB) and $5.4 million for the customer lists acquired from Panopticon.

Long-Lived Assets: Acquired Intellectual Property

Acquired intellectual property consists of software source code acquired through business combinations in prior years. The acquired intellectual property assets are being amortized to cost of software licenses using the straight-line method over the estimated life of the asset, ranging from five to seven and a half years.

Acquired intellectual property, net, were comprised of the following at September 30, 2016 and 2015:

September 30, 2016
Identified	Weighted	Gross
Intangible	Average	Carrying	Accumulated	Net Carrying
Asset	Useful Life	Amount	Amortization	Amount
	(In years)

Panopticon intellectual property	7.5	$3,005	$(1,859)	$1,146
Monarch intellectual property	5	8,616	(7,764)	852

Total		$11,621	$(9,623)	$1,998

September 30, 2015
Identified	Weighted	Gross
Intangible	Average	Carrying	Accumulated	Net Carrying
Asset	Useful Life	Amount	Amortization	Amount
	(In years)

Panopticon intellectual property	7.5	$3,005	$(1,599)	$1,406
Monarch intellectual property	5	8,616	(6,041)	2,575

Total		$11,621	$(7,640)	$3,981

Amortization expense related to the acquired intellectual property assets for the years ended September 30, 2016, 2015 and 2014, was $2.0 million, $2.2 million and $2.8 million, respectively.

The future amortization expense related to the acquired intellectual property is as follows (in thousands):

Fiscal Years Ending September 30,

2017	$1,112
2018	260
2019	259
2020	259
2021	108
Total future amortization expense	$1,998

Long-Lived Assets: Other Intangible Assets

Other intangible assets consist of trade names, patents and customer lists acquired through business combinations in prior years. The values allocated to these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset.

Other intangible assets, net, were comprised of the following at September 30, 2016 and 2015:

September 30, 2016
Identified	Weighted	Gross
Intangible	Average	Carrying	Accumulated	Net Carrying
Asset	Useful Life	Amount	Amortization	Amount
	(In years)

Patents	20	$160	$(96)	$64
Customer lists	14	3,574	(2,577)	997
Trade names	3	120	(120)	-

Total		$3,854	$(2,793)	$1,061

September 30, 2015
Identified	Weighted	Gross
Intangible	Average	Carrying	Accumulated	Net Carrying
Asset	Useful Life	Amount	Amortization	Amount
	(In years)

Patents	20	$160	$(88)	$72
Customer lists	14	3,574	(2,396)	1,178
Trade names	3	120	(100)	20

Total		$3,854	$(2,584)	$1,270

There was no amortization related to other intangible assets charged to cost of software licenses expense for fiscal 2016 and 2015. Amortization expense related to other intangible assets charged to cost of software licenses totaled $0.6 million for fiscal 2014. Amortization expense related to other intangible assets charged to sales and marketing totaled $0.2 million, $0.3 million and $0.6 million for fiscal 2016, 2015 and 2014, respectively. Amortization expense related to other intangible assets charged to general and administrative expense totaled $20,000 for fiscal 2016 and $48,000 for each of the fiscal years 2015 and 2014. There was no amortization related to other intangible assets charged to interest expense for fiscal 2016 and 2015. Amortization expense related to other intangible asset charged to interest expense totaled $0.1 million for fiscal 2014.

The future amortization expense related to amortizing other intangible assets is as follows (in thousands):

Fiscal Years Ending September 30,

2017	$92
2018	92
2019	92
2020	92
2021	92
Thereafter	601
Total future amortization expense	$1,061

Goodwill and Indefinite-Lived Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. Indefinite-lived intangibles are intangible assets whose useful lives are indefinite in that their lives extend beyond the foreseeable horizon – that is there is no foreseeable limit on the period of time over which they are expected to contribute to the cash flows of the reporting entity. The Company accounts for these items in accordance with FASB’s ASC 350 Intangibles – Goodwill and Other. This requires that goodwill and intangible assets having indefinite lives are not amortized but instead are reviewed annually, or more frequently as a result of an event or change in circumstances, for possible impairment with impaired assets written down to fair value. Goodwill and assembled workforce are considered indefinite-lived intangibles. The Company conducts its annual impairment test for goodwill and indefinite-lived intangible assets during the fourth quarter of each fiscal year. In 2016, the Company conducted its annual goodwill impairment test on July 31, 2016, and concluded that no impairment was indicated. During fiscal year 2015, the Company identified several events, that when combined, were determined to require an interim impairment test. As a result, the Company recognized a non-cash, pre-tax impairment charge of $21.7 million for the impairment of goodwill in fiscal year 2015(see Note 2).

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

The Company classified its cash equivalents, which primarily include money market mutual funds, of $18.8 million and $25.7 million as of September 30, 2016 and 2015, respectively, within Level 2 of the fair value hierarchy.

As of September 30, 2016 and 2015, the Company’s assets that are measured on a recurring basis include the following (in thousands):

	September 30, 2016			September 30, 2015
	Fair Value Measurement			Fair Value Measurement
	Using Input Types			Using Input Types
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$-	$18,771	$-	$-	$25,724	$-
Total	$-	$18,771	$-	$-	$25,724	$-

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

As of September 30, 2016 and 2015, the Company’s assets that are measured on a non-recurring basis include the following (in thousands):

	September 30, 2016			September 30, 2015
	Fair Value Measurement			Fair Value Measurement
	Using Input Types			Using Input Types
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Acquired intellectual property, net	$-	$-	$1,998	$-	$-	$3,981
Other intangible assets, net	-	-	1,061	-	-	1,270
Goodwill and indefinite-lived assets	-	-	6,685	-	-	6,685
Total	$-	$-	$9,744	$-	$-	$11,936

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

The following table details the derivation of weighted-average shares outstanding used in the calculation of basic and diluted net loss for each period (in thousands, except share data):

	Years Ended
	September 30,
	2016	2015	2014

Net loss	$(14,632)	$(49,787)	$(22,383)

Weighted-average number of common shares outstanding	11,758	11,368	9,998

Net loss per share	$(1.24)	$(4.38)	$(2.24)

As the Company was in a net loss position in fiscal years 2016, 2015 and 2014, all common stock equivalents in the respective periods were anti-dilutive. As a result of being anti-dilutive, 384,312 shares, 259,424 shares and 11,059 shares for the years ended September 30, 2016, 2015 and 2014, respectively, were excluded in the calculation above.

Foreign Currency Translations and Transactions

The Company’s foreign subsidiaries functional currency is their local currency. As a result, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at rates in effect at each balance sheet date. Revenues, expenses and cash flows are translated into U.S. dollars at average rates prevailing during the respective period. The related translation adjustments are reported as a separate component of shareholders’ equity under the heading “Accumulated Other Comprehensive Loss.” Included in comprehensive loss are the foreign currency translation adjustments. Foreign currency translation gains in fiscal year 2016 were $0.1 million Foreign currency translation losses in fiscal years 2015 and 2014 were $0.4 million and $0.3 million, respectively.

Gains and losses resulting from transactions that are denominated in currencies other than the applicable unit’s functional currency are included in the operating results of the Company and were losses of $0.1 million for the years ended September 30, 2016, 2015, and 2014.

Advertising and Promotional Materials

Advertising and promotional costs are expensed as incurred and amounted to $0.6 million, $0.1 million and $0.8 million in fiscal years 2016, 2015 and 2014, respectively.

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

Segment Information and Revenue by Geographic Location

The Company has determined that it has only one reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and operating results. See Note 10 for information about the Company’s revenue by geographic operations.

Guarantees and Indemnifications

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. The Company has never incurred significant expense under its product or service warranties and does not expect to do so in the future. As a result, the Company believes its exposure related to these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2016 or 2015.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of September 30, 2016 or 2015.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of September 30, 2016 or 2015.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy limits the Company’s exposure and would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage for directors, the Company believes its exposure related to these indemnification agreements is minimal. The Company has no liabilities recorded for these potential obligations as of September 30, 2016 or 2015.

Research and Development Costs

Research and development costs are expensed as incurred to the extent the costs do not meet the capitalization requirements.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the potential impacts of this new guidance on the Company’s consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects of how share-based payments are accounted for and presented in financial statements. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect this standard will have on the Company’s consolidated financial statements and related disclosures.

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

There were no impairment charges recognized during the fiscal year 2016. During the first quarter of fiscal 2015, the Company identified several events, that when combined, were determined to require an interim impairment test. These events consisted of a material decrease in revenue compared to prior year and compared to the prior quarter which resulted in a decision to pre-release earnings information; necessary operational changes within the Sales Organization which drove a shift in our sales approach; and a sustained decrease in share price.

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

The Company then performed Step 2 of the impairment test, noting fair value of the long-lived assets (other than goodwill), of $3.0 million, was less than the carrying amount of those assets and, as a result, recorded a non-cash, pre-tax impairment charge of $10.3 million during the first fiscal quarter of 2015. The Company then determined the implied value of goodwill was $6.7 million, which was less than its carrying value and, as a result, the Company recognized a non-cash, pre-tax charge of $21.7 million during the first fiscal quarter of 2015. These impairment charges are included under the caption "Impairment of goodwill and long-lived assets" in our consolidated statements of operations.

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

The following table presents the changes in the carrying amount of our goodwill (in thousands):

Balance at September 30, 2014	$28,383
Goodwill impairment	(21,698)
Balance at September 30, 2015	6,685
Goodwill impairment	-
Balance at September 30, 2016	$6,685

NOTE 3. ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2016 and 2015:

	September 30,
	2016	2015

Royalties and commissions	$845	$999
Payroll and related expenses	609	693
Professional fees and consulting	346	368
Other	519	596
Total	$2,319	$2,656

NOTE 4. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire at various dates through 2022. The lease agreements generally provide for the payment of minimum annual rentals, pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was $1.1 million for fiscal year 2016 and $1.0 million for both fiscal years 2015 and 2014. At September 30, 2016, deferred rent totaled $0.4 million, which is included under the caption “Other long-term liabilities” in the Company’s consolidated balance sheets, for the year ended September 30, 2016. There was no deferred rent for the year ended September 30, 2015. Certain of the Company's facility leases include options to renew.

As of September 30, 2016, future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

Years Ending September 30,
2017	$889
2018	675
2019	675
2020	575
2021	576
Thereafter	733
Total future minimum lease payments	$4,123

Royalties

Royalty expense included in cost of software licenses was $0.7 million, $0.6 million and $0.4 million for the years ended September 30, 2016, 2015 and 2014, respectively. Minimum royalty obligations were insignificant for fiscal years 2016, 2015 and 2014.

Contingencies

From time to time, the Company is subject to claims and may be party to actions that arise in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 5. RESTRUCTURING CHARGES

During fiscal year 2015, the Company undertook restructuring efforts to (i) lower expenses by reducing the investment in legacy solutions and realigning international operations, primarily impacting engineering and product development, and (ii) further reduce the workforce across all functional areas of the Company in an effort to rebalance investments to match the go-to-market model. The restructuring efforts began during the quarter ended December 31, 2014 and continued during the quarter ended March 31, 2015, when the remaining employees impacted by the restructuring were notified. The Company recorded restructuring charges of $1.8 million during fiscal year 2015 including severance and related benefit costs related to workforce reductions. The Company completed all restructuring actions associated with these plans during fiscal year 2015. The Company did not undertake any restructuring efforts during fiscal 2016.

The following table presents the changes in the accrual for restructuring charges, which is included under the caption “Accrued expenses” in our consolidated balance sheets, as of September 30, 2015 (in thousands):

Balance at September 30, 2014	$-
Charges	1,786
Payments	(1,555)
Balance at September 30, 2015	231
Charges	-
Payments	(231)
Balance at September 30, 2016	$-

The following table presents restructuring charges included in our consolidated statements of operations, for the year ended September 30, 2015 (in thousands):

Cost of maintenance and services	$401
Sales and marketing	804
Engineering and product development	345
General and administrative	236
Total	$1,786

NOTE 6. INCOME TAXES

Loss from operations before income taxes consists of the following for the years ended September 30:

	2016	2015	2014
	(In thousands)

Domestic	$(11,227)	$(45,812)	$(17,533)
Foreign	(1,932)	(6,699)	(5,369)

Total	$(13,159)	$(52,511)	$(22,902)

The (provision) benefit for income taxes consisted of the following for the years ended September 30:

	2016	2015	2014
	(In thousands)

Current:
Federal	$66	$53	$8
State	12	4	(12)
Foreign	16	-	-
	94	57	(4)

Deferred:
Federal	(4,766)	(5,975)	4,890
State	(397)	(853)	882
Foreign	(861)	3,221	(176)
Change in valuation allowance	4,457	6,274	(5,073)
	(1,567)	2,667	523

Total (provision) benefit	$(1,473)	$2,724	$519

At September 30, 2016, the Company had U.S. federal tax loss carryforwards of $50.2 million, expiring at various dates through 2036, including $0.2 million resulting from an acquisition during 2004 which are subject to additional annual limitations as a result of the changes in ownership, and had $28.5 million in state tax loss carryforwards, which also expire at various dates through 2036. Included in the Federal and state net operating loss carryforwards are $7.6 million of tax deductions from share based compensation, which will be recorded as additional paid-in capital when realized. These loss carryforwards are available to reduce future federal, state and foreign taxable income but are subject to review and possible adjustment by the appropriate taxing authorities. The loss carryforwards, which may be utilized in any future period, may be subject to limitations based upon changes in the ownership of the Company’s stock. An alternative minimum tax credit of $7,000 is available to offset future regular federal taxes. Federal research and development credits of $1.0 million expire beginning in 2021. State research and development credits of $0.1 million expire at various years through 2030. In addition, the Company has the following net operating loss carryforwards: U.K. losses of $9.8 million with no expiration date, Australia losses of $3.5 million with no expiration date, Germany losses of $2.2 million with no expiration date, Singapore losses of $2.9 million with no expiration date, and Sweden losses of $10.6 million with no expiration date.

The components of the Company’s net deferred tax assets are as follows at September 30:

	2016	2015
	(In thousands)

Deferred tax liabilities:
Prepaid expenses	$(296)	$(271)
Acquired intangibles	(608)	(688)
	(904)	(959)
Deferred tax assets:
Net operating loss carryforwards	23,134	19,044
Research and development credits	1,316	955
Alternative minimum tax credits	7	7
Accounts and notes receivable reserves	18	52
Depreciation and amortization	2,709	2,538
Deferred rent	138	-
Other	306	265
	27,628	22,861

Total	26,724	21,902

Valuation allowance	(26,724)	(20,337)

Deferred tax asset, net	$-	$1,565

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

During the fiscal year ended September 30, 2016, the Company reassessed its valuation allowance assertion with regards to Datawatch AB, the Company’s subsidiary located in Sweden. The Company analyzed forecasted profits, carryback potential, tax planning strategies, and the reversal of existing taxable temporary differences of the same type in the same period.  Factors the Company considered were as follows:

•	History of net operating losses in Sweden;
•	The Company’s revised forecast indicates that its Sweden subsidiary will not achieve profitability with certainty in the foreseeable future;
•	Net operating losses have no expiration period;
•	The Swedish subsidiary has no carryback potential;
•	The Swedish subsidiary has no tax planning strategies available to recognize its deferred tax assets; and
•	Reversal temporary differences in Sweden will not allow the Swedish subsidiary to utilize its existing deferred tax assets.

Although the Swedish subsidiary has no expiration on its net operating loss carryovers, the negative evidence noted above outweighs this positive evidence. Accordingly, the Company has recorded a full valuation allowance on its deferred tax assets in Sweden during the fiscal year ended September 30, 2016.

The assumptions underlying the valuation allowance require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is using to manage the underlying business. The Company had tax losses in each of the fiscal years 2016, 2015 and 2014. Accordingly, as of September 30, 2016, the Company determined that it is more likely than not that the deferred tax assets will not be realized in all of its jurisdictions and a full valuation allowance has been recorded in the U.S., U.K., Australia, Germany, Singapore, and Sweden.

The following table reconciles the Company’s tax (provision) benefit based on its effective tax rate to its tax (provision) benefit based on the federal statutory rate of 34% for the years ended September 30, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
	(In thousands)

Benefit at federal statutory rate	$4,470	$17,853	$7,757
State, net of federal impact	264	579	474
Foreign income taxes	204	(555)	642
Valuation allowance increase	(6,385)	(6,164)	(5,073)
Return to provision adjustments	345	(621)	(48)
Foreign rate change	-	-	(394)
Stock-based compensation	(545)	(946)	(1,103)
NOL adjustment due to subsidiary liquidation	-	-	(1,345)
Acquisition costs	-	-	(59)
Change in uncertain tax positions	105	67	386
IRS audit adjustments	-	-	(535)
Goodwill and intangible asset impairment	-	(7,377)	-
Other	69	(112)	(183)

Income tax (expense) benefit	$(1,473)	$2,724	$519

Provision for Uncertain Tax Positions

The Company applies the accounting requirements for uncertain tax positions which provide a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In accordance with these requirements, the Company first determines whether a tax authority would “more likely than not” sustain its tax position if it were to audit the position with full knowledge of all the relevant facts and other information. For those tax positions that meet this threshold, the Company measures the amount of tax benefit based on the largest amount of tax benefit that the Company has a greater than 50 percent chance of realizing in a final settlement with the relevant authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations.

At September 30, 2015, the Company had a cumulative tax liability of $0.3 million related to federal, state, and foreign tax exposure that could result in cash payments. The Company decreased the tax liability by $0.1 million during the fiscal year ended September 30, 2016. The decrease related to the statute of limitations expiring on U.S. and foreign uncertain tax positions. The Company does not expect its tax liability to change significantly during the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its consolidated statements of operations. The Company has not accrued interest or penalties associated with this liability for the fiscal year ended September 30, 2016.

The Company’s unrecognized tax benefits (before consideration of any valuation allowance) represent differences between tax positions taken by the Company in its various consolidated and separate worldwide tax returns and the benefits recognized and measured for uncertain tax positions. This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The change in the unrecognized tax benefits during the fiscal year ended September 30, 2016 was as follows (in thousands):

Balance at September 30, 2014	$335
Additions/Reductions for prior year tax positions	(66)
Balance at September 30, 2015	269
Reductions for prior year tax positions	(114)
Balance at September 30, 2016	$155

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such jurisdictions as the United Kingdom, Germany, Singapore, Australia and the United States, and as a result, files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The fiscal years ended September 30, 2013 through September 30, 2015 are generally still open to examination in the jurisdictions listed above. The Company was under audit by the Internal Revenue Service for the fiscal year ended September 30, 2011. The audit was completed during the fourth quarter ended September 30,2014 and resulted in the reduction of $0.5 million related to research credits, AMT credits, and NOL carryforwards which had a full valuation. The Company did not have to make any cash payments as a result of this audit.

NOTE 7. SHARE-BASED COMPENSATION

The Company provides its employees, officers, consultants and directors with stock options, restricted stock units (“RSUs”) and other stock rights for common stock of the Company on a discretionary basis. All option and RSU grants are subject to the terms and conditions determined by the Compensation and Stock Committee of the Board of Directors (the “Committee”), and generally vest over a three-year period and expire either seven or ten years from the date of grant. All awards granted during the year ended September 30, 2016 were granted under the Company’s Second Amended and Restated Equity Compensation and Incentive Plan (the “2011 Plan”). At September 30, 2016, a total of 2,275,392 shares were authorized for issuance under the 2011 Plan and 176,904 shares remained available for future issuance thereunder.

On January 20, 2006, the Company established the Datawatch Corporation 2006 Equity Compensation and Incentive Plan (the “2006 Plan”) which provides for the granting of both incentive stock options and non-qualified options, the award of Company common stock and opportunities to make direct purchases of Company common stock, as determined by the Committee. Options pursuant to this plan were available to be granted through April 26, 2011 and vest as specified by the Committee.

On April 26, 2011, the Company established the 2011 Plan which provides for the granting of both incentive stock options and non-qualified options, the award of restricted stock, RSUs, and any other equity-based interests (collectively, “Stock Rights”), as determined by the Committee. Options pursuant to this plan may be granted through April 25, 2021 and shall vest as specified by the committee.

Under the 2006 Plan and 2011 Plan, stock options are granted at exercise prices not less than the fair market value of the underlying common stock at the date of grant. All of the Company’s share-based awards are accounted for as equity instruments and there have been no liability awards granted. Share-based compensation expense for share-based payment awards, issued to employees and directors, is measured based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. Share-based compensation expense for share-based payment awards, issued to non-employees, is revalued each fiscal quarter based on the current fair value of the award and recognized on over the requisite period of the award.

The following table presents share-based compensation expenses included in our audited consolidated statements of operations (in thousands):

	Years Ended
	September 30,
	2016	2015	2014
	(In thousands)
Cost of maintenance and services	$37	$63	$143
Sales and marketing	1,028	3,110	5,243
Engineering and product development	359	417	1,585
General and administrative	1,407	1,143	1,475
Total	$2,831	$4,733	$8,446

Stock Options

The Company estimates the fair value of each share-based award (except RSUs, which are discussed below) using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. No options were granted by the Company in the fiscal years 2016 and 2015. The total intrinsic value of options exercised during the years ended September 30, 2016, 2015 and 2014 was $15,000, $0.1 million and $0.7 million, respectively. Total cash received from option exercises during the years ended September 30, 2016, 2015 and 2014 was $0.1 million, $0.1 million and $0.2 million, respectively. There was no tax benefit realized from stock option exercised during the years ended September 30, 2016 and 2015. The tax benefit realized from stock options exercised during the fiscal year 2014 was $24,000. As of September 30, 2016, there was no unrecognized compensation cost related to non-vested stock option arrangements. Many of the assumptions used in the determination of share-based compensation expense are judgmental and highly volatile.

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

The following table is a summary of combined stock option activity under the 2006 Plan and the 2011 Plan:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of Options	Price Per Share	Life (In years)	Value (In thousands)

Outstanding, September 30, 2013	363,209	$5.76	4.33	$8,042
Granted	-	-	-	-
Canceled/Forfeited	-	-	-	-
Exercised	(42,709)	4.18	-	719
Outstanding, September 30, 2014	320,500	$5.97	3.74	$1,572
Granted	-	-	-	-
Canceled/Forfeited	-	-	-	-
Exercised	(18,000)	2.91	0.89	71
Outstanding, September 30, 2015	302,500	$6.15	2.86	$446
Granted	-	-	-	-
Canceled/Forfeited	(5,000)	3.61	-	7
Exercised	(22,500)	4.73	1.00	15
Outstanding, September 30, 2016	275,000	$6.31	5.01	$715
Exercisable, September 30, 2016	275,000	$6.31	5.01	$715
Unvested awards expected to vest, September 30, 2016	-	$-	-	$-

The following table presents weighted-average price and life information regarding options outstanding and exercisable at September 30, 2016:

Outstanding				Exercisable
		Weighted-			-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise		Exercise
Prices	Shares	Life (Years)	Price	Shares	Price

$3.46	150,000	4.37	$3.46	150,000	$3.46
$4.97	50,000	4.57	4.97	50,000	4.97
$12.92	75,000	6.56	12.92	75,000	12.92

	275,000	5.01	$6.31	275,000	$6.31

Restricted Stock Units

The Company periodically grants awards of restricted stock units to its non-employee directors employees on a discretionary basis pursuant to its stock compensation plans. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at September 30, 2016 was 609,565. Most RSUs vest at the rate of 33.33% on each of the first through third anniversaries of the grant date.

The fair value related to the RSUs was calculated based primarily on the closing stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to sales and marketing, engineering and product development, professional services and general and administrative expense. The fair values of the RSUs granted in fiscal years 2016, 2015 and 2014 were $2.7 million (or $5.36 weighted-average fair value per share), $2.0 million (or $7.59 weighted-average fair value per share) and $6.0 million (or $19.98 weighted-average fair value per share), respectively. The Company recorded compensation expense related to RSUs of $2.7 million, $4.5 million and $8.2 million during the years ended September 30, 2016, 2015 and 2014, respectively. These amounts are included in the total share-based compensation expense disclosed above. As of September 30, 2016, there was $3.0 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.91 years.

The following table presents nonvested RSU information for the fiscal years ended September 30, 2016, 2015 and 2014

Number of
RSUs
Outstanding

Nonvested, September 30, 2014	740,011
Granted	444,068
Canceled/Forfeited	(281,516)
Vested	(332,999)

Nonvested, September 30, 2015	569,564
Granted	506,800
Canceled/Forfeited	(191,364)
Vested	(275,435)
Nonvested, September 30, 2016	609,565

Note 8. RETIREMENT SAVINGS PLAN

The Company has a 401(k) retirement savings plan covering substantially all of the Company’s full-time U.S. employees. Under the provisions of the plan, employees may contribute a portion of their compensation, subject to certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company did not make any contributions to the 401(k) retirement savings plan in fiscal 2016, 2015 or 2014.

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

The Company conducts operations in the U.S. and internationally. The following table presents information about the Company’s geographic operations (in thousands):

	Domestic	International	Total

Total Revenue

Year ended September 30, 2016	$26,055	$4,407	$30,462
Year ended September 30, 2015	$23,793	$6,428	$30,221
Year ended September 30, 2014	$29,071	$6,016	$35,087

Total Operating Loss

Year ended September 30, 2016	$(9,380)	$(3,749)	$(13,129)
Year ended September 30, 2015	$(45,816)	$(6,626)	$(52,442)
Year ended September 30, 2014	$(15,407)	$(6,258)	$(21,665)
		.
Total Long-Lived Assets
At September 30, 2016	$11,126	$74	$11,200
At September 30, 2015	$14,515	$160	$14,675

Note 11. SUBSEQUENT EVENTS

The Company has evaluated all events and transactions that occurred after the balance sheet date and through the date that the consolidated financial statements were available to be issued noting none that require recognition or disclosure.

Note 12. QUARTERLY RESULTS (UNAUDITED)

Supplementary Information:

	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Year Ended September 30, 2016:
Software license revenue	$3,147	$3,645	$3,669	$4,758
Maintenance revenue	3,602	3,480	3,335	3,498
Professional services revenue	306	299	372	351
Cost of software licenses	689	499	879	761
Cost of maintenance and services	598	610	499	470
Expenses	9,809	9,792	9,562	9,423
Loss from operations	(4,041)	(3,477)	(3,564)	(2,047)
Net loss	(3,964)	(3,362)	(5,374)	(1,932)

Net loss per share – basic	$(0.34)	$(0.29)	$(0.45)	$(0.16)
Net loss per share – diluted	$(0.34)	$(0.29)	$(0.45)	$(0.16)

Year Ended September 30, 2015:
Software license revenue	$3,175	$3,911	$4,117	$4,101
Maintenance revenue	3,409	3,296	3,311	3,513
Professional services revenue	377	255	348	408
Cost of software licenses	861	721	697	723
Cost of maintenance and services	892	1,084	557	589
Expenses	44,661	11,423	10,705	9,750
Loss from operations	(39,453)	(5,766)	(4,183)	(3,040)
Net loss	(36,876)	(5,809)	(4,123)	(2,979)

Net loss per share – basic	$(3.31)	$(0.51)	$(0.36)	$(0.26)
Net loss per share – diluted	$(3.31)	$(0.51)	$(0.36)	$(0.26)

Year Ended September 30, 2014:
Software license revenue	$5,433	$4,375	$5,580	$5,239
Maintenance revenue	2,993	3,127	3,236	3,489
Professional services revenue	383	498	412	322
Cost of software licenses	990	1,024	999	1,000
Cost of maintenance and services	849	634	979	889
Expenses	12,427	12,233	12,368	12,360
Loss from operations	(5,457)	(5,891)	(5,118)	(5,199)
Net loss	(5,614)	(6,737)	(5,157)	(4,875)

Net loss per share – basic	$(0.66)	$(0.70)	$(0.48)	$(0.40)
Net loss per share – diluted	$(0.66)	$(0.70)	$(0.48)	$(0.40)

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework. Based on our assessment, management concluded that, as of September 30, 2016, our internal control over financial reporting was effective based on those criteria.

(c)	Changes in Internal Control Over Financial Reporting

As a result of the evaluation completed by management, and in which the principal executive officer and principal financial officer participated, we have concluded that there were no changes during the fiscal year ended September 30, 2016 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions “Election of Directors” and “Information Concerning Executive Officers” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2016 is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Compensation of Directors” and “Executive Compensation” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2016 is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Equity Incentive Plan Information” in Item 5 of this Annual Report on Form 10-K and under the caption “Principal Holders of Voting Securities” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2016 is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Certain Relationships and Related Person Transactions” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2016 is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firms and Fees” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2016 is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)	1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2016 and 2015

Consolidated Statements of Operations for the Years Ended September 30, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Loss for the Years Ended September 30, 2016, 2015 and 2014

Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended September 30, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

3. List of Exhibits

	Ex. No.	Description

(1)	3.1	Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(4)	3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(11)	3.3	Amended and Restated By-Laws of the Registrant (Exhibit 3.1)
(1)	4.1	Specimen certificate representing the Common Stock (Exhibit 4.4)
(2)	10.6	Indemnification Agreement between The Registrant and Richard de J. Osborne, dated January 12, 2001 (Exhibit 10.2)
(3)	10.7	Form of Indemnification Agreement between The Registrant and each of its Non-Employee Directors (Exhibit 10.1)
(3)	10.8*	Advisory Agreement, dated April 5, 2001, by and between The Registrant and Richard de J. Osborne (Exhibit 10.2)
(5)	10.9*	2006 Equity Compensation and Incentive Plan
(6)	10.10*	Form of Non-Qualified Stock Option Agreement for Directors under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.26)
(6)	10.11*	Form of Non-Qualified Stock Option Agreement for Officers under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.27)
(6)	10.12*	Form of Incentive Stock Option Agreement for Officers under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.28)
(7)	10.13*	Form of Restricted Stock Unit Agreement for Directors under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.1)
(8)	10.14*	Executive Agreement dated March 4, 2011 by and between Michael A. Morrison and The Registrant (Exhibit 10.1)
(9)	10.15*	Second Amended and Restated 2011 Equity Compensation and Incentive Plan
(10)	10.16*	Form of Restricted Stock Unit Agreement for Directors and Executives under the 2011 Equity Compensation and Incentive Plan (Exhibit 10.29)
(10)	10.17*	Form of Restricted Stock Unit Agreement for Employees under the 2011 Equity Compensation and Incentive Plan (Exhibit 10.30)
(10)	10.18*	Form of Non-Qualified Stock Option Agreement under the 2011 Equity Compensation and Incentive Plan (Exhibit 10.31)

(10)	10.19*	Form of Incentive Stock Option Agreement under the 2011 Equity Compensation and Incentive Plan (Exhibit 10.32)
(15)	10.20	Lease, dated June 23, 2015, between DIV Bedford, LLC and The Registrant (Exhibit 10.1)
(14)	10.21*	Executive Agreement dated April 23, 2013 by and between James Eliason and The Registrant (Exhibit 10.1)
(12)	10.23*	Executive Agreement dated October 14, 2014 by and between Sanjay Mistry and The Registrant (Exhibit 10.28)
(13)	10.24*	Severance Agreement dated July 19, 2016 by and between Ken Tacelli and The Registrant (Exhibit 10.1)
(16)	10.25	Cooperation Agreement dated April 21, 2016 by and among Potrero Capital Research, LLC, Potrero Capital Research Partners, LP, Potrero Capital Research Partners II, LP, Jack Ripsteen and The Registrant (Exhibit 10.1)
	21.1	Subsidiaries of the Registrant (filed herewith)
	23.1	Consent of RSM US LLP (filed herewith)
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
	101	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL).

*	Indicates a management contract or compensatory plan or contract.

Note: The number given in parenthesis next to each item listed above indicates the corresponding exhibit in each filing listed below.
(1)	Previously filed as an exhibit to Registration Statement 33-46290 on Form S-1 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated February 2, 2001 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference.
(5)	Previously filed as Appendix A to Registrant’s Definitive Proxy Statement dated January 30, 2006 and incorporated herein by reference.
(6)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated August 2, 2007 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 10, 2011 and incorporated herein by reference.
(9)	Previously filed as Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A dated January 28, 2014 and incorporated herein by reference.
(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 10-K for the fiscal year ended September 30, 2011 and incorporated herein by reference.
(11)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated August 28, 2013 and incorporated herein by reference.
(12)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated July 25, 2016 and incorporated herein by reference.
(14)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated April 25, 2013 and incorporated herein by reference.
(15)	Filed herewith.
(16)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated April 22, 2016 and incorporated herein by reference.

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

Datawatch Corporation

Date: November 10, 2016	By:	/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael A. Morrison	Principal Executive Officer and Director	November 10, 2016
Michael A. Morrison

/s/ James L. Eliason	Principal Financial Officer and Principal Accounting Officer	November 10, 2016
James L. Eliason

/s/ Richard de J. Osborne	Chairman of the Board	November 10, 2016
Richard de J. Osborne

/s/ David C. Mahoney	Vice Chairman of the Board	November 10, 2016
David C. Mahoney

/s/ Christopher T. Cox	Director	November 10, 2016
Christopher T. Cox

/s/ Thomas H. Kelly	Director	November 10, 2016
Thomas H. Kelly

/s/ Joan McArdle	Director	November 10, 2016
Joan McArdle

/s/ Randy Seidl	Director	November 10, 2016
Randy Seidl

/s/ Charles Gillman	Director	November 10, 2016
Charles Gillman

/s/ Donald Friedman	Director	November 10, 2016
Donald Friedman

