Form 10-Q
period 2016-12-31
DATAWATCH CORP
filed 2017-01-27
CIK 792130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of January 25, 2017 was 11,993,810.

DATAWATCH CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

PART I: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DATAWATCH CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	December 31,	September 30,
	2016	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,285	$28,034
Accounts receivable, net of allowance for doubtful accounts of $35 and $28 as of December 31, 2016 and September 30, 2016, respectively	7,040	6,932
Prepaid expenses and other current assets	2,397	2,265
Total current assets	35,722	37,231

Property and equipment, net	1,211	1,210
Acquired intellectual property, net	1,502	1,998
Other intangible assets, net	1,038	1,061
Goodwill and indefinite-lived assets	6,685	6,685
Other long-term assets	245	246
Total assets	$46,403	$48,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,501	$1,758
Accrued expenses	2,005	2,319
Deferred revenue	10,038	9,630
Total current liabilities	13,544	13,707

LONG-TERM LIABILITIES:
Deferred revenue, long-term	164	237
Other long-term liabilities	497	529
Total long-term liabilities	661	766
Total liabilities	14,205	14,473

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01; authorized: 20,000,000 shares; issued and outstanding: 12,008,056 shares and 11,993,810 shares, respectively, as of December 31, 2016 and 11,938,032 shares and 11,923,786 shares, respectively, as of September 30, 2016	120	119
Additional paid-in capital	143,097	142,668
Accumulated deficit	(109,054)	(106,823)
Accumulated other comprehensive loss	(1,825)	(1,866)
	32,338	34,098
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	32,198	33,958

Total liabilities and shareholders’ equity	$46,403	$48,431

The accompanying notes are an integral part of the consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	December 31,
	2016	2015
REVENUE:
Software licenses	$4,357	$3,147
Maintenance	3,555	3,602
Professional services	321	306
Total revenues	8,233	7,055

COSTS AND EXPENSES:
Cost of software licenses	703	689
Cost of maintenance and services (1)	532	598
Sales and marketing (1)	4,747	5,748
Engineering and product development (1)	2,203	1,827
General and administrative (1)	2,215	2,234
Total costs and expenses	10,400	11,096

LOSS FROM OPERATIONS	(2,167)	(4,041)

Other income	15	3
Foreign currency transaction loss	(77)	(27)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(2,229)	(4,065)
Income tax (expense) benefit	(2)	101

NET LOSS	$(2,231)	$(3,964)

Net loss per share – basic:	$(0.19)	$(0.34)
Net loss per share – diluted:	$(0.19)	$(0.34)

Weighted-average shares outstanding – basic	11,951	11,635
Weighted-average shares outstanding – diluted	11,951	11,635

(1) Includes share-based compensation as follows:

Cost of maintenance and services	$4	$18
Sales and marketing	79	516
Engineering and product development	82	85
General and administrative	266	404
	$431	$1,023

The accompanying notes are an integral part of the consolidated financial statements.

2

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three Months Ended
	December 31,
	2016	2015

Net loss	$(2,231)	$(3,964)
Other comprehensive gain (loss):
Foreign currency translation adjustments	41	(8)
Comprehensive loss	$(2,190)	$(3,972)

The accompanying notes are an integral part of the consolidated financial statements.

 DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,231)	$(3,964)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	619	646
Share-based compensation expense	431	1,023
Deferred income taxes	-	(108)
Changes in operating assets and liabilities:
Accounts receivable	(140)	1,949
Prepaid expenses and other assets	(179)	(250)
Accounts payable, accrued expenses and other liabilities	(526)	(986)
Deferred revenue	392	(83)
Cash used in operating activities	(1,634)	(1,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(104)	(414)
Cash used in investing activities	(104)	(414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	70
Cash provided by financing activities	-	70

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(11)	(22)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,749)	(2,139)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,034	35,162
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,285	$33,023

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-

Income taxes paid	$3	$5

These notes are an integral part of the consolidated financial statement

DATAWATCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS

Datawatch Corporation (the “Company” or “Datawatch”) is a Delaware corporation, formed in 1986, with executive offices located at 4 Crosby Drive, Bedford, MA 01730. The Company provides self-service data preparation and visual data discovery software.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Datawatch and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016 filed with the SEC. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 30, 2016, and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

The Company classified its cash equivalents, which primarily include money market mutual funds of $16.4 million and $18.8 million as of December 31, 2016 and September 30, 2016, respectively, within Level 2 of the fair value hierarchy.

As of December 31, 2016 and September 30, 2016, the Company’s assets that are measured on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	December 31, 2016			September 30, 2016
	Fair Value Measurement			Fair Value Measurement
	Using Input Types			Using Input Types
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$-	$16,386	$-	$-	$18,771	$-
Total	$-	$16,386	$-	$-	$18,771	$-

Non-financial assets such as goodwill and long-lived assets are also subject to non-recurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset and are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) guidance on fair value measurement.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire at various dates through 2022. The lease agreements generally provide for the payment of minimum annual rentals and pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was $0.3 and $0.2 million for the three months ended December 31, 2016 and 2015, respectively. At December 31, 2016 and September 30, 2016, deferred rent of $0.3 and $0.4 million, respectively, is included under the caption “Other long-term liabilities” in our consolidated balance sheets. Certain of the Company's facility leases include options to renew.

Royalties

Royalty expense included in cost of software license was $0.2 and $0.1 million for the three months ended December 31, 2016 and 2015, respectively. Minimum royalty obligations were insignificant for the three months ended December 31, 2016 and 2015.

Contingencies

From time to time, the Company is subject to claims and may be party to actions that arise in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 5. INCOME TAXES

During the three months ended December 31, 2016, the Company recorded a tax expense of $2,000, primarily related to estimated state taxes. During the three months ended December 31, 2015, the Company recorded a tax benefit of $0.1 million, primarily related to the change in the deferred tax asset in Sweden as a result of losses generated in Sweden, estimated state taxes and accrued interest on uncertain tax positions.

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through 2036.  Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets.  Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations.  Management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets in the United States, United Kingdom, Australia, Germany, Singapore, and Sweden at December 31, 2016 and September 30, 2016.

At September 30, 2016, the Company had a cumulative tax liability of $0.2 million related to foreign tax exposure that could result in cash payments.  There were no significant changes to the Company’s uncertain tax positions during the three months ended December 31, 2016.

NOTE 6. CALCULATION OF NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, unexercised stock options and common shares in respect of unvested restricted stock awards are considered common equivalents in periods in which they have a dilutive effect. Unexercised stock options and common shares in respect of unvested restricted stock awards that are anti-dilutive are excluded from the calculation.

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	December 31,
	2016	2015

Net loss	$(2,231)	$(3,964)

Weighted-average number of common shares outstanding	11,951	11,635

Net loss per share	$(0.19)	$(0.34)

For the three months ended December 31, 2016 and 2015 all common equivalents were anti-dilutive as a result of the Company’s net loss position. As such, 269,387 shares and 143,590 shares, have not been included in the calculation of basic or diluted net loss per share, for the three months ended December 31, 2016 and 2015, respectively.

NOTE 7. SHARE-BASED COMPENSATION

The Company provides its employees, officers, consultants and directors with stock options, restricted stock units (“RSUs”) and other stock rights for common stock of the Company on a discretionary basis. All grants of options and RSUs are subject to the terms and conditions determined by the Compensation and Stock Committee of the Board of Directors (the “Committee”), and generally vest over a three-year period and expire either seven or ten years from the date of grant. All awards granted during the three months ended December 31, 2016 were granted under the Company’s Second Amended and Restated Equity Compensation and Incentive Plan (the “2011 Plan”). At December 31, 2016, there were 187,902 shares available for future issuance under the 2011 Plan.

Under the 2011 Plan, stock options are granted at exercise prices not less than the fair market value of the underlying common stock at the date of grant. All of the Company’s share-based awards are accounted for as equity instruments and there have been no liability awards granted. Share-based compensation expense for share-based payment awards, issued to employees and directors, is measured based on the grant-date fair value of the award and recognized on a straight-line basis over the vesting period of the award. Share-based compensation expense for share-based payment awards, issued to non-employees, is revalued each fiscal quarter based on the current fair value of the award and recognized on a straight-line basis over the vesting period of the award.

Stock Options

The Company estimates the fair value of each stock option grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.

The following table is a summary of combined activity for all of the Company’s stock options:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of Options	Price Per Share	Life (In years)	Value (In thousands)

Outstanding, September 30, 2016	275,000	$6.31	2.00	$715
Granted	-	-	-	-
Canceled/Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2016	275,000	$6.31	1.75	$333
Exercisable, December 31, 2016	275,000	$6.31	1.75	$333
Unvested awards expected to vest, December 31, 2016	-	$-	-	$-

 Restricted Stock Units

The fair value related to RSUs issued to employees and directors, is calculated based on the closing stock price of the Company’s common stock on the date of the grant. The fair value related to RSUs issued to non-employees, is revalued each fiscal quarter, based on the current closing stock price of the Company’s common stock.

The following table presents nonvested RSU information for the three months ended December 31, 2016:

Number of
RSUs
Outstanding
Nonvested, September 30, 2016	609,565
Granted	44,000
Canceled/Forfeited	(54,998)
Vested	(70,024)
Nonvested, December 31, 2016	528,543

NOTE 8. SEGMENT INFORMATION AND REVENUE BY GEOGRAPHIC LOCATION

The Company has determined that it has only one reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and operating results.

The Company conducts operations in the United States and internationally. The following table presents information about the Company’s geographic operations (in thousands):

	Domestic	International	Total

Total Revenue

Three months ended December 31, 2016	$6,935	$1,298	$8,233
Three months ended December 31, 2015	$6,042	$1,013	$7,055

Total Operating Loss

Three months ended December 31, 2016	$(1,327)	$(840)	$(2,167)
Three months ended December 31, 2015	$(2,920)	$(1,121)	$(4,041)

Total Long-Lived Assets
At December 31, 2016	$10,606	$76	$10,682
At September 30, 2016	$11,126	$74	$11,200

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-18, Restricted Cash, which requires a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the potential impacts of this new guidance on the Company’s consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the potential impacts of this new guidance on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the potential impacts of this new guidance on the Company’s consolidated financial statements and related disclosures.

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

On August 27, 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The standard is effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the effect that the standard will have on the Company’s consolidated financial statements and related disclosures.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We do not provide forecasts of our future financial performance. However, from time to time, information we provide or statements made by our employees may contain “forward looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward looking statements. Our actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, and in Item 1A of Part II of this Quarterly Report on Form 10-Q, as well as the accuracy of our internal estimates of revenue and operating expense levels.

Introduction

We are engaged in the design, development, marketing, distribution and support of business computer software primarily for the self-service data preparation and visual data discovery markets to allow organizations to access, prepare, cleanse, blend and analyze information quickly and easily.  The Datawatch Monarch Platform is an enterprise solution that bridges the gap between the ease-of-use and agility that business users demand together with the scalability, automation and governance needed by IT.

Our principal product line of solutions includes the following products:

Datawatch Monarch™ — Access and Prepare Data from Virtually Any Source

The Datawatch Monarch family of products includes Datawatch Monarch Complete and Datawatch Monarch Server.

Datawatch Monarch Complete (consisting of Monarch Data Prep Studio and Monarch Classic) is a self-service data preparation tool which lets users quickly and easily explore, manipulate and blend disparate data sets and prepare them for operational processes or visual analytics. With Datawatch Monarch Complete, users can bring to life all the data that is needed to manage the business, whether that information is stored in structured, relational sources like databases, or in less conventional places like unstructured or semi-structured content including PDF, XML, JSON, HTML, text, spool and ASCII files.

Datawatch Monarch Server extends the data preparation capabilities of Monarch Complete to provide a comprehensive, enterprise-wide solution.  With Monarch Server Automation (“Automator”), models created with Monarch Complete on the desktop can be stored and shared on a centrally managed server that runs on premise.  Data preparation tasks can be fully automated and prepared data delivered to all users and systems. Datawatch Report Mining Server (“RMS”) integrates with any existing enterprise content management system such as Datawatch Report Manager On-Demand, IBM Content Manager On-Demand, Microsoft SharePoint, Hyland OnBase, ASG Mobius ViewDirect and others

Datawatch Panopticon™ — Visually Design, Discover and Explore New Insights

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

Our significant accounting policies are described in Note 1 to the consolidated financial statements for the fiscal year ended September 30, 2016 included in our previously filed Form 10-K. There have been no material changes to the accounting policies for the three months ended December 31, 2016.

OVERVIEW

During the first quarter of fiscal 2017, we realized increases in revenue, improvement in our bottom line results, the addition of important new customers and growth in the number of long time Monarch customers who are investing in our new Monarch self-service data preparation platform. During the first quarter of fiscal 2017, we added 188 new customers for our Monarch self-service data preparation platform, which was an increase of almost 50% over the number of new Monarch customers added in the first quarter of fiscal 2016. Two important operational metrics are the number of six-figure deals and the average deal size for license sales greater than $10,000. The number of six-figure deals increased from four deals for the three months ended December 31, 2015 to seven deals for three months ended December 31, 2016. The average deal size for license sales greater than $10,000 increased approximately 38% from $29,000 for the three months ended December 31, 2015 to $40,000 for the three months ended December 31, 2016.

Sales execution

Overall revenue increased by $1.2 million compared to the same quarter last fiscal year. In addition, our deferred revenue balance increased by $1.7 million from $8.5 million as of December 31, 2015, to $10.2 million as of December 31, 2016. Of the total deferred revenue increase, deferred license revenue increased by $1.0 million, or 86%, as a direct result of our transition to a subscription pricing model for a portion of our Monarch self-service data preparation sales. Our subscription bookings continued to increase quarter-over-quarter. Subscription bookings increased $0.5 million, or 74%, over the quarter ended December 31, 2015 to an all-time high of $1.2 million for the quarter ended December 31, 2016. We recognized more than $0.9 million in subscription license revenue for the quarter ended December 31, 2016, representing an annual run rate of approximately $4.0 million.

Market awareness

During the quarter ended December 31, 2016, Credit Agricole and Bank of Tokyo Mitsubishi joined our roster of leading financial institutions that have selected Datawatch Panopticon for fast analytics and real-time visualization to improve effectiveness in front office trading operations.

We continue to penetrate the middle office and back office of leading financial services organizations, including U.S. Bank, Wells Fargo, Capital One, Visa, State Bank of India and HSBC, with our self-service data preparation solution.

Innovation to product platform

During the quarter ended December 31, 2016, we released Datawatch Panopticon 16, which provides faster trading analytics for expedited time-to-insight and addresses the need for real-time and historic views for trading effectiveness. Exchanges, buy-side and sell-side firms can now quickly integrate real-time streaming, intra-day and historic datasets into HTML5 analytical dashboards for faster and more informed decision-making. Datawatch Panopticon 16 is specifically designed to address the regulatory governance and compliance needs of the world’s largest financial institutions.

During the quarter ended December 31, 2016, we released Datawatch Monarch Complete 14, which allows Monarch Classic users to continue working with their existing models and projects inside Monarch Complete’s Data Prep Studio. Key areas of focus in this release include enhanced collaboration and scheduling amongst users, new export types and numerous user interface improvements.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from our accompanying consolidated financial statements. The operating results for any period should not be considered indicative of the results expected for any future period.

	Three Months Ended
	December 31,
	2016	2015
REVENUE:
Software licenses	53%	45%
Maintenance	43	51
Professional services	4	4
Total revenues	100%	100%

COSTS AND EXPENSES:
Cost of software licenses	9%	10%
Cost of maintenance and services	6	8
Sales and marketing	58	81
Engineering and product development	27	26
General and administrative	27	32
Total costs and expenses	127%	157%

LOSS FROM OPERATIONS	(27)%	(57)%

Other income	-%	-%
Foreign currency transaction loss	(1)	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(28)%	(57)%
Income tax (expense) benefit	-	1

NET LOSS	(28)%	(56)%

Three Months Ended December 31, 2016 Compared to

Three Months Ended December 31, 2015

Total Revenues

	Three Months Ended
	December 31,		Increase	Percentage
	2016	2015	(Decrease)	Change
Software licenses	$4,357	$3,147	$1,210	38%
Maintenance	3,555	3,602	(47)	(1)
Professional services	321	306	15	5
Total revenue	$8,233	$7,055	$1,178	17%

Software license revenue. Software license revenue increased $1.2 million when compared with revenue for the three months ended December 31, 2015, driven by a $1.2 million increase in our Monarch data preparation revenue. The increase in Monarch revenue was the result of our focused strategy to grow our core Monarch data preparation business with a mixture of heritage Monarch customers as well as new customers. During the three months ended December 31, 2016, we added 188 new Monarch self-service data preparation customers, an increase of almost 50% compared to the same quarter last fiscal year. In addition, our license revenue during the three months ended December 31, 2015 was lower as the result of our transition to a subscription pricing model for a portion of our Monarch self-service data preparation sales, which resulted in lower up front revenue, during the transition period, and a build-up of deferred revenue, which contributes to revenue in future periods. Overall our deferred revenue increased by $1.7 million as of December 31, 2016 compared to the end of the same quarter last fiscal year. Of the total deferred revenue increases, deferred license revenue increased $1.0 million.

Maintenance revenue. Maintenance revenue remained relatively flat compared to the same quarter last fiscal year.

Professional services. Professional services revenue remained relatively flat compared to the same quarter last fiscal year.

Total Costs and Expenses

	Three Months Ended
	December 31,		Increase	Percentage
	2016	2015	(Decrease)	Change
Cost of software licenses	$703	$689	$14	2%
Cost of maintenance and services	532	598	(66)	(11)
Sales and marketing	4,747	5,748	(1,001)	(17)
Engineering and product development	2,203	1,827	376	21
General and administrative	2,215	2,234	(19)	(1)
Total costs and operating expenses	$10,400	$11,096	$(696)	(6)%

Cost of software licenses. Costs remained relatively flat compared to the same quarter last fiscal year.

Cost of maintenance and services. The $0.1 million decrease was primarily driven by a reduction in employee related expenses, such as salaries, payroll taxes and benefits due to decreased headcount when compared to the same quarter last fiscal year.

Sales and marketing expenses. The $1.0 million decrease in sales and marketing expenses was comprised of a decrease in sales expense of $0.6 million and a decrease in marketing expense of $0.4 million. The decreased sales expense was comprised of a $0.4 million decrease in employee related costs such as salaries, payroll taxes and benefits due to a decreased headcount when compared to the same quarter last fiscal year; a $0.2 million decrease in share-based compensation, driven by the absence of expense related to several prior grants of stock awards, which had high fair values, and became fully amortized during the fourth quarter of fiscal 2016 as well as the absence of expense related to the former Chief Revenue Officer who terminated during the second quarter of fiscal 2016; a $0.1 million decrease in travel and entertainment costs driven by the decreases in headcount; a $0.1 million decrease in severance and a $42,000 decrease in amortization as a result of certain intangible assets that became fully amortized during fiscal 2016. These decreases were offset by a $0.3 million increase in commissions driven by the increase in sales compared to the same quarter last fiscal year. The decrease in marketing expenses was comprised of a $0.3 million decrease in advertising and lead generation costs; a $0.2 million decrease in share-based compensation and a $0.1 million decrease in consultants, offset by, increases of $0.1 million each for employee related costs and severance. The decrease in costs related to advertising and lead generation as well as the decrease in costs related to consultants was driven by cost cutting measures designed to steadily reduce our quarterly expense run-rate. The reduction of share-based compensation expenses was driven by the reversal of previously recorded share-based compensation upon the termination of several employees, as well as the absence of share-based compensation expense related to several prior grants of stock awards, which had high fair values, and became fully amortized during the fourth quarter of fiscal 2016.

Engineering and product development expenses. The $0.4 million increase in engineering and product development costs was comprised of a $0.3 million increase in employee related costs and a $0.1 million increase in consulting expenses related to outside development services. The increase in employee related costs was mainly driven by the receipt of a payroll tax refund during the three months ended December 31, 2015, which resulted in lower payroll taxes for the first quarter of fiscal 2016 when compared to the first quarter of fiscal 2017.

General and administrative expenses. Costs remained relatively flat compared to the same quarter last fiscal year.

Other income (expense)

	Three Months Ended
	December 31,			Percentage
	2016	2015	Increase	Change
Other income	$15	$3	$12	400%
Foreign currency transaction loss	$(77)	$(27)	$(50)	185%

Other income (expense). There was a minimal amount of other income for the three months ended December 31, 2016 and 2015.

Foreign currency transactions loss. The foreign currency losses for the three months ended December 31, 2016 and 2015 were attributable to fluctuations of the British pound sterling and other foreign currencies in which we transact business relative to the U.S. Dollar.

Provision (benefit) for income taxes

	Three Months Ended
	December 31,			Percentage
	2016	2015	Increase	Change
Income tax (expense) benefit	$(2)	$101	$(103)	102%

During the three months ended December 31, 2016, the Company recorded a tax expense of $2,000, related to estimated state taxes. During the three months ended December 31, 2015, the Company recorded a tax benefit of $0.1 million, primarily related to the change in the deferred tax asset in Sweden as a result of generating losses, estimated state taxes, and accrued interest on uncertain tax positions.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

We lease various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire at various dates through 2022. The lease agreements generally provide for the payment of minimum annual rentals and pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was $0.3 million and $0.2 million for the three months ended December 31, 2016 and 2015, respectively. At December 31, 2016 and September 30, 2016, deferred rent of $0.3 million and $0.4 million, respectively, is included under the caption “Other long-term assets” in our consolidated balance sheets. Certain of our facility leases include options to renew.

As of December 31, 2016, our contractual obligations include minimum rental commitments under non-cancelable operating leases and other long-term liabilities related to uncertain tax positions as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 – 2 Years	3 – 5 Years	5 Years
Operating lease obligations	$3,865	$637	$1,344	$1,151	$733
Other long-term liabilities	$497	$-	$-	$-	$497

Royalty expense included in cost of software licenses was $0.2 million and $0.1 million for the three months ended December 31, 2016 and 2015, respectively.

Our software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, we would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or service warranties. As a result, we believe our exposure related to these warranty agreements is minimal. Accordingly, we have no liabilities recorded for warranty claims as of December 31, 2016 and September 30, 2016.

We enter into indemnification agreements in the ordinary course of business. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of December 31, 2016 and September 30, 2016.

Certain of our agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby we will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of our employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of December 31, 2016 and September 30, 2016.

As permitted under Delaware law, we have agreements with our directors whereby we will indemnify them for certain events or occurrences while the director is, or was, serving at our request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, our director and officer insurance policy would enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe our exposure related to these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of December 31, 2016 and September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current cash balances will be sufficient to meet our cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At December 31, 2016, we had $26.3 million of cash and cash equivalents as compared $28.0 million as of September 30, 2016, a decrease of $1.7 million. $1.4 million of cash and cash equivalents at December 31, 2016 was located in foreign banks.

At December 31, 2016, we had working capital of $22.2 million as compared to $23.5 million as of September 30, 2016. We do not anticipate additional cash requirements to fund growth or the acquisition of additional complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, we may seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that we will be able to issue additional equity or obtain a new or expanded credit facility at attractive prices or rates, or at all.

We had a net loss of $2.2 million for the three months ended December 31, 2016 as compared to net loss of $4.0 million for the three months ended December 31, 2015. During the three months ended December 31, 2016 and 2015, $1.6 million and $1.8 million of cash was used in our operations, respectively. During the three months ended December 31, 2016, the main use of cash in operations was net loss adjusted for depreciation and amortization, share-based compensation expense, as well as the increases in accounts receivable and prepaid and other expenses and the decreases in accounts payable, accrued expenses and other liabilities, offset by the increase in deferred revenue. During the three months ended December 31, 2015, the main use of cash in operations was net loss adjusted for depreciation and amortization, share-based compensation expense, as well as the decrease in accounts receivable offset by the decreases in accounts payable, accrued expenses and other liabilities.

Net cash used in investing activities of $0.1 million and $0.4 million for the three months ended December 31, 2016 and 2015, respectively, was related to the purchase of property and equipment.

There was no cash provided by financing activities for the three months ended December 31, 2016. Net cash provided by financing activities of $0.1 million for the three months ended December 31, 2015 was related to the proceeds from the issuance of common stock upon the exercise of outstanding stock option awards.

We believe that our current operations have not been materially impacted by the effects of inflation.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At December 31, 2016, we did not participate in or hold any derivative financial instruments or commodity instruments. We hold no investment securities that possess significant market risk.

Primary Market Risk Exposures

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. 16% and 14% of our revenues for the three months ended December 31, 2016 and 2015, respectively, were from our foreign subsidiaries. In addition, 21% and 19% of our operating expenses for the three months ended December 31, 2016 and 2015, respectively, were from our foreign subsidiaries.

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in several currencies, of which the most significant to our operations has historically been the British Pound. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to our international subsidiaries, if any, are usually considered to be of a long-term investment nature. Accordingly, the majority of currency movements are reflected in our other comprehensive (loss) income. Foreign currency translation gains arising during the three months ended December 31, 2016 were $41,000. Foreign currency translation losses arising during the three months ended December 31, 2015 were $8,000. There are, however, certain situations where we will invoice customers in currencies other than our own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in “Foreign currency transaction gain (loss)” section of the accompanying consolidated statements of operations and were losses from foreign currency transactions of $0.1 million and $27,000 for the three months ended December 31, 2016 and 2015, respectively.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that it currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 27, 2017.

DATAWATCH CORPORATION

/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ James L. Eliason
James L. Eliason
Chief Financial Officer
(Principal Financial Officer)

