Form 10-Q
period 2017-03-31
DATAWATCH CORP
filed 2017-04-28
CIK 792130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☒

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of April 26, 2017 was 12,024,643.

DATAWATCH CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DATAWATCH CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	March 31,	September 30,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,771	$28,034
Accounts receivable, net of allowance for doubtful accounts of $41 and $28 as of March 31, 2017 and September 30, 2016, respectively	5,855	6,932
Prepaid expenses and other current assets	2,343	2,265
Total current assets	35,969	37,231

Property and equipment, net	1,171	1,210
Acquired intellectual property, net	1,016	1,998
Other intangible assets, net	1,015	1,061
Goodwill and indefinite-lived assets	6,685	6,685
Other long-term assets	252	246

	$46,108	$48,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,359	$1,758
Accrued expenses	1,988	2,319
Deferred revenue - current portion	9,918	9,630
Total current liabilities	13,265	13,707

LONG-TERM LIABILITIES:
Deferred revenue, long-term	194	237
Other long-term liabilities	445	529
Total long-term liabilities	639	766
Total liabilities	13,904	14,473

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01; authorized: 20,000,000 shares; issued and outstanding: 12,038,889 shares and 12,024,643 shares, respectively, as of March 31, 2017 and 11,938,032 shares and 11,923,786 shares, respectively, as of September 30, 2016	120	119
Additional paid-in capital	143,548	142,668
Accumulated deficit	(109,503)	(106,823)
Accumulated other comprehensive loss	(1,821)	(1,866)
	32,344	34,098
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders' equity	32,204	33,958

Total liabilities and shareholders’ equity	$46,108	$48,431

The accompanying notes are an integral part of the consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

REVENUE:
Software licenses	$4,889	$3,645	$9,246	$6,792
Maintenance	3,560	3,480	7,116	7,082
Professional services	311	299	631	605
Total revenue	8,760	7,424	16,993	14,479

COSTS AND EXPENSES:
Cost of software licenses	733	499	1,436	1,188
Cost of maintenance and services (1)	545	610	1,077	1,208
Sales and marketing (1)	4,125	5,100	8,872	10,848
Engineering and product development (1)	2,194	2,066	4,397	3,893
General and administrative (1)	2,318	2,626	4,534	4,860
Total costs and expenses	9,915	10,901	20,316	21,997

LOSS FROM OPERATIONS	(1,155)	(3,477)	(3,323)	(7,518)

Other income	726	15	742	18
Foreign currency transaction loss	(14)	(6)	(91)	(33)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(443)	(3,468)	(2,672)	(7,533)
Income tax (expense) benefit	(6)	106	(8)	207

NET LOSS	$(449)	$(3,362)	$(2,680)	$(7,326)

Net loss per share - Basic	$(0.04)	$(0.29)	$(0.22)	$(0.63)
Net loss per share - Diluted	$(0.04)	$(0.29)	$(0.22)	$(0.63)
Weighted Average Share Outstanding - Basic	12,014	11,701	11,982	11,669
Weighted Average Share Outstanding - Diluted	12,014	11,701	11,982	11,669

(1) Includes share-based compensation as follows:

Cost of maintenance and services	$5	$7	$9	$25
Sales and marketing	117	494	196	1,010
Engineering and product development	86	91	167	176
General and administrative	243	409	510	813
	$451	$1,001	$882	$2,024

The accompanying notes are an integral part of the consolidated financial statements.

2

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Net loss	$(449)	$(3,362)	$(2,680)	$(7,326)
Other comprehensive loss:
Foreign currency translation adjustments	4	39	45	31
Comprehensive loss	$(445)	$(3,323)	$(2,635)	$(7,295)

The accompanying notes are an integral part of the consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,680)	$(7,326)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,238	1,314
Provision for doubtful accounts	14	(64)
Share-based compensation expense	882	2,024
Deferred income taxes	-	(229)
Changes in operating assets and liabilities:
Accounts receivable	1,035	1,678
Prepaid expenses and other assets	(121)	(200)
Accounts payable, accrued expenses and other liabilities	(753)	(242)
Deferred revenue	292	98
Cash used in operating activities	(93)	(2,947)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(173)	(820)
Cash used in investing activities	(173)	(820)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	108
Cash provided by financing activities	-	108

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3	13

DECREASE IN CASH AND CASH EQUIVALENTS	(263)	(3,646)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,034	35,162
CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,771	$31,516

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$14	$10

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

The Company classified its cash equivalents, which primarily include money market mutual funds of $16 million and $19 million as of March 31, 2017 and September 30, 2016, respectively, within Level 2 of the fair value hierarchy.

As of March 31, 2017 and September 30, 2016, the Company’s assets that are measured on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	March 31, 2017			September 30, 2016
	Fair Value Measurement			Fair Value Measurement
	Using Input Types			Using Input Types
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets:
Money market funds	$-	$16,406	$-	$-	$18,771	$-
Total	$-	$16,406	$-	$-	$18,771	$-

Non-financial assets such as goodwill and long-lived assets are also subject to non-recurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset and are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) guidance on fair value measurement.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire at various dates through 2022. The lease agreements generally provide for the payment of minimum annual rentals and pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was $0.2 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively, and $0.5 million and $0.6 million for the six months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and September 30, 2016, deferred rent of $0.3 and $0.4 million, respectively, is included under the caption “Other long-term liabilities” in our consolidated balance sheets. Certain of the Company's facility leases include options to renew.

Royalties

Royalty expense included in cost of software license was $0.2 million for the three months ended March 31, 2017. There was a Royalty benefit of $0.1 million included in cost of software licenses for the three months ended March 31, 2016. Royalty expense included in cost of software license was $0.4 million and $0.1 million for the six months ended March 31, 2017 and 2016, respectively. Minimum royalty obligations were insignificant for the three and six months ended March 31, 2017 and 2016.

Other Income

During the three and six months ended March 31, 2017, the Company received a one-time settlement payment, from a stockholder, related to the disgorgement of short-swing stock trading profits gained by the stockholder. The Company received payments totaling $0.9 million, which were offset against legal expense payments of $0.2 million. The net amount of $0.7 million is included under the caption “Other income” in our consolidated Statements of Operations for the three and six months ended March 31, 2017.

Contingencies

From time to time, the Company is subject to claims and may be party to actions that arise in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 5. INCOME TAXES

During the three and six months ended March 31, 2017, the Company recorded a tax expense of $6,000 and $8,000, respectively, primarily related to estimated state taxes. During the three and six months ended March 31, 2016, the Company recorded a tax benefit of $0.1 million and $0.2 million, respectively, primarily related to the change in the deferred tax asset in Sweden as a result of losses generated in Sweden, estimated state taxes and accrued interest on uncertain tax positions.

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through 2036.  Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets.  Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations.  Management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets in the United States, United Kingdom, Australia, Germany, Singapore, and Sweden at March 31, 2017 and September 30, 2016.

At September 30, 2016, the Company had a cumulative tax liability of $0.2 million related to foreign tax exposure that could result in cash payments.  There were no significant changes to the Company’s uncertain tax positions during the three and six months ended March 31, 2017.

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Net loss	$(449)	$(3,362)	$(2,680)	$(7,326)
Weighted-average number of common shares outstanding	12,014	11,701	11,982	11,669

Net loss per share	$(0.04)	$(0.29)	$(0.22)	$(0.63)

For the three and six months ended March 31, 2017 and 2016 all common equivalents were anti-dilutive as a result of the Company’s net loss position. As such, 245,610 shares and 103,942 shares, have not been included in the calculation of basic or diluted net loss per share, for the three months ended March 31, 2017 and 2016, respectively, and 256,308 shares and 190,291 shares, have not been included in the calculation of basic or diluted net loss per share, for the six months ended March 31, 2017 and 2016, respectively.

NOTE 7. SHARE-BASED COMPENSATION

The Company provides its employees, officers, consultants and directors with stock options, restricted stock units (“RSUs”) and other stock rights for common stock of the Company on a discretionary basis. All grants of options and RSUs are subject to the terms and conditions determined by the Compensation and Stock Committee of the Board of Directors (the “Committee”), and generally vest over a three-year period and expire either seven or ten years from the date of grant. All awards granted during the three and six months ended March 31, 2017 were granted under the Company’s Third Amended and Restated Equity Compensation and Incentive Plan (the “2011 Plan”). At March 31, 2017, there were 174,234 shares available for future issuance under the 2011 Plan.

Under the 2011 Plan, stock options are granted at exercise prices not less than the fair market value of the underlying common stock at the date of grant. All of the Company’s share-based awards are accounted for as equity instruments and there have been no liability-classified awards granted. Share-based compensation expense for share-based payment awards, issued to employees and directors, is measured based on the grant-date fair value of the award and recognized on a straight-line basis over the vesting period of the award. Share-based compensation expense for share-based payment awards, issued to non-employees, is revalued each fiscal quarter based on the current fair value of the award and recognized on a straight-line basis over the vesting period of the award.

Stock Options

The Company estimates the fair value of each stock option grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.

The following table is a summary of combined activity for all of the Company’s stock options:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of Options	Price Per Share	Life (In years)	Value (In thousands)

Outstanding, September 30, 2016	275,000	$6.31	2.00	$715
Granted	-	-	-	-
Canceled/Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, March 31, 2017	275,000	$6.31	1.50	$883
Exercisable, March 31, 2017	275,000	$6.31	1.50	$883

 Restricted Stock Units

The fair value related to RSUs issued to employees and directors, is calculated based on the closing stock price of the Company’s common stock on the date of the grant. The fair value related to RSUs issued to non-employees, is revalued each fiscal quarter, based on the current closing stock price of the Company’s common stock.

The following table presents non-vested RSU information for the six months ended March 31, 2017:

Number of
RSUs
Outstanding

Non-vested, September 30, 2016	609,565
Granted	64,500
Canceled/Forfeited	(61,830)
Vested	(100,857)
Non-vested, March 31, 2017	511,378

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

The Company conducts operations in the United States and internationally. The following table presents information about the Company’s geographic operations (in thousands):

	Domestic	International	Total

Total Revenue

Three Months ended March 31, 2017	$7,540	$1,220	$8,760
Three Months ended March 31, 2016	$6,242	$1,182	$7,424

Six Months Ended March 31, 2017	$14,770	$2,223	$16,993
Six Months Ended March 31, 2016	$12,284	$2,195	$14,479

Total Operating Loss

Three Months ended March 31, 2017	$(539)	$(616)	$(1,155)
Three Months ended March 31, 2016	$(2,496)	$(981)	$(3,477)

Six Months Ended March 31, 2017	$(1,789)	$(1,534)	$(3,323)
Six Months Ended March 31, 2016	$(5,558)	$(1,960)	$(7,518)

Total Long-Lived Assets

At March 31, 2017	$10,066	$73	$10,139
At September 30, 2016	$11,126	$74	$11,200

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued Accounting Standard Update (“ASU”) 2017-04, Intangibles-Goodwill And Other (Topic 350): Simplifying The Test For Goodwill Impairment, in an effort to simplify the subsequent measurement of goodwill and the associated procedures to determine fair value. The guidance eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. The adoption of this guidance is not expected to have a material impact on our financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the potential impacts of this new guidance on the Company’s consolidated financial statements and related disclosures.

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

Our principal product line of solutions includes the following products:

Datawatch Monarch™ — Access and Prepare Data from Virtually Any Source

The Datawatch Monarch family of products includes Datawatch Monarch Complete, Datawatch Monarch Server and Datawatch Monarch Swarm.

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

Datawatch Monarch Server extends the data preparation capabilities of Monarch Complete to provide a comprehensive, enterprise-wide solution.  With Monarch Server Automation (“Automator”), models created with Monarch Complete on the desktop can be stored and shared on a centrally managed server that runs on premise.  Data preparation tasks can be fully automated and prepared data delivered to all users and systems. Datawatch Report Mining Server (“RMS”) integrates with any existing enterprise content management system such as Datawatch Report Manager On-Demand, IBM Content Manager On-Demand, Microsoft SharePoint, Hyland OnBase, ASG Mobius ViewDirect and others. Datawatch RMS opens up the corporate data locked in content management systems, static reports and business documents, enabling dynamic business-driven analysis of information.

Datawatch Monarch Swarm is a web-based self-service data preparation platform combining data socialization, gamification, collaboration, data cataloging and governance features with key attributes common to social media platforms. Monarch Swarm, available on premise or in a private cloud, provides a social data community, with the ability to leverage user ratings, recommendations, discussions, comments and popularity to make better decisions about which data to use. Data scientists, business analysts and even novice users across a company can easily search for, share and reuse prepared, managed data to achieve true enterprise collaboration and agility, resulting in better and faster business decisions while building an analytics community.

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

Our significant accounting policies are described in Note 1 to the consolidated financial statements for the fiscal year ended September 30, 2016 included in our previously filed Form 10-K. There have been no material changes to the accounting policies for the three and six months ended March 31, 2017.

OVERVIEW

During the second quarter of fiscal 2017, we realized increases in revenue and improvement in our bottom line results compared to the second quarter of fiscal 2016. In addition, during the second quarter of fiscal 2017, we realized an increase of $1.5 million in our cash and short-term investments, up from $26.3 million as of the end of our first quarter of fiscal 2017, to $27.8 million as of the end of our second quarter of fiscal 2017. During the second quarter of fiscal 2017, we added 193 new customers for our Monarch self-service data preparation platform, which was an increase of 13% over the 171 we added during the second quarter of fiscal 2016 and a 3% increase over the 188 new customers added during the first quarter of fiscal 2017.

Sales execution

Overall revenue increased by $1.3 million, or 18%, compared to the same quarter last fiscal year. Of the overall increase in revenue, license revenue increased $1.2 million, or 34%, compared to the same quarter last fiscal year. In addition, our deferred revenue balance increased by $1.4 million from $8.7 million as of the end of our second quarter of fiscal 2016 to $10.1 million as of the end of our second quarter of fiscal 2017. Of the total deferred revenue increase, deferred license revenue increased by $1.0 million, or 71%, as a direct result of our transition to a subscription pricing model for a portion of our Monarch self-service data preparation sales. Our subscription bookings continued to increase quarter-over-quarter and year-over-year. During the second quarter of fiscal 2017, subscription bookings increased $0.1 million, or 8%, over the first quarter of fiscal 2017 to an all-time high of $1.3 million, and increased $0.5 million, or 58%, compared to the second quarter of fiscal 2016. We recognized $1.0 million in subscription license revenue during the second quarter of fiscal 2017, representing an 89% increase compared to subscription license revenue of $0.5 million during the second quarter of fiscal 2016.

Market awareness

Among the key highlights for the second quarter of fiscal 2017 were:

•	Navy Federal Credit Union, a long-time customer of Datawatch, upgraded its heritage Monarch deployment to an enterprise-wide agreement to take advantage of the self-service data preparation and analytics capabilities of the current Monarch platform.

•	Datawatch and Credit Agricole entered an agreement to roll out the Monarch data preparation and self-service analytics platform to more than two dozen banks throughout France to transform document-based content to analytics-ready data.

•	Datawatch and AquaQ, a leading provider of kdb+ analytic services to global capital markets organizations, announced a strategic partnership to provide advanced trading analytics to banks, brokers and fund managers to meet the stringent regulatory and compliance demands from MiFID and MiFIR.

Innovation to product platform

During the second quarter of fiscal 2017, we introduced Monarch Swarm, our next generation cloud offering that extends our self-service data preparation and analytics platform with capabilities for data cataloguing, collaboration and gamification. The Monarch Swarm platform also enables data socialization, which we believe is the next step in the evolution of data accessibility and self-service analytics. With Monarch Swarm, users can search for, access, share and re-use prepared data, as well as leverage user ratings, recommendations, discussions, comments and popularity to gain actionable insights and make better strategic business decisions. We demonstrated the beta version of Monarch Swarm to a wide variety of customers, partners, prospects and analysts, and the reaction and feedback were positive. We plan to more broadly introduce the powerful capabilities of this next generation Monarch cloud platform to the market in the coming months.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from our accompanying consolidated financial statements. The operating results for any period should not be considered indicative of the results expected for any future period.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

REVENUE:
Software licenses	56%	49%	54%	47%
Maintenance	41	47	42	49
Professional services	3	4	4	4
Total revenue	100%	100%	100%	100%

COSTS AND EXPENSES:
Cost of software licenses	8%	7%	8%	8%
Cost of maintenance and services	6	8	6	8
Sales and marketing	47	69	52	75
Engineering and product development	25	28	26	27
General and administrative	26	35	27	34
Total costs and expenses	112%	147%	119%	152%

LOSS FROM OPERATIONS	(12)%	(47)%	(19)%	(52)%

Other income	8%	-%	4%	-%
Foreign currency transaction loss	-	-	(1)	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(4)%	(47)%	(16)%	(52)%
Income tax (expense) benefit	-	1	-	1

NET LOSS	(4)%	(46)%	(16)%	(51)%

Three Months Ended March 31, 2017 Compared to

Three Months Ended March 31, 2016

Total Revenues

	Three Months Ended
	March 31,			Percentage
	2017	2016	Increase	Change
Software licenses	$4,889	$3,645	$1,244	34%
Maintenance	3,560	3,480	80	2
Professional services	311	299	12	4
Total revenue	$8,760	$7,424	$1,336	18%

Software license revenue. Software license revenue increased $1.2 million when compared with revenue for the three months ended March 31, 2016 driven by a $1.7 million increase in our Monarch data preparation revenue, offset by a $0.5 million decrease in our Panopticon data visualization revenue. The increase in Monarch revenue was the result of our focused strategy to grow our core Monarch data preparation business with a mixture of heritage Monarch customers as well as new customers. During the three months ended March 31, 2017, we added 193 new Monarch self-service data preparation customers, an increase of 13% compared to the same quarter last fiscal year. In addition to the increase in software license revenue, our deferred revenue increased from $8.7 million at March 31, 2016 to $10.1 million at March 31, 2017 as a result of our transition to a subscription pricing model for a portion of our Monarch self-service data preparation sales, which transition began at the end of fiscal 2015. Deferred license revenue accounted for $1.0 million of the increase in total deferred revenue.

Maintenance revenue. Maintenance revenue remained relatively flat compared to the same quarter last fiscal year.

Professional services. Professional services revenue remained relatively flat compared to the same quarter last fiscal year.

Total Costs and Expenses

	Three Months Ended
	March 31,		Increase	Percentage
	2017	2016	(Decrease)	Change
Cost of software licenses	$733	$499	$234	47%
Cost of maintenance and services	545	610	(65)	(11)
Sales and marketing	4,125	5,100	(975)	(19)
Engineering and product development	2,194	2,066	128	6
General and administrative	2,318	2,626	(308)	(12)
Total costs and operating expenses	$9,915	$10,901	$(986)	(9)%

Cost of software licenses. The $0.2 million increase in costs of software licenses was due to lower royalty expense during the three months ended March 31, 2016 compared to the three months ended March 31, 2017. The lower royalty expense during the three months ended March 31, 2016 was driven by the reversal of certain royalty accruals, related to prior year sales of Monarch Professional and Datawatch Data Pump products.

Cost of maintenance and services. The $0.1 million decrease was primarily driven by a reduction in employee related expenses, such as salaries, payroll taxes and benefits, due to a decrease in headcount as compared to the same quarter last fiscal year.

Sales and marketing expenses. The $1.0 million decrease in sales and marketing expenses was comprised of a decrease in sales expense of $0.2 million and a decrease in marketing expense of $0.8 million. The decreased sales expense was comprised of a $0.3 million decrease in employee related costs such as salaries, payroll taxes and benefits due to a decrease in headcount as compared to the same quarter last fiscal year and a $0.2 million decrease in share-based compensation, driven by the absence of expense related to several prior grants of stock awards, which had high fair values, and became fully amortized during the fourth quarter of fiscal 2016. The decreases in sales expenses was partially offset by an increase in commissions, which was driven by the increases in revenue compared to the same quarter last fiscal year. The decrease in marketing expenses was comprised of a $0.6 million decrease in advertising and lead generation costs and a $0.1 million decrease in share-based compensation. The decrease in costs related to advertising and lead generation was driven by cost cutting measures designed to steadily reduce our quarterly expense run-rate. The reduction of share-based compensation expenses was driven by the absence of share-based compensation expense related to several prior grants of stock awards, which had high fair values, and became fully amortized during the fourth quarter of fiscal 2016.

Engineering and product development expenses. The $0.1 million increase in engineering and product development costs was due to an increase in employee severance costs.

General and administrative expenses. The $0.3 million decrease in general and administrative expenses was mainly driven by a decrease in legal and consulting services expenses which were unusually high during the three months ended March 31, 2016 due to the contested election of directors at our 2016 annual shareholder meeting.

Other income (expense)

	Three Months Ended
	March 31,			Percentage
	2017	2016	Increase	Change
Other income	$726	$15	$711	4,740%
Foreign currency transaction loss	$(14)	$(6)	$(8)	133%

Other income (expense). During the three months ended March 31, 2017, the Company recorded the receipt of a settlement payment of $0.7 million, net of legal expenses of $0.2 million, from a stockholder related to such stockholder’s short-swing stock trading profits.

Foreign currency transactions loss. The foreign currency losses for the three months ended March 31, 2017 and 2016 were attributable to fluctuations of the British pound sterling and other foreign currencies in which we transact business relative to the U.S. Dollar.

(Provision) benefit for income taxes

	Three Months Ended
	March 31,			Percentage
	2017	2016	Increase	Change
Income tax (expense) benefit	$(6)	$106	$(112)	(106)%

During the three months ended March 31, 2017, the Company recorded a tax expense of $6,000, related to estimated state taxes. During the three months ended March 31, 2016, the Company recorded a tax benefit of $0.1 million, primarily related to the change in the deferred tax asset in Sweden as a result of generating losses, estimated state taxes, and accrued interest on uncertain tax positions.

Six Months Ended March 31, 2017 Compared to

Six Months Ended March 31, 2016

Total Revenues

	Six Months Ended
	March 31,			Percentage
	2017	2016	Increase	Change
Software licenses	$9,246	$6,792	$2,454	36%
Maintenance	7,116	7,082	34	-
Professional services	631	605	26	4
Total revenue	$16,993	$14,479	$2,514	17%

Software license revenue. Software license revenue increased $2.5 million compared with revenue for the six months ended March 31, 2016 driven by a $2.9 million increase in our Monarch data preparation revenue. The increase in Monarch data preparation revenue was the result of our focused strategy to grow our core Monarch data preparation business with a mixture of heritage Monarch customers as well as new customers. During the six months ended March 31, 2017, we added 379 new Monarch self-service data preparation customers, an increase of 28% compared to the prior fiscal year.

Maintenance revenue. Maintenance revenue remained relatively flat compared to the prior fiscal year.

Professional services. Professional services revenue remained relatively flat compared to the prior fiscal year.

Total Costs and Expenses

	Six Months Ended
	March 31,		Increase	Percentage
	2017	2016	(Decrease)	Change
Cost of software licenses	$1,436	$1,188	$248	21%
Cost of maintenance and services	1,077	1,208	(131)	(11)
Sales and marketing	8,872	10,848	(1,976)	(18)
Engineering and product development	4,397	3,893	504	13
General and administrative	4,534	4,860	(326)	(7)
Total costs and operating expenses	$20,316	$21,997	$(1,681)	(8)%

Cost of software licenses. The $0.2 million increase in costs of software licenses was due to lower royalty expense during the six months ended March 31, 2016 compared to the six months ended March 31, 2017. The lower royalty expense during the six months ended March 31, 2016 was driven by the reversal of certain royalty accruals, related to prior year sales of Monarch Professional and Datawatch Data Pump products.

Cost of maintenance and services. The $0.1 million decrease was primarily driven by a reduction in employee related expenses, such as salaries, payroll taxes and benefits due to a decrease in headcount as compared to the prior fiscal year.

Sales and marketing expenses. The $2.0 million decrease in sales and marketing expenses was comprised of a decrease in sales expense of $0.8 million and a decrease in marketing expense of $1.2 million. The decreased sales expense was comprised of a $0.7 million decrease in employee related costs such as salaries, payroll taxes and benefits due to a decrease in headcount as compared to the prior fiscal year; a $0.5 million decrease in share-based compensation, driven by the absence of expense related to several prior grants of stock awards, which had high fair values, and became fully amortized during the fourth quarter of fiscal 2016 as well as the absence of expense related to the former Chief Revenue Officer whose employment terminated during the second quarter of fiscal 2016; a $0.1 million decrease in severance and a $0.1 million decrease in amortization as a result of certain intangible assets that became fully amortized during fiscal 2016. These decreases were offset by a $0.7 million increase in commissions driven by the increase in sales compared to prior fiscal year. The decrease in marketing expenses was comprised of a $1.0 million decrease in advertising and lead generation costs and a $0.3 million decrease in share-based compensation, offset by an increase of $0.1 million for severance. The decrease in costs related to advertising and lead generation was driven by cost cutting measures designed to steadily reduce our quarterly expense run-rate. The reduction of share-based compensation expenses was driven by the absence of share-based compensation expense related to several prior grants of stock awards, which had high fair values, and became fully amortized during the fourth quarter of fiscal 2016.

Engineering and product development expenses. The $0.5 million increase in engineering and product development costs was comprised of a $0.2 million increase in employee related costs, a $0.1 million increase in consulting expenses related to outside development services, and a $0.1 million increase in severance. The increase in employee related costs was mainly driven by the receipt of a payroll tax refund during the six months ended March 31, 2016, which resulted in lower payroll taxes for the first half of fiscal 2016 when compared to the first half of fiscal 2017.

General and administrative expenses. The $0.3 million decrease in general and administrative expenses was mainly driven by a decrease in legal and consulting services expenses which were unusually high during the three months ended March 31, 2016 due to the contested election of directors at our 2016 annual shareholders meeting.

Other income (expense)

	Six Months Ended
	March 31,			Percentage
	2017	2016	Increase	Change
Other income	$742	$18	$724	4,022%
Foreign currency transaction loss	$(91)	$(33)	$(58)	176%

Other income (expense). During the six months ended March 31, 2017, the Company recorded the receipt of a settlement payment of $0.7 million, net of legal expenses of $0.2 million, from a stockholder related to such stockholder’s short-swing stock trading profits.

Foreign currency transactions loss. The foreign currency losses for the six months ended March 31, 2017 and 2016 were attributable to fluctuations of the British pound sterling and other foreign currencies in which we transact business relative to the U.S. Dollar.

(Provision) benefit for income taxes

	Six Months Ended
	March 31,			Percentage
	2017	2016	Increase	Change
Income tax (expense) benefit	$(8)	$207	$(215)	(104)%

During the six months ended March 31, 2017, the Company recorded a tax expense of $8,000, related to estimated state taxes. During the six months ended March 31, 2016, the Company recorded a tax benefit of $0.2 million, primarily related to the change in the deferred tax asset in Sweden as a result of generating losses, estimated state taxes, and accrued interest on uncertain tax positions.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

We lease various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire at various dates through 2022. The lease agreements generally provide for the payment of minimum annual rentals and pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was $0.2 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively, and was $0.5 million and $0.6 million for the six months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and September 30, 2016, deferred rent of $0.3 million and $0.4 million, respectively, is included under the caption “Other long-term liabilities” in our consolidated balance sheets. Certain of our facility leases include options to renew.

As of March 31, 2017, our contractual obligations include minimum rental commitments under non-cancelable operating leases and other long-term liabilities related to uncertain tax positions as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 – 2 Years	3 – 5 Years	5 Years
Operating lease obligations	$3,655	$425	$1,346	$1,151	$733

Royalty expense included in cost of software licenses was $0.2 million for the three months ended March 31, 2017. There was a Royalty benefit of $0.1 million included in cost of software licenses for the three months ended March 31, 2016. Royalty expense included in cost of software licenses was $0.4 million and $0.1 million for the six months ended March 31, 2017 and 2016, respectively.

Our software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, we would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or service warranties. As a result, we believe our exposure related to these warranty agreements is minimal. Accordingly, we have no liabilities recorded for warranty claims as of March 31, 2017 and September 30, 2016.

We enter into indemnification agreements in the ordinary course of business. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of March 31, 2017 and September 30, 2016.

Certain of our agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby we will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of our employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of March 31, 2017 and September 30, 2016.

As permitted under Delaware law, we have agreements with our directors whereby we will indemnify them for certain events or occurrences while the director is, or was, serving at our request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, our director and officer insurance policy would enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe our exposure related to these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of March 31, 2017 and September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current cash balances will be sufficient to meet our cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At March 31, 2017, we had $27.8 million of cash and cash equivalents as compared $28.0 million as of September 30, 2016, a decrease of $0.2 million. $1.4 million of cash and cash equivalents at March 31, 2017 was located in foreign banks.

At March 31, 2017, we had working capital of $22.7 million as compared to $23.5 million as of September 30, 2016. We do not anticipate additional cash requirements to fund growth or the acquisition of additional complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, we may seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that we will be able to issue additional equity or obtain a new or expanded credit facility at attractive prices or rates, or at all.

We had a net loss of $2.7 million for the six months ended March 31, 2017 as compared to net loss of $7.3 million for the six months ended March 31, 2016. During the six months ended March 31, 2017 and 2016, $0.1 million and $2.9 million of cash was used in our operations, respectively. During the six months ended March 31, 2017, the main use of cash in operations was net loss adjusted for depreciation and amortization, share-based compensation expense, as well as the increases in prepaid expenses and other assets and the decreases in accounts payable, accrued expenses and other liabilities, offset by the decreases in accounts receivable and the increases in deferred revenue. During the six months ended March 31, 2016, the main use of cash in operations was net loss adjusted for depreciation and amortization, share-based compensation expense, as well as the decrease in accounts receivable offset by the increases in prepaid expenses and other assets and the decreases in accounts payable, accrued expenses and other liabilities.

Net cash used in investing activities of $0.2 million and $0.8 million for the six months ended March 31, 2017 and 2016, respectively, was related to the purchase of property and equipment.

There was no cash provided by financing activities for the six months ended March 31, 2017. Net cash provided by financing activities of $0.1 million for the six months ended March 31, 2016 was related to the proceeds from the issuance of common stock upon the exercise of outstanding stock option awards.

We believe that our current operations have not been materially impacted by the effects of inflation.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At March 31, 2017, we did not participate in or hold any derivative financial instruments or commodity instruments. We hold no investment securities that possess significant market risk.

Primary Market Risk Exposures

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. 14% and 16% of our revenues for the three months ended March 31, 2017 and 2016, respectively, and 13% and 15% of our revenues for the six months ended March 31, 2017 and 2016, respectively, were from our foreign subsidiaries. In addition, 19% and 20% of our operating expenses for the three months ended March 31, 2017 and 2016, respectively, and 18% and 19% of our operating expenses for the six months ended March 31, 2017 and 2016, respectively, were from our foreign subsidiaries.

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in several currencies, of which the most significant to our operations has historically been the British Pound. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to our international subsidiaries, if any, are usually considered to be of a long-term investment nature. Accordingly, the majority of currency movements are reflected in our other comprehensive (loss) income. Foreign currency translation gains arising during the three months ended March 31, 2017 and 2016 were $4,000 and $39,000, respectively. Foreign currency translation gains arising during the six months ended March 31, 2017 and 2016 were $45,000 and $31,000, respectively. There are, however, certain situations where we will invoice customers in currencies other than our own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in “Foreign currency transaction gain (loss)” section of the accompanying consolidated statements of operations and were losses from foreign currency transactions of $14,000 and $6,000 for the three months ended March 31, 2017 and 2016, respectively, and $0.1 million and $33,000 for the six months ended March 31, 2017 and 2016, respectively.

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 28, 2017.

DATAWATCH CORPORATION

/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ James L. Eliason
James L. Eliason
Chief Financial Officer
(Principal Financial Officer)

