Form 10-Q
period 2017-06-30
DATAWATCH CORP
filed 2017-07-28
CIK 792130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of July 26, 2017 was 12,199,460.

DATAWATCH CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DATAWATCH CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	June 30,	September 30,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,429	$28,034
Accounts receivable, net of allowance for doubtful accounts of $43 and $28 as of June 30, 2017 and September 30, 2016, respectively	6,153	6,932
Prepaid expenses and other current assets	2,139	2,265
Total current assets	37,721	37,231

Property and equipment, net	1,122	1,210
Acquired intellectual property, net	951	1,998
Other intangible assets, net	992	1,061
Goodwill and indefinite-lived assets	6,685	6,685
Other long-term assets	253	246

	$47,724	$48,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,421	$1,758
Accrued expenses	2,563	2,319
Deferred revenue - current portion	10,756	9,630
Total current liabilities	14,740	13,707

LONG-TERM LIABILITIES:
Deferred revenue, long-term	246	237
Other long-term liabilities	435	529
Total long-term liabilities	681	766
Total liabilities	15,421	14,473

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01; authorized: 20,000,000 shares; issued and outstanding: 12,162,874 shares and 12,148,628 shares, respectively, as of June 30, 2017 and 11,938,032 shares and 11,923,786 shares, respectively, as of September 30, 2016	122	119
Additional paid-in capital	144,180	142,668
Accumulated deficit	(110,002)	(106,823)
Accumulated other comprehensive loss	(1,857)	(1,866)
	32,443	34,098
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders' equity	32,303	33,958

Total liabilities and shareholders’ equity	$47,724	$48,431

The accompanying notes are an integral part of the consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

REVENUE:
Software licenses	$4,912	$3,669	$14,158	$10,461
Maintenance	3,728	3,335	10,844	10,417
Professional services	426	372	1,057	977
Total revenue	9,066	7,376	26,059	21,855

COSTS AND EXPENSES:
Cost of software licenses	230	879	1,666	2,067
Cost of maintenance and services (1)	618	499	1,694	1,707
Sales and marketing (1)	4,521	4,773	13,393	15,621
Engineering and product development (1)	2,203	2,196	6,600	6,089
General and administrative (1)	2,037	2,593	6,570	7,453
Total costs and expenses	9,609	10,940	29,923	32,937

LOSS FROM OPERATIONS	(543)	(3,564)	(3,864)	(11,082)

Other income	28	15	770	34
Foreign currency transaction gain (loss)	24	(19)	(68)	(53)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(491)	(3,568)	(3,162)	(11,101)
Income tax expense	(8)	(1,806)	(17)	(1,599)

NET LOSS	$(499)	$(5,374)	$(3,179)	$(12,700)

Net loss per share - Basic	$(0.04)	$(0.45)	$(0.26)	$(1.08)
Net loss per share - Diluted	$(0.04)	$(0.45)	$(0.26)	$(1.08)
Weighted Average Share Outstanding - Basic	12,106	11,815	12,023	11,717
Weighted Average Share Outstanding - Diluted	12,106	11,815	12,023	11,717

(1) Includes share-based compensation as follows:

Cost of maintenance and services	$13	$6	$22	$31
Sales and marketing	190	(284)	386	726
Engineering and product development	130	91	297	267
General and administrative	300	332	810	1,145
	$633	$145	$1,515	$2,169

The accompanying notes are an integral part of the consolidated financial statements.

2

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net loss	$(499)	$(5,374)	$(3,179)	$(12,700)
Other comprehensive loss:
Foreign currency translation adjustments	(36)	44	9	75
Comprehensive loss	$(535)	$(5,330)	$(3,170)	$(12,625)

The accompanying notes are an integral part of the consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,179)	$(12,700)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,430	1,941
Provision for doubtful accounts	16	(77)
Share-based compensation expense	1,515	2,169
Loss on disposal of fixed assets	-	22
Deferred income taxes	-	1,565
Changes in operating assets and liabilities:
Accounts receivable	760	1,209
Prepaid expenses and other assets	131	41
Accounts payable, accrued expenses and other liabilities	(202)	(115)
Deferred revenue	1,131	405
Cash provided by (used in) operating activities	1,602	(5,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(227)	(925)
Cash used in investing activities	(227)	(925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	109
Cash provided by financing activities	-	109

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	20	(6)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,395	(6,362)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,034	35,162
CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,429	$28,800

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$17	$16

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

The Company classified its cash equivalents, which primarily include money market mutual funds of $16 million and $19 million as of June 30, 2017 and September 30, 2016, respectively, within Level 2 of the fair value hierarchy.

As of June 30, 2017 and September 30, 2016, the Company’s assets that are measured on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	June 30, 2017			September 30, 2016
	Fair Value Measurement			Fair Value Measurement
	Using Input Types			Using Input Types
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets:
Money market funds	$-	$16,433	$-	$-	$18,771	$-
Total	$-	$16,433	$-	$-	$18,771	$-

Non-financial assets such as goodwill and long-lived assets are also subject to fair value measurements. Goodwill is subject to recurring fair value measurements to determine whether impairment exists. Long-lived assets are subject to non-recurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset and are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) guidance on fair value measurement.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire at various dates through 2022. The lease agreements generally provide for the payment of minimum annual rentals and pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was $0.2 million and $0.3 million for the three months ended June 30, 2017 and 2016 respectively, and $0.7 million and $1.0 million for the nine months ended June 30, 2017 and 2016, respectively. At June 30, 2017 and September 30, 2016, deferred rent of $0.3 million and $0.4 million, respectively, is included under the caption “Other long-term liabilities” in our consolidated balance sheets. Certain of the Company's facility leases include options to renew.

Royalties

Royalty expense included in cost of software license was $0.1 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively. Royalty expense included in cost of software license was $0.5 million for the nine months ended June 30, 2017 and 2016. Minimum royalty obligations were insignificant for the nine months ended June 30, 2017 and 2016.

Other Income

During the nine months ended June 30, 2017, the Company received a one-time settlement payment, from a stockholder, related to the disgorgement of short-swing stock trading profits realized by the stockholder. The Company received payments totaling $0.9 million, which were offset against legal expense payments of $0.2 million. The net amount of $0.7 million is included under the caption “Other income” in our consolidated Statements of Operations for the nine months ended June 30, 2017.

Contingencies

From time to time, the Company is subject to claims and may be party to actions that arise in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 5. INCOME TAXES

During the three and nine months ended June 30, 2017, the Company recorded a tax expense of $8,000 and $17,000, respectively, primarily related to estimated state taxes. During the three and nine months ended June 30, 2016, the Company recorded a tax expense of $1.8 million and $1.6 million, respectively, primarily related to the change in the deferred tax asset in Sweden as a result of losses generated in Sweden, estimated state taxes and accrued interest on uncertain tax positions.

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through 2036.  Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets.  Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations.  Management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets in the United States, United Kingdom, Australia, Germany, Singapore, and Sweden at June 30, 2017 and September 30, 2016.

At September 30, 2016, the Company had a cumulative tax liability of $0.2 million related to foreign tax exposure that could result in cash payments.  There were no significant changes to the Company’s uncertain tax positions during the three and nine months ended June 30, 2017.

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net loss	$(499)	$(5,374)	$(3,179)	$(12,700)
Weighted-average number of common shares outstanding	12,106	11,815	12,023	11,717

Net loss per share	$(0.04)	$(0.45)	$(0.26)	$(1.08)

For the nine months ended June 30, 2017 and 2016 all common equivalents were anti-dilutive as a result of the Company’s net loss position. As such, 201,110 shares and 389,373 shares, have not been included in the calculation of basic or diluted net loss per share, for the three months ended June 30, 2017 and 2016 respectively, and 234,156 shares and 398,725 shares, have not been included in the calculation of basic or diluted net loss per share, for the nine months ended June 30, 2017 and 2016 respectively.

NOTE 7. SHARE-BASED COMPENSATION

The Company provides its employees, officers, consultants and directors with stock options, restricted stock units (“RSUs”) and other stock rights for common stock of the Company on a discretionary basis. All grants of options and RSUs are subject to the terms and conditions determined by the Compensation and Stock Committee of the Board of Directors (the “Committee”), and generally vest over a three-year period and expire either seven or ten years from the date of grant. All awards granted during the three and nine months ended June 30, 2017 were granted under the Company’s Third Amended and Restated Equity Compensation and Incentive Plan (the “2011 Plan”). At June 30, 2017, there were 614,188 shares available for future issuance under the 2011 Plan.

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

The following table is a summary of combined activity for all of the Company’s stock options:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of Options	Price Per Share	Life (In years)	Value (In thousands)

Outstanding, September 30, 2016	275,000	$6.31	2.00	$715
Granted	-	-	-	-
Canceled/Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2017	275,000	$6.31	1.26	$1,093
Exercisable, June 30, 2017	275,000	$6.31	1.26	$1,093

Restricted Stock Units

The fair value related to RSUs issued to employees and directors, is calculated based on the closing stock price of the Company’s common stock on the date of the grant. The fair value related to RSUs issued to non-employees, is revalued each fiscal quarter, based on the current closing stock price of the Company’s common stock.

The following table presents non-vested RSU information for the nine months ended June 30, 2017:

Number of
RSUs
Outstanding

Non-vested, September 30, 2016	609,565
Granted	644,250
Canceled/Forfeited	(81,828)
Vested	(224,842)
Non-vested, June 30, 2017	947,145

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

The Company conducts operations in the United States and internationally. The following table presents information about the Company’s geographic operations (in thousands):

	Domestic	International	Total

Total Revenue

Three Months ended:
June 30, 2017	$7,828	$1,238	$9,066
June 30, 2016	$6,175	$1,201	$7,376

Nine Months ended:
June 30, 2017	$22,599	$3,460	$26,059
June 30, 2016	$18,698	$3,157	$21,855

Total Operating Gain (Loss)

Three Months ended:
June 30, 2017	$55	$(598)	$(543)
June 30, 2016	$(2,671)	$(893)	$(3,564)

Nine Months ended:
June 30, 2017	$(1,733)	$(2,131)	$(3,864)
June 30, 2016	$(8,229)	$(2,853)	$(11,082)

Total Long-Lived Assets

At June 30, 2017	$9,939	$64	$10,003
At September 30, 2016	$11,126	$74	$11,200

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2017, the FASB issued Accounting Standard Update (“ASU”) 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting to provide clarity and reduce both diversity in practice and cost complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a stock-based payment award. ASU 2017-09 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect this standard will have on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill And Other (Topic 350): Simplifying The Test For Goodwill Impairment, in an effort to simplify the subsequent measurement of goodwill and the associated procedures to determine fair value. The guidance eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. The adoption of this guidance is not expected to have a material impact on our financial statements.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We do not provide forecasts of our future financial performance. However, from time to time, information we provide or statements made by our employees may contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward-looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements. Our actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, and in Item 1A of Part II of this Quarterly Report on Form 10-Q, as well as the accuracy of our internal estimates of revenue and operating expense levels.

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

Our significant accounting policies are described in Note 1 to the consolidated financial statements for the fiscal year ended September 30, 2016 included in our previously filed Form 10-K. There have been no material changes to the accounting policies for the three and nine months ended June 30, 2017.

OVERVIEW

During the third quarter of fiscal 2017, we realized increases in revenue and improvement in our bottom line results compared to the third quarter of fiscal 2016. In addition, during the third quarter of fiscal 2017, we realized an increase of $1.6 million in our cash and short-term investments, up from $27.8 million as of the end of the second quarter of fiscal 2017, to $29.4 million as of the end of the third quarter of fiscal 2017. During the third quarter of fiscal 2017, we added 233 new customers for our Monarch self-service data preparation platform, which was an increase of 21% over the 193 we added during the second quarter of fiscal 2017.

Sales execution

Overall revenue increased by $1.7 million, or 23%, compared to the same quarter last fiscal year. Of the overall increase in revenue, license revenue increased $1.2 million, or 34%, compared to the same quarter last fiscal year. In addition, our deferred revenue balance increased by $2.1 million from $8.9 million as of the end of the third quarter of fiscal 2016 to $11.0 million as of the end of the third quarter of fiscal 2017. Of the total deferred revenue increase, deferred license revenue increased by $1.0 million, or 50%, from the end of the second quarter of fiscal 2017. Our subscription bookings continued to increase quarter-over-quarter and year-over-year. During the third quarter of fiscal 2017, subscription bookings increased $0.1 million, or 9%, over the second quarter of fiscal 2017 to an all-time high of $1.4 million, and increased $0.3 million, or 23%, compared to the third quarter of fiscal 2016. We recognized $1.1 million in subscription license revenue during the third quarter of fiscal 2017, representing an 56% increase compared to subscription license revenue of $0.7 million during the third quarter of fiscal 2016.

Market awareness

Among the key highlights for the third quarter of fiscal 2017 were:

•	Kronos, a leading provider of human capital management and workforce management software solutions, selected Datawatch Monarch as the data preparation platform for its Workforce Ready Suite to accelerate the onboarding of new customers.

•	Baker Tilly Virchow Krause LLP, a full-service accounting and advisory services firm, selected Datawatch Monarch as its standard platform for self-service data preparation to help healthcare organizations optimize revenue cycle operations for a variety of reimbursement methodologies, including value-based care strategies.

•	AstraZeneca, a global science-led biopharmaceutical company, selected Datawatch Monarch for use by analysts in its office of finance to streamline business processes and accelerate the time to insight for its supply chain.

•	Within days of the release of Monarch Swarm in April 2017, one of the world’s leading integrated oil and gas companies became its first customer, leveraging the collaboration and governance capabilities of Monarch Swarm to prepare and manage data related to oil and natural gas exploration, field development and production for consumption through IBM Watson Analytics.

Innovation to product platform

During the third quarter of fiscal 2017, we released an update to Monarch Complete as well as our Monarch Server products. Monarch Complete 14.2 includes French language support, Subscription license support features, support for import and export of SAS Transport Format files along with numerous enhancements and issues resolved. Monarch Server 14.1 continues the path to simplify the automation of data preparation based on Datawatch Monarch Workspaces and Models. The major focus in this release is on enhancements in the general user experience, and additional options within the Automation Edition. One specific major enhancement is in the logs produced on Visual Process runs, where both the content and the presentation of the logs have been improved. We plan to continue adding improvements to the Monarch product line over the coming months, including our next generation Monarch cloud platform Monarch Swarm.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from our accompanying consolidated financial statements. The operating results for any period should not be considered indicative of the results expected for any future period.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

REVENUE:
Software licenses	54%	50%	54%	48%
Maintenance	41	45	42	48
Professional services	5	5	4	4
Total revenue	100%	100%	100%	100%

COSTS AND EXPENSES:
Cost of software licenses	3%	12%	6%	9%
Cost of maintenance and services	7	7	7	8
Sales and marketing	50	65	51	71
Engineering and product development	24	30	25	28
General and administrative	22	35	25	34
Total costs and expenses	106%	149%	114%	150%

LOSS FROM OPERATIONS	(6)%	(49)%	(14)%	(50)%

Other income	-%	-%	3%	-%
Foreign currency transaction gain (loss)	-	-	-	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(6)%	(49)%	(11)%	(50)%
Income tax expense	-	(24)	-	(7)

NET LOSS	(6)%	(73)%	(11)%	(57)%

Three Months Ended June 30, 2017 Compared to

Three Months Ended June 30, 2016

Total Revenues

	Three Months Ended
	June 30,			Percentage
	2017	2016	Increase	Change
Software licenses	$4,912	$3,669	$1,243	34%
Maintenance	3,728	3,335	393	12
Professional services	426	372	54	15
Total revenue	$9,066	$7,376	$1,690	23%

Software license revenue. Software license revenue increased $1.2 million when compared with revenue for the three months ended June 30, 2016 driven by a $0.9 million increase in our Panopticon data visualization revenue and a $0.3 million increase in our Monarch data preparation revenue. During the three months ended June 30, 2017, we added 233 new customers, an increase of 18% compared to the same quarter last fiscal year. In addition to the increase in software license revenue, our deferred revenue increased from $8.9 million at June 30, 2016 to $11.0 million at June 30, 2017 as a result of our transition to a subscription pricing model for a portion of our Monarch self-service data preparation sales, which transition began at the end of fiscal 2015. Deferred license revenue accounted for $1.0 million of the increase in total deferred revenue.

Maintenance revenue. Maintenance revenue increased $0.4 million when compared with revenue for the three months ended June 30, 2016 driven by a $0.3 million increase in renewal maintenance revenue and a $0.1 million increase in initial maintenance revenue. The increase in renewal maintenance can be attributed to the Company having a higher percentage of customers renewing their maintenance contracts during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase in initial maintenance revenue correlates with the increase in software license revenue.

Professional services. Professional services revenue increased $0.1 million when compared with revenue for the three months ended June 30, 2016. This increase can be attributed to a $0.1 million service contract related to a large deal landed during the second quarter of fiscal 2017 for which we delivered the professional services during the three months ended June, 30 2017.

Total Costs and Expenses

	Three Months Ended
	June 30,		Increase	Percentage
	2017	2016	(Decrease)	Change
Cost of software licenses	$230	$879	$(649)	(74)%
Cost of maintenance and services	618	499	119	24
Sales and marketing	4,521	4,773	(252)	(5)
Engineering and product development	2,203	2,196	7	-
General and administrative	2,037	2,593	(556)	(21)
Total costs and operating expenses	$9,609	$10,940	$(1,331)	(12)%

Cost of software licenses. The $0.6 million decrease in costs of software licenses was driven by a $0.4 million decrease in amortization expense and a $0.2 million decrease in royalty expense during the three months ended June 30, 2017 compared to the three months ended June, 2016. The decrease in amortization was a result of certain intangible assets that became fully amortized during the first half of fiscal 2017. The decrease in royalty expense during the three months ended June 30, 2017 is attributable to the restructuring of a royalty contract.

Cost of maintenance and services. The $0.1 million increase was primarily driven by an increase in expense related to third party consulting as a result of outsourcing services for specific customer contracts.

Sales and marketing expenses. The $0.3 million decrease in sales and marketing expenses was primarily driven by a decrease in marketing expense of $0.7 million, offset by an increase in sales expense of $0.4 million. The decrease in marketing expenses was comprised of a $0.6 million decrease in advertising and lead generation costs and a $0.1 million decrease in share-based compensation. The decrease in costs related to advertising and lead generation was driven by cost cutting measures designed to steadily reduce our quarterly expense run-rate. The reduction of share-based compensation expenses was driven by the absence of share-based compensation expense related to several prior grants of stock awards, which had high fair values, and became fully amortized during the fourth quarter of fiscal 2016. The increased sales expense was primarily driven by a $0.5 million increase in commissions, which was driven by the increases in revenue compared to the same quarter last fiscal year. In addition, there was a $0.5 million increase in share-based compensation. The increase in share-based compensation expense was driven by lower share-based compensation for the three months ended June 30, 2016, which was driven by the reversal of previously recorded share-based compensation related to consultants in addition to the departure of our Chief Revenue Officer in the third quarter of fiscal 2016. There were no similar reductions for the three months ended June 30, 2017. These increases were offset by a $0.2 decrease in severance expense driven by the departure of our Chief Revenue Officer in the third quarter of fiscal 2016; a $0.2 million decrease in employee related costs such as salaries, payroll taxes and benefits due to a decrease in headcount as compared to the same quarter last fiscal year, and a $0.2 million decrease in outside consulting expenses and rent expense driven by lower third party commission payouts and lower expense lease contracts in the third quarter of fiscal 2017, respectively.

Engineering and product development expenses. Engineering and product development expenses for the third quarter of fiscal 2017 remained relatively flat compared to the same quarter last fiscal year.

General and administrative expenses. The $0.6 million decrease in general and administrative expenses was mainly driven by a decrease in legal and consulting services expenses which were unusually high during the three months ended June 30, 2016 due to the contested election of directors at our 2016 annual shareholder meeting.

Other income (expense)

	Three Months Ended
	June 30,			Percentage
	2017	2016	Increase	Change
Other income	$28	$15	$13	87%
Foreign currency transaction gain (loss)	$24	$(19)	$43	226%

Other income (expense). There was a minimal amount of other income for the three months ended June 30, 2017 and 2016.

Foreign currency transactions loss. The foreign currency gains for the three months ended June 30, 2017 and losses for the three months ended June 30, 2016 were attributable to fluctuations of the British pound sterling and other foreign currencies in which we transact business relative to the U.S. Dollar.

Provision for income taxes

	Three Months Ended
	June 30,			Percentage
	2017	2016	Decrease	Change
Income tax expense	$(8)	$(1,806)	$1,798	(100)%

During the three months ended June 30, 2017, the Company recorded a tax expense of $8,000, related to estimated state taxes. During the three months ended June 30, 2016, the Company recorded a tax expense of $1.8 million, primarily related to the change in the deferred tax asset in Sweden as a result of generating losses, estimated state taxes, and accrued interest on uncertain tax positions.

Nine Months Ended June 30, 2017 Compared to

Nine Months Ended June 30, 2016

Total Revenues

	Nine Months Ended
	June 30,			Percentage
	2017	2016	Increase	Change
Software licenses	$14,158	$10,461	$3,697	35%
Maintenance	10,844	10,417	427	4
Professional services	1,057	977	80	8
Total revenue	$26,059	$21,855	$4,204	19%

Software license revenue. Software license revenue increased $3.7 million compared with revenue for the nine months ended June 30, 2016 driven by a $3.2 million increase in our Monarch data preparation revenue. The increase in Monarch data preparation revenue was the result of our focused strategy to grow our core Monarch data preparation business with a mixture of heritage Monarch customers as well as new customers. During the nine months ended June 30, 2017, we added 614 new Monarch self-service data preparation customers, an increase of 24% compared to the prior fiscal year.

Maintenance revenue. Maintenance revenue increased $0.4 million when compared with revenue for the nine months ended June 30, 2016. The increase was primarily driven by an increase in renewal maintenance revenue. The increase in renewal maintenance can be attributed to the Company having a higher percentage of customers renewing their maintenance contracts during the nine months ended June 30, 2017 as compared to the same period in the prior fiscal year.

Professional services. Professional services revenue increased $0.1 million when compared with revenue for the nine months ended June 30, 2016. This increase can be attributed to a $0.1 million service contract related to a large deal landed during the second quarter of fiscal 2017 for which we delivered the professional services during the three months ended June, 30 2017.

Total Costs and Expenses

	Nine Months Ended
	June 30,		Increase	Percentage
	2017	2016	(Decrease)	Change
Cost of software licenses	$1,666	$2,067	$(401)	(19)%
Cost of maintenance and services	1,694	1,707	(13)	(1)
Sales and marketing	13,393	15,621	(2,228)	(14)
Engineering and product development	6,600	6,089	511	8
General and administrative	6,570	7,453	(883)	(12)
Total costs and operating expenses	$29,923	$32,937	$(3,014)	(9)%

Cost of software licenses. The $0.4 million decrease in costs of software licenses was driven by a decrease in amortization as a result of certain intangible assets that became fully amortized during the first half of fiscal 2017.

Cost of maintenance and services. Cost of maintenance and services for the nine months ended June 30, 2017 remained relatively flat compared to the prior fiscal year.

Sales and marketing expenses. The $2.2 million decrease in sales and marketing expenses was comprised of a decrease in marketing expense of $1.9 million and a decrease in sales expense of $0.3 million. The decrease in marketing expenses was driven by a $1.6 million decrease in advertising and lead generation costs and a $0.3 million decrease in share-based compensation. The decrease in costs related to advertising and lead generation was driven by cost cutting measures designed to steadily reduce our quarterly expense run-rate. The reduction of share-based compensation expenses was driven by the absence of share-based compensation expense related to several prior grants of stock awards, which had high fair values, and became fully amortized during the fourth quarter of fiscal 2016. The decreased sales expense was driven by a $0.9 million decrease in employee related costs such as salaries, payroll taxes and benefits due to a decrease in headcount as compared to the prior fiscal year; a $0.3 million decrease in severance expense primarily driven by the departure of our Chief Revenue Officer in the third quarter of fiscal 2016; a $0.1 million decrease in third party consulting expenses driven by lower third party commission payouts; a $0.1 million decrease in rent expense driven by lower expense lease agreements in fiscal 2017; and a $0.1 million decrease in amortization as a result of certain intangible assets that became fully amortized during fiscal 2016. These decreases were offset by a $1.2 million increase in commissions driven by the increase in sales compared to prior fiscal year.

Engineering and product development expenses. The $0.5 million increase in engineering and product development costs was comprised of a $0.2 million increase in employee related costs primarily driven by an increase in bonus expense as a result of the increase in revenue; a $0.2 million increase in consulting expenses related to the development of Monarch Swarm, and a $0.1 million increase in severance due to a headcount reduction during fiscal 2017.

General and administrative expenses. The $0.9 million decrease in general and administrative expenses was mainly driven by a $0.7 million decrease in legal and consulting services expenses which were unusually high during the nine months ended June 30, 2016 due to the contested election of directors at our 2016 annual shareholders meeting. Share-based compensation expense decreased $0.3 million and rent expense decreased $0.1 million. The reduction of share-based compensation expenses was driven by a headcount reduction. These decreases were offset by a $0.3 increase in bonus expenses driven by the increase in sales compared to prior fiscal year. Additionally, severance expense increased $0.2 million.

Other income (expense)

	Nine Months Ended
	June 30,			Percentage
	2017	2016	Increase	Change
Other income	$770	$34	$736	2,165%
Foreign currency transaction loss	$(68)	$(53)	$(15)	28%

Other income (expense). During the nine months ended June 30, 2017, the Company recorded the receipt of a settlement payment of $0.7 million, net of legal expenses of $0.2 million, from a stockholder related to such stockholder’s short-swing stock trading profits.

Foreign currency transactions loss. The foreign currency losses for the nine months ended June 30, 2017 and 2016 were attributable to fluctuations of the British pound sterling and other foreign currencies in which we transact business relative to the U.S. Dollar.

Provision for income taxes

	Nine Months Ended
	June 30,			Percentage
	2017	2016	Decrease	Change
Income tax expense	$(17)	$(1,599)	$1,582	(99)%

During the nine months ended June 30, 2017, the Company recorded a tax expense of $17,000, related to estimated state taxes. During the nine months ended June 30, 2016, the Company recorded a tax expense of $1.6 million, primarily related to the change in the deferred tax asset in Sweden as a result of generating losses, estimated state taxes, and accrued interest on uncertain tax positions.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

We lease various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire at various dates through 2022. The lease agreements generally provide for the payment of minimum annual rentals and pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was $0.2 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and was $0.7 million and $1.0 million for the nine months ended June 30, 2017 and 2016, respectively. At June 30, 2017 and September 30, 2016, deferred rent of $0.3 million and $0.4 million, respectively, is included under the caption “Other long-term liabilities” in our consolidated balance sheets. Certain of our facility leases include options to renew.

As of June 30, 2017, our contractual obligations include minimum rental commitments under non-cancelable operating leases and other long-term liabilities related to uncertain tax positions as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 – 2 Years	3 – 5 Years	5 Years
Operating lease obligations	$3,439	$196	$1,359	$1,151	$733
Other long-term liabilities	$681	$-	$-	$-	$681

Royalty expense included in cost of software licenses was $0.1 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively. Royalty expense included in cost of software licenses was $0.5 million for the nine months ended June 30, 2017 and 2016.

Our software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, we would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or service warranties. As a result, we believe our exposure related to these warranty agreements is minimal. Accordingly, we have no liabilities recorded for warranty claims as of June 30, 2017 and September 30, 2016.

We enter into indemnification agreements in the ordinary course of business. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of June 30, 2017 and September 30, 2016.

Certain of our agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby we will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of our employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of June 30, 2017 and September 30, 2016.

As permitted under Delaware law, we have agreements with our directors whereby we will indemnify them for certain events or occurrences while the director is, or was, serving at our request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, our director and officer insurance policy would enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe our exposure related to these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of June 30, 2017 and September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current cash balances will be sufficient to meet our cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At June 30, 2017, we had $29.4 million of cash and cash equivalents as compared $28.0 million as of September 30, 2016, an increase of $1.4 million. $1.9 million of cash and cash equivalents at June 30, 2017 was located in foreign banks.

At June 30, 2017, we had working capital of $23.0 million as compared to $23.5 million as of September 30, 2016. We do not anticipate additional cash requirements to fund growth or the acquisition of additional complementary technology or businesses. However, if in the future, such expenditures are anticipated or required, we may seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that we will be able to issue additional equity or obtain a new or expanded credit facility at attractive prices or rates, or at all.

We had a net loss of $3.2 million for the nine months ended June 30, 2017 as compared to net loss of $12.7 million for the nine months ended June 30, 2016. During the nine months ended June 30, 2017, $1.6 million of cash was provided by our operations. During the nine months ended June 30, 2016, $5.5 million of cash was used in our operations. During the nine months ended June 30, 2017, the main source of cash provided by operations was net loss adjusted for depreciation and amortization, share-based compensation expense, as well as the decreases in prepaid expenses and other assets, accounts payable, accrued expenses and other liabilities, offset by the decreases in accounts receivable and the increases in deferred revenue. During the nine months ended June 30, 2016, the main use of cash in operations was net loss adjusted for depreciation and amortization, share-based compensation expense, deferred income taxes, as well as the decrease in accounts receivable and the increase in deferred revenue offset by the decreases in accounts payable, accrued expenses and other liabilities.

Net cash used in investing activities of $0.2 million and $0.9 million for the nine months ended June 30, 2017 and 2016, respectively, was related to the purchase of property and equipment.

There was no cash provided by financing activities for the nine months ended June 30, 2017. Net cash provided by financing activities of $0.1 million for the nine months ended June 30, 2016 was related to the proceeds from the issuance of common stock upon the exercise of outstanding stock option awards.

We believe that our current operations have not been materially impacted by the effects of inflation.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At June 30, 2017, we did not participate in or hold any derivative financial instruments or commodity instruments. We hold no investment securities that possess significant market risk.

Primary Market Risk Exposures

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. 14% and 16% of our revenues for the three months ended June 30, 2017 and 2016, respectively, and 13% and 14% of our revenues for the nine months ended June 30, 2017 and 2016, respectively, were from our foreign subsidiaries. In addition, 19% of our operating expenses for the three months ended June 30, 2017 and 2016 and 19% and 18% of our operating expenses for the nine months ended June 30, 2017 and 2016, respectively, were from our foreign subsidiaries.

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in several currencies, of which the most significant to our operations has historically been the British Pound. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to our international subsidiaries, if any, are usually considered to be of a long-term investment nature. Accordingly, the majority of currency movements are reflected in our other comprehensive (loss) income. Foreign currency translation losses arising during the three months ended June 30, 2017 were $32,000. Foreign currency translation gains arising during the three months ended June 30, 2016 were $44,000. Foreign currency translation gains arising during the nine months ended June 30, 2017 and 2016 were $9,000 and $0.1 million, respectively. There are, however, certain situations where we will invoice customers in currencies other than our own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in “Foreign currency transaction gain (loss)” section of the accompanying consolidated statements of operations and were gains of $24,000 for the three months ended June 30, 2017, losses from foreign currency transactions of $19,000 for the three months ended June 30, 2016, and losses of $0.1 million for the nine months ended June 30, 2017 and 2016.

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 28, 2017.

DATAWATCH CORPORATION

/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ James L. Eliason
James L. Eliason
Chief Financial Officer
(Principal Financial Officer)

