Form 10-K
period 2017-09-30
DATAWATCH CORP
filed 2017-11-21
CIK 792130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-19960

DATAWATCH CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	02-0405716
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4 CROSBY DRIVE

BEDFORD, MASSACHUSETTS 01730

(978) 441-2200

(Address and telephone number of principal executive office)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock $0.01 par value per share	NASDAQ CAPITAL MARKET
(Title of each class)	(Name of Exchange on which Registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on March 31, 2017, the last business day of the Company’s most recently completed second fiscal quarter, as reported by the NASDAQ Capital Market was $83,578,421.

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 15, 2017 was 12,258,458.

Documents Incorporated By Reference

Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2017. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

DATAWATCH CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. BUSINESS

GENERAL

Datawatch Corporation (NASDAQ-CM: DWCH) (“Datawatch”, “We”, “Us”, “Our”) is a leading provider of self-service data preparation and visual data discovery software. Datawatch began offering self-service data preparation solutions more than 25 years ago to help companies unlock data from multiple sources so that it can be used for analytic tasks. Since then, the sources and variety of data – as well as its volume – have grown significantly and are predicted to continue to grow, posing greater challenges for businesses that depend on accessing data to derive business insights. Today, Datawatch focuses on delivering software that enables users to uncover valuable insights that improve both business outcomes and user productivity. With Datawatch software, businesses can quickly access, prepare and blend structured data from relational databases, enterprise applications, big data systems, etc. along with semi-structured sources like XML, HTML, enterprise reports, PDF files and EDI streams. Additionally, real-time streaming data can be leveraged into visually rich analytic applications to dynamically discover key factors that impact their business operations. Organizations of many sizes and in many different industries use Datawatch products, including 99 of the Fortune 100. Datawatch is headquartered in Bedford, Massachusetts, with offices in New York, London, Stockholm, Singapore, and Manila, and with partners and customers in more than 100 countries worldwide.

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

OUR MARKET

Datawatch’s self-service data analytics platform is a critical component of the business analytics software market. According to IDC, the worldwide market for Big Data and analytics software represented approximately $49 billion in 2016 and it is expected to grow to approximately $81 billion in 2021. Within the broader Big Data and analytics software market, Datawatch’s solutions are focused on the business intelligence and analytic tools and analytic data integration markets.

We sell and compete within the data preparation and visualization markets, which are both emerging and fast-growing segments of the overall business analytics space. Over the past several years, the business analytics market has evolved from large systems implemented and managed by IT, to more agile, self-service systems owned and operated by business functions. Datawatch’s products are ideal for any combination of users, from single business analyst, to team, to entire enterprise, enabling organizations to respond rapidly to business needs with comprehensive data analysis.

Self-service data preparation addresses the needs of business users who are creating and analyzing data without IT intervention. Analysts must access, clean and blend data from a wide variety of systems before it can be visualized. It is estimated that up to 80% of user time is spent preparing data rather than analyzing that data, diminishing analyst productivity. And because so much time is dedicated to preparing data, it is estimated that only 12% of an organization’s data is used in business decision-making. Datawatch products enhance productivity by enabling customers to solve difficult and time-consuming data preparation challenges with simple drag-and-drop, or mouse clicks. Datawatch also facilitates and enables IT’s data governance needs by centralizing and controlling access to data and curated data assets. Furthermore, Datawatch solutions can be deployed at any scale across an entire enterprise, on premise as well as in ‘the cloud.’

The visual data discovery market continues to evolve with new requirements that make Datawatch’s solutions more relevant. While ease of use remains a critical factor in the adoption of visualization technologies, successful platforms today must also offer users the ability to develop visualizations, and acquire, prepare, automate and manage any source of data used in visual data discovery applications. Datawatch’s extensive experience in these areas, as well as other growing outlets such as social media, enables users to attain high value results for many mission critical purposes. For example, the increased use of NoSQL data and other multi-structured sources, coupled with the desire for a more manageable and governed deployment of visualization solutions, are also driving additional changes in industries such as capital markets, government, retail, and telecommunications.

OUR PRODUCTS

The Datawatch product family enables businesses to maximize the ability to analyze all of their information assets, regardless of the form in which that data exists. Moreover, the Datawatch Monarch product family spans the needs from a single user working at a desktop through a workgroup, team or business unit and can scale all the way to an enterprise-wide platform server delivering prepared data to thousands of users, internal and external. With high levels of governance controls embedded in the Datawatch product family, decisions about which users can access what data and integration with other platforms, such as Tableau Server, IBM Watson Analytics or a data warehouse, are simple. Datawatch Monarch, the self-service data preparation solution, is the first step in unlocking value from data contained in a wide variety of sources. Datawatch Panopticon enables real-time visualization of streaming data for fast data analysis. Both applications are integrated technically. Monarch and Panopticon provide the broadest solution for unlocking, preparing and visualizing the widest variety of enterprise data. Using all available information enables organizations to make more insightful decisions that yield better and faster results.

The Datawatch product family includes the following products:

Datawatch Monarch™ — Access and Prepare Data from Virtually Any Source

Datawatch Monarch is a self-service data preparation tool that allows users to explore, manipulate and merge new data sources quickly and easily. With Datawatch Monarch, users can bring all the data that is needed to manage a business to life, whether that information is stored in structured sources like databases, or in less conventional places like unstructured or semi-structured content including PDF files, reports, EDI or HTML files.

Datawatch Monarch Swarm™ – A New Team-Driven Approach to Analytics

Datawatch Monarch Swarm is a new-generation browser-based platform offering team-driven data preparation and a centralized data marketplace to speed collaboration and drive data governance across the enterprise. The simple but powerful platform invites broad participation across the organization, and the features of controlled collaboration and governance reduce the burden on IT at the same time they increase the agility for end users to manipulate the data without compromising its integrity. Furthermore, the powerful data socialization tools provide better data discovery and enable users to automate and reuse models and curated data sets.

Datawatch Panopticon™ — Visually Design, Discover and Explore New Insights

Datawatch Panopticon is designed for situations where fast data analysis is critical to a business. It allows users to quickly start asking questions to see hidden patterns, spot problems and identify missed opportunities without programming or scripting. Our in-memory analytics engine enables on-the-fly aggregations and intuitive navigation and integration of data from virtually any data source. With a simple drag-and-drop interface, users can set up hierarchies and filters in their dashboards to make it easier to spot outliers and to see how different subsets of data correlate with each other. Datawatch Panopticon provides a range of specialized visualizations designed specifically to make analyzing streaming data, time series data and historical data, more meaningful. Integrated data preparation capabilities and pre-built connectors make it simple to access and combine information from any data source, including data streams from message brokers and complex event processing engines. Products in the Panopticon family include Datawatch Panopticon Designer and Datawatch Panopticon Server.

Datawatch Report Mining Server™ — Unlocking the Power of Content

Monarch Server extends the data preparation capabilities of Monarch to provide a comprehensive, enterprise-wide solution. Models created with Monarch on the desktop can be stored and shared on a centrally managed server that runs on premise. Data preparation tasks can be fully automated and prepared data delivered to all users and systems. Monarch Server puts data acquisition, preparation and distribution on autopilot. With a visual process designer to quickly orchestrate automation flows, users can execute processes on a predetermined schedule or as new information becomes available. Prepared data is instantly delivered to users via email or a web portal, and other systems like data warehouses and analytics tools can be loaded with fresh data.

OUR SERVICES

Datawatch complements its core products with a range of services and information to ensure successful deployment and usage of our self-service data preparation and visual data discovery software. This includes educational services for customers and partners implementing and learning about the platform, maintenance and support, and professional services to provide in-depth technical assistance for software implementations.

Educational Services

Datawatch educational services offers easily accessed training opportunities to customers and partners to support the knowledge and skills development they need to optimize their investment in Datawatch’s self-service data preparation and visual data discovery software. Datawatch offers an array of live and virtual classroom instruction, including private onsite classes, as well as live customer training sessions in different locations where users can learn from each other as well as Datawatch. Courses include training on all aspects of our platform, from beginning model building basics to the deployment of sophisticated dashboards sourced from data harvested by our platform. In addition, Datawatch provides white papers, tutorials, webinars, data sheets, videos and other resources to assist customers in better utilizing their Monarch software.

Professional Services

To optimize rapid time-to-value, the Datawatch professional services team supports customers and partners with more in-depth technical consulting and best practices about our platform, including advanced modeling, application design, implementation and configuration and process optimization.

Customer Support

As part of their purchase of a perpetual license to Datawatch’s software platform, Datawatch’s customers obtain one year of software maintenance and support, and have the option to annually renew their maintenance agreements. These annual maintenance agreements provide customers with software updates on a when-and-if available basis, maintenance releases and patches, and access to telephone support services. The maintenance agreement also allows access to an on-line user forum where experienced users from around the world can share their tips and tricks. Customers who purchase a subscription license receive the same support and benefits as perpetual license customers for the term of their contract.

MARKETING, SALES AND DISTRIBUTION STRATEGY

We market and sell our products and services through our direct sales force, a distribution channel and an indirect sales channel comprised of a global partner network. Our direct sales force consists of professional sales and pre-sales personnel who typically have several years of experience selling and demonstrating enterprise software solutions. Our distribution channel is predominantly for our Datawatch Monarch product and consists of a single tier reselling network. Our global partner network brings significant technological and industry expertise, as well as added geographic presence, that enable us to reach customer organizations around the world. These indirect sales channels often help to shorten sales cycles with prospective customers.

Our global partner network includes system integrators, technology alliance partners and strategic, geographic and product-specific resellers. Resellers are typically authorized to sell licenses, implement and, in some instances, provide first line support for our software products. System integrators, technology alliance partners, implementation partners and referral partners may also sell licenses and provide complementary skills, domain or industry experience, as well as expanded local, national or global geographic coverage.

Our global partner network also includes original equipment manufacturer (“OEM”) partners and value-added reseller (“VAR”) partners who use our technologies as embedded or bundled add-on features in their products and services. Typically, OEM and VAR partners include software companies, SaaS vendors and information providers. More broadly, this category includes any organization seeking to leverage Datawatch products to access and analyze semi-structured and unstructured data for use in an existing or new product or in a service offering. We support these business relationships with development and business resources to ensure that Datawatch products are optimized and certified for leading technology platforms, allowing our customers to benefit from these expanded solutions with seamless integration. Selected partners include organizations such as Tableau, IBM, Sage, Baker Tilly and Dell.

We support our global partner network in three primary ways:

•	enabling partners through sales training, demonstration training, technical support and education;
•	marketing with and for partners through lead generation programs, customer marketing and awareness; and,
•	positioning and selling Datawatch products with effective sales tools and sales support.

As of September 30, 2017, our global partner network was comprised of more than 100 partners worldwide. One partner accounted for 12% of total revenue for the year ended September 30, 2017. No one partner or customer accounted for more than 10% of our total revenue for the years ended September 30, 2016 and 2015.

Our software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. We also offer a 30-day money-back guarantee on our Datawatch Monarch product sold directly to end-users. To date, we have not experienced any significant product returns under our money-back guarantee.

Our go-to-market approach includes a blend of expanding our penetration within existing customers and securing new customers through a ‘land and expand’ sales model. Our marketing efforts are focused on generating qualified sales leads for our direct sales force and our global partners, increasing brand awareness, communicating our positioning in the market and promoting product advantages. We rely on a variety of marketing initiatives to achieve our goals. In addition, we work closely with our global partners on co-marketing and lead generation initiatives to broaden our marketing reach.

 Our revenues from outside of the United States primarily reflect sales through the direct sales force of our wholly-owned subsidiaries, Datawatch International Limited, which is located in the United Kingdom, and its subsidiaries that are located in Germany, Singapore and Australia, and Datawatch AB, which is located in Sweden, as well as through international resellers. Such international sales represented 17%, 14% and 21% of our total revenue for fiscal 2017, 2016 and 2015, respectively.  Further geographic information is included in Note 9, “Segment Information and Revenue by Geographic Location,” to our accompanying consolidated financial statements.

OUR RESEARCH AND DEVELOPMENT OPERATIONS

We are committed to leading our sector in innovation, as evidenced by our recent launch of next generation Monarch Swarm as well as updated releases of both Monarch Server and Panopticon. We believe that timely development of new products and enhancements to our existing products are essential in a dynamic market to respond to new customer challenges and new types of data. We intend to continue to invest significant amounts in research and product development to ensure that our products meet our customers’ current and future demands as well as to take advantage of evolving technology trends.

Our product managers work closely with developers, whether independent or in-house, to define product specifications. The initial concept for a product originates from this cooperative effort.  The developer is generally responsible for coding the development project. Our product managers maintain close technical control over the products, giving us the freedom to designate which modifications and enhancements are most important and when they should be implemented. The product managers and staff work in parallel with developers to produce printed documentation, on-line help files, tutorials and installation software. In some cases, we may subcontract a portion of this work on a project basis to third-party suppliers under contracts. Our personnel also perform extensive quality assurance testing for all products and coordinate external beta test programs.

Datawatch products have been developed through in-house software development, by offshore software development companies hired under contract or by acquisition. We maintain source code and full product control for these products, which include Datawatch Monarch, Datawatch Monarch Swarm, Datawatch Monarch Server, Datawatch Panopticon Designer, Datawatch Panopticon Server, Datawatch Software Developers Kit, Datawatch Report Mining Server and legacy products including Datawatch Report Manager On-Demand.

Our total engineering and product development expense was $8.9 million, $8.2 million and $8.9 million for fiscal years 2017, 2016 and 2015, respectively.

OUR COMPETITION

Datawatch’s self-service data preparation and visual data discovery software competes within the broad and highly competitive business analytics market and specifically the data visualization market. While we believe that there is no single competitor that addresses the full range of capabilities of our software, we face competition from several companies that are offering, or soon may offer, products that compete with portions or aspects of our software.

Competitors can be classified into four broad categories:

•	Large software companies, including suppliers of traditional business intelligence products that provide one or more capabilities that are competitive with our products, such as IBM, Microsoft, Oracle and SAP.
•	New and emerging vendors focused more specifically on data preparation, such as Informatica, Alteryx, Paxata and Trifacta.
•	Business analytics vendors focused on real-time visualization, such as First Derivatives and Zoomdata.
•	Independent vendors that focus on extracting specific data formats or sources such as machine data, data in content management systems, EDI, XBRL, HTML and PDFs. These competitors include Splunk, Actuate (Xenos) and Informatica, among others.

 We believe that generally, we compete favorably with respect to these companies and competitive offerings; however, some current and potential competitors have advantages over us, including:

•	longer operating histories,
•	significantly greater financial, technical, marketing or other resources,
•	stronger brand and business user recognition, and
•	broader global distribution and presence.

Competition in our industry is likely to intensify as current competitors expand their product lines and as new competitors enter the market.

OUR EMPLOYEES

As of November 13, 2017, we had 144 full-time and 3 contract, temporary or part-time employees, including 55 engaged in marketing and sales; 26 engaged in product consulting, training and technical support; 46 engaged in product management, development and quality assurance; and 20 providing general, administrative, accounting, IT and software production and warehousing functions.

OTHER BUSINESS CONSIDERATIONS

Product Protection

We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our rights to such proprietary technology. With respect to patents, on June 30, 2015, we applied with the United States Patent and Trademark Office (USPTO) for U.S. patent protection of our proprietary systems and methods for automatically generating tables using auto-generated templates. This application is currently pending. Moreover, on January 12, 2016, we applied with the USPTO for U.S. patent protection of our proprietary systems and methods for generating tables from print-ready digital source documents. A first patent (U.S. Patent No. 9,703,706) was issued in this case on July 11, 2017, and a continuation application is pending. In addition, we may from time to time apply for additional patents with the USPTO to protect other proprietary systems and methods of our technology. Despite these precautions, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. We believe that, because of the rapid pace of technological change in the software industry, the legal protections for our products are less significant than the knowledge, ability and experience of our employees and developers, the frequency of product enhancements and the timeliness and quality of our support services. We believe that none of our products, trademarks, and other proprietary rights infringes on the proprietary rights of third parties, but there can be no assurance that third parties will not assert infringement claims against us in the future.

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

Risks Relating to our Business

A Weak Global Economy and Softening in the Computer Software Market May Result in Decreased Revenues or Lower Revenue Growth Rates

The growth and profitability of our business depends on the overall demand for computer software and services, particularly in the financial services markets and other markets in which we compete. Tighter credit and negative financial news that may result from challenging economic conditions worldwide and in the U.S. have an adverse effect on capital spending by corporations, including the demand for computer software. Because our sales are primarily to major corporate customers, poor economic conditions may soften the demand for computer software and services which may result in decreased revenues, lower revenue growth rates and reduced profitability. In addition, a weak global economy may result in longer sales cycles, reduced, deferred or cancelled orders, or greater than anticipated uncollectible accounts receivables. In a weakened economy, we cannot be assured that we will be able to effectively promote future growth in our software and services revenues or operate profitably.

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

Fluctuations in Quarterly Operating Results Could Have a Material Adverse Effect on our Business, Financial Condition or Results of Operations

Our future operating results could vary substantially from quarter-to-quarter because of uncertainties and/or risks associated with such matters as current economic conditions, technological change, competition, delays in the introduction of new products or product enhancements, and market acceptance of those new products and product enhancements, and general market trends. In addition, as we focus on increasing enterprise sales to large customers, the timing of significant orders may cause fluctuations in quarterly operating results. Large enterprise sales arrangements often involve multiple elements and may require more complex accounting than the sales transactions we have entered into in the past, which also makes projecting future operating results more difficult. Historically, we have operated with minimal backlog of orders because our software products are generally shipped as orders are received. As a result, sales in any quarter are substantially dependent on orders booked and shipped in that quarter. Further, any increases in sales under our subscription sales model or cloud-enabled offering could result in decreased revenues over the short term. Because our staffing and operating expenses are based on anticipated revenue levels and a high percentage of our costs are fixed in the short-term, small variations in the timing of revenues can cause significant variations in operating results from quarter-to-quarter. In addition, at September 30, 2017, we had $4.9 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 2.26 years, which costs will have a negative effect on our profitability on a GAAP reporting basis. Because of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. We can give no assurance that we will not experience such variations in operating results in the future or that such variations will not have a material adverse effect on our business, financial condition or results of operations.

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

The Markets for our Self-Service Data Preparation and Data Visualization Products are Emerging and May Not Grow

Because the market for our self-service data preparation and visual data discovery products are still emerging, it is difficult to predict customer adoption and renewal rates, customer demand for our enterprise software licenses, the size and growth rate of these markets, the entry of competitive products or the success of existing competitive products. Any expansion in our markets depends on a number of factors, including the cost, performance and perceived value associated with such software licenses. If the markets for our enterprise software licenses do not achieve widespread adoption or there is a reduction in demand for software in these markets caused by a lack of customer acceptance, technological challenges, competing technologies and products, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced customer orders, reduced renewal rates or decreased revenues, any of which would adversely affect our business operations and financial results.

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

A Significant Percentage of our Total Revenue is Subject to Risks Associated with International Sales

In the years ended September 30, 2017, 2016 and 2015, international sales accounted for 17%, 14% and 21%, respectively, of our total revenue. We anticipate that international sales will continue to account for a significant percentage of our total revenue. A significant portion of our total revenue will therefore be subject to risks associated with international sales, including deterioration of international economic conditions, unexpected changes in legal and regulatory requirements, changes in tariffs, currency exchange rates and other import or export controls, political and economic instability, possible effects of war and acts of terrorism, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting our intellectual property overseas, seasonality of sales and potentially adverse foreign tax consequences.

On June 23, 2016, the United Kingdom held a referendum in which United Kingdom voters approved an exit from the European Union commonly referred to as “Brexit”. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The long term effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause our customers to closely monitor their costs and reduce their spending budget on our products and services. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the United Kingdom from the European Union would have and how such withdrawal would affect us. Adverse consequences such as deterioration in economic conditions, volatility in currency exchange rates, and prohibitive laws and regulations could have a negative impact on our business, operating results, and financial condition.

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

Changes in accounting principles and guidance could result in unfavorable accounting charges or effects.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. These principles are subject to interpretation by the Securities and Exchange Commission and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a material effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. For example, during May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). We plan to adopt Topic 606 using the full retrospective transition method when it becomes effective for us on October 1, 2018. See Note 1 to our accompanying consolidated financial statements for information about ASC Topic 606.

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

If Material Weaknesses or Other Deficiencies are Discovered in our Internal Accounting Procedures, our Stock Price May be Adversely Affected

Section 404 of the Sarbanes-Oxley Act requires that management report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control and financial reporting environment. If management identifies any material weaknesses, their correction could require remedial measures which could be costly and time-consuming. In addition, the presence of material weaknesses could result in financial statement errors which in turn could require us to restate our financial statements. Any identification by us or our independent registered public accounting firm of material weaknesses, even if quickly remedied, could damage investor confidence in the accuracy and completeness of our financial reports, which could affect our stock price and potentially subject us to litigation. Given that Datawatch is an “accelerated filer,” our independent registered public accounting firm will have to attest to and report on management’s assessment of the effectiveness of such internal control over financial reporting in fiscal year 2017.

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

We Face Significant Competition in the Software Industry

Our self-service data preparation and visual data discovery products compete with those of other companies in the Big Data and business analytics markets. These markets are highly competitive and include companies such as Tableau Software, TIBCO Spotfire (a subsidiary of TIBCO Software Inc.), Qlik Technologies, Inc., Informatica, Alteryx, Paxata, Trifacta and First Derivatives, as well as larger technology companies such as IBM, SAP, MicroStrategy, Inc., SAS and Oracle. Many of these competitors have longer operating histories, greater name recognition and/or substantially greater financial, marketing and technological resources than we do. No assurance can be given that our business will have the resources required to compete successfully in the future. In addition, many of these competitors have strong relationships with current and potential customers and extensive knowledge of the business analytics industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. If we are unable to compete successfully against current and future competitors, the business, results of operations and financial condition of the combined business would be harmed. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Maintaining and enhancing the Datawatch brand and our reputation is critical to our relationships with our customers and channel partners and to our ability to attract new customers and channel partners. We believe that the importance of our brand recognition and reputation will continue to increase as competition in our market increases. The failure to maintain or enhance our brand recognition or reputation would likely adversely affect our business and results of operations.

Our Success is Dependent on Proprietary Software Technology

Our success is dependent upon proprietary software technology. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our rights to such proprietary technology. With respect to patents, on June 30, 2015, we applied with the United States Patent and Trademark Office (USPTO) for U.S. patent protection of our proprietary systems and methods for automatically generating tables using auto-generated templates. This application is currently pending. Moreover, on January 12, 2016, we applied with the USPTO for U.S. patent protection of our proprietary systems and methods for generating tables from print-ready digital source documents. A first patent (U.S. Patent No. 9,703,706) was issued in this case on July 11, 2017, and a continuation application is pending. Despite such precautions, there can be no assurance that such steps will be adequate to deter misappropriation of such technology.

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

The Failure of Indirect Distribution Channels Could Have a Material Adverse Effect on our Operating Results

We sell a significant portion of our products through distributors, value-added resellers, OEMs and other business partners, none of which are under our direct control. Sales to indirect distribution channels accounted for 36%, 35% and 40%, of total sales for fiscal years 2017, 2016 and 2015, respectively. One partner accounted for 12% of our total revenue for the year ended September 30, 2017. The loss of major distributors or resellers of our products, or a significant decline in their sales, could have a material adverse effect on our operating results. We actively seek to develop new distributor and reseller relationships on the basis of their business credentials and their ability to add value through expertise in specific vertical markets or application programming expertise, although there can be no assurance that we will be able to attract or retain qualified distributors or resellers or that the distributors or resellers will be able to effectively sell our products. In addition, we may rely on resellers to provide post-sales service and support, and any deficiencies in such service and support could adversely affect our business.

Our Subscription Sales Model for our Enterprise Products Could Result in Decreased or Delayed Revenues and Cash Flows

We sell our enterprise products through the sale of perpetual licenses and through a subscription pricing model. The subscription pricing model allows customers to use our products at a lower initial cost of software acquisition when compared to the more traditional perpetual license sale. Although the subscription sales model is designed to increase the number of enterprise solutions sold and also reduce dependency on short-term sales by building a recurring revenue stream, it introduces increased risks for us primarily associated with the timing of revenue recognition and reduced cash flows. Currently, the subscription model delays revenue recognition when compared to the typical perpetual license sale and could result in decreased revenue for solutions sold under the model if we experience a high percentage of subscription cancellations following the first 12 months of the subscription. Further, as amounts due from customers are invoiced annually over the life of the subscription, there are delayed cash flows from subscription sales when compared to perpetual license sales. Upon adoption of ASC Topic 606, revenue for performance obligations will generally be recognized as they are satisfied. See Note 1 to our accompanying consolidated financial statements for information about ASC Topic 606.

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

We May Require Additional Capital to Grow our Business, and Our Financing Arrangements Expose us to Interest Rate and Default Risk

Our business may require additional capital to operate and expand. Over the past few years, we have relied upon cash generated from operations to satisfy our capital needs and finance growth. If we determine in the future to make significant investments in our business, including by acquiring assets or businesses from third parties, we may attempt to raise additional funds by securing additional debt financing or selling equity securities in either the public or the private markets. As the financial markets change and new regulations come into effect, the cost of acquiring financing and the methods of financing may change. We may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to make acquisitions. Our inability to do any of the foregoing could reduce our ability to compete successfully and adversely affect our results of operations. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on acceptable terms to fund our needs.

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

Risks Relating to an Investment in our Common Stock

The Market Price of our Stock Has Been and May Continue to Be Volatile

The market price of our common stock has been, and may continue to be, volatile. Our stock price may be adversely affected by many factors, including:

•	actual or anticipated fluctuations in our operating results;
•	increased competition;
•	general market conditions;
•	announcements of technical innovations;
•	announcements related to the Board’s review of strategic alternatives to increase shareholder value;
•	new products or services offered by us, our suppliers or our competitors;
•	expenses or other difficulties associated with assimilating companies acquired by us;
•	changes in the mix of sales channels;

•	the timing of significant customer orders;
•	changes in estimates or recommendations by securities analysts of our future financial performance, failure to obtain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;
•	the issuance of additional shares to obtain financing or for acquisitions;
•	our compliance with SEC and NASDAQ rules and regulations, including the Sarbanes-Oxley Act of 2002;
•	trading volume of our common stock;
•	the timing of stock sales under 10b5-1 plans or otherwise by our shareholders in the future; and
•	political instability, natural disasters, war and/or events of terrorism.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Datawatch is currently headquartered in 20,360 square feet of leased office space in Bedford, Massachusetts pursuant to a lease agreement executed on June 23, 2015. The lease expires in December 2022. The aggregate rent expense for the remaining term of the lease is $3.1 million. In addition to rent, the lease requires us to pay certain taxes, insurance and operating costs related to the leased facility based on our pro-rata share of such costs. In conjunction with entering into the lease, the Company was required to deposit $0.2 million into a restricted cash account as collateral for a Letter of Credit, which is included under the caption “Other long-term assets” in our consolidated balance sheets, for the periods ended September 30, 2017 and 2016.

 We also maintain sales and development offices in the U.S., and international sales, administrative and development offices in the U.K. and Sweden. In addition, we maintain a software development and testing facility in the Philippines.

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

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed and traded on the NASDAQ Capital Market under the symbol DWCH. The range of high and low closing prices during each fiscal quarter for the last two fiscal years is set forth below:

For the Year Ended	Common Stock
September 30, 2017	High ($)	Low ($)

4th Quarter	11.55	9.05
3rd Quarter	9.40	7.10
2nd Quarter	8.55	5.50
1st Quarter	7.65	5.30

For the Year Ended	Common Stock
September 30, 2016	High ($)	Low ($)

4th Quarter	7.65	5.45
3rd Quarter	5.65	4.56
2nd Quarter	6.09	3.57
1st Quarter	6.65	5.14

Holders

There were 75 shareholders of record as of November 15, 2017. We believe that the number of beneficial holders of common stock is 2,730. The last reported sale of our common stock on November 15, 2017 was at $10.25.

Dividends

We have not paid any cash dividends and it is anticipated that none will be declared in the foreseeable future. We intend to retain future earnings, if any, to provide funds for the operation, development and expansion of our business.

Equity Plan Information

The following table provides information about the Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of September 30, 2017 and 2016, including the Company’s 2006 Equity Compensation and Incentive Plan (the “2006 Plan”) and the Company’s Third Amended and Restated 2011 Equity Compensation and Incentive Plan (the “2011 Plan”). The 2006 Plan and the 2011 Plan have previously been approved by our stockholders.

	Number of	Weighted	Number of
	Securities to be	average exercise	securities
	issued upon	price of	remaining
	exercise of	outstanding	available
	outstanding	options,	for future
	options, warrants	warrants and	issuance
Plan Category	and rights(1)	rights(2)

Equity compensation plans approved by security holders	1,103,066	$7.51	623,437
Equity compensation plans not approved by security holders	-		-

Total	1,103,066		623,437

(1)	Of these shares, 1,003,066 were granted under the 2011 Plan and 100,000 were granted under the 2006 Plan. As of September 30, 2017, 623,437 shares remained available for grant under the 2011 Plan.

(2)	Weighted-average exercise prices do not include restricted stock units as these do not contain exercise prices.

 Stock Performance Graph

The following graph compares the yearly change in the cumulative total stockholder return on the Company’s Common Stock during the period from September 30, 2012 through September 30, 2017, with the cumulative total return on (i) an SIC Index that includes all organizations in the Company’s Standard Industrial Classification (SIC) Code 7372-Prepackaged Software (the “SIC Code Index”) and (ii) the Media General Market Weighted Nasdaq Index Return (the “Nasdaq Market Index”). The comparison assumes that $100 was invested on October 1, 2012 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

The stock price performance shown on the graph and in the table above is not necessarily indicative of future price performance. Information used in the graph and table was obtained from Zacks Investment Research, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the periods indicated. The selected consolidated financial data for and as of the end of the years in the five-year period ended September 30, 2017 are derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes which appear elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data:
Years Ended September 30,	2017	2016	2015	2014	2013
	(In thousands, except per share data)

Revenue	$36,263	$30,462	$30,221	$35,087	$30,296
Costs and Expenses	41,033	43,591	82,663	56,752	34,113
Net Loss from Operations	(4,770)	(13,129)	(52,442)	(21,665)	(3,817)
Net Loss	$(3,993)	$(14,632)	$(49,787)	$(22,383)	$(4,197)

Net Loss per Common Share:
Basic	$(0.33)	$(1.24)	$(4.38)	$(2.24)	$(0.63)
Diluted	$(0.33)	$(1.24)	$(4.38)	$(2.24)	$(0.63)

Balance Sheet Data:
September 30,	2017	2016	2015	2014	2013
	(In thousands)

Total Assets	$50,405	$48,431	$58,931	$103,597	$68,914
Working Capital	$23,362	$23,524	$31,328	$44,876	$4,112
Long-term Obligations	$692	$766	$461	$1,238	$3,594
Shareholders’ Equity	$32,529	$33,958	$45,542	$90,910	$51,375

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

We offer our enterprise products through perpetual licenses and subscription pricing models. Subscription terms generally run 12 months. Commencing 90 days prior to the subscription expiration date, the Company will solicit customers to in order to obtain binding commitments for additional 12-month subscription contracts. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades. During fiscal years 2017, 2016 and 2015, subscription revenues were $4.2 million, $2.4 million and $0.7 million, respectively.

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

Revenue Recognition and Allowance for Bad Debts

We license our software products directly to end-users and indirectly to end-users, through value-added resellers and strategic partners. Sales to indirect distribution channels accounted for 36%, 35% and 40%, of total sales for fiscal years 2017, 2016 and 2015, respectively. Revenue from the sale of all software products (when separately sold) is generally recognized at the time of shipment, provided there are no uncertainties surrounding product acceptance, the fee is fixed or determinable, collectability is reasonably assured, persuasive evidence of the arrangement exists and there are no significant obligations remaining. Our software product offerings do not require customization and can be installed and used by customers on their own with little or no configuration required. Multi-user licenses marketed by us are sold as a right to use the number of licenses, and the license fee revenue is recognized upon delivery of the software.

Our software products are generally sold in multiple element arrangements which may include software licenses, professional services, educational services and customer support. In such multiple element arrangements, we apply the residual method in determining revenue to be allocated to the software license. In applying the residual method, we deduct from the sale proceeds the vendor specific objective evidence (“VSOE”) of fair value of the professional services, educational services and customer support in determining the residual fair value of the software license. The VSOE of fair value of the professional services, educational services and customer support is based on the amounts charged for these elements when sold separately. Professional services include advanced modeling, application design, implementation and configuration and process optimization with revenue recognized as the services are performed. These services are generally delivered on a time and materials basis, are billed as the work is performed, and do not involve modification or customization of the software or any other unusual acceptance clauses or terms. Customer support is typically provided under a maintenance agreement which provides technical support and rights to unspecified software maintenance updates and bug fixes on a when-and-if available basis. Revenue from customer support services is deferred and recognized ratably over the period of support (generally one year). Such deferred amounts are recorded as part of deferred revenue in the accompanying consolidated balance sheets.

We also license our enterprise software using a subscription model. At the time a customer enters into a binding agreement to purchase a subscription, the customer is invoiced annually in advance and an account receivable and deferred revenue are recorded. Beginning on the date the software is installed at the customer site and available for use by the customer, and provided that all other criteria for revenue recognition are met, the deferred revenue amount is recognized ratably over the period the service is provided. The subscription arrangement includes software, maintenance and unspecified future upgrades including major version upgrades on a when-and-if available basis. The Company typically charges the same price for the initial subscription and the renewal term. Upon adoption of ASC Topic 606, revenue for performance obligations will generally be recognized as they are satisfied. See Note 1 to our accompanying consolidated financial statements for information about ASC Topic 606.

Our software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. We also offer a 30 day money-back guarantee on our Datawatch Monarch product sold directly to end-users.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. We analyze accounts receivable and the composition of the accounts receivable aging, historical bad debts, customer creditworthiness, current economic trends, foreign currency exchange rate fluctuations and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based upon the analysis and estimates of the collectability of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Actual results could differ from the allowances for doubtful accounts recorded, and this difference may have a material effect on our financial position and results of operations. Our allowance for doubtful accounts was $0.1 million and $28,000 as of September 30, 2017 and 2016, respectively.

Income Taxes

We have deferred tax assets primarily related to net operating loss carryforwards and tax credits that expire at different times through 2037 or have an unlimited carryforward. At September 30, 2017, we had U.S. federal tax loss carryforwards of approximately $53.4 million, expiring at various dates through 2037, including approximately $0.2 million resulting from an acquisition undertaken during 2004 which are subject to additional annual limitations as a result of the changes in ownership, and had approximately $28.1 million in state tax loss carryforwards, which also expire at various dates through 2037. Included in the Federal and state net operating loss carryforwards are approximately $8.2 million of tax deductions from share-based compensation, which will be recorded as additional paid-in capital when realized. An alternative minimum tax credit of approximately $7,000 is available to offset future regular federal taxes. We have federal research and development credits of approximately $1.1 million that begin to expire beginning in 2021 and state credits of approximately $0.7 million that expire at various dates through 2032. In addition, we have the following foreign net operating loss carryforwards: U.K. losses of approximately $13.9 million with no expiration date, Australia losses of approximately $3.5 million with no expiration date, Germany losses of approximately $2.3 million with no expiration date, Singapore losses of approximately $2.6 million with no expiration date, and Sweden losses of approximately $12.2 million with no expiration date.

Significant judgment is required in determining our provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which our deferred tax assets will be recoverable are considered in making these determinations. We do not believe the deferred tax assets in all of our jurisdictions are more likely than not to be realized and therefore a full valuation allowance has been provided against the deferred tax assets in all jurisdictions at September 30, 2017 and 2016. Management evaluates the realizability of the deferred tax assets quarterly and, if current economic conditions change or future results of operations are better than expected, future assessments may result in us concluding that it is more likely than not that all or a portion of the deferred tax assets are realizable. If this conclusion were reached, the valuation allowance against deferred tax assets would be reduced resulting in a tax benefit being recorded for financial reporting purposes. Total net deferred tax assets subject to the full valuation allowance were approximately $28.5 million as of September 30, 2017.

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

At October 1, 2015, we had a cumulative tax liability of approximately $0.3 million related to U.S. and foreign tax exposure. During the fiscal year ended September 30, 2015, we decreased our uncertain tax liability by approximately $0.1 million due to the statute of limitations expiring and the effective settlement of uncertain tax liabilities. During the fiscal year ended September 30, 2016 we decreased our uncertain tax liability by approximately $0.1 million due to the statute of limitations expiring. During the fiscal year ended September 30, 2017, we decreased our uncertain tax liability by approximately $30,000 due to the statute of limitation expiring. This results in a cumulative tax liability of approximately $0.1 million at September 30, 2017. These amounts have been recorded in other long-term liabilities in our accompanying consolidated balance sheets.

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

We review goodwill and intangible assets annually during the fourth quarter and more frequently if events and circumstances indicate that the asset may be impaired, such as a significant reduction in cash flows associated with the asset. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary. We did not record any impairment charges during fiscal 2017 or 2016. During the first quarter of fiscal 2015, we identified several events, that when combined, were determined to require an interim impairment test. As a result, the Company recognized a non-cash, pre-tax impairment charge of $21.7 million for goodwill and $10.3 million for long-lived assets (other than goodwill).

Intangible asset amounts amortized to sales and marketing expense totaled $0.1 million, $0.2 million and $0.3 million for fiscal 2017, 2016 and 2015, respectively. There was no amortization of intangible assets to general and administrative expense for fiscal 2017. Intangible asset amounts amortized to general and administrative expense totaled $20,000 and $48,000 for fiscal years 2016 and 2015, respectively.

Share-Based Compensation

We recognize share-based compensation expense in accordance with U.S. generally accepted accounting principles which require that all share-based awards, including grants of employee stock options and restricted stock units, be recognized in the financial statements based on their fair value at date of grant.

We recognize the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. For the fiscal year ended September 30, 2017, we recorded share-based compensation expense of $2.2 million.

We periodically grant awards of restricted stock units (“RSUs”) to our non-employee directors and employees on a discretionary basis pursuant to our stock compensation plans. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of our common stock. Each RSU typically vests at the rate of 33.33% on each of the first through third anniversaries of the grant date.

For the fiscal year ended September 30, 2017, we recorded share-based compensation expense of $2.2 million related to RSUs. We recognized $0 share-based compensation expense related to stock options. At September 30, 2017, we had $4.9 million of unrecognized compensation costs related to RSUs, which is expected to be recognized over a weighted-average period of 2.26 years. At September 30, 2017, we had no unrecognized compensation costs related to options.

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

Our total revenue for fiscal 2017 was $36.3 million, a 19% increase from revenue of $30.5 million in fiscal 2016. Our cash and cash equivalent balance at the end of fiscal 2017 increased $2.4 million to $30.5 million as compared to the end of fiscal year 2016.

In the third quarter of fiscal year 2016, we implemented several new organizational changes, including realigning certain sales team personnel, implementing new sales processes and adding heightened forecast discipline. Such organizational changes enabled the sales team to produce improved results during fiscal year 2017.

Sales execution

Total revenue increased by $5.8 million, or 19%, compared to the fiscal year 2016. Of the increase in total revenue, license revenue increased $4.8 million, or 32%, compared to fiscal year 2016. In addition, our deferred revenue balance increased by $1.7 million from $9.9 million as of the end of fiscal 2016 to $11.6 million as of the end of fiscal 2017. Of the total deferred revenue increase, deferred license revenue increased by $0.9 million, or 43%, from the end of fiscal 2016. Our subscription bookings continued to increase year-over-year. During fiscal 2017, subscription bookings increased $1.5 million, or 42%, over fiscal 2016 to $5.0 million. We recognized $4.1 million in subscription license revenue during fiscal 2017, representing a 71% increase compared to subscription license revenue of $2.4 million during fiscal 2016.

Innovation to product platform

During fiscal 2017, we released an update to Monarch Complete and our Monarch Server products. Monarch Complete 14.2 includes French language support, subscription license support features, support for import and export of SAS Transport Format files along with numerous enhancements and issues resolved. Monarch Server 14.1 continues the path to simplify the automation of data preparation based on Datawatch Monarch Workspaces and Models. The major focus in this release is on enhancements in the general user experience, and additional options within the Automation Edition. One specific major enhancement is in the logs produced on Visual Process runs, where both the content and the presentation of the logs have been improved. We intend to add improvements to the Monarch product line, including our next generation Monarch cloud-enabled platform Monarch Swarm.

Monarch Swarm is a data preparation solution that combines simple but powerful data preparation with a browser-based, collaborative interface. Swarm expands data access, eliminates coding and scripting from data cleansing and data transformation commands, simplifies data blending and automates repeatable processes in a collaborative environment, enabling individual and enterprise users to overcome challenges typically associated with report creation or analytics.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from our accompanying consolidated financial statements. The operating results for any period should not be considered indicative of the results expected for any future period.

	Years Ended
	September 30,
	2017	2016	2015
REVENUE:
Software licenses	55%	50%	51%
Maintenance	40	46	45
Professional services	5	4	4
Total revenues	100%	100%	100%

COSTS AND EXPENSES:
Cost of software licenses	5%	9%	10%
Cost of maintenance and services	6	7	10
Sales and marketing	53	68	89
Engineering and product development	25	27	29
General and administrative	24	32	28
Impairment of goodwill and long-lived assets	-	-	106
Total costs and expenses	113%	143%	272%

LOSS FROM OPERATIONS	(13)%	(43)%	(172)%

Interest expense	-%	-%	-%
Other income	2	-	-
Foreign currency transaction loss	-	-	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(11)%	(43)%	(172)%
Income tax (expense) benefit	-	(5)	9

NET LOSS	(11)%	(48)%	(163)%

Fiscal Year Ended September 30, 2017 as Compared to

Fiscal Year Ended September 30, 2016

Total Revenues

	Years Ended
	September 30,			Percentage
	2017	2016	Increase	Change
Software licenses	$20,051	$15,219	$4,832	32%
Maintenance	14,473	13,915	558	4
Professional services	1,739	1,328	411	31
Total revenue	$36,263	$30,462	$5,801	19%

Software license revenue. Software license revenue increased $4.8 million compared with software license revenue for fiscal year 2016. Perpetual license revenue increased $3.1 million in fiscal year 2017 and subscription revenue increased $1.7 million in fiscal year 2017. Subscription renewals were the major driver of fiscal year 2017 subscription increase compared to fiscal year 2016. The subscription renewal rate increased from 53% in fiscal year 2016 to 76% in fiscal year 2017, which contributed $1.2 million to the subscription revenue increase. We have observed the continued growth of our deferred revenue related to subscription software, which we believe will translate into software license revenue in future quarters. Total deferred revenue at September 30, 2017 increased $1.7 million from our total deferred revenue at September 30, 2016, primarily due to the increase in deferred license revenue, which increased 43% from $2.0 million at September 30, 2016 to $2.9 million at September 30, 2017. The average deal size for perpetual licenses increased 20% in fiscal year 2017 from $8,000 in fiscal year 2016 to $9,600 in fiscal year 2017.

Maintenance revenue. Maintenance revenue increased $0.5 million compared to fiscal year 2016.  Maintenance revenue from renewal business increased $0.4 million and revenue from new business increased $0.1 million in fiscal year 2017. The renewal rate for fiscal year 2017 was 85% compared to 74% in fiscal year 2016.

Professional services. Professional services increased $0.4 million compared to fiscal year 2016. Both consulting and training increased significantly over fiscal year 2016. Both increased by roughly 30% compared to fiscal year 2016. The major driver of this growth was the Panopticon business which increased over 200% compared to fiscal year 2016.

Total Costs and Expenses

	Years Ended
	September 30,		Increase	Percentage
	2017	2016	(Decrease)	Change
Cost of software licenses	$1,895	$2,828	$(933)	(33)%
Cost of maintenance and services	2,349	2,177	172	8
Sales and marketing	19,124	20,783	(1,659)	(8)
Engineering and product development	8,888	8,167	721	9
General and administrative	8,777	9,636	(859)	(9)
Total costs and expenses	$41,033	$43,591	$(2,558)	(6)%

Cost of software licenses. The $0.9 million decrease in costs of software licenses was driven by a decrease in amortization expense as a result of certain intangible assets that became fully amortized during the first half of fiscal 2017.

Cost of maintenance and services. The $0.2 million increase was primarily driven by an increase in expense related to third party consulting as a result of outsourcing services for specific customer contracts.

Sales and marketing expenses. The $1.7 million decrease in sales and marketing expenses was primarily driven by a decrease in marketing expense of $2.5 million, offset by an increase in sales expense of $0.8 million. The decrease in marketing expenses was driven by cost cutting measures designed to steadily reduce our expense run-rate. As a result, there was a $1.3 million decrease in advertising, tradeshows, and lead generation costs, a $0.3 million decrease in marketing related consulting costs, a $0.2 million decrease in public relations costs, and a $0.1 million decrease in website related costs. Additionally, there was a $0.4 million reduction of share-based compensation expenses and a $0.2 million reduction in salary related expenses. The reduction of share-based compensation expenses was driven by the absence of share-based compensation expense related to several prior grants of stock awards, which had high fair values, and became fully vested during the fourth quarter of fiscal 2016. The increased sales expense was primarily driven by a $2.3 million increase in commissions, which was driven by the increases in revenue compared to fiscal 2016. This was offset by a $0.9 million decrease in salary and recruiting related expense, $0.2 million decrease in rent expense, a $0.2 million decrease in outside consulting expenses, and a $0.1 million decrease in both severance and IP amortization related expenses. The decrease in salary and recruiting related expense was driven by workforce reductions. The decrease in rent expense was a result of an elimination of sales offices in the United Kingdom and Singapore.

Engineering and product development expenses. The $0.7 million increase was primarily driven by a $0.4 million increase in outside consulting and software expense, a $0.2 million increase in bonus expense, a $0.1 million increase in share-based compensation expense, and a $0.1 million increase in severance expense. This was offset by a $0.1 million decrease in salary and benefits related expenses. The increase in outside consulting and software expense was driven by Swarm product development. The increase in bonus expense was driven by the achievement of targeted revenue objectives for fiscal 2017. The increase in severance expense and decrease in salary and benefits related expenses were driven by workforce reductions primarily related to resources focused on legacy products.

General and administrative expenses. The $0.9 million decrease was driven by a $0.9 million decrease in outside legal and consulting services, a $0.3 million decrease in share-based compensation expense, a $0.1 million decrease in facility related expenses, a $0.1 million decrease in software related expenses offset by $0.3 million increase in bonus expense and a $0.2 million increase in severance expense. The decrease in legal and consulting services expenses was a result of these expenses being unusually high during fiscal 2016 due to the contested election of directors at our 2016 annual shareholders meeting. The decrease in share-based compensation expense and increase in severance expense was a result of a decrease in headcount. The increase in bonus expense was driven by the achievement of target revenue objectives for fiscal 2017.

Other income (expense)

	Years Ended
	September 30,		Increase	Percentage
	2017	2016	(Decrease)	Change
Other income	$808	$44	$764	1,736%
Foreign currency transaction loss	$(49)	$(74)	$(25)	34%

Other income. The $0.8 million increase was primarily driven by the receipt of a settlement payment of $0.7 million, net of legal expenses of $0.2 million, from a stockholder related to such stockholder’s short-swing stock trading profits.

Foreign currency transactions loss. The foreign currency loss for the fiscal years 2017 and 2016 was attributable to fluctuation of the British pound sterling and other foreign currencies in which we transact.

Income tax (expense) benefit

	Years Ended
	September 30,			Percentage
	2017	2016	(Decrease)	Change
Income tax (expense) benefit	$18	$(1,473)	$1,491	(101)%

Income tax (expense) benefit. Income tax benefit for the year ended September 30, 2017 was $18,000 compared to an income tax provision of approximately $1.5 million for the year ended September 30, 2016. The income tax benefit for fiscal year 2017 was comprised of a state tax provision of approximately $9,000, and benefit for uncertain tax positions relative to U.S. and foreign taxes of approximately $27,000. The income tax provision for fiscal year 2016 was comprised of a state tax provision of approximately $10,000, a foreign tax provision of approximately $1.6 million, and a benefit for uncertain tax positions relative to U.S., state, and foreign taxes of approximately $0.1 million.

Fiscal Year Ended September 30, 2016 as Compared to

Fiscal Year Ended September 30, 2015

Total Revenues

	Years Ended
	September 30,		Increase	Percentage
	2016	2015	(Decrease)	Change
Software licenses	$15,219	$15,304	$(85)	(1)%
Maintenance	13,915	13,529	386	3
Professional services	1,328	1,388	(60)	(4)
Total revenue	$30,462	$30,221	$241	1%

Software license revenue. Software license revenue decreased $0.1 million compared with software license revenue for fiscal year 2015. During the second half of fiscal year 2015, we implemented a change in our pricing practice for Monarch which requires all new or non-current maintenance customers purchasing fewer than ten seats of Monarch, to purchase subscription licenses instead of perpetual licenses. The decrease in software license revenue for fiscal year 2016 was due to a decrease in perpetual software license revenue of $1.9 million, caused in part by the pricing change, offset by an increase in subscription license revenue of $1.8 million compared to fiscal year 2015. Overall our deferred revenue increased $1.2 million as of September 30, 2016 compared to September 30, 2015. Of the total deferred revenue increases, deferred license revenue increased $1.0 million, or 104%, as a direct result of the pricing change. The average deal size for perpetual licenses increased 24% from $6,500 in fiscal year 2015 to $8,000 in fiscal year 2016.

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

Professional services. Professional services revenue in fiscal year 2016 remained relatively flat compared to fiscal year 2015.

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

Sales and marketing expenses. The $6.3 million decrease in sales and marketing expenses was comprised of a decrease in sales expense of $6.1 million and a decrease in marketing expense of $0.2 million. The decrease in sales expenses was primarily driven by workforce reductions which occurred during fiscal year 2015, including a decrease of $2.8 million in employee related expenses, such as salaries, payroll taxes and benefits, and a $0.7 million decrease in travel related expenses. Share-based compensation decreased $1.9 million as a result of numerous factors, including a $1.3 million decrease due to the reduction in headcount, a decrease in expense of $0.3 million due to the departure of our Chief Revenue Officer and a $0.3 million decrease due to the decreased fair value of share-based awards issued to consultants. In addition to the decreased expenses resulting from the workforce reductions and the decreased share-based compensation, we also realized a $0.5 million decrease in spending related to outside consultants and a $0.2 million reduction in amortization expense due to the impairment of goodwill and long-lived assets which occurred during fiscal year 2015. The decrease in marketing expenses was primarily driven by workforce reductions which occurred during fiscal year 2015, including a decrease of $0.3 million in employee related expenses, such as salaries, payroll taxes and benefits, and a $0.3 million decrease in restructuring charges. In addition, to the decreased expenses resulting from the workforce reductions, we also realized a $0.5 million decrease in spending related to outside consultants and a $0.2 million decrease in share-based compensation expenses due to workforce reductions, which occurred during the fiscal year 2015. The decreases in marketing expenses were partially offset by an increase of $1.0 million in advertising, public relations and lead generation activities in fiscal year 2016.

Engineering and product development expenses. The $0.7 million decrease during fiscal year 2016 was driven primarily by workforce reductions which occurred during fiscal year 2015, including a $0.7 million decrease in employee related expenses such as salaries, payroll taxes and benefits, and a $0.4 million decrease in restructuring charges. The planned decreased headcount was primarily related to resources focused on legacy products. The cost reductions related to the decrease in headcount were partially offset by a $0.4 million increase in consulting expenses related to outside development services during fiscal year 2016.

General and administrative expenses. The $1.0 million increase during fiscal year 2016 was driven primarily by a $0.7 million increase in outside consulting and professional services expenses related to the contested election of our directors at our 2016 annual shareholders meeting in April 2016. In addition, there was a $0.3 million increase in share-based compensation for the fiscal year 2016 when compared to fiscal year 2015.

Impairment of goodwill and long-lived assets. There were no impairment charges related to goodwill and long-lived assets in fiscal year 2016. In fiscal year 2015, we recorded goodwill and long-lived assets impairment charges of $21.7 million and $10.3 million, respectively, as a result of performing an interim impairment review as required under ASC 350 Intangibles – Goodwill and Other.

Other income (expense)

	Years Ended
	September 30,		Increase	Percentage
	2016	2015	(Decrease)	Change
Interest expense	$44	$7	$37	529%
Other income	$-	$2	$(2)	(100)%
Foreign currency transaction loss	$(74)	$(78)	$(4)	5%

Other income. There was a minimal amount of other income for the fiscal years 2016 and 2015.

Foreign currency transactions loss. The foreign currency loss for the fiscal years 2016 and 2015 was attributable to fluctuation of the British pound sterling and other foreign currencies in which we transact.

Income tax (expense) benefit

	Years Ended
	September 30,			Percentage
	2016	2015	Decrease	Change
Income tax (expense) benefit	$(1,473)	$2,724	$(4,197)	(154)%

 Income tax (expense) benefit. Income tax provision for fiscal year 2016 was $1.5 million as compared to an income tax benefit of $2.7 million for fiscal year 2015. The income tax provision for fiscal year 2016 was comprised of a state tax provision of $10,000, a foreign tax provision of $1.6 million, primarily related to establishing a valuation allowance on the Swedish subsidiary’s deferred tax assets, and a benefit for uncertain tax positions relative to U.S., state, and foreign tax of $0.1 million. The income tax benefit for fiscal year 2015 was comprised primarily of the change in the deferred tax liability in Sweden as a result of impairing non-goodwill intangibles and amortization, losses generated in Sweden, estimated state taxes, return to provision adjustments, reduction to uncertain tax positions, and accruing interest on uncertain tax positions.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

We lease various facilities and equipment in the U.S. and overseas under non-cancelable operating leases that expire through 2022. The lease agreements generally provide for the payment of minimum annual rentals, pro rata share of taxes, and maintenance expenses. Rental expense for all operating leases was $1.0 million, $1.1 million, and $1.0 million for fiscal years 2017, 2016, and 2015, respectively. Certain of our facility leases include options to renew.

On June 23, 2015, we entered into a facility lease in Bedford, MA for our corporate headquarters. The lease is for 20,360 square feet commencing January 2016 and ending December 2022 with a straight-line monthly rent expense of $42,000. In conjunction with entering into the lease, we were required to deposit $0.2 million into a restricted cash account as collateral for a Letter of Credit, which is included under the caption “Other long-term assets” in our consolidated balance sheets, for the years ended September 30, 2017 and 2016. At September 30, 2017 and 2016, deferred rent totaled $0.3 million and $0.4 million, respectively, which is included under the caption “Other long-term liabilities” in our consolidated balance sheets, for the years ended September 30, 2017 and 2016.

  As of September 30, 2017, our contractual obligations include minimum rental commitments under non-cancelable operating leases and other long-term liabilities related to uncertain tax positions as follows (in thousands):

		Less than	1 – 2	3 – 5	More than
Contractual Obligations:	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$3,367	$811	$673	$1,737	$146
Other long-term liabilities	$390	$-	$-	$-	$390

Royalty expense included in cost of software licenses was $0.6 million, $0.7 million and $0.6 million for the years ended September 30, 2017, 2016 and 2015, respectively.

Our software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. If necessary, we would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or service warranties. As a result, we believe our exposure related to these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2017.

We enter into indemnification agreements in the ordinary course of business. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of September 30, 2017.

Certain of our agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby we will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of our employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of September 30, 2017.

As permitted under Delaware law, we have agreements with our directors whereby we will indemnify them for certain events or occurrences while the director is, or was, serving at our request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity and the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, our director and officer insurance policy would enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe our exposure related to these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current cash balances and cash generated from operations will be sufficient to meet our cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At September 30, 2017, we had $30.5 million of cash and cash equivalents as compared to $28.0 million as of September 30, 2016, an increase of $2.5 million.  $1.3 million of cash and cash equivalents at September 30, 2017 was located in foreign banks.

At September 30, 2017, we had working capital of $23.4 million as compared to $23.5 million as of September 30, 2016. If we anticipate additional cash requirements to fund growth or the acquisition of additional complementary technology or businesses, we may seek additional financing by issuing equity or obtaining credit facilities to fund such requirements. There can be no assurance that we will be able to issue additional equity or obtain a new or expanded credit facility at attractive prices or rates, or at all.

We had a net loss of $4.0 million, $14.6 million and $49.8 million for the years ended September 30, 2017, 2016 and 2015, respectively. During the year ended September 30, 2017, $2.3 million of cash was provided by our operating activities. During the years ended September 30, 2016 and 2015, $6.3 million and $11.9 million of cash was used in our operating activities, respectively. During fiscal year 2017, the main provider of cash from operations was net loss adjusted for depreciation and amortization and share-based compensation expense as well as the increase in accounts payable, accrued expenses and deferred revenue, offset by a decrease in accounts receivable and prepaid expenses and other assets.  During fiscal year 2016, the main use of cash in operations was net loss adjusted for depreciation and amortization, share-based compensation expense and deferred income taxes as well as the increase in prepaid expenses and other assets, offset by an increase in accounts payable, accrued expenses and other liabilities and deferred revenue. During fiscal year 2015, the main use of cash in operations was net loss adjusted for depreciation and amortization, share-based compensation expense, deferred income taxes and the impairment of goodwill and long-lived assets as well as the increase in prepaid expenses and other assets, offset by an increase in deferred revenue.

Net cash used in investing activities for the years ended September 30, 2017, 2016 and 2015 of $0.3 million, $1.0 million, and $0.5 million, respectively, was related to the purchase of property and equipment.

Net cash provided by financing activities for the year ended September 30, 2017, 2016, and 2015 of $0.4 million, $0.1 million, and $0.1 million was related to the proceeds from the issuance of common stock upon the exercise of outstanding stock options previously awarded under equity compensation plans.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill And Other (Topic 350): Simplifying The Test For Goodwill Impairment, in an effort to simplify the subsequent measurement of goodwill and the associated procedures to determine fair value. The guidance eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. The adoption of this guidance is not expected to have a material impact on our financial statements if there continues to be no impairment charges related to our intangibles assets and goodwill.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize, on the balance sheet, leases with a lease term of greater than twelve months as a right-of-use asset and a lease liability. The standard is effective for fiscal years beginning after December 15, 2018. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

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

We plan to elect the full retrospective adoption model, which will be effective October 1, 2018. Quarterly results in the 2019 fiscal year and comparative prior periods will be compliant with ASC Topic 606, with the Annual Report on Form 10-K for the year ended September 30, 2019 being the first such Annual Report issued in compliance with ASC Topic 606.

We have begun to evaluate the effect the new revenue standard will have on our consolidated financial statements and related disclosures, but have not completed our evaluation and implementation processes. Based on evaluations to date, the Company expects the following impacts:

▪	Currently, we recognize revenue from subscription licenses ratably over the term of the agreement. The adoption of the new revenue standard will result in revenue for performance obligations recognized as they are satisfied. Therefore, revenue from the subscription license performance obligation is expected to be recognized upon delivery. Revenue from maintenance includes two performance obligations, upgrades and customer support, and is expected to be recognized on a straight-line basis over the contractual term.
▪	We have also assessed accounting for incremental costs to obtain a contract and costs incurred in fulfilling a contract. Based on preliminary results of the evaluation, which is still in process, the Company currently believes the most significant potential change to be accounting for commissions, as these incremental costs are expected to be capitalized and will be amortized over a period of time which could extend beyond the initial contract term.

▪	There will be a corresponding effect on tax liabilities in relation to all of the above impacts.
▪	Once we adopt ASU 2014-09, we do not anticipate that our internal control framework will materially change, but rather that existing internal controls will be modified and augmented, as necessary, to consider our new revenue recognition policy effective October 1, 2018. As we implement the new standard, we will develop internal controls to ensure that we adequately evaluate our contracts under the five-step model and accurately restate our prior-period operating results under ASU 2014-09.

The foregoing expectations are subject to change as we complete our evaluation and implementation processes.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our accompanying consolidated financial statements.

Item 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At September 30, 2017, we did not participate in or hold any derivative financial instruments or commodity instruments and we did not hold any investment securities that possess significant market risk.

Primary Market Risk Exposures

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. 17%, 14% and 21% of our revenues for fiscal 2017, 2016 and 2015, respectively, were from our foreign subsidiaries. In addition, 21%, 19% and 16% of our operating expenses for fiscal year 2017, 2016 and 2015 respectively, were from our foreign subsidiaries.

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in several currencies, of which the most significant to our operations has historically been the British Pound. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to our international subsidiaries, if any, are usually considered to be of a long-term investment nature. Accordingly, the majority of currency movements are reflected in our other comprehensive income (loss). Foreign currency translation losses arising during fiscal year 2017 were $34,000. Foreign currency translation gains arising during fiscal year 2016 were $0.1 million. Foreign currency translation losses arising during fiscal year 2015 were $0.4 million. There are, however, certain situations where we will invoice customers in currencies other than our own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in foreign currency transaction (losses) gains in the accompanying consolidated statements of operations and were losses of $49,000 for fiscal year 2017 and $0.1 million for fiscal years 2016 and 2015.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and the related notes thereto of Datawatch Corporation and the Report of Independent Registered Public Accounting Firm thereon are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Datawatch Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Datawatch Corporation and Subsidiaries (“the Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2017, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2017 and September 30, 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework issued by the COSO in 2013.

/s/ RSM US LLP

Boston, MA

November 21, 2017

DATAWATCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30,	September 30,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,451	$28,034
Accounts receivable, net of allowance for doubtful accounts of $60 and $28 as of September 30, 2017 and September 30, 2016, respectively	7,306	6,932
Prepaid expenses and other current assets	2,789	2,265
Total current assets	40,546	37,231

Property and equipment, net	1,064	1,210
Acquired intellectual property, net	887	1,998
Other intangible assets, net	969	1,061
Goodwill and indefinite-lived assets	6,685	6,685
Other long-term assets	254	246
Total assets	$50,405	$48,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,360	$1,758
Accrued expenses	3,521	2,319
Deferred revenue	11,303	9,630
Total current liabilities	17,184	13,707

LONG-TERM LIABILITIES:
Deferred revenue, long-term	302	237
Other long-term liabilities	390	529
Total long-term liabilities	692	766
Total liabilities	17,876	14,473

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01; authorized: 20,000,000 shares; issued and outstanding: 12,272,704 shares and 12,258,458 shares, respectively, as of September 30, 2017 and 11,938,032 shares and 11,923,786 shares, respectively, as of September 30, 2016	123	119
Additional paid-in capital	145,262	142,668
Accumulated deficit	(110,816)	(106,823)
Accumulated other comprehensive loss	(1,900)	(1,866)
	32,669	34,098
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	32,529	33,958

Total liabilities and shareholders’ equity	$50,405	$48,431

See accompanying notes to these consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended
	September 30,
	2017	2016	2015
REVENUE:
Software licenses	$20,051	$15,219	$15,304
Maintenance	14,473	13,915	13,529
Professional services	1,739	1,328	1,388
Total revenues	36,263	30,462	30,221

COSTS AND EXPENSES:
Cost of software licenses	1,895	2,828	3,002
Cost of maintenance and services (1)	2,349	2,177	3,122
Sales and marketing (1)	19,124	20,783	27,037
Engineering and product development (1)	8,888	8,167	8,894
General and administrative (1)	8,777	9,636	8,599
Impairment of goodwill and long-lived assets	-	-	32,009
Total costs and expenses	41,033	43,591	82,663

LOSS FROM OPERATIONS	(4,770)	(13,129)	(52,442)

Other income	808	44	9
Foreign currency transaction loss	(49)	(74)	(78)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(4,011)	(13,159)	(52,511)
Income tax (expense) benefit	18	(1,473)	2,724

NET LOSS	$(3,993)	$(14,632)	$(49,787)

Net loss per share – basic:	$(0.33)	$(1.24)	$(4.38)
Net loss per share – diluted:	$(0.33)	$(1.24)	$(4.38)

Weighted-average shares outstanding – basic	12,073	11,758	11,368
Weighted-average shares outstanding – diluted	12,073	11,758	11,368

(1) Includes share-based compensation as follows:

Cost of maintenance and services	$37	$37	$63
Sales and marketing	579	1,028	3,110
Engineering and product development	438	359	417
General and administrative	1,119	1,407	1,143
	$2,173	$2,831	$4,733

See accompanying notes to these consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended
	September 30,
	2017	2016	2015

Net loss	$(3,993)	$(14,632)	$(49,787)
Other comprehensive gain (loss):
Foreign currency translation adjustments	(34)	109	(355)
Comprehensive loss	(4,027)	(14,523)	(50,142)

See accompanying notes to these consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Total

BALANCE, SEPTEMBER 30, 2014	11,289,098	$114	$134,960	$(42,404)	$(1,620)	(14,246)	$(140)	$90,910
Exercise of stock options	18,000	-	52	-	-	-	-	52
Vesting of restricted stock	332,999	2	-	-	-	-	-	2
Share-based compensation expense	-	-	4,733	-	-	-	-	4,733
Translation adjustments	-	-	(13)	-	(355)	-	-	(368)
Net loss	-	-	-	(49,787)	-	-	-	(49,787)

BALANCE, SEPTEMBER 30, 2015	11,640,097	116	139,732	(92,191)	(1,975)	(14,246)	(140)	45,542
Exercise of stock options	22,500	-	105	-	-	-	-	105
Vesting of restricted stock	275,435	3	-	-	-	-	-	3
Share-based compensation expense	-	-	2,831	-	-	-	-	2,831
Translation adjustments	-	-	-	-	109	-	-	109
Net loss	-	-	-	(14,632)	-	-	-	(14,632)

BALANCE, SEPTEMBER 30, 2016	11,938,032	119	142,668	(106,823)	(1,866)	(14,246)	(140)	33,958
Exercise of stock options	100,000	1	421	-	-	-	-	422
Vesting of restricted stock	234,672	3	-	-	-	-	-	3
Share-based compensation expense	-	-	2,173	-	-	-	-	2,173
Translation adjustments	-	-	-	-	(34)	-	-	(34)
Net loss	-	-	-	(3,993)	-	-	-	(3,993)

BALANCE, SEPTEMBER 30, 2017	12,272,704	$123	$145,262	$(110,816)	$(1,900)	(14,246)	$(140)	$32,529

See accompanying notes to these consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended September 30,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,993)	$(14,632)	$(49,787)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,627	2,548	2,857
Provision for doubtful accounts	32	(75)	45
Share-based compensation expense	2,173	2,831	4,733
Deferred income taxes	-	1,567	(2,667)
Impairment of goodwill and long-lived assets	-	-	32,009
Changes in operating assets and liabilities:
Accounts receivable	(332)	92	(207)
Prepaid expenses and other assets	(479)	(293)	(607)
Accounts payable, accrued expenses and other liabilities	1,580	295	456
Deferred revenue	1,684	1,398	1,237
Cash provided by (used in) operating activities	2,292	(6,269)	(11,931)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(277)	(966)	(490)
Cash used in investing activities	(277)	(966)	(490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	422	105	52
Cash provided by financing activities	422	105	52

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(20)	2	(137)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,417	(7,128)	(12,506)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,034	35,162	47,668
CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,451	$28,034	$35,162

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$18	$34	$39

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

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts and disclosures reported in the Company’s consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates and judgments include those related to revenue recognition, the allowance for doubtful accounts, sales returns reserve, valuation of share-based compensation awards, useful lives of property and equipment, and the valuation of long term assets including goodwill, intellectual property and intangibles, and deferred tax assets. Actual results could differ from those estimates and judgments.

Revenue Recognition

Datawatch software products are generally sold in multiple element arrangements which may include software licenses, professional services and post-contract customer support. The Company licenses its software products directly to end-users and indirectly to end-users through value added resellers and distributors. Sales to indirect distribution channels accounted for 36%, 35% and 40% of total sales for the years ended September 30, 2017, 2016 and 2015, respectively. The Company’s software product offerings do not require customization and can be installed and used by customers on their own with little or no configuration required. Multi-user licenses marketed by the Company are sold as a right to use the number of licenses, and the license fee revenue is recognized upon delivery of the software.

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

For the fiscal years ended September 30, 2017, 2016 and 2015, changes to and ending balances of the allowance for doubtful accounts were as follows:

	September 30,
	2017	2016	2015
	(In thousands)

Allowance for doubtful accounts balance - beginning of year	$28	$106	$53
Additions to the allowance for doubtful accounts	113	51	111
Deductions against the allowance for doubtful accounts	(81)	(129)	(58)
Allowance for doubtful accounts balance - end of year	$60	$28	$106

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

The Company licenses its products and services directly to end-users and indirectly to end-users through U.S. and non-U.S. distributors and other software resellers, under customary credit terms. One partner accounted for 12% of total revenue for the year ended September 30, 2017. No partner or customer constituted a significant portion (more than 10%) of accounts receivable for the year ended September 30, 2017. No partner or customer constituted a significant portion (more than 10%) of revenues or accounts receivable for the years ended September 30, 2016 and 2015. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Deferred Revenue

Deferred revenue consisted of the following at September 30:

	September 30,
	2017	2016
	(In thousands)

Maintenance	$8,632	$7,781
Software licenses	2,853	2,001
Professional services	120	85
Total	11,605	9,867

Less: Long-term portion of deferred revenue	(302)	(237)

Current portion of deferred revenue	$11,303	$9,630

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

Deferred professional services revenue is generated from arrangements that are invoiced in accordance with the terms and conditions of the arrangement but do not meet all the criteria for revenue recognition and are, therefore, deferred until all revenue recognition criteria are met.

Property and Equipment

Property and equipment consists of office equipment, furniture and fixtures, software and leasehold improvements, all of which are recorded at cost. Depreciation and amortization are provided using the straight-line method over the lesser of the estimated useful lives of the related assets or term of the related leases. Useful lives and lease terms range from three to seven years. Depreciation and amortization expense related to property and equipment was $0.4 million for the years ended September 30, 2017 and 2016, respectively, and $0.3 million for the year ended September 30, 2015.

Long-Lived Assets

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

During fiscal 2015, as a result of an interim impairment test of goodwill and long-lived assets, the Company recorded an impairment charge of $4.9 million for the intellectual property acquired from Panopticon (now known as Datawatch AB) and $5.4 million for the customer lists acquired from Panopticon.

Long-Lived Assets: Acquired Intellectual Property

Acquired intellectual property consists of software source code acquired through business combinations in prior years. The acquired intellectual property assets are being amortized to cost of software licenses using the straight-line method over the estimated life of the asset, ranging from five to seven and a half years.

Acquired intellectual property, net, were comprised of the following at September 30, 2017 and 2016:

September 30, 2017
Identified	Weighted	Gross
Intangible	Average	Carrying	Accumulated	Net Carrying
Asset	Useful Life	Amount	Amortization	Amount
	(In years)

Panopticon intellectual property	7.5	$3,005	$(2,118)	$887
Monarch intellectual property	5	8,616	(8,616)	-

Total		$11,621	$(10,734)	$887

September 30, 2016
Identified	Weighted	Gross
Intangible	Average	Carrying	Accumulated	Net Carrying
Asset	Useful Life	Amount	Amortization	Amount
	(In years)

Panopticon intellectual property	7.5	$3,005	$(1,859)	$1,146
Monarch intellectual property	5	8,616	(7,764)	852

Total		$11,621	$(9,623)	$1,998

Amortization expense related to the acquired intellectual property assets charged to cost of software licenses for the years ended September 30, 2017, 2016 and 2015, was $1.1 million, $2.0 million and $2.2 million, respectively.

The future amortization expense related to the acquired intellectual property is as follows (in thousands):

Fiscal Years Ending September 30,

2018	$260
2019	259
2020	259
2021	109
Total future amortization expense	$887

Long-Lived Assets: Other Intangible Assets

Other intangible assets consist of trade names, patents and customer lists acquired through business combinations in prior years. The values allocated to these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset.

Other intangible assets, net, were comprised of the following at September 30, 2017 and 2016:

September 30, 2017
Identified	Weighted	Gross
Intangible	Average	Carrying	Accumulated	Net Carrying
Asset	Useful Life	Amount	Amortization	Amount
	(In years)

Patents	20	$160	$(105)	$55
Customer lists	14	3,574	(2,660)	914
Trade names	3	120	(120)	-

Total		$3,854	$(2,885)	$969

September 30, 2016
Identified	Weighted	Gross
Intangible	Average	Carrying	Accumulated	Net Carrying
Asset	Useful Life	Amount	Amortization	Amount
	(In years)

Patents	20	$160	$(96)	$64
Customer lists	14	3,574	(2,577)	997
Trade names	3	120	(120)	-

Total		$3,854	$(2,793)	$1,061

Amortization expense related to other intangible assets charged to sales and marketing totaled $0.1 million, $0.2 million and $0.3 million for fiscal 2017, 2016 and 2015, respectively. There was no amortization expense related to other intangible assets charged to general and administrative expense in fiscal 2017. Amortization expense related to other intangible assets charged to general and administrative expense totaled $20,000 for fiscal 2016 and $48,000 for fiscal year 2015.

The future amortization expense related to amortizing other intangible assets is as follows (in thousands):

Fiscal Years Ending September 30,

2018	$92
2019	92
2020	92
2021	92
2022	92
Thereafter	509
Total future amortization expense	$969

Goodwill and Indefinite-Lived Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. Indefinite-lived intangibles are intangible assets whose useful lives are indefinite in that their lives extend beyond the foreseeable horizon – that is there is no foreseeable limit on the period of time over which they are expected to contribute to the cash flows of the reporting entity. The Company accounts for these items in accordance with FASB’s ASC 350 Intangibles – Goodwill and Other. This requires that goodwill and intangible assets having indefinite lives are not amortized but instead are reviewed annually, or more frequently as a result of an event or change in circumstances, for possible impairment with impaired assets written down to fair value. Goodwill and assembled workforce are considered indefinite-lived intangibles. The Company conducts its annual impairment test for goodwill and indefinite-lived intangible assets during the fourth quarter of each fiscal year. In 2017 and 2016, the Company conducted its annual goodwill impairment test on July 31 and concluded that no impairment was indicated.

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

The Company classified its cash equivalents, which primarily include money market mutual funds, of $16.5 million and $18.8 million as of September 30, 2017 and 2016, respectively, within Level 2 of the fair value hierarchy.

As of September 30, 2017 and 2016, the Company’s assets that are measured on a recurring basis include the following (in thousands):

	September 30, 2017			September 30, 2016
	Fair Value Measurement			Fair Value Measurement
	Using Input Types			Using Input Types
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$-	$16,470	$-	$-	$18,771	$-
Total	$-	$16,470	$-	$-	$18,771	$-

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

The following table details the derivation of weighted-average shares outstanding used in the calculation of basic and diluted net loss for each period (in thousands, except share data):

	Years Ended
	September 30,
	2017	2016	2015

Net loss	$(3,993)	$(14,632)	$(49,787)
Weighted-average number of common shares outstanding	12,073	11,758	11,368

Net loss per share	$(0.33)	$(1.24)	$(4.38)

As the Company was in a net loss position in fiscal 2017, 2016 and 2015, all common stock equivalents (vested stock options and unvested RSUs) in the respective periods were anti-dilutive. As a result of being anti-dilutive, 220,729 shares, 384,312 shares and 259,424 shares for the years ended September 30, 2017, 2016 and 2015, respectively, were excluded in the calculation above.

Foreign Currency Translations and Transactions

The Company’s foreign subsidiaries functional currency is their local currency. As a result, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at rates in effect at each balance sheet date. Revenues, expenses and cash flows are translated into U.S. dollars at average rates prevailing during the respective period. The related translation adjustments are reported as a separate component of shareholders’ equity under the heading “Accumulated Other Comprehensive Loss.” Included in comprehensive loss are the foreign currency translation adjustments. Foreign currency translation loss in fiscal 2017 and 2015 were $34,000 and $0.4 million, respectively. Foreign currency translation gains in fiscal year 2016 was $0.1 million.

Gains and losses resulting from transactions that are denominated in currencies other than the applicable unit’s functional currency are included in the operating results of the Company. There was a loss of $49,000, $0.1 million and $0.1 million for the years ended September 30, 2017, 2016 and 2015, respectively.

Advertising and Promotional Materials

Advertising and promotional costs are expensed as incurred and amounted to $0.1 million, $0.6 million and $0.1 million in fiscal years 2017, 2016 and 2015, respectively.

Share-Based Compensation

The Company recognizes the fair value of share-based awards over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s share-based awards are accounted for as equity instruments and there have been no liability awards granted. See additional share-based compensation disclosure in Note 5.

Segment Information and Revenue by Geographic Location

The Company has determined that it has only one reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based solely on the Company’s consolidated operations and operating results. See Note 9 for information about the Company’s revenue by geographic operations.

Guarantees and Indemnifications

The Company’s software products are sold under warranty against certain defects in material and workmanship for a period of 30 days from the date of purchase. The Company has never incurred significant expense under its product or service warranties and does not expect to do so in the future. As a result, the Company believes its exposure related to these warranty agreements is minimal. Accordingly, there are no liabilities recorded for warranty claims as of September 30, 2017 or 2016.

The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of September 30, 2017 or 2016.

Certain of the Company’s agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby the Company will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of its employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general and umbrella insurance policies that would enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes its exposure related to these agreements is minimal. Accordingly, the Company has no liabilities recorded for these potential obligations as of September 30, 2017 or 2016.

As permitted under Delaware law, the Company has agreements with its directors whereby the Company will indemnify them for certain events or occurrences while the director is, or was, serving at the Company’s request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company’s director and officer insurance policy limits the Company’s exposure and would enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage for directors, the Company believes its exposure related to these indemnification agreements is minimal. The Company has no liabilities recorded for these potential obligations as September 30, 2017 or 2016.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill And Other (Topic 350): Simplifying The Test For Goodwill Impairment, in an effort to simplify the subsequent measurement of goodwill and the associated procedures to determine fair value. The guidance eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. The adoption of this guidance is not expected to have a material impact on our financial statements if there continues to be no impairment charges related to our intangibles assets and goodwill.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize, on the balance sheet, leases with a lease term of greater than twelve months as a right-of-use asset and a lease liability. The standard is effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the effect that the standard will have on the Company’s consolidated financial statements and related disclosures.

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

We plan to elect the full retrospective adoption model, which will be effective October 1, 2018. Quarterly results in the 2019 fiscal year and comparative prior periods will be compliant with ASC Topic 606, with the Annual Report on Form 10-K for the year ended September 30, 2019 being the first such Annual Report issued in compliance with ASC Topic 606.

We have begun to evaluate the effect the new revenue standard will have on our consolidated financial statements and related disclosures, but have not completed our evaluation and implementation processes. Based on evaluations to date, the Company expects the following impacts:

▪	Currently, we recognize revenue from subscription licenses ratably over the term of the agreement. The adoption of the new revenue standard will result in revenue for performance obligations recognized as they are satisfied. Therefore, revenue from the subscription license performance obligation is expected to be recognized upon delivery. Revenue from maintenance includes two performance obligations, upgrades and customer support, and is expected to be recognized on a straight-line basis over the contractual term.

▪	We have also assessed accounting for incremental costs to obtain a contract and costs incurred in fulfilling a contract. Based on preliminary results of the evaluation, which is still in process, the Company currently believes the most significant potential change to be accounting for commissions, as these incremental costs are expected to be capitalized and will be amortized over a period of time which could extend beyond the initial contract term.

▪	There will be a corresponding effect on tax liabilities in relation to all of the above impacts.

▪	Once we adopt ASU 2014-09, we do not anticipate that our internal control framework will materially change, but rather that existing internal controls will be modified and augmented, as necessary, to consider our new revenue recognition policy effective October 1, 2018. As we implement the new standard, we will develop internal controls to ensure that we adequately evaluate our contracts under the five-step model and accurately restate our prior-period operating results under ASU 2014-09.

The foregoing expectations are subject to change as we complete our evaluation and implementation processes.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

NOTE 2. ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2017 and 2016:

	September 30,
	2017	2016

Royalties and commissions	$1,709	$845
Payroll and related expenses	813	609
Professional fees and consulting	294	346
Other	705	519
Total	$3,521	$2,319

NOTE 3. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire at various dates through 2022. The lease agreements generally provide for the payment of minimum annual rentals, pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was $1.0 million, $1.1 million and $1.0 million for fiscal years 2017, 2016 and 2015 respectively. At September 30, 2017 and 2016, deferred rent totaled $0.3 million and $0.4 million, respectively, which is included under the caption “Other long-term liabilities” in the Company’s consolidated balance sheets, for the year ended September 30, 2017 and 2016. Certain of the Company's facility leases include options to renew.

As of September 30, 2017, future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

Years Ending September 30,
2018	$811
2019	673
2020	575
2021	576
2022	586
Thereafter	146
Total future minimum lease payments	$3,367

Royalties

Royalty expense included in cost of software licenses was $0.6 million, $0.7 million and $0.6 million for the years ended September 30, 2017, 2016 and 2015, respectively. Minimum royalty obligations were insignificant for fiscal years 2017, 2016 and 2015.

Contingencies

From time to time, the Company is subject to claims and may be party to actions that arise in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 4. INCOME TAXES

Loss from operations before income taxes consists of the following for the years ended September 30:

	2017	2016	2015
	(In thousands)

Domestic	$(2,569)	$(11,227)	$(45,812)
Foreign	(1,442)	(1,932)	(6,699)

Total	$(4,011)	$(13,159)	$(52,511)

The (provision) benefit for income taxes consisted of the following for the years ended September 30:

	2017	2016	2015
	(In thousands)

Current:
Federal	$-	$66	$53
State	(9)	12	4
Foreign	27	16	-
	18	94	57

Deferred:
Federal	1,968	(4,766)	(5,975)
State	55	(397)	(853)
Foreign	(238)	(861)	3,221
Change in valuation allowance	(1,785)	4,457	6,274
	-	(1,567)	2,667

Total (provision) benefit	$18	$(1,473)	$2,724

At September 30, 2017, the Company had U.S. federal tax loss carryforwards of approximately $53.4 million, expiring at various dates through 2037, including approximately $0.2 million resulting from an acquisition during 2004 which are subject to additional annual limitations as a result of the changes in ownership, and had approximately $28.1 million in state tax loss carryforwards, which also expire at various dates through 2037. Included in the Federal and state net operating loss carryforwards are approximately $8.2 million of tax deductions from share based compensation, which will be recorded as additional paid-in capital when realized. These loss carryforwards are available to reduce future federal, state and foreign taxable income but are subject to review and possible adjustment by the appropriate taxing authorities. The loss carryforwards, which may be utilized in any future period, may be subject to limitations based upon changes in the ownership of the Company’s stock. An alternative minimum tax credit of approximately $7,000 is available to offset future regular federal taxes. Federal research and development credits of approximately $1.1 million expire beginning in 2021. State credits of approximately $0.7 million expire at various years through 2031. In addition, the Company has the following net operating loss carryforwards: U.K. losses of approximately $13.9 million with no expiration date, Australia losses of approximately $3.5 million with no expiration date, Germany losses of approximately $2.3 million with no expiration date, Singapore losses of approximately $2.6 million with no expiration date, and Sweden losses of approximately $12.2 million with no expiration date.

The components of the Company’s net deferred tax assets are as follows at September 30:

	2017	2016
	(In thousands)

Deferred tax liabilities:
Prepaid expenses	$(405)	$(296)
Acquired intangibles	(533)	(608)
	(938)	(904)
Deferred tax assets:
Net operating loss carryforwards	24,902	23,134
Research and development credits	1,546	1,316
Alternative minimum tax credits	7	7
Accounts and notes receivable reserves	24	18
Depreciation and amortization	2,569	2,709
Deferred rent	114	138
Other	284	306
	29,446	27,628

Total	28,508	26,724

Valuation allowance	(28,508)	(26,724)

Deferred tax asset, net	$-	$-

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

During the year ended September 30, 2016, the Company reassessed its valuation allowance assertion with regards to Datawatch AB, the Company’s subsidiary located in Sweden. The Company analyzed forecasted profits, carryback potential, tax planning strategies, and the reversal of existing taxable temporary differences of the same type in the same period. Factors the Company considered were as follows:

•	History of net operating losses in Sweden;
•	The Company’s revised forecast indicates that it's Sweden subsidiary will not achieve profitability with certainty in the foreseeable future;
•	Net operating losses have no expiration period;
•	Sweden has no carryback potential;
•	Sweden has no tax planning strategies available to recognize its deferred tax assets; and
•	Reversal temporary differences in Sweden will not allow the company to utilize its existing deferred tax assets.

Although the Swedish subsidiary has no expiration on its net operating loss carryovers, the negative evidence noted above outweighs this positive evidence. Accordingly, the Company recorded a full valuation allowance on its deferred tax assets in Sweden during the fiscal year ended September 30, 2016.

These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is using to manage the underlying business. The Company has experienced cumulative tax losses on a three-year running basis covering the years ended September 30, 2017, 2016 and 2015. Accordingly, as of September 30, 2017, the Company determined that it is more likely than not that the deferred tax assets will not be realized in all of its jurisdictions and a full valuation allowance has been recorded in all jurisdictions. The Company increased the allowance from $26.7 million on September 30, 2016 to $28.5 million on September 30, 2017.

The following table reconciles the Company’s tax provision based on its effective tax rate to its tax provision based on the federal statutory rate of 34% for the years ended September 30, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
	(In thousands)

Benefit at federal statutory rate	$1,369	$4,470	$17,853
State, net of federal impact	4	264	579
Foreign income taxes	115	204	(555)
Valuation allowance increase	(1,785)	(6,385)	(6,164)
Return to provision adjustments	421	345	(621)
Stock-based compensation	(148)	(545)	(946)
Change in uncertain tax positions	30	105	67
Goodwill and intangible asset impairment	-	-	(7,377)
Other	12	69	(112)

Income tax (expense) benefit	$18	$(1,473)	$2,724

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through 2037 or have an unlimited carry forward. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. Management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets in all jurisdictions at September 30, 2017.

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

At September 30, 2016, the Company had a cumulative tax liability of $0.2 million related to Federal and foreign tax exposure that could result in cash payments. The Company decreased the tax liability by $30,000 during the fiscal year ended September 30, 2017. The decrease related to the statute of limitations expiring on foreign uncertain tax positions. The Company does not expect its tax liability to change significantly during the next twelve months. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense in its consolidated statements of operations. The Company has not accrued interest or penalties associated with this liability for the fiscal year ended September 30, 2017.

The Company’s unrecognized tax benefits (before consideration of any valuation allowance) represent differences between tax positions taken by the Company in its various consolidated and separate worldwide tax returns and the benefits recognized and measured for uncertain tax positions. This amount also represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The change in the unrecognized tax benefits during the fiscal year ended September 30, 2017 was as follows (in thousands):

Balance at September 30, 2015	$269
Reductions for prior year tax positions	(114)
Balance at September 30, 2016	155
Reductions for prior year tax positions	(30)
Balance at September 30, 2017	$125

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such jurisdictions as Sweden, the United Kingdom, Germany, Singapore, Australia and the United States, and as a result, files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The fiscal years ended September 30, 2014 through September 30, 2016 are generally still open to examination in the jurisdictions listed above. During the year ended September 30, 2017, the Company's Singapore tax returns for the fiscal tax year's ended September 30, 2013 through September 30, 2016 were audited by the Inland Revenue Authority of Singapore. The audit was completed during the fourth quarter ended September 30, 2017 and resulted in the reduction of NOL carryover of approximately $0.3 million. The Company has reduced its NOL deferred tax asset and corresponding valuation allowance in Singapore to reflect the changes from the audit. During the fiscal year ended September 30, 2017, the Swedish tax authorities began an audit of the Company’s subsidiary in Sweden. The Swedish tax authorities are auditing the fiscal years ended September 30, 2013 through September 30, 2015. The Company does not anticipate material adjustments as a result of this audit.

NOTE 5. SHARE-BASED COMPENSATION

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

On January 20, 2006, the Company established the Third Amended and Restated Datawatch Corporation 2006 Equity Compensation and Incentive Plan (the “2006 Plan”), which provides for the granting of both incentive stock options and non-qualified options, the award of Company common stock and opportunities to make direct purchases of Company common stock, as determined by the Committee. Options pursuant to this plan were available to be granted through April 26, 2011 and vest as specified by the Committee.

On April 26, 2011, the Company established the Datawatch Corporation 2011 Equity Compensation and Incentive Plan (the “2011 Plan”), which provides for the granting of both incentive stock options and non-qualified options, the award of restricted stock, RSUs, and any other equity-based interests (collectively, “Stock Rights”), as determined by the Committee. Options pursuant to this plan may be granted through April 25, 2021 and shall vest as specified by the committee.

On April 22, 2014, the stockholders of the Company approved the adoption of the Company’s Second Amended and Restated 2011 Equity Compensation and Incentive Plan, which amended the previous Amended and Restated 2011 Equity Compensation and Incentive Plan to increase the shares authorized for issuance under such plan by 700,000 shares to 2,275,392 shares.

On April 18, 2017, the stockholders of the Company approved the adoption of the Company’s Third Amended and Restated 2011 Equity Compensation and Incentive Plan (the “Amended 2011 Plan”), which amended the previous Second Amended and Restated 2011 Equity Compensation and Incentive Plan to increase the shares authorized for issuance under such plan by 1,000,000 shares to 3,275,392 shares. At September 30, 2017, 623,437 shares were available for future issuance under the 2011 Plan.

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

All awards granted during the year ended September 30, 2017 were granted under the 2011 Plan.

Stock Options

The Company estimates the fair value of each share-based award (except RSUs, which are discussed below) using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. No options were granted by the Company in the fiscal years 2017, 2016 and 2015. The total intrinsic value of options exercised during the years ended September 30, 2017, 2016 and 2015 was $0.7 million, $15,000 and $0.1 million, respectively. Total cash received from option exercises during the years ended September 30, 2017, 2016 and 2015 was $0.4 million, $0.1 million and $0.1 million, respectively. There was no tax benefit realized from stock option exercised during the years ended September 30, 2017, 2016 and 2015. As of September 30, 2017, there was no unrecognized compensation cost related to non-vested stock option arrangements.

The expected option life is based on historical trends and data. With regard to the expected option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value and short-time-to-maturity effect. The Company determined the volatility for options granted using the historical volatility of the Company’s common stock. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. Dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Based on the Company’s historical voluntary turnover rates, an annualized estimated forfeiture rate of 10% has been used in calculating the hisorical cost. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.

The following table is a summary of combined stock option activity under the 2006 Plan and the 2011 Plan:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of Options	Price Per Share	Life (In years)	Value (In thousands)

Outstanding, September 30, 2014	320,500	$5.97	3.74	$1,572
Granted	-	-	-	-
Canceled/Forfeited	-	-	-	-
Exercised	(18,000)	2.91	0.89	71
Outstanding, September 30, 2015	302,500	$6.15	2.86	$446
Granted	-	-	-	-
Canceled/Forfeited	(5,000)	3.61	-	7
Exercised	(22,500)	4.73	1.00	15
Outstanding, September 30, 2016	275,000	$6.31	5.01	$715
Granted	-	-	-	-
Canceled/Forfeited	-	-	-	-
Exercised	(100,000)	4.22	-	688
Outstanding, September 30, 2017	175,000	$7.51	1.31	$809
Exercisable, September 30, 2017	175,000	$7.51	1.31	$809
Unvested awards expected to vest, September 30, 2017	-	$-	-	$-

The following table presents weighted-average price and life information regarding options outstanding and exercisable at September 30, 2017:

Outstanding				Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average
		Remaining	Average
Exercise	Number of	Contractual	Exercise		Exercise
Prices	Shares	Life (Years)	Price	Shares	Price

$3.46	100,000	0.37	$3.46	100,000	$3.46
$12.92	75,000	2.56	$12.92	75,000	12.92

	175,000	1.31	$7.51	175,000	$7.51

Restricted Stock Units

The Company periodically grants awards of restricted stock units to its non-employee directors employees on a discretionary basis pursuant to its stock compensation plans. Each RSU entitles the holder to receive, at the end of each vesting period, a specified number of shares of the Company’s common stock. The total number of RSUs unvested at September 30, 2017 was 928,066. Most RSUs vest at the rate of 33.33% on each of the first through third anniversaries of the grant date.

The fair value related to the RSUs was calculated based primarily on the closing stock price of the Company’s common stock on the date of the grant and is being amortized evenly on a pro-rata basis over the vesting period to sales and marketing, engineering and product development, professional services and general and administrative expense. The fair values of the RSUs granted in fiscal years 2017, 2016 and 2015 were $4.6 million (or $7.17 weighted-average fair value per share), $2.7 million (or $5.36 weighted-average fair value per share) and $2.0 million (or $7.59 weighted-average fair value per share), respectively. The Company recorded compensation expense related to RSUs of $2.2 million, $2.7 million and $4.5 million during the years ended September 30, 2017, 2016 and 2015, respectively. These amounts are included in the total share-based compensation expense disclosed above. As of September 30, 2017, there was $4.9 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.26 years.

The following table presents nonvested RSU information for the fiscal years ended September 30, 2017, 2016 and 2015

Number of
RSUs
Nonvested

Nonvested, September 30, 2015	569,564
Granted	506,800
Canceled/Forfeited	(191,364)
Vested	(275,435)

Nonvested, September 30, 2016	609,565
Granted	644,250
Canceled/Forfeited	(91,077)
Vested	(234,672)
Nonvested, September 30, 2017	928,066

NOTE 6. IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. Indefinite-lived intangibles are intangible assets whose useful lives are indefinite in that their lives extend beyond the foreseeable horizon – that is there is no foreseeable limit on the period of time over which they are expected to contribute to the cash flows of the reporting entity. The Company accounts for these items in accordance with Accounting Standards Codification (“ASC”) 350 Intangibles – Goodwill and Other, which requires that impairment testing for goodwill is performed at least annually at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). The Company has determined that it is comprised of only one reporting unit. The Company performs its annual impairment test as of July 31st. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Examples of these events or circumstances include:

•	A significant adverse long-term outlook;
•	Unanticipated competition or the introduction of a disruptive technology;
•	Failure of an anticipated product or product line;
•	The testing for recoverability under the ASC 360-10 Impairment or Disposal of Long-Lived Assets of a significant asset group;
•	A loss of key personnel; and
•	An expectation that a significant portion of the Company will be sold or otherwise disposed of.

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

There were no impairment charges recognized during the fiscal years 2017 and 2016. During the first quarter of fiscal 2015, the Company identified several events, that when combined, were determined to require an interim impairment test. These events consisted of a material decrease in revenue compared to prior year and compared to the prior quarter which resulted in a decision to pre-release earnings information; necessary operational changes within the Sales Organization which drove a shift in our sales approach; and a sustained decrease in share price.

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

The following table presents the changes in the carrying amount of our goodwill (in thousands):

Balance at September 30, 2014	$28,383
Goodwill impairment	(21,698)
Balance at September 30, 2015	6,685
Goodwill impairment	-
Balance at September 30, 2016	6,685
Goodwill impairment	-
Balance at September 30, 2017	$6,685

NOTE 7. RESTRUCTURING CHARGES

During fiscal year 2015, the Company undertook restructuring efforts to (i) lower expenses by reducing the investment in legacy solutions and realigning international operations, primarily impacting engineering and product development, and (ii) further reduce the workforce across all functional areas of the Company in an effort to rebalance investments to match the go-to-market model. The restructuring efforts began during the quarter ended December 31, 2014 and continued during the quarter ended March 31, 2015, when the remaining employees impacted by the restructuring were notified. The Company recorded restructuring charges of $1.8 million during fiscal year 2015 including severance and related benefit costs related to workforce reductions. The Company completed all restructuring actions associated with these plans during fiscal year 2015. The Company did not undertake any restructuring efforts during fiscal 2017 or 2016.

The following table presents restructuring charges included in our consolidated statements of operations, for the year ended September 30, 2015 (in thousands):

Cost of maintenance and services	$401
Sales and marketing	804
Engineering and product development	345
General and administrative	236
Total	$1,786

NOTE 8. RETIREMENT SAVINGS PLAN

 The Company has a 401(k) retirement savings plan covering substantially all of the Company’s full-time U.S. employees. Under the provisions of the plan, employees may contribute a portion of their compensation, subject to certain limitations. The Company, at the discretion of the Board of Directors, may make contributions on behalf of its employees under this plan. Such contributions, if any, become fully vested after five years of continuous service. The Company did not make any contributions to the 401(k) retirement savings plan in fiscal 2017, 2016 or 2015.

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

The Company conducts operations in the U.S. and internationally. The following table presents information about the Company’s geographic operations (in thousands):

	Domestic	International	Total

Total Revenue

Year ended September 30, 2017	$29,969	$6,294	$36,263
Year ended September 30, 2016	$26,055	$4,407	$30,462
Year ended September 30, 2015	$23,793	$6,428	$30,221

Total Operating Loss

Year ended September 30, 2017	$(2,280)	$(2,490)	$(4,770)
Year ended September 30, 2016	$(9,380)	$(3,749)	$(13,129)
Year ended September 30, 2015	$(45,816)	$(6,626)	$(52,442)

Total Long-Lived Assets
At September 30, 2017	$9,812	$47	$9,859
At September 30, 2016	$11,126	$74	$11,200

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated all events and transactions that occurred after the balance sheet date and through the date that the consolidated financial statements were available to be issued noting none that require recognition or disclosure.

NOTE 11. QUARTERLY RESULTS (UNAUDITED)

Supplementary Information:

	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Year Ended September 30, 2017:
Software license revenue	$4,357	$4,889	$4,912	$5,893
Maintenance revenue	3,555	3,560	3,729	3,629
Professional services revenue	321	311	425	682
Cost of software licenses	703	733	231	228
Cost of maintenance and services	532	545	617	655
Expenses	9,165	8,637	8,761	10,226
Loss from operations	(2,167)	(1,155)	(543)	(905)
Net loss	(2,231)	(449)	(499)	(814)

Net loss per share – basic	$(0.19)	$(0.04)	$(0.04)	$(0.07)
Net loss per share – diluted	$(0.19)	$(0.04)	$(0.04)	$(0.07)

Year Ended September 30, 2016:
Software license revenue	$3,147	$3,645	$3,669	$4,758
Maintenance revenue	3,602	3,480	3,335	3,498
Professional services revenue	306	299	372	351
Cost of software licenses	689	499	879	761
Cost of maintenance and services	598	610	499	470
Expenses	9,809	9,792	9,562	9,423
Loss from operations	(4,041)	(3,477)	(3,564)	(2,047)
Net loss	(3,964)	(3,362)	(5,374)	(1,932)

Net loss per share – basic	$(0.34)	$(0.29)	$(0.45)	$(0.16)
Net loss per share – diluted	$(0.34)	$(0.29)	$(0.45)	$(0.16)

Year Ended September 30, 2015:
Software license revenue	$3,175	$3,911	$4,117	$4,101
Maintenance revenue	3,409	3,296	3,311	3,513
Professional services revenue	377	255	348	408
Cost of software licenses	861	721	697	723
Cost of maintenance and services	892	1,084	557	589
Expenses	44,661	11,423	10,705	9,750
Loss from operations	(39,453)	(5,766)	(4,183)	(3,040)
Net loss	(36,876)	(5,809)	(4,123)	(2,979)

Net loss per share – basic	$(3.31)	$(0.51)	$(0.36)	$(0.26)
Net loss per share – diluted	$(3.31)	$(0.51)	$(0.36)	$(0.26)

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework. Based on our assessment, management concluded that, as of September 30, 2017, our internal control over financial reporting was effective based on those criteria.

(c)	Changes in Internal Control Over Financial Reporting

As a result of the evaluation completed by management, and in which the principal executive officer and principal financial officer participated, we have concluded that there were no changes during the fiscal year ended September 30, 2017 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions “Election of Directors” and “Information Concerning Executive Officers” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2017 is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Compensation of Directors” and “Executive Compensation” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2017 is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Equity Incentive Plan Information” in Item 5 of this Annual Report on Form 10-K and under the caption “Principal Holders of Voting Securities” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2017 is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Certain Relationships and Related Person Transactions” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2017 is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firms and Fees” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended September 30, 2017 is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)	1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2017 and 2016

Consolidated Statements of Operations for the Years Ended September 30, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Loss for the Years Ended September 30, 2017, 2016 and 2015

Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended September 30, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

3.	List of Exhibits

	Ex. No.	Description

(1)	3.1	Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(4)	3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant (Exhibit 3.2)
(11)	3.3	Amended and Restated By-Laws of the Registrant (Exhibit 3.1)
(1)	4.1	Specimen certificate representing the Common Stock (Exhibit 4.4)
(2)	10.6	Indemnification Agreement between The Registrant and Richard de J. Osborne, dated January 12, 2001 (Exhibit 10.2)
(3)	10.7	Form of Indemnification Agreement between The Registrant and each of its Non-Employee Directors (Exhibit 10.1)
(3)	10.8*	Advisory Agreement, dated April 5, 2001, by and between The Registrant and Richard de J. Osborne (Exhibit 10.2)
(5)	10.9*	2006 Equity Compensation and Incentive Plan
(6)	10.10*	Form of Non-Qualified Stock Option Agreement for Directors under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.26)
(6)	10.11*	Form of Non-Qualified Stock Option Agreement for Officers under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.27)
(6)	10.12*	Form of Incentive Stock Option Agreement for Officers under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.28)
(7)	10.13*	Form of Restricted Stock Unit Agreement for Directors under the 2006 Equity Compensation and Incentive Plan (Exhibit 10.1)
(8)	10.14*	Executive Agreement dated March 4, 2011 by and between Michael A. Morrison and The Registrant (Exhibit 10.1)
(9)	10.15*	Third Amended and Restated 2011 Equity Compensation and Incentive Plan
(10)	10.16*	Form of Restricted Stock Unit Agreement for Directors and Executives under the 2011 Equity Compensation and Incentive Plan (Exhibit 10.29)
(10)	10.17*	Form of Restricted Stock Unit Agreement for Employees under the 2011 Equity Compensation and Incentive Plan (Exhibit 10.30)
(10)	10.18*	Form of Non-Qualified Stock Option Agreement under the 2011 Equity Compensation and Incentive Plan (Exhibit 10.31)

(10)	10.19*	Form of Incentive Stock Option Agreement under the 2011 Equity Compensation and Incentive Plan (Exhibit 10.32)
(15)	10.20	Lease, dated June 23, 2015, between DIV Bedford, LLC and The Registrant (Exhibit 10.20)
(14)	10.21*	Executive Agreement dated April 23, 2013 by and between James Eliason and The Registrant (Exhibit 10.1)
(12)	10.23*	Executive Agreement dated October 14, 2014 by and between Sanjay Mistry and The Registrant (Exhibit 10.28)
(13)	10.24*	Severance Agreement dated July 19, 2016 by and between Ken Tacelli and The Registrant (Exhibit 10.1)
(16)	10.26*	Letter Agreement dated March 4, 2011 by and between Michael Morrison and The Registrant (Exhibit 10.1)
	21.1	Subsidiaries of the Registrant (filed herewith)
	23.1	Consent of RSM US LLP (filed herewith)
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
	101	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL).

*	Indicates a management contract or compensatory plan or contract.

Note: The number given in parenthesis next to each item listed above indicates the corresponding exhibit in each filing listed below.

(1)	Previously filed as an exhibit to Registration Statement 33-46290 on Form S-1 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated February 2, 2001 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated herein by reference.
(5)	Previously filed as Appendix A to Registrant’s Definitive Proxy Statement dated January 30, 2006 and incorporated herein by reference.
(6)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated August 2, 2007 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 10, 2011 and incorporated herein by reference.
(9)	Previously filed as Appendix A to Registrant’s Amended Definitive Proxy Statement on Schedule 14A dated March 3, 2017 and incorporated herein by reference.
(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 10-K for the fiscal year ended September 30, 2011 and incorporated herein by reference.
(11)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated August 28, 2013 and incorporated herein by reference.
(12)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated July 25, 2016 and incorporated herein by reference.
(14)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated April 25, 2013 and incorporated herein by reference.
(15)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K dated November 10, 2016 and incorporated herein by reference.
(16)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 10, 2011 and incorporated herein by reference.

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

Datawatch Corporation

Date:	November 21, 2017	By:	/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael A. Morrison	Principal Executive Officer and Director	November 21, 2017
Michael A. Morrison

/s/ James L. Eliason	Principal Financial Officer and Principal Accounting Officer	November 21, 2017
James L. Eliason

/s/ Richard de J. Osborne	Chairman of the Board	November 21, 2017
Richard de J. Osborne

/s/ David C. Mahoney	Vice Chairman of the Board	November 21, 2017
David C. Mahoney

/s/ Christopher T. Cox	Director	November 21, 2017
Christopher T. Cox

/s/ Thomas H. Kelly	Director	November 21, 2017
Thomas H. Kelly

/s/ Joan McArdle	Director	November 21, 2017
Joan McArdle

/s/ Randy Seidl	Director	November 21, 2017
Randy Seidl

/s/ Colin Mahony	Director	November 21, 2017
Colin Mahony

/s/ Donald Friedman	Director	November 21, 2017
Donald Friedman

