Form 10-Q
period 2017-12-31
DATAWATCH CORP
filed 2018-02-06
CIK 792130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-Q

_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of February 2, 2018 was 12,352,143.

DATAWATCH CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

PART I: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DATAWATCH CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	December 31,	September 30,
	2017	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,759	$30,451
Accounts receivable, net of allowance for doubtful accounts of $93 and $60 as of December 31, 2017 and September 30, 2017, respectively	6,545	7,306
Prepaid expenses and other current assets	2,178	2,789
Total current assets	38,482	40,546

Property and equipment, net	1,012	1,064
Acquired intellectual property, net	822	887
Other intangible assets, net	977	969
Goodwill and indefinite-lived assets	6,685	6,685
Other long-term assets	254	254
Total assets	$48,232	$50,405

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,079	$2,360
Accrued expenses	2,120	3,521
Deferred revenue	12,011	11,303
Total current liabilities	15,210	17,184

LONG-TERM LIABILITIES:
Deferred revenue, long-term	248	302
Other long-term liabilities	424	390
Total long-term liabilities	672	692
Total liabilities	15,882	17,876

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01; authorized: 20,000,000 shares; issued and outstanding: 12,351,389 shares and 12,337,143 shares, respectively, as of December 31, 2017 and 12,272,704 shares and 12,258,458 shares, respectively, as of September 30, 2017	124	123
Additional paid-in capital	145,932	145,262
Accumulated deficit	(111,644)	(110,816)
Accumulated other comprehensive loss	(1,922)	(1,900)
	32,490	32,669
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	32,350	32,529

Total liabilities and shareholders’ equity	$48,232	$50,405

The accompanying notes are an integral part of the consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	December 31,
	2017	2016
REVENUE:
Software licenses	$5,558	$4,357
Maintenance	3,651	3,555
Professional services	376	321
Total revenues	9,585	8,233

COSTS AND EXPENSES:
Cost of software licenses	239	703
Cost of maintenance and services (1)	604	532
Sales and marketing (1)	4,698	4,747
Engineering and product development (1)	2,498	2,203
General and administrative (1)	2,425	2,215
Total costs and expenses	10,464	10,400

LOSS FROM OPERATIONS	(879)	(2,167)

Other income	41	15
Foreign currency transaction gain (loss)	19	(77)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(819)	(2,229)
Income tax expense	(9)	(2)

NET LOSS	$(828)	$(2,231)

Net loss per share – basic:	$(0.07)	$(0.19)
Net loss per share – diluted:	$(0.07)	$(0.19)

Weighted-average shares outstanding – basic	12,298	11,951
Weighted-average shares outstanding – diluted	12,298	11,951

(1) Includes share-based compensation as follows:

Cost of maintenance and services	$15	$4
Sales and marketing	197	79
Engineering and product development	136	82
General and administrative	326	266
	$674	$431

The accompanying notes are an integral part of the consolidated financial statements.

2

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three Months Ended
	December 31,
	2017	2016

Net loss	$(828)	$(2,231)
Other comprehensive gain (loss):
Foreign currency translation adjustments	(22)	41
Comprehensive loss	(850)	(2,190)

The accompanying notes are an integral part of the consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(828)	$(2,231)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	196	619
Provision for doubtful accounts	33	8
Share-based compensation expense	674	431
Changes in operating assets and liabilities:
Accounts receivable	722	(148)
Prepaid expenses and other assets	571	(179)
Accounts payable, accrued expenses and other liabilities	(2,637)	(526)
Deferred revenue	645	392
Cash used in operating activities	(624)	(1,634)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(56)	(104)
Cash used in investing activities	(56)	(104)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(12)	(11)

DECREASE IN CASH AND CASH EQUIVALENTS	(692)	(1,749)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,451	28,034
CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,759	$26,285

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-

Income taxes paid	$8	$3

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

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Datawatch and its wholly-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 filed with the SEC. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 30, 2017, and include all adjustments necessary for fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

The Company classified its cash equivalents, which primarily include money market mutual funds of $16.5 million as of December 31, 2017 and September 30, 2017 within Level 2 of the fair value hierarchy.

As of December 31, 2017 and September 30, 2017, the Company’s assets that are measured on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	December 31, 2017			September 30, 2017
	Fair Value Measurement			Fair Value Measurement
	Using Input Types			Using Input Types
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$-	$16,511	$-	$-	$16,470	$-
Total	$-	$16,511	$-	$-	$16,470	$-

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

NOTE 4. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire at various dates through 2022. The lease agreements generally provide for the payment of minimum annual rentals and pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was $0.2 million and $0.3 million for the three months ended December 31, 2017 and 2016, respectively. At December 31, 2017 and September 30, 2017, deferred rent totaled $0.3 million. Certain of the Company's facility leases include options to renew.

Royalties

Royalty expense included in cost of software license was $0.1 million and $0.2 million for the three months ended December 31, 2017 and 2016, respectively. Minimum royalty obligations were insignificant for the three months ended December 31, 2017 and 2016.

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

On December 22, 2017, President Trump signed into law, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”. ASC 740 requires deferred tax assets and liabilities to be measured using the enacted rate for the period in which they are expected to reverse. The tax law change was enacted as of December 31, 2017. Accordingly, the reduction to the U.S. Federal corporate tax rate to 21% should be utilized to measure the U.S. deferred tax assets and liabilities that will reverse in future periods. The Company's reduction to its net U.S. deferred tax asset of $6.8 million was offset by a corresponding reduction to its valuation allowance of $6.8 million. In addition, the new legislation includes a transition tax in which all foreign earnings are deemed to be repatriated to the U.S. and taxable at specified rates included within the tax legislation. The Company is in the process of calculating the impact of the transition tax. The analysis is complex and encompasses many years as far back as 1992. The Company is working with its foreign subsidiaries and their local tax service providers to gather historical information, including historical tax returns, in order to complete the calculation. Pursuant to Staff Accounting Bulletin No. 118, the Company's measurement period for the tax impact of the tax law changes is still open. At this time, the Company does not anticipate a material impact due to the transition tax.

During the three months ended December 31, 2017 and 2016, the Company recorded tax expenses of $9,000 and $2,000, respectively, primarily related to estimated state taxes. For the three months ended December 31, 2017 and 2016, the Company did not record tax expense to accrue interest on uncertain tax positions.

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through 2037.  Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets.  Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations.  Management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets in all jurisdictions at December 31, 2017 and September 30, 2017.

At September 30, 2017, the Company had a cumulative tax liability of $0.1 million related to foreign tax exposure that could result in cash payments.  There were no significant changes to the Company’s uncertain tax positions during the three months ended December 31, 2017. The Company does not expect its tax liability to change significantly during the next twelve months.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects of how share-based payments are accounted for and presented in financial statements. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company elected to adopt the pronouncement on a prospective basis starting from the first quarter of the fiscal year ended September 30, 2018. As a result of the adoption of ASU 2016-09, we recognize the impact of forfeitures when they occur with no adjustment for estimated forfeitures and recognize excess tax benefits as a reduction of income tax expense regardless of whether the benefit reduces income taxes payable. At September 30, 2017, the Company had approximately $7.6 million of Federal and state net operating loss carryovers related to excess stock compensation. The Company has increased its net operating loss deferred tax asset with a corresponding increase to its valuation allowance.

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	December 31,
	2017	2016

Net loss	$(828)	$(2,231)
Weighted-average number of common shares outstanding	12,298	11,951

Net loss per share	$(0.07)	$(0.19)

For the three months ended December 31, 2017 and 2016 all common equivalents were anti-dilutive as a result of the Company’s net loss position. Accordingly, all outstanding stock options and RSUs were excluded from the calculation of basic and diluted net loss per share for the three-month periods ended December 31, 2016 and December 31, 2017.

NOTE 7. SHARE-BASED COMPENSATION

The Company provides its employees, officers, consultants and directors with stock options, restricted stock units (“RSUs”) and other stock rights for common stock of the Company on a discretionary basis. All grants of options and RSUs are subject to the terms and conditions determined by the Compensation and Stock Committee of the Board of Directors (the “Committee”), and generally vest over a three-year period and expire either seven or ten years from the date of grant. All awards granted during the three months ended December 31, 2017 were granted under the Company’s Third Amended and Restated Equity Compensation and Incentive Plan (the “2011 Plan”). At December 31, 2017, there were 360,353 shares available for future issuance under the 2011 Plan.

Under the 2011 Plan, stock options are granted at exercise prices not less than the fair market value of the underlying common stock at the date of grant. All of the Company’s share-based awards are accounted for as equity instruments and there have been no liability-classified awards granted. Share-based compensation expense for share-based payment awards issued to employees and directors is measured based on the grant-date fair value of the award and recognized on a straight-line basis over the vesting period of the award. Share-based compensation expense for share-based payment awards issued to non-employees is revalued each fiscal quarter based on the current fair value of the award and recognized on a straight-line basis over the vesting period of the award.

Stock Options

The Company estimates the fair value of each stock option grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.

The following table is a summary of combined activity for all of the Company’s stock options:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of Options	Price Per Share	Life (In years)	Value (In thousands)

Outstanding, September 30, 2017	175,000	$7.51	1.31	$809
Granted	-	-	-	-
Canceled/Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2017	175,000	$7.51	1.06	$604
Exercisable, December 31, 2017	175,000	$7.51	1.06	$604
Unvested awards expected to vest, December 31, 2017	-	$-	-	$-

Restricted Stock Units

The fair value related to RSUs issued to employees and directors is calculated based on the closing stock price of the Company’s common stock on the date of the grant. The fair value related to RSUs issued to non-employees is revalued each fiscal quarter, based on the closing stock price of the Company’s common stock on the last day of each fiscal quarter.

The following table presents non-vested RSU information for the three months ended December 31, 2017:

Number of
RSUs
Outstanding

Nonvested, September 30, 2017	928,066
Granted	265,000
Canceled/Forfeited	(1,916)
Vested	(78,685)
Nonvested, December 31, 2017	1,112,465

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

The Company conducts operations in the United States and internationally. The following table presents information about the Company’s geographic operations (in thousands):

	Domestic	International	Total

Total Revenue

Three Months Ended December 31, 2017	$8,237	$1,348	$9,585
Three Months Ended December 31, 2016	$6,935	$1,298	$8,233

Total Operating Loss

Three Months Ended December 31, 2017	$(450)	$(429)	$(879)
Three Months Ended December 31, 2016	$(1,327)	$(840)	$(2,167)

Total Long-Lived Assets
At December 31, 2017	$9,705	$45	$9,750
At December 31, 2016	$9,812	$47	$9,859

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects of how share-based payments are accounted for and presented in financial statements. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company elected to adopt the pronouncement on a prospective basis starting from the first quarter of the fiscal year ended September 30, 2018. As a result of the adoption of ASU 2016-09, we recognize the impact of forfeitures when they occur with no adjustment for estimated forfeitures and recognize excess tax benefits as a reduction of income tax expense regardless of whether the benefit reduces income taxes payable. At September 30, 2017, the Company had approximately $7.6 million of Federal and state net operating loss carryovers related to excess stock compensation. The Company has increased its net operating loss deferred tax asset with a corresponding increase to its valuation allowance.

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

We have begun to evaluate the effect the new revenue standard will have on our consolidated financial statements and related disclosures, but have not completed our evaluation and implementation processes. Based on evaluations to date, the Company expects the following impacts:

▪	Currently, we recognize revenue from subscription licenses ratably over the term of the agreement. Subscription licenses currently include a maintenance element. The adoption of the new revenue standard will result in revenue for performance obligations recognized as they are satisfied. Therefore, revenue from the subscription license performance obligation is expected to be recognized upon delivery. Revenue from maintenance includes two performance obligations, upgrades and customer support, and is expected to be recognized on a straight-line basis over the contractual term.
▪	Under our current revenue recognition policy, we recognize royalty revenue in the period in which we receive royalty reports, which is typically in the quarter immediately following the quarter in which sales of royalty-bearing products occurred. Under the new standard, we will be required to make estimates of royalties earned in the current period and record royalty revenue based on those estimates.
▪	We have also assessed accounting for incremental costs to obtain a contract and costs incurred in fulfilling a contract. Based on preliminary results of the evaluation, which is still in process, the Company currently believes the most significant potential change to be accounting for commissions, as these incremental costs are expected to be capitalized and will be amortized over a period of time which could extend beyond the initial contract term.
▪	There will be a corresponding effect on tax liabilities in relation to all of the above impacts.
▪	Once we adopt ASU 2014-09, we do not anticipate that our internal control framework will materially change, but rather that existing internal controls will be modified and augmented, as necessary, to consider our new revenue recognition policy effective October 1, 2018. As we implement the new standard, we will develop internal controls to ensure that we adequately evaluate our contracts under the five-step model and accurately restate our prior-period operating results under ASU 2014-09.

The foregoing expectations are subject to change as we complete our evaluation and implementation processes.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

NOTE 10. SUBSEQUENT EVENTS

On January 30, 2018, we acquired Angoss Software Corporation, an Ontario corporation (“Angoss”), by purchasing all of its outstanding capital stock from its current stockholders for $24.5 million in cash, adjusted for net indebtedness and variance from target working capital. The share purchase agreement contains usual and customary representations and warranties, covenants and indemnification provisions. The acquisition will augment Datawatch’s Monarch data intelligence offering with expanded capabilities that enable data scientists to perform predictive and prescriptive analytics in a wide variety of enterprise applications.

We entered into a new credit facility with a bank on January 24, 2018. The credit facility includes a $10 million term loan and a $5 million revolving line of credit, secured by substantially all of the assets of Datawatch, excluding intellectual property. The term loan, which was used to fund a portion of the Angoss acquisition, bears interest at the prime rate plus 1%, is repayable based on a 48-month amortization schedule, matures on January 24, 2021, and is subject to prepayment penalties. The line of credit, which we intend to use for working capital and general corporate purposes, bears interest at the prime rate plus 0.5% and is due and payable on January 24, 2020. Commitment fees of $50,000 and $17,500 were paid for the term loan and line of credit, respectively. Availability under the line of credit is based on the amount of eligible accounts receivable from time to time. The credit facility agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We do not provide forecasts of our future financial performance. However, from time to time, information we provide or statements made by our employees may contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute forward-looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements. Our actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, and subsequently filed Quarterly Reports on Form 10-Q, as well as the accuracy of our internal estimates of revenue and operating expense levels.

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

Our significant accounting policies are described in Note 1 to the consolidated financial statements for the fiscal year ended September 30, 2017 included in our previously filed Form 10-K. There have been no material changes to the accounting policies for the three months ended December 31, 2017.

OVERVIEW

During the first quarter of fiscal 2018, we realized increases in revenue and improvement in our bottom line results compared to the first quarter of fiscal 2017. Gross margin (excluding IP amortization expense) for the first quarter of fiscal 2018 was 92%, as compared to 91% for the first quarter of fiscal 2017. Cash and short-term investments were $29.8 million at December 31, 2017, down from $30.5 million at September 30, 2017 but up from $26.3 million at December 31, 2016. Days sales outstanding were 67 days at December 31, 2017, compared to 77 days at December 31, 2016.

Sales execution

Overall revenue increased by $1.4 million, or 16%, compared to the same quarter last fiscal year. Of the overall increase in revenue, license revenue increased $1.2 million, or 28%, compared to the same quarter last fiscal year. Deferred revenue as of December 31, 2017 was $12.3 million, a 21% increase compared to $10.2 million as of December 31, 2016. Total bookings for the first quarter of fiscal 2018 were approximately $10.2 million, a 17% increase from the $8.7 million of bookings recorded in the same quarter a year ago.

Market awareness

Among the key highlights for the first quarter of fiscal 2018 were:

•	Datawatch continued to lead the way in innovation with the November 2017 launch of Monarch Swarm, the industry’s first team-driven, enterprise data preparation and socialization platform designed to speed collaboration and uphold governance practices.

•	Datawatch announced a joint technology partnership with Sage Group, a market leader in cloud accounting and human capital management software, to leverage the Monarch data preparation platform to enable Sage and its global partners to accelerate product implementations and simplify data preparation for migration to Sage’s cloud solutions.

•	Optum, a leading technology-enabled health services business and part of UnitedHealth Group, expanded its Monarch deployment to access and blend data from a variety of healthcare systems to eliminate manual processes and enhance business agility for revenue assurance and reporting.

Innovation to product platform

During the first quarter of fiscal 2018, we released an update to Monarch Complete as well as our Monarch Server products. Monarch Complete 14.3 includes the addition of a public data marketplace that allows users to enrich their data sets with public data directly from the UI. Simplified data redaction, easier transformations and “point-and-click” vLookups are also included in the release as well as new enhancements allowing for complex calculations via a simple user interface. Monarch Swarm, soft-launched earlier in 2017, was publicly introduced in the first quarter as the industry’s first team-driven, enterprise data preparation and socialization platform designed to speed collaboration and uphold governance practices. A centralized, cloud-ready solution, Monarch Swarm allows teams to create, find, access, validate and share governed, trustworthy data sets and models for true enterprise collaboration and faster, more strategic decision-making.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from our accompanying consolidated financial statements. The operating results for any period should not be considered indicative of the results expected for any future period.

	Three Months Ended
	December 31,
	2017	2016
REVENUE:
Software licenses	58%	53%
Maintenance	38	43
Professional services	4	4
Total revenues	100%	100%

COSTS AND EXPENSES:
Cost of software licenses	2%	9%
Cost of maintenance and services	6	6
Sales and marketing	49	58
Engineering and product development	26	27
General and administrative	25	27
Total costs and expenses	108%	127%

LOSS FROM OPERATIONS	(8)%	(27)%

Other income	-	-
Foreign currency transaction loss	-	(1)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(8)%	(28)%
Income tax (expense) benefit	-	-

NET LOSS	(8)%	(28)%

Three Months Ended December 31, 2017 Compared to

Three Months Ended December 31, 2016

Total Revenues

	Three Months Ended
	December 31,			Percentage
	2017	2016	Increase	Change
Software licenses	$5,558	$4,357	$1,201	28%
Maintenance	3,651	3,555	96	3
Professional services	376	321	55	17
Total revenue	$9,585	$8,233	$1,352	16%

Software license revenue. Software license revenue increased $1.2 million compared with software license revenue for the three months ended December 31, 2016 driven by a $0.7 million increase in our Monarch data preparation revenue and a $0.5 million increase in our Panopticon data visualization revenue. In addition to the increase in software license revenue, our deferred revenue increased from $10.2 million at December 31, 2016 to $12.3 million at December 31, 2017. Deferred license revenue accounted for $1.3 million of the increase in total deferred revenue.

Maintenance revenue. Maintenance revenue increased $0.1 million compared with revenue for the three months ended December 31, 2016, driven by a $0.2 million increase in initial maintenance revenue, offset by a $0.1 million decrease in renewal maintenance revenue. The increase in initial maintenance revenue correlates with the increase in software license revenue.

Professional services. Professional services revenue increased $0.1 million primarily attributable to Panopticon data visualization services.

Total Costs and Expenses

	Three Months Ended
	December 31,		Increase	Percentage
	2017	2016	(Decrease)	Change
Cost of software licenses	$239	$703	$(464)	(66)%
Cost of maintenance and services	604	532	72	14
Sales and marketing	4,698	4,747	(49)	(1)
Engineering and product development	2,498	2,203	295	13
General and administrative	2,425	2,215	210	9
Total costs and expenses	$10,464	$10,400	$64	1%

Cost of software licenses. The $0.5 million decrease in costs of software licenses was driven by a $0.4 million decrease in amortization expense and a $0.1 million decrease in royalty expense during the three months ended December 31, 2017 compared to the three months ended December 31, 2016. The decrease in amortization was a result of certain intangible assets being fully amortized during the first half of fiscal 2017. The decrease in royalty expense during the three months ended December 31, 2017 was attributable to the renegotiation of a royalty contract.

Cost of maintenance and services. The $0.1 million increase was primarily driven by an increase in expense related to third party consulting as a result of outsourcing services for specific customer contracts.

Sales and marketing expenses. Costs remained relatively flat compared to the same quarter last fiscal year.

Engineering and product development expenses. The $0.3 million increase was primarily driven by a $0.3 million increase in outside consulting and software expense and a $0.1 million increase in share-based compensation expense. This was partially offset by a $0.1 million decrease in salary and benefits related expenses. The increase in outside consulting and software expense was driven by Swarm product development. The decrease in salary and benefits related expenses was driven by workforce reductions primarily related to resources focused on legacy products.

General and administrative expenses. The $0.2 million increase in general and administrative expenses was mainly driven by a $0.2 million increase in professional consulting expenses, which were primarily attributable to legal and accounting related services. Additionally, there was a $0.1 million increase in share-based compensation expense which was offset by a $0.1 million decrease in severance expense.

Other income

	Three Months Ended
	December 31,		Increase	Percentage
	2017	2016	(Decrease)	Change
Other income	$41	$15	$26	173%
Foreign currency transaction gain (loss)	$19	$(77)	$96	125%

Other income. There was a minimal amount of other income for the three months ended December 31, 2017 and 2016.

Foreign currency transactions loss. The foreign currency gains for the three months ended December 31, 2017 and losses for the three months ended December 31, 2016 were attributable to fluctuations of the British pound sterling and other foreign currencies in which we transact business relative to the U.S. Dollar.

Provision for income taxes

	Three Months Ended
	December 31,			Percentage
	2017	2016	(Decrease)	Change
Income tax expense	$(9)	$(2)	$(7)	(350)%

During the three months ended December 31, 2017 and 2016, the Company recorded a tax expense of $9,000 and $2,000, respectively, related to estimated state taxes.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

We lease various facilities and equipment in the U.S. and overseas under non-cancelable operating leases which expire at various dates through 2022. The lease agreements generally provide for the payment of minimum annual rentals and pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was $0.2 million and $0.3 million for the three months ended December 31, 2017 and 2016, respectively. At December 31, 2017 and September 30, 2017, deferred rent totaled $0.3 million. Certain of our facility leases include options to renew.

As of December 31, 2017, our contractual obligations include minimum rental commitments under non-cancelable operating leases and other long-term liabilities related to uncertain tax positions as follows (in thousands):

		Less than			More than
Contractual Obligations:	Total	1 Year	1 – 2 Years	3 – 5 Years	5 Years
Operating lease obligations	$3,148	$591	$672	$1,737	$148
Other long-term liabilities	$424	$-	$-	$-	$424

Royalty expense included in cost of software licenses was $0.1 million and $0.2 million for the three months ended December 31, 2017 and 2016, respectively.

Our software products are sold under warranty against certain defects in material and workmanship for a period of 30 to 90 days from the date of purchase. If necessary, we would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or service warranties. As a result, we believe our exposure related to these warranty agreements is minimal. Accordingly, we have no liabilities recorded for warranty claims as of December 31, 2017 and September 30, 2017.

We enter into indemnification agreements in the ordinary course of business. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of December 31, 2017 and September 30, 2017.

Certain of our agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby we will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of our employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of December 31, 2017 and September 30, 2017.

As permitted under Delaware law, we have agreements with our directors whereby we will indemnify them for certain events or occurrences while the director is, or was, serving at our request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, our director and officer insurance policy would enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe our exposure related to these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of December 31, 2017 and September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current cash balances will be sufficient to meet our cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At December 31, 2017, we had $29.8 million of cash and cash equivalents as compared $30.5 million as of September 30, 2017, a decrease of $0.7 million. $2.4 million of cash and cash equivalents at December 31, 2017 was located in foreign banks. At December 31, 2017, we had working capital of $23.3 million as compared to $23.4 million as of September 30, 2017.

We had a net loss of $0.8 million for the three months ended December 31, 2017 as compared to net loss of $2.2 million for the three months ended December 31, 2016. During the three months ended December 31, 2017 and 2016, $0.6 million and $1.6 million of cash was used in our operations, respectively. During the three months ended December 31, 2017, the main use of cash in operations was net loss adjusted for depreciation and amortization, share-based compensation expense, as well as the decreases in accounts payable, accrued expenses and other liabilities offset by the decreases in accounts receivable and prepaid and other expenses and the increase in deferred revenue. During the three months ended December 31, 2016, the main use of cash in operations was net loss adjusted for depreciation and amortization, share-based compensation expense, as well as the increases in accounts receivable and prepaid and other expenses and the decreases in accounts payable, accrued expenses and other liabilities, offset by the increase in deferred revenue.

Net cash used in investing activities of $0.1 million for the three months ended December 31, 2017 and 2016, respectively, was related to the purchase of property and equipment.

There was no cash provided by financing activities for the three months ended December 31, 2017 and 2016.

We believe that our current operations have not been materially impacted by the effects of inflation.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At December 31, 2017, we did not participate in or hold any derivative financial instruments or commodity instruments. We hold no investment securities that possess significant market risk.

Primary Market Risk Exposures

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. 14% and 16% of our revenues for the three months ended December 31, 2017 and 2016, respectively, were from our foreign subsidiaries. In addition, 17% and 21% of our operating expenses for the three months ended December 31, 2017 and 2016, respectively, were from our foreign subsidiaries.

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in several currencies, of which the most significant to our operations has historically been the British Pound. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to our international subsidiaries, if any, are usually considered to be of a long-term investment nature. Accordingly, the majority of currency movements are reflected in our other comprehensive (loss) income. Foreign currency translation losses arising during the three months ended December 31, 2017 were $22,000. Foreign currency translation gains arising during the three months ended December 31, 2016 were $41,000. There are, however, certain situations where we will invoice customers in currencies other than our own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in “Foreign currency transaction gain (loss)” section of the accompanying consolidated statements of operations and were gains of $19,000 for the three months ended December 31, 2017 and losses of $0.1 million for the three months ended December 31, 2016.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that it currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 6, 2018.

DATAWATCH CORPORATION

/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ James L. Eliason
James L. Eliason
Chief Financial Officer
(Principal Financial Officer)

