Form 10-Q
period 2018-03-31
DATAWATCH CORP
filed 2018-05-10
CIK 792130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of May 7, 2018 was 12,729,416.

DATAWATCH CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DATAWATCH CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	March 31,	September 30,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,842	$30,451
Accounts receivable, net of allowance for doubtful accounts of $76 and $60 as of March 31, 2018 and September 30, 2017, respectively	7,382	7,306
Unbilled accounts receivable	3,851	-
Prepaid expenses and other current assets	2,717	2,789
Total current assets	28,792	40,546

Property and equipment, net	1,177	1,064
Acquired intellectual property, net	4,085	887
Other intangible assets, net	5,272	969
Goodwill and indefinite-lived intangible assets	21,394	6,685
Other long-term assets	2,345	254
Total assets	$63,065	$50,405

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt, net	$2,060	$-
Accounts payable	1,451	2,360
Accrued expenses	3,044	3,521
Deferred revenue	12,428	11,303
Total current liabilities	18,985	17,184

LONG-TERM LIABILITIES:
Long-term debt, net	7,658	-
Deferred revenue, long-term	5,643	302
Deferred tax liability	848	-
Other long-term liabilities	409	390
Total long-term liabilities	14,556	692
Total liabilities	33,541	17,876

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01; authorized: 20,000,000 shares; issued and outstanding: 12,475,722 shares and 12,461,476 shares, respectively, as of March 31, 2018 and 12,272,704 shares and 12,258,458 shares, respectively, as of September 30, 2017	125	123
Additional paid-in capital	147,035	145,262
Accumulated deficit	(115,514)	(110,816)
Accumulated other comprehensive loss	(1,982)	(1,900)
	29,664	32,669
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	29,524	32,529

Total liabilities and shareholders’ equity	$63,065	$50,405

The accompanying notes are an integral part of the consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
REVENUE:
Software licenses	$5,181	$4,889	$10,739	$9,246
Maintenance	3,886	3,560	7,537	7,116
Professional services	335	311	711	631
Total revenues	9,402	8,760	18,987	16,993

COSTS AND EXPENSES:
Cost of software licenses	336	733	575	1,436
Cost of maintenance and services (1)	885	545	1,489	1,077
Sales and marketing (1)	5,670	4,125	10,367	8,872
Engineering and product development (1)	2,748	2,194	5,246	4,397
General and administrative (1)	3,512	2,318	5,937	4,534
Total costs and expenses	13,151	9,915	23,614	20,316

LOSS FROM OPERATIONS	(3,749)	(1,155)	(4,627)	(3,323)

Interest expense	(101)	-	(101)	-
Other income	13	726	54	742
Foreign currency transaction gain (loss)	136	(14)	155	(91)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(3,701)	(443)	(4,519)	(2,672)
Income tax expense	(170)	(6)	(179)	(8)

NET LOSS	$(3,871)	$(449)	$(4,698)	$(2,680)

Net loss per share – basic:	$(0.31)	$(0.04)	$(0.38)	$(0.22)
Net loss per share – diluted:	$(0.31)	$(0.04)	$(0.38)	$(0.22)

Weighted-average shares outstanding – basic	12,409	12,014	12,353	11,982
Weighted-average shares outstanding – diluted	12,409	12,014	12,353	11,982

(1) Includes share-based compensation as follows:

Cost of maintenance and services	$9	$5	$24	$9
Sales and marketing	215	117	413	196
Engineering and product development	157	86	293	167
General and administrative	376	243	702	510
	$757	$451	$1,432	$882

The accompanying notes are an integral part of the consolidated financial statements.

4

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Net loss	$(3,871)	$(449)	$(4,698)	$(2,680)
Other comprehensive gain (loss):
Foreign currency translation adjustments	(60)	4	(85)	45
Comprehensive loss	(3,931)	(445)	(4,783)	(2,635)

The accompanying notes are an integral part of the consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,698)	$(2,680)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	611	1,238
Provision for doubtful accounts	15	14
Share-based compensation expense	1,432	882
Changes in operating assets and liabilities:
Accounts receivable	1,803	1,035
Unbilled accounts receivable	380	-
Prepaid expenses and other long-term assets	665	(121)
Accounts payable, accrued expenses and other liabilities	(2,394)	(753)
Deferred revenue	1,015	292
Cash used in operating activities	(1,171)	(93)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Angoss Software, net of cash acquired (Note 4)	(24,501)	-
Purchases of property and equipment	(85)	(173)
Cash used in investing activities	(24,586)	(173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	347	-
Borrowings under debt agreement	10,000	-
Cash paid for debt issuance costs	(74)	-
Principal repayments on outstanding debt	(208)	-
Cash provided by financing activities	10,065	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	83	3

DECREASE IN CASH AND CASH EQUIVALENTS	(15,609)	(263)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,451	28,034
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,842	$27,771

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$101	$-

Income taxes paid	$17	$14

These notes are an integral part of the consolidated financial statement

DATAWATCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS

Datawatch Corporation (the “Company” or “Datawatch”) is a Delaware corporation, formed in 1986, with executive offices located at 4 Crosby Drive, Bedford, MA 01730. The Company is engaged in the design, development, marketing, distribution and support of business computer software primarily for the self-service data preparation, predictive analytics and visual data discovery markets.

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

NOTE 3. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The estimated fair values have been determined through information obtained from market sources and management estimates.  The estimated fair value of certain financial instruments including cash and cash equivalents, accounts receivable, unbilled accounts receivables and accounts payable, approximate the carrying value due to their short-term maturity.

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

The Company classified its cash equivalents, which primarily include money market mutual funds of $16.5 million as of September 30, 2017 within Level 2 of the fair value hierarchy. The Company held no money market mutual funds as of March 31, 2018.

As of September 30, 2017, the Company’s assets that are measured on a recurring basis and whose carrying values approximate their respective fair values include the following (in thousands):

	September 30, 2017
	Fair Value Measurement
	Using Input Types
	Level 1	Level 2	Level 3
Assets:
Money market funds	$-	$16,470	$-
Total	$-	$16,470	$-

Non-financial assets such as goodwill, indefinite lived assets and long-lived assets are also subject to fair value measurements. Goodwill and indefinite lived assets are subject to recurring fair value measurements to determine whether impairment exists. Long-lived assets are subject to non-recurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset and are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) guidance on fair value measurement.

NOTE 4. ANGOSS ACQUISITION

On January 30, 2018 (the “Acquisition Date”), Datawatch, through its wholly-owned Canadian subsidiary, acquired all of the outstanding capital stock of Angoss Software Corporation ("Angoss"), a corporation existing under the laws of Ontario, for $24.6 million through an all cash transaction, net of $3.0 million in cash acquired (the “Angoss Acquisition”) (after adjusting the purchase price for estimated net indebtedness of Angoss as of the closing of the Angoss Acquisition), subject to future working capital adjustments. Of this payment, $0.1 million was determined to be post-combination compensation expense. Excluding this amount, the purchase consideration from the Angoss Acquisition totaled $24.5 million.

The Company accounted for the Angoss Acquisition in accordance with ASC 805, Business Combinations. The Company has allocated the cost to acquire Angoss to its identifiable tangible and intangible assets and liabilities, with the remaining amount classified as goodwill. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The finalization of the purchase accounting assessment may result in a change in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company’s results of operations and financial position. The Angoss Acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the fair value of certain tangible and intangible assets acquired and liabilities assumed as of the acquisition date and the related tax impacts of any changes made. Any potential adjustments made could be material in relation to the preliminary values presented below.

The table below summarizes the estimated fair value of net assets acquired and net liabilities assumed in the Angoss Aquisition as of January 30, 2018 (in thousands).

Amount

Accounts receivable	$1,933
Unbilled accounts receivable	6,882
Prepaid expenses and other current assets	370
Property and equipment	250
Customer relationships	4,500
Developed technology	3,400
Trade names	3,200
Goodwill	11,509
Accounts payable	(186)
Accrued expenses	(860)
Deferred revenue	(5,649)
Deferred tax liability	(848)
Fair value of assets and liabilities acquired	$24,501

The amount of goodwill resulting from the allocation of purchase consideration is primarily attributable to expected synergies. Goodwill is not expected to be deductible for tax purposes. In accordance with FASB ASC 805, goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present. In the event that goodwill becomes impaired, we will record an expense for the amount impaired during the fiscal quarter in which the determination is made.

The Company incurred approximately $0.8 million of acquisition related costs in the three-month period ended March 31, 2018 and $1.0 million for the six-month period ended March 31, 2018. These costs are included in general and administrative expense in the accompanying consolidated statements of operations.

The intangible assets, excluding goodwill and assembled workforce are being amortized on a straight-line basis over their estimated lives as follows (in thousands):

	Fair	Estimated
	Value	Lives

Customer relationships	$4,500	5.0 years
Developed technology	3,400	8.0 years
Trade names	3,200	Indefinite
Total intangible assets	$11,100

In accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other, Management determined that the straight-line method of amortization would be used for customer relationships and developed technology as this pattern most closely reflects the economic benefits of the intangible assets consumed.

Management is responsible for the valuation of net assets acquired and considered a number of factors, including valuations and appraisals, when estimating the fair values and estimated useful lives of acquired assets and liabilities. The fair values of the intangible assets and certain liabilities were determined using variations of the income approach.

Customer relationships

The $4.5 million fair value of customer relationships was determined using the multi-period excess earnings method, which estimates the fair value of an asset based on its ability to generate future cash flows. The 5 year useful life of customer relationships was determined based on an analysis of future net cash flows and the amount of time that would be required to realize 95% of the cumulative net cash flows attributable to the existing customer relationships.

Developed Technology

The $3.4 million fair value of developed technology was determined using the relief from royalty method. By owning the developed technology, Datawatch does not have to pay royalties for the continued use of the asset, which has value. Management determined a useful life of 8 years for this asset is appropriate because it represents the point in time at which 95% of the cumulative net cash flows attributable to the developed technology would be expected to be realized.

Trade Names

Similar to developed technology, the $3.2 million fair value of the trade names were determined using the relief from royalty method. Management has utilized an indefinite useful life for the acquired ‘Angoss’ and ‘Knowledge’ trade names as the Company currently plans to continue to use both trade names in association with all product and service offerings underlying the cash flows attributable to these trade names.

Deferred revenue

The fair value of the acquired deferred revenue of $5.6 million was determined using a cost build-up approach, which estimates the costs to complete the remaining obligations underlying the deferred revenue and applying a mark-up based to obtain an appropriate operating margin.

Deferred tax liability

As part of the purchase accounting related to the Angoss Acquisition, the Company recognized a deferred tax liability of $0.8 million related to indefinite lived tradename intangible assets acquired in the Angoss Acquisition.

Pro forma results

The following unaudited pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the Angoss Acquisition occurred at the beginning of the periods presented or the results which may occur in the future. The following unaudited pro forma results of operations assume the Angoss Acquisition had occurred on October 1, 2017 (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Revenues	$10,484	$11,143	$22,595	$21,738
Net loss	$(4,054)	$(854)	$(5,330)	$(3,719)
Net loss per share – basic:	$(0.33)	$(0.07)	$(0.43)	$(0.31)
Net loss per share – diluted:	$(0.33)	$(0.07)	$(0.43)	$(0.31)

Significant pro forma adjustments incorporated into the pro forma results above include the recognition of additional amortization expense related to acquired intangible assets.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and indefinite-lived intangible assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. Indefinite-lived intangibles are intangible assets whose useful lives are indefinite in that their lives extend beyond the foreseeable horizon – that is there is no foreseeable limit on the period of time over which they are expected to contribute to the cash flows of the reporting entity. The Company accounts for these items in accordance with FASB’s ASC 350 Intangibles – Goodwill and Other. This requires that goodwill and intangible assets having indefinite lives are not amortized but instead are reviewed annually, or more frequently as a result of an event or change in circumstances, for possible impairment with impaired assets written down to fair value. Goodwill, assembled workforce and Angoss trade names are considered indefinite-lived intangibles. The Company conducts its annual impairment test for goodwill and indefinite-lived intangible assets during the fourth quarter of each fiscal year.

The following table presents the changes in the carrying amount of goodwill and indefinite lived intangibles (in thousands):

Amount

Balance as of September 30, 2017	$6,685
Goodwill acquired during the year	11,509
Indefinite lived trade names acquired during the year	3,200
Balance as of March 31, 2018	$21,394

Acquired Intellectual Property

Acquired intellectual property consists of software source code acquired through business combinations in prior years. The acquired intellectual property assets are being amortized to cost of software licenses using the straight-line method over the estimated life of the asset, ranging from five to eight years.

Acquired intellectual property, net, were comprised of the following at March 31, 2018 and September 30, 2017 (in thousands):

March 31, 2018
Identified	Weighted	Gross
Intangible	Average	Carrying	Accumulated	Net Carrying
Asset	Useful Life	Amount	Amortization	Amount
(In years)

Intellectual property	8	$15,020	$(10,935)	$4,085

September 30, 2017
Identified	Weighted	Gross
Intangible	Average	Carrying	Accumulated	Net Carrying
Asset	Useful Life	Amount	Amortization	Amount
(In years)

Intellectual property	8	$11,621	$(10,734)	$887

Amortization expense related to the acquired intellectual property assets charged to cost of software licenses for the three month period ended March 31, 2018 and 2017 was $0.1 million and $0.5 million, respectively. Amortization expense related to the acquired intellectual property assets charged to cost of software licenses for the six month period ended March 31, 2018 and 2017 was $0.2 million and $1.0 million, respectively.

The future amortization expense as of March 31, 2018 related to the acquired intellectual property is as follows (in thousands):

Fiscal Years Ending September 30,

2018	$342
2019	684
2020	684
2021	533
2022	425
Thereafter	1,417
Total future amortization expense	$4,085

Other Intangible Assets

Other intangible assets consist of trade names, patents and customer lists acquired through business combinations in prior years. The values allocated to these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset.

Other intangible assets, net, were comprised of the following at March 31, 2018 and September 30, 2017 (in thousands):

March 31, 2018
Identified	Weighted	Gross
Intangible	Average	Carrying	Accumulated	Net Carrying
Asset	Useful Life	Amount	Amortization	Amount
	(In years)

Patents	20	$160	$(109)	$51
Customer relationships	8	8,075	(2,854)	5,221
Trade names	-	120	(120)	-

Total		$8,355	$(3,083)	$5,272

September 30, 2017
Identified	Weighted	Gross
Intangible	Average	Carrying	Accumulated	Net Carrying
Asset	Useful Life	Amount	Amortization	Amount
	(In years)

Patents	20	$160	$(105)	$55
Customer relationships	14	3,574	(2,660)	914
Trade names	3	120	(120)	-

Total		$3,854	$(2,885)	$969

Amortization expense related to other intangible assets charged to sales and marketing totaled $0.2 million and $21,000 for the three month period ended March 31, 2018 and 2017, respectively. Amortization expense related to other intangible assets charged to sales and marketing totaled $0.2 million and $42,000 for the six month period ended March 31, 2018 and 2017, respectively.

The future amortization expense as of March 31, 2018 related to other intangible assets is as follows (in thousands):

Fiscal Years Ending September 30,

2018	$496
2019	992
2020	992
2021	992
2022	992
Thereafter	808
Total future amortization expense	$5,272

NOTE 6. FINANCING ARRANGEMENT

Revolving Line of Credit and Term Note

In connection with the Angoss Acquisition, on January 24, 2018, Datawatch entered into a new credit facility with a bank. The credit facility includes a $10.0 million term loan and a $5.0 million revolving line of credit, secured by substantially all of the assets of Datawatch, excluding intellectual property. The term loan, which was used to fund a portion of the Angoss acquisition, bears interest at the prime rate plus 1%, is repayable based on a 48-month amortization schedule, matures on January 24, 2021, and is subject to prepayment penalties. The line of credit, which is intended to be used for working capital and general corporate purposes, bears interest at the prime rate plus 0.5% and is due and payable on January 24, 2020. Commitment fees of $50,000 and $17,500 were paid for the term loan and line of credit, respectively. Availability under the line of credit is based on the amount of eligible accounts receivable from time to time. The credit facility agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default.

As of March 31, 2018, the total amount of debt outstanding on the term loan was $9.7 million, net of $0.1 million in capitalized lender fees and debt issuance costs. The interest rate on the term loan as of March 31, 2018 was 5.75%.

As of March 31, 2018, the Company had no outstanding debt on the revolving line of credit.

Future principal payments as of March 31, 2018 related to the term note are as follows (in thousands):

Fiscal Years Ending September 30,

2018	$1,250
2019	2,500
2020	2,500
2021	3,542
Total future principal payments	9,792

Less:
Current portion, net of debt discount	(2,060)
Unamortized debt discount	(74)
Long-term debt	$7,658

NOTE 7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities and equipment in North America and overseas under non-cancelable operating leases which expire at various dates through 2022. The lease agreements generally provide for the payment of minimum annual rentals and pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was $0.3 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively, and $0.5 million for both the six month periods ended March 31, 2018 and 2017. At March 31, 2018 and September 30, 2017, deferred rent totaled $0.3 million. Certain of the Company's facility leases include options to renew.

Royalties

Royalty expense included in cost of software license was $0.1 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively, and $0.3 million and $0.4 million for the six months ended March 31, 2018 and 2017, respectively. Minimum royalty obligations were insignificant for the six months ended March 31, 2018 and 2017.

Contingencies

From time to time, the Company is subject to claims and may be party to actions that arise in the normal course of business. The Company is not party to any litigation that management believes will have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 8. INCOME TAXES

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

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act. ASC 740 requires deferred tax assets and liabilities to be measured using the enacted rate for the period in which they are expected to reverse. The tax law change was enacted as of December 31, 2017. Accordingly, the reduction to the U.S. Federal corporate tax rate to 21% should be utilized to measure the U.S. deferred tax assets and liabilities that will reverse in future periods. The Company's reduction to its net U.S. deferred tax asset of $6.8 million was offset by a corresponding reduction to its valuation allowance of $6.8 million. In addition, the new legislation includes a transition tax in which all foreign earnings are deemed to be repatriated to the U.S. and taxable at specified rates included within the tax legislation. The Company is in the process of calculating the impact of the transition tax. The analysis is complex and encompasses many years as far back as 1992. The Company is working with its foreign subsidiaries and their local tax service providers to gather historical information, including historical tax returns, in order to complete the calculation. Pursuant to Staff Accounting Bulletin No. 118, the Company's measurement period, not to exceed one year, to calculate the tax impact of the tax law changes is still open. At this time, the Company does not anticipate a material impact due to the new tax law.

During the three and six months ended March 31, 2018, the Company recorded a tax expense of $0.2 million and $0.2 million, respectively, primarily related to foreign withholding income taxes and estimated state taxes. During the three and six months ended March 31, 2017, the Company recorded a tax expense of $6,000 and $8,000, respectively, primarily related to estimated state taxes.

As part of the purchase accounting related to the Angoss Acquisition, the Company recorded a deferred tax liability of approximately $0.8 million related to indefinite lived tradename intangibles acquired as part of the purchase of Angoss. The Company is still in the process of collecting information and performing analysis related to this transaction and the measurement period for this transaction is still open.

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through 2037. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. Management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets in all jurisdictions at March 31, 2018 and September 30, 2017.

At September 30, 2017, the Company had a cumulative tax liability of $0.1 million related to foreign tax exposure that could result in cash payments. There were no significant changes to the Company’s uncertain tax positions during the three and six months ended March 31, 2018.

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Net loss	$(3,871)	$(449)	$(4,698)	$(2,680)
Weighted-average number of common shares outstanding	12,409	12,014	12,353	11,982

Net loss per share	$(0.31)	$(0.04)	$(0.38)	$(0.22)

For the three and six months ended March 31, 2018 and 2017, all common equivalents were anti-dilutive as a result of the Company’s net loss position. Accordingly, all outstanding stock options and RSUs were excluded from the calculation of basic and diluted net loss per share for the three and six month periods ended March 31, 2018 and 2017.

NOTE 10. SHARE-BASED COMPENSATION

The Company provides its employees, officers, consultants and directors with stock options, restricted stock units (“RSUs”) and other stock rights for common stock of the Company on a discretionary basis. All grants of options and RSUs are subject to the terms and conditions determined by the Compensation and Stock Committee of the Board of Directors (the “Committee”), and generally vest over a three-year period and expire either seven or ten years from the date of grant. All awards granted during the six months ended March 31, 2018 were granted under the Company’s Third Amended and Restated Equity Compensation and Incentive Plan (the “2011 Plan”). At March 31, 2018, there were 341,270 shares available for future issuance under the 2011 Plan.

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

The following table is a summary of combined activity for all of the Company’s stock options:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Number of Options	Price Per Share	Life (In years)	(In thousands)

Outstanding, September 30, 2017	175,000	$7.51	1.31	$809
Granted	-	-	-	-
Canceled/Forfeited	-	-	-	-
Exercised	(100,000)	3.46	-	764
Outstanding, March 31, 2018	75,000	$12.92	2.07	$-
Exercisable, March 31, 2018	75,000	$12.92	2.07	$-
Unvested awards expected to vest, March 31, 2018	-	$-	-	$-

Restricted Stock Units

The fair value related to RSUs issued to employees and directors is calculated based on the closing stock price of the Company’s common stock on the date of the grant. The fair value related to RSUs issued to non-employees is revalued each fiscal quarter, based on the closing stock price of the Company’s common stock on the last day of each fiscal quarter.

The following table presents non-vested RSU information for the six months ended March 31, 2018:

Number of
RSUs
Outstanding

Nonvested, September 30, 2017	928,066
Granted	303,000
Canceled/Forfeited	(20,833)
Vested	(103,018)
Nonvested, March 31, 2018	1,107,215

NOTE 11. SEGMENT INFORMATION AND REVENUE BY GEOGRAPHIC LOCATION

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

The Company conducts operations in the United States and internationally. The following table presents information about the Company’s geographic operations (in thousands):

	Domestic	International	Total

Total Revenue

Three Months Ended March 31, 2018	$7,605	$1,797	$9,402
Three Months Ended March 31, 2017	$7,540	$1,220	$8,760

Six Months Ended March 31, 2018	$16,142	$2,845	$18,987
Six Months Ended March 31, 2017	$14,770	$2,223	$16,993

Total Operating Loss

Three Months Ended March 31, 2018	$(2,475)	$(1,274)	$(3,749)
Three Months Ended March 31, 2017	$(539)	$(616)	$(1,155)

Six Months Ended March 31, 2018	$(2,853)	$(1,774)	$(4,627)
Six Months Ended March 31, 2017	$(1,789)	$(1,534)	$(3,323)

Total Long-Lived Assets

At March 31, 2018	$31,677	$2,596	$34,273
At September 30, 2017	$9,812	$47	$9,859

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill And Other (Topic 350): Simplifying The Test For Goodwill Impairment, in an effort to simplify the subsequent measurement of goodwill and the associated procedures to determine fair value. The guidance eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. The adoption of this guidance is not expected to have a material impact on our financial statements, unless we have an impairment.

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

We plan to elect the full retrospective adoption model, which will be effective for the Company beginning on October 1, 2018. Quarterly results in the 2019 fiscal year and comparative prior periods will be compliant with ASC Topic 606, with the Annual Report on Form 10-K for the year ended September 30, 2019 being the first such Annual Report issued in compliance with ASC Topic 606.

We have begun to evaluate the effect the new revenue standard will have on our consolidated financial statements and related disclosures, but have not completed our evaluation and implementation processes. Based on evaluations to date, the Company expects the following impacts:

•	Currently, we recognize revenue from subscription licenses ratably over the term of the agreement. Subscription licenses currently include a maintenance element. A portion of the arrangement consideration will be allocated from the subscription to the maintenance obligation based on the relative stand-alone selling price. The adoption of the new revenue standard will result in revenue for performance obligations recognized as they are satisfied. Therefore, revenue from the subscription license performance obligation is expected to be recognized upon delivery. Revenue from maintenance includes two performance obligations, upgrades and customer support, and is expected to be recognized on a straight-line basis over the contractual term.

•	Currently, the Company allocates revenue to licenses under the residual method when it has Vendor Specific Objective Evidence (“VSOE”) for the remaining undelivered elements, which allocates any future credits or significant discounts entirely to the license. The adoption of ASC 606 will result in future credits, significant discounts, and material rights under ASC 606, generally allocated to all performance obligations based upon their relative selling price. Under ASC 606, additional license revenue from the reallocation of such arrangement considerations will be recognized when control is transferred to the client, which is generally upon delivery of the license.

•	Additionally, we do not have VSOE, in software bundled arrangements involving fixed price services, which results in revenue being deferred in such instances until such time as VSOE exists for all undelivered elements or recognized ratably over the longest performance period. The adoption of the new revenue standard eliminates the requirement for VSOE and replaces it with the concept of a stand-alone selling price. Once the transaction price is allocated to each of the performance obligations based on their relative stand-alone selling prices, we can recognize revenue as the performance obligations are delivered, either at a point in time or over time. Under the new revenue standard, fixed price consulting revenue will be recognized over time based on the output method that reflects the Company’s performance on the contract. This will result in the acceleration of consulting revenue when compared to the current practice of ratable recognition for consulting when there is a lack of VSOE.

•	Under our current revenue recognition policy, we recognize royalty revenue in the period in which we receive royalty reports, which is typically in the quarter immediately following the quarter in which sales of royalty-bearing products occurred. Under the new standard, we will be required to make estimates of royalties earned in the current period and record royalty revenue based on those estimates.

•	We have also assessed accounting for incremental costs to obtain a contract and costs incurred in fulfilling a contract. Based on preliminary results of the evaluation, which is still in process, we currently believe the most significant potential change to be accounting for commissions, as these incremental costs are expected to be capitalized and will be amortized over a period of time which could extend beyond the initial contract term.

•	There will be a corresponding effect on tax liabilities in relation to all of the above impacts.

•	Once we adopt the provisions of ASC Topic 606, we do not anticipate that our internal control framework will materially change, but rather that existing internal controls will be modified and augmented, as necessary, to consider our new revenue recognition policy effective October 1, 2018. As we implement the new standard, we will endeavor to develop internal controls to ensure that we adequately evaluate our contracts and accurately restate our prior-period operating results under ASC 606.

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

Introduction

We are engaged in the design, development, marketing, distribution and support of business computer software primarily for the self-service data preparation, predictive analytics and visual data discovery markets to allow organizations to leverage data intelligence to fuel their business. The Datawatch data intelligence solutions bridge the gap between the ease-of-use and agility that business users demand with the scalability, automation and governance needed by IT.

Our principal product line of solutions includes the following:

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

Datawatch Swarm™ – A New Team-Driven Approach to Analytics

Datawatch Swarm is a new-generation browser-based platform offering team-driven data preparation and a centralized data marketplace to speed collaboration and drive data governance across the enterprise. The simple but powerful platform invites broad participation across the organization, and the features of controlled collaboration and governance reduce the burden on IT at the same time they increase the agility for end users to manipulate the data without compromising its integrity. Furthermore, the powerful data socialization tools provide better data discovery and enable users to automate and reuse models and curated data sets.

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

Datawatch Angoss – Powerful Predictive Analytics & Data Science Platform

Datawatch Angoss solutions enable organizations to make forward-thinking decisions with confidence using patented, best-in-class Predictive Analytics and Machine Learning techniques. The visual and guided experience and auto-code generation allows individuals of all skill levels to quickly and easily utilize all phases of the data science cycle – from data transformation and profiling to modeling and deployment. With a user interface that can convey information to individuals of any technical aptitude and a diverse portfolio of code languages, the platform enables transparency in communication and collaboration over advanced analytic results.

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

Our significant accounting policies are described in Note 1 to the consolidated financial statements for the fiscal year ended September 30, 2017 included in our previously filed Form 10-K. We note the addition of the following policy for the three and six months ended March 31, 2018:

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships and acquired developed technology and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

OVERVIEW

Gross margin (excluding IP amortization expense) for the second quarter of fiscal 2018 was 92%, as compared to 91% for the second quarter of fiscal 2017. Cash and short-term investments were $14.8 million at March 31, 2018, down from $29.8 million at December 31, 2017 and $27.8 million at March 31, 2017. During the quarter, the Company used $14.5 million of cash and a $10.0 million secured term loan facility from a bank to fund the Angoss Acquisition. Days sales outstanding were 62 days at March 31, 2018, compared to 66 days at March 31, 2017.

Sales execution

Total revenue for the second quarter of fiscal 2018 ended March 31, 2018 was $9.4 million, an increase of 7% from total revenue of $8.8 million in the second quarter of fiscal 2017. License revenue for the second quarter of fiscal 2018 was $5.2 million, a 6% increase from the $4.9 million recorded in the same quarter a year ago. Total revenue and license revenue both include results for Angoss from the date of its acquisition by Datawatch on January 30, 2018 through March 31, 2018.

Market awareness

Among the key highlights for the second quarter of fiscal 2018 were:

•	Datawatch acquired Angoss, a privately held data science platform provider, to augment Datawatch’s data intelligence offering with expanded capabilities that enable data scientists to rapidly build predictive and prescriptive analytic applications.

•	Dresner Advisory Services selected Datawatch as the winner of two Technology Innovation Awards, one in the Data Catalog category and one in the End User Data Preparation category, for its ability to empower individuals and teams to create, find, access, validate and share governed datasets for fast decision-making and improved operational processes.

•	Datawatch highlighted its innovation leadership with the latest releases of Monarch Swarm, with advanced individualized machine learning capabilities, multi-structured data capture and improved connectivity; and Panopticon, with new connectivity to real-time streams, order book reconstruction visualizations from historic data and enhanced visual screening of intra-day and historic trading flows.

•	Circulo de Credito, a credit scoring agency based in Mexico City, selected Angoss for its segmentation and strategy development capabilities under a three-year subscription agreement to formulate personal credit scores for its clients.

•	Navy Federal Credit Union, the largest retail credit union in the world by members and assets, expanded its deployment of Monarch to more analysts and citizen data scientists to analyze member enrollments, sales trends and marketing program effectiveness.

Innovation to product platform

During the first half of fiscal 2018, we released an update to Monarch as well as our Monarch Server products. Monarch Complete 14.3 includes the addition of a public data marketplace that allows users to enrich their data sets with public data directly from the user interface. Simplified data redaction, easier transformations and “point-and-click” vLookups are also included in the release as well as new enhancements allowing for complex calculations via a simple user interface. Monarch Swarm, soft-launched in 2017, was publicly introduced in the first quarter as the industry’s first team-driven, enterprise data preparation and socialization platform designed to speed collaboration and uphold governance practices. A centralized, cloud-ready solution, Monarch Swarm allows teams to create, find, access, validate and share governed, trustworthy data sets and models for true enterprise collaboration and faster, more strategic decision-making.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from our accompanying consolidated financial statements. The operating results for any period should not be considered indicative of the results expected for any future period.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
REVENUE:
Software licenses	55%	56%	57%	54%
Maintenance	41	41	40	42
Professional services	4	3	3	4
Total revenues	100%	100%	100%	100%

COSTS AND EXPENSES:
Cost of software licenses	4%	8%	3%	8%
Cost of maintenance and services	9	6	8	6
Sales and marketing	60	47	55	52
Engineering and product development	29	25	28	26
General and administrative	37	26	31	27
Total costs and expenses	139%	112%	125%	119%

LOSS FROM OPERATIONS	(39)%	(12)%	(25)%	(19)%

Interest expense	(1)%	-%	(1)%	-%
Other income	-	8	-	4
Foreign currency transaction gain (loss)	1	-	1	(1)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(39)%	(4)%	(25)%	(16)%
Income tax expense	(2)	-	(1)	-

NET LOSS	(41)%	(4)%	(26)%	(16)%

Three Months Ended March 31, 2018 Compared to

Three Months Ended March 31, 2017 (in thousands)

Total Revenues

	Three Months Ended
	March 31,			Percentage
	2018	2017	Increase	Change
Software licenses	$5,181	$4,889	$292	6%
Maintenance	3,886	3,560	326	9
Professional services	335	311	24	8
Total revenue	$9,402	$8,760	$642	7%

Software license revenue. Software license revenue increased $0.3 million compared with software license revenue for the three months ended March 31, 2017, driven by a $0.7 million increase in our Panopticon data visualization revenue and a $0.7 million increase from our Angoss data analytics revenue, offset by a $1.1 million decrease in our Monarch data preparation revenue.

Maintenance revenue. Maintenance revenue increased $0.3 million compared with maintenance revenue for the three months ended March 31, 2017, driven by a $0.4 million increase in maintenance revenue related to Monarch data preparation, offset by a $0.1 million decrease in maintenance revenue related to Panopticon data visualization.

Professional services. Professional services revenue remained flat compared to professional services revenue for the three months ended March 31, 2017.

Total Costs and Expenses

	Three Months Ended
	March 31,		Increase	Percentage
	2018	2017	(Decrease)	Change
Cost of software licenses	$336	$733	$(397)	(54)%
Cost of maintenance and services	885	545	340	62
Sales and marketing	5,670	4,125	1,545	37
Engineering and product development	2,748	2,194	554	25
General and administrative	3,512	2,318	1,194	52
Total costs and expenses	$13,151	$9,915	$3,236	33%

Cost of software licenses. The $0.4 million decrease in cost of software licenses was driven by a $0.3 million decrease in amortization expense and a $0.1 million decrease in royalty expense during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease in amortization was a result of certain intangible assets being fully amortized during the first half of fiscal 2017. The decrease in royalty expense during the three months ended March 31, 2018 was attributable to the renegotiation of a royalty contract.

Cost of maintenance and services. The $0.3 million increase was primarily driven by an increase in compensation expense related to increased headcount from the Angoss Acquisition.

Sales and marketing expenses. The $1.5 million increase in sales and marketing expenses was comprised of an increase in sales expense of $0.9 million and an increase in marketing expense of $0.6 million. The increase in sales expense was driven by a $0.7 million increase in compensation expense due to an increase in headcount and a $0.2 million increase in amortization of intangibles acquired as part of the Angoss acquisition. The increase in marketing expense was driven by $0.3 million increase in advertising, lead generation, and trade show expenses, a $0.2 million increase in compensation expense due to an increase in headcount and a $0.1 million increase in consulting expenses.

Engineering and product development expenses. The $0.6 million increase was primarily driven by a $0.3 million increase in compensation expense, a $0.3 million increase in outside consulting and software expense, and a $0.1 million increase in share-based compensation expense, offset by a $0.1 million decrease in severance expense. The increase in compensation related expenses was driven by an increase in headcount from the Angoss Acquisition. The increase in outside consulting and software expense was driven by Swarm product development.

General and administrative expenses. The $1.2 million increase in general and administrative expenses was mainly driven by a $0.8 million increase in professional consulting expenses, which were primarily attributable to legal and accounting services related to the Angoss Acquisition. Additionally, there was a $0.2 million increase in compensation expense due to increased headcount resulting from the Angoss Acquisition, a $0.1 million increase in share-based compensation expense and a $0.1 million increase in software expense.

Other income (expense)

	Three Months Ended
	March 31,		Increase	Percentage
	2018	2017	(Decrease)	Change
Interest expense	$(101)	$-	$(101)	100%
Other income	$13	$726	$(713)	(98)%
Foreign currency transaction gain (loss)	$136	$(14)	$122	(871)%

Interest expense. Interest expense for the three-month period ending March 31, 2018 totaling $0.1 million was incurred as a result of the new bank financing arrangement.

Other income. Other income decreased $0.7 million as compared to the three months ended March 31, 2017. During the three months ended March 31, 2017, the Company recorded the receipt of a settlement payment of $0.7 million, net of legal expenses of $0.2 million, from a stockholder related to such stockholder’s short-swing stock trading profits. No such event occurred in the three months ended March 31, 2018.

Foreign currency transaction gain (loss). The foreign currency gains for the three months ended March 31, 2018 were attributable to fluctuations of the Canadian Dollar, British pound sterling and other foreign currencies in which we transact business relative to the U.S. Dollar. The foreign currency losses for the three months ended March 31, 2017 were attributable to fluctuations of the British pound sterling and other foreign currencies in which we transact business relative to the U.S. Dollar.

Provision for income taxes

	Three Months Ended
	March 31,			Percentage
	2018	2017	Increase	Change
Income tax expense	$(170)	$(6)	$(164)	2,733%

During the three months ended March 31, 2018, the Company recorded a tax expense of $0.2 million related to foreign withholding taxes.

Six Months Ended March 31, 2018 Compared to

Six Months Ended March 31, 2017 (in thousands)

Total Revenues

	Six Months Ended
	March 31,			Percentage
	2018	2017	Increase	Change
Software licenses	$10,739	$9,246	$1,493	16%
Maintenance	7,537	7,116	421	6
Professional services	711	631	80	13
Total revenue	$18,987	$16,993	$1,994	12%

Software license revenue. Software license revenue increased $1.5 million compared with software license revenue for the six months ended March 31, 2017, driven by a $1.1 million increase in our Panopticon data visualization revenue and a $0.7 million increase from our Angoss data analytics revenue, offset by a $0.2 million decrease in our Monarch data preparation revenue, and $35,000 decrease in other license revenue.

Maintenance revenue. Maintenance revenue increased $0.4 million compared with revenue for the six months ended March 31, 2017, driven by a $0.9 million increase in maintenance revenue related to Monarch data preparation, offset by a $0.5 million decrease in maintenance revenue related to Panopticon data visualization.

Professional services. Professional services revenue increased $0.1 million compared to revenue for the six months ended March 31, 2017, driven by a $0.2 million increase in consulting revenue offset by a $0.1 decrease in training revenue.

Total Costs and Expenses

	Six Months Ended
	March 31,		Increase	Percentage
	2018	2017	(Decrease)	Change
Cost of software licenses	$575	$1,436	$(861)	(60)%
Cost of maintenance and services	1,489	1,077	412	38
Sales and marketing	10,367	8,872	1,495	17
Engineering and product development	5,246	4,397	849	19
General and administrative	5,937	4,534	1,403	31
Total costs and expenses	$23,614	$20,316	$3,298	16%

Cost of software licenses. The $0.9 million decrease in costs of software licenses was driven by a $0.8 million decrease in amortization expense and a $0.1 million decrease in royalty expense during the six months ended March 31, 2018 compared to the six months ended March 31, 2017. The decrease in amortization was a result of certain intangible assets being fully amortized during the first half of fiscal 2017. The decrease in royalty expense during the six months ended March 31, 2018 was attributable to the renegotiation of a royalty contract.

Cost of maintenance and services. The $0.4 million increase was primarily driven by an increase in compensation expense related to increased headcount as a result of the acquisition of Angoss.

Sales and marketing expenses. The $1.5 million increase in sales and marketing expenses was comprised of an increase in sales expense of $0.9 million and an increase in marketing expense of $0.6 million. The increase in sales expense was driven by a $0.5 million increase in compensation expense due to an increase in headcount, a $0.2 million increase in share-based compensation expense, a $0.2 million increase in amortization of intangibles acquired as part of the Angoss acquisition, and a $0.1 million increase in commissions expense. This increase was offset by a $ 0.1 million decrease in severance expense. The increase in marketing expense was driven by a $0.3 million increase in general marketing efforts in the areas of advertising, lead generation, and trade shows. Additionally, there was a $0.3 million increase in compensation expense due to an increase in headcount and a $0.2 million increase in outside consulting expenses. This was offset by a $0.1 million decrease in severance expense and a $0.1 million decrease in public relations expense.

Engineering and product development expenses. The $0.8 million increase was primarily driven by a $0.6 million increase in outside consulting and software expense, a $0.1 million increase in compensation expense, and a $0.1 million increase in share-based compensation expense. The increase in outside consulting and software expense was driven by Swarm product development.

General and administrative expenses. The $1.4 million increase in general and administrative expenses was mainly driven by a $1.0 million increase in professional consulting expenses, which were primarily attributable to legal and accounting services related to the acquisition of Angoss. Additionally, there was a $0.2 million increase in in share-based compensation expense, a $0.1 million increase compensation expense, and a $0.1 million increase in software expense.

Other income (expense)

	Six Months Ended
	March 31,		Increase	Percentage
	2018	2017	(Decrease)	Change
Interest expense	$(101)	$-	$(101)	100%
Other income	$54	$742	$(688)	(93)%
Foreign currency transaction gain (loss)	$155	$(91)	$246	(270)%

Interest expense. Interest expense for the six-month period ending March 31, 2018 totaling $0.1 million was incurred as a result of the new bank financing arrangement.

Other income. Other income decreased $0.7 million as compared to the six months ended March 31, 2017. During the six months ended March 31, 2017, the Company recorded the receipt of a settlement payment of $0.7 million, net of legal expenses of $0.2 million, from a stockholder related to such stockholder’s short-swing stock trading profits. No such event occurred in the six months ending March 31, 2018.

Foreign currency transaction gain (loss). The foreign currency gains for the six months ended March 31, 2018 were attributable to fluctuations of the Canadian Dollar, British pound sterling and other foreign currencies in which we transact business relative to the U.S. Dollar. The foreign currency losses for the six months ended March 31, 2017 were attributable to fluctuations of the British pound sterling and other foreign currencies in which we transact business relative to the U.S. Dollar.

Provision for income taxes

	Six Months Ended
	March 31,			Percentage
	2018	2017	Increase	Change
Income tax expense	$(179)	$(8)	$(171)	2,138%

During the three months ended March 31, 2018, the Company recorded a tax expense of $0.2 million related to foreign withholding taxes.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

We lease various facilities and equipment in North America and overseas under non-cancelable operating leases which expire at various dates through 2022. The lease agreements generally provide for the payment of minimum annual rentals and pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was $0.3 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively, and was $0.5 million for both the six months ended March 31, 2018 and 2017. At March 31, 2018 and September 30, 2017, deferred rent totaled $0.3 million. Certain of our facility leases include options to renew.

As of March 31, 2018, our contractual obligations include minimum rental commitments under non-cancelable operating leases and other long-term liabilities related to uncertain tax positions as follows (in thousands):

		Less than	1 – 2	3 – 5	More than
Contractual Obligations:	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$3,809	$541	$929	$2,192	$147
Other long-term liabilities	$409	$-	$-	$-	$409

Royalty expense included in cost of software licenses was $0.1 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively, and was $0.3 million and $0.4 million for the six months ended March 31, 2018 and 2017, respectively.

Our software products are sold under warranty against certain defects in material and workmanship. If necessary, we would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or service warranties. As a result, we believe our exposure related to these warranty agreements is minimal. Accordingly, we have no liabilities recorded for warranty claims as of March 31, 2018 and September 30, 2017.

We enter into indemnification agreements in the ordinary course of business. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of March 31, 2018 and September 30, 2017.

Certain of our agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby we will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of our employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of March 31, 2018 and September 30, 2017.

As permitted under Delaware law, we have agreements with our directors whereby we will indemnify them for certain events or occurrences while the director is, or was, serving at our request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, our director and officer insurance policy would enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe our exposure related to these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of March 31, 2018 and September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current cash balances will be sufficient to meet our cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At March 31, 2018, we had $14.8 million of cash and cash equivalents as compared $30.5 million as of September 30, 2017, a decrease of $15.7 million. $4.9 million of cash and cash equivalents at March 31, 2018 was located in foreign banks. At March 31, 2018, we had working capital of $9.8 million as compared to $23.4 million as of September 30, 2017.

We had a net loss of $4.7 million for the six months ended March 31, 2018 as compared to net loss of $2.7 million for the six months ended March 31, 2017. During the six months ended March 31, 2018 and 2017, $1.2 million and $0.1 million of cash was used in our operations, respectively. During the six months ended March 31, 2018, the main use of cash in operations was net loss adjusted for depreciation and amortization and share-based compensation expense as well as the decrease in accounts payable, accrued expenses and other liabilities offset by the decrease in billed and unbilled accounts receivable, the decrease in prepaid and other expenses and the increase in deferred revenue. During the six months ended March 31, 2017, the main use of cash in operations was net loss adjusted for depreciation and amortization, share-based compensation expense, as well as the increases in prepaid expenses and other assets and the decreases in accounts payable, accrued expenses and other liabilities, offset by the decreases in accounts receivable and the increases in deferred revenue.

Net cash used in investing activities was $24.6 million and $0.2 million for the six months ended March 31, 2018 and 2017, respectively. Net cash used in investing activities for the six months ended March 31, 2018 was primarily related to the Angoss Acquisition as well as the purchase of property and equipment. Net cash used in investing activities for the six months ended March 31, 2017 was related to the purchase of property and equipment.

Net cash provided by financing activities for the six months ended March 31, 2018 was $10.1 million primarily related to the borrowings under the loan agreement to partially fund the Angoss Acquisition and cash received from stock option exercises. This was offset by principal repayments on outstanding debt. There was no cash provided by financing activities for the six months ended March 31, 2017.

We believe that our current operations have not been materially impacted by the effects of inflation.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At March 31, 2018, we did not participate in or hold any derivative financial instruments or commodity instruments. We hold no investment securities that possess significant market risk.

Primary Market Risk Exposures

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. 19% and 14% of our revenues for the three months ended March 31, 2018 and 2017, respectively, and 15% and 13% of our revenues for the six months ended March 31, 2018 and 2017, respectively, were from our foreign subsidiaries. In addition, 23% and 19% of our operating expenses for the three months ended March 31, 2018 and 2017, respectively, and 20% and 18% of our operating expenses for the six months ended March 31, 2018 and 2017, respectively, were from our foreign subsidiaries.

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in several currencies. In addition to Canadian Dollars as a result of the Angoss Acquisition, the most significant to our operations has historically been the British Pound. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to our international subsidiaries, if any, are usually considered to be of a long-term investment nature. Accordingly, the majority of currency movements are reflected in our other comprehensive (loss) income. Foreign currency translation losses arising during the three months ended March 31, 2018 were $0.1 million. Foreign currency translation gains arising during the three months ended March 31, 2017 were $4,000. Foreign currency translation losses arising during the six months ended March 31, 2018 were $0.1 million. Foreign currency translation gains arising during the six months ended March 31, 2017 were $45,000. There are, however, certain situations where we will invoice customers in currencies other than our own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in “Foreign currency transaction gain (loss)” section of the accompanying consolidated statements of operations and were gains of $0.1 for the three months ended March 31, 2018, losses of $14,000 for the three months ended March 31, 2017, gains of $0.2 for the six months ended March 31, 2018 and losses of $0.1 for the six months ended March 31, 2017.

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2018.

DATAWATCH CORPORATION

/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ James L. Eliason
James L. Eliason
Chief Financial Officer
(Principal Financial Officer)

