Form 10-Q
period 2018-06-30
DATAWATCH CORP
filed 2018-07-27
CIK 792130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of July 25, 2018 was 12,733,081.

DATAWATCH CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DATAWATCH CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	June 30,	September 30,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,584	$30,451
Accounts receivable, net of allowance for doubtful accounts of $82 and $60 as of June 30, 2018 and September 30, 2017, respectively	8,040	7,306
Unbilled accounts receivable	3,390	-
Prepaid expenses and other current assets	2,173	2,789
Total current assets	27,187	40,546

Property and equipment, net	1,090	1,064
Acquired intellectual property, net	3,914	887
Other intangible assets, net	5,023	969
Goodwill and indefinite-lived intangible assets	21,412	6,685
Other long-term assets	2,279	254
Total assets	$60,905	$50,405

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt, net	$2,038	$-
Accounts payable	1,200	2,360
Accrued expenses	2,643	3,521
Deferred revenue	16,448	11,303
Total current liabilities	22,329	17,184

LONG-TERM LIABILITIES:
Long-term debt, net	7,065	-
Deferred revenue, long-term	2,337	302
Deferred tax liability	848	-
Other long-term liabilities	394	390
Total long-term liabilities	10,644	692
Total liabilities	32,973	17,876

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01; authorized: 20,000,000 shares; issued and outstanding: 12,747,327 shares and 12,733,081 shares, respectively, as of June 30, 2018 and 12,272,704 shares and 12,258,458 shares, respectively, as of September 30, 2017	127	123
Additional paid-in capital	147,826	145,262
Accumulated deficit	(117,795)	(110,816)
Accumulated other comprehensive loss	(2,086)	(1,900)
	28,072	32,669
Less treasury stock, at cost, 14,246 shares	(140)	(140)
Total shareholders’ equity	27,932	32,529

Total liabilities and shareholders’ equity	$60,905	$50,405

The accompanying notes are an integral part of the consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUE:
Software licenses	$6,868	$4,912	$17,607	$14,158
Maintenance	3,888	3,728	11,425	10,844
Professional services	349	426	1,060	1,057
Total revenues	11,105	9,066	30,092	26,059

COSTS AND EXPENSES:
Cost of software licenses	354	230	929	1,666
Cost of maintenance and services (1)	1,114	618	2,603	1,694
Sales and marketing (1)	6,053	4,521	16,420	13,393
Engineering and product development (1)	3,161	2,203	8,407	6,600
General and administrative (1)	2,854	2,037	8,791	6,570
Total costs and expenses	13,536	9,609	37,150	29,923

LOSS FROM OPERATIONS	(2,431)	(543)	(7,058)	(3,864)

Interest expense	(207)	-	(254)	-
Other income	55	28	55	770
Foreign currency transaction gain (loss)	140	24	294	(68)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(2,443)	(491)	(6,963)	(3,162)
Income tax (expense) benefit	162	(8)	(17)	(17)

NET LOSS	$(2,281)	$(499)	$(6,980)	$(3,179)

Net loss per share – basic:	$(0.18)	$(0.04)	$(0.56)	$(0.26)
Net loss per share – diluted:	$(0.18)	$(0.04)	$(0.56)	$(0.26)

Weighted-average shares outstanding – basic	12,639	12,106	12,448	12,023
Weighted-average shares outstanding – diluted	12,639	12,106	12,448	12,023

(1) Includes share-based compensation as follows:

Cost of maintenance and services	$18	$13	$43	$22
Sales and marketing	221	190	634	386
Engineering and product development	152	130	445	297
General and administrative	402	300	1,104	810
	$793	$633	$2,226	$1,515

The accompanying notes are an integral part of the consolidated financial statements.

2

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net loss	$(2,281)	$(499)	$(6,980)	$(3,179)
Other comprehensive gain (loss):
Foreign currency translation adjustments	(104)	(36)	(186)	9
Comprehensive loss	(2,385)	(535)	(7,166)	(3,170)

The accompanying notes are an integral part of the consolidated financial statements.

DATAWATCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,980)	$(3,179)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,136	1,430
Provision for doubtful accounts	(172)	16
Share-based compensation expense	2,226	1,515
Amortization of debt issuance costs	10	-
Changes in operating assets and liabilities:
Accounts receivable	1,262	760
Unbilled accounts receivable	789	-
Prepaid expenses and other long-term assets	1,178	131
Accounts payable, accrued expenses and other liabilities	(2,999)	(202)
Deferred revenue	1,858	1,131
Cash provided by (used in) operating activities	(1,692)	1,602

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Angoss Software, net of cash acquired (Note 4)	(24,453)	-
Purchases of property and equipment	(109)	(227)
Cash used in investing activities	(24,562)	(227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	350	-
Borrowings under debt agreement	10,000	-
Cash paid for debt issuance costs	(74)	-
Principal repayments on outstanding debt	(833)	-
Cash provided by financing activities	9,443	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(56)	20

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,867)	1,395
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,451	28,034
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,584	$29,429

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$254	$-

Income taxes paid	$23	$17

These notes are an integral part of the consolidated financial statement

DATAWATCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS

Datawatch Corporation (the “Company” or “Datawatch”) is engaged in the design, development, marketing, distribution and support of business computer software primarily for the self-service data preparation, predictive analytics and visual data discovery markets.

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

NOTE 3. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. The estimated fair values have been determined through information obtained from market sources and management estimates.  The estimated fair value of certain financial instruments including cash and cash equivalents, accounts receivable, unbilled accounts receivables, accounts payable and debt, approximate the carrying value due to their short-term maturity.

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

The Company classified its cash equivalents, which primarily include money market mutual funds of $16.5 million as of September 30, 2017 within Level 2 of the fair value hierarchy. The Company held no money market mutual funds as of June 30, 2018.

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

NOTE 4. ANGOSS ACQUISITION

On January 30, 2018 (the “Acquisition Date”), Datawatch, through its wholly-owned Canadian subsidiary, acquired all of the outstanding capital stock of Angoss Software Corporation ("Angoss"), a corporation existing under the laws of Ontario, for $24.6 million in cash, net of $3.0 million in cash acquired (the “Angoss Acquisition”). Of this payment, $0.1 million was determined to be post-combination compensation expense. Excluding this amount, the purchase consideration for the Angoss Acquisition totaled $24.5 million.

The Company accounted for the Angoss Acquisition in accordance with ASC 805, Business Combinations. The Company has allocated the cost to acquire Angoss to its identifiable tangible and intangible assets and liabilities, with the remaining amount classified as goodwill. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The finalization of the purchase accounting assessment may result in a change in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company’s results of operations and financial position. The Angoss Acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the fair value of certain tangible and intangible assets acquired and liabilities assumed as of the acquisition date and the related tax impacts of any changes made. Any potential adjustments made could be material in relation to the preliminary values presented below. During the three months ended June 30, 2018, the Company recorded measurement period adjustments that resulted in an increase of goodwill of approximately $18,000.

The table below summarizes the estimated fair value of net assets acquired and net liabilities assumed in the Angoss Acquisition as of January 30, 2018 (in thousands).

Amount
Accounts receivable	$1,933
Unbilled accounts receivable	6,882
Prepaid expenses and other current assets	370
Property and equipment	250
Customer relationships	4,500
Developed technology	3,400
Trade names	3,200
Goodwill	11,527
Accounts payable	(186)
Accrued expenses	(932)
Deferred revenue	(5,643)
Deferred tax liability	(848)
Fair value of assets and liabilities acquired	$24,453

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

The Company incurred approximately $0.2 million of acquisition related costs in the three-month period ended June 30, 2018 and $1.2 million for the nine-month period ended June 30, 2018. These costs are included in general and administrative expense in the accompanying consolidated statements of operations.

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

Deferred revenue

The fair value of the acquired deferred revenue of $5.6 million was determined using a cost build-up approach, which estimates the costs to complete the remaining obligations underlying the deferred revenue and applying a mark-up reflecting an appropriate operating margin.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues	$11,105	$11,449	$33,700	$47,416
Net loss	$(2,281)	$(904)	$(7,611)	$(3,807)
Net loss per share – basic:	$(0.18)	$(0.07)	$(0.61)	$(0.32)
Net loss per share – diluted:	$(0.18)	$(0.07)	$(0.61)	$(0.32)

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

The following table presents the changes in the carrying amount of goodwill and indefinite lived intangibles (in thousands):

Amount

Balance as of September 30, 2017	$6,685
Goodwill acquired during the year	11,527
Indefinite lived trade names acquired during the year	3,200
Balance as of June 30, 2018	$21,412

Acquired Intellectual Property

Acquired intellectual property consists of software source code acquired through business combinations. The acquired intellectual property assets are being amortized to cost of software licenses using the straight-line method over the estimated life of the asset.

Acquired intellectual property, net, was comprised of the following at June 30, 2018 and September 30, 2017 (in thousands):

June 30, 2018
Identified	Weighted	Gross
Intangible	Average	Carrying	Accumulated	Net Carrying
Asset	Useful Life	Amount	Amortization	Amount
(In years)

Intellectual property	8	$15,020	$(11,106)	$3,914

September 30, 2017
Identified	Weighted	Gross
Intangible	Average	Carrying	Accumulated	Net Carrying
Asset	Useful Life	Amount	Amortization	Amount
(In years)

Intellectual property	8	$11,621	$(10,734)	$887

Amortization expense related to the acquired intellectual property assets charged to cost of software licenses for the three month period ended June 30, 2018 and 2017 was $0.2 million and $0.1 million, respectively. Amortization expense related to the acquired intellectual property assets charged to cost of software licenses for the nine month period ended June 30, 2018 and 2017 was $0.4 million and $1.0 million, respectively.

The future amortization expense as of June 30, 2018 related to the acquired intellectual property is as follows (in thousands):

Fiscal Years Ending September 30,

2018	$171
2019	684
2020	684
2021	533
2022	425
Thereafter	1,417
Total future amortization expense	$3,914

Other Intangible Assets

Other intangible assets consist of trade names, patents and customer lists acquired through business combinations. The values allocated to these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset.

Other intangible assets, net, were comprised of the following at June 30, 2018 and September 30, 2017 (in thousands):

June 30, 2018
Identified	Weighted	Gross
Intangible	Average	Carrying	Accumulated	Net Carrying
Asset	Useful Life	Amount	Amortization	Amount
	(In years)

Patents	20	$160	$(111)	$49
Customer relationships	8	8,075	(3,101)	4,974
Trade names	0	120	(120)	-

Total		$8,355	$(3,332)	$5,023

September 30, 2017
Identified	Weighted	Gross
Intangible	Average	Carrying	Accumulated	Net Carrying
Asset	Useful Life	Amount	Amortization	Amount
	(In years)

Patents	20	$160	$(105)	$55
Customer relationships	14	3,574	(2,660)	914
Trade names	3	120	(120)	-

Total		$3,854	$(2,885)	$969

Amortization expense related to other intangible assets charged to sales and marketing totaled $0.2 million and $21,000 for the three month period ended June 30, 2018 and 2017, respectively. Amortization expense related to other intangible assets charged to sales and marketing totaled $0.4 million and $0.1 million for the nine month period ended June 30, 2018 and 2017, respectively.

The future amortization expense as of June 30, 2018 related to other intangible assets is as follows (in thousands):

Fiscal Years Ending September 30,

2018	$248
2019	992
2020	992
2021	992
2022	992
Thereafter	807
Total future amortization expense	$5,023

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

As of June 30, 2018, the total amount of debt outstanding on the term loan was $9.1 million, net of $0.1 million in capitalized lender fees and debt issuance costs. The interest rate on the term loan as of June 30, 2018 was 6.00%.

As of June 30, 2018, the Company had no outstanding debt on the revolving line of credit.

Future principal payments as of June 30, 2018 related to the term note are as follows (in thousands):

Fiscal Years Ending September 30,

2018	$625
2019	2,500
2020	2,500
2021	3,542
Total future principal payments	9,167

Less:
Current portion, net of debt discount	(2,038)
Unamortized debt discount	(64)
Long-term debt	$7,065

NOTE 7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various facilities and equipment in North America and overseas under non-cancelable operating leases which expire at various dates through 2022. The lease agreements generally provide for the payment of minimum annual rentals and pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was $0.3 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $0.8 million and $0.7 million for the nine month periods ended June 30, 2018 and 2017, respectively. At June 30, 2018 and September 30, 2017, deferred rent totaled $0.3 million. Certain of the Company's facility leases include options to renew.

Royalties

Royalty expense included in cost of software license was $0.1 million for both the three months ended June 30, 2018 and 2017 and $0.4 million and $0.5 million for the nine months ended June 30, 2018 and 2017, respectively. Minimum royalty obligations were insignificant for the nine months ended June 30, 2018 and 2017.

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

During the three and nine months ended June 30, 2018, the Company recorded a tax benefit of $0.2 million and a tax provision of $17,000, respectively, primarily related to foreign withholding income taxes and estimated state taxes. During the three and nine months ended June 30, 2017, the Company recorded a tax expense of $8,000 and $17,000, respectively, primarily related to estimated state taxes.

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

The Company’s deferred tax assets include net operating loss carry forwards and tax credits that expire at different times through 2037. Significant judgment is required in determining the Company’s provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which the Company’s deferred tax assets will be recoverable are considered in making these determinations. Management does not believe the deferred tax assets are more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets in all jurisdictions at June 30, 2018 and September 30, 2017.

At September 30, 2017, the Company had a cumulative tax liability of $0.1 million related to foreign tax exposure that could result in cash payments. There were no significant changes to the Company’s uncertain tax positions during the three and nine months ended June 30, 2018.

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net loss	$(2,281)	$(499)	$(6,980)	$(3,179)
Weighted-average number of common shares outstanding	12,639	12,106	12,448	12,023

Net loss per share	$(0.18)	$(0.04)	$(0.56)	$(0.26)

For the three and nine months ended June 30, 2018 and 2017, all common equivalents were anti-dilutive as a result of the Company’s net loss position. Accordingly, all outstanding stock options and RSUs were excluded from the calculation of basic and diluted net loss per share for the three and nine month periods ended June 30, 2018 and 2017.

NOTE 10. SHARE-BASED COMPENSATION

The Company provides its employees, officers, consultants and directors with stock options, restricted stock units (“RSUs”) and other stock rights for common stock of the Company on a discretionary basis. All grants of options and RSUs are subject to the terms and conditions determined by the Compensation and Stock Committee of the Board of Directors (the “Committee”), and generally vest over a three-year period and expire either seven or ten years from the date of grant. All awards granted during the nine months ended June 30, 2018 were granted under the Company’s Third Amended and Restated Equity Compensation and Incentive Plan (the “2011 Plan”). At June 30, 2018, there were 286,507 shares available for future issuance under the 2011 Plan.

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

The following table is a summary of combined activity for all of the Company’s stock options:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of Options	Price Per Share	Life (In years)	Value (In thousands)

Outstanding, September 30, 2017	175,000	$7.51	1.31	$809
Granted	-	-	-	-
Canceled/Forfeited	-	-	-	-
Exercised	(100,000)	3.46	-	764
Outstanding, June 30, 2018	75,000	$12.92	1.82	$-
Exercisable, June 30, 2018	75,000	$12.92	1.82	$-
Unvested awards expected to vest, June 30, 2018	-	$-	-	$-

Restricted Stock Units

The fair value related to RSUs issued to employees and directors is calculated based on the closing stock price of the Company’s common stock on the date of the grant. The fair value related to RSUs issued to non-employees is revalued each fiscal quarter, based on the closing stock price of the Company’s common stock on the last day of each fiscal quarter.

The following table presents non-vested RSU information for the nine months ended June 30, 2018:

Number of
RSUs
Outstanding

Nonvested, September 30, 2017	928,066
Granted	362,000
Canceled/Forfeited	(25,070)
Vested	(374,623)
Nonvested, June 30, 2018	890,373

NOTE 11. SEGMENT INFORMATION AND REVENUE BY GEOGRAPHIC LOCATION

The Company has determined that it has only one reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, does not manage any part of the Company separately, and the allocation of resources and assessment of performance is based predominantly on the Company’s consolidated operations and operating results.

The Company conducts operations in the United States and internationally. The following table presents information about the Company’s geographic operations (in thousands):

	Domestic	International	Total

Total Revenue

Three Months Ended June 30, 2018	$8,852	$2,253	$11,105
Three Months Ended June 30, 2017	$7,828	$1,238	$9,066

Nine Months Ended June 30, 2018	$24,994	$5,098	$30,092
Nine Months Ended June 30, 2017	$22,599	$3,460	$26,059

Total Operating Income (Loss)

Three Months Ended June 30, 2018	$(1,110)	$(1,321)	$(2,431)
Three Months Ended June 30, 2017	$55	$(598)	$(543)

Nine Months Ended June 30, 2018	$(3,962)	$(3,096)	$(7,058)
Nine Months Ended June 30, 2017	$(1,733)	$(2,131)	$(3,864)

Total Long-Lived Assets

At June 30, 2018	$31,208	$2,510	$33,718
At September 30, 2017	$9,812	$47	$9,859

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

We have begun to evaluate the effect the new revenue standard will have on our consolidated financial statements and related disclosures, but have not completed our evaluation and implementation processes. Based on evaluations to date, the Company expects the following impacts:

•	Currently, we recognize revenue from subscription licenses ratably over the term of the agreement. Subscription licenses currently include a maintenance element. A portion of the arrangement consideration will be allocated from the subscription to the maintenance obligation based on the relative stand-alone selling price. The adoption of the new revenue standard will result in revenue for performance obligations recognized as they are satisfied. Therefore, revenue from the subscription license performance obligation is expected to be recognized upon delivery. Revenue from maintenance includes two performance obligations, upgrades and customer support, and is expected to be recognized on a straight-line basis over the contractual term.

•	Currently, the Company allocates revenue to licenses under the residual method when it has Vendor Specific Objective Evidence (“VSOE”) for the remaining undelivered elements, which allocates any future credits or significant discounts entirely to the license. The adoption of ASC 606 will result in future credits, significant discounts, and material rights under ASC 606, generally allocated to all performance obligations based upon their relative selling price. Under ASC 606, additional license revenue from the reallocation of such arrangement considerations will be recognized when control is transferred to the client, which is generally upon delivery of the license.

•	Additionally, we do not have VSOE, in software bundled arrangements involving fixed price services, which results in revenue being deferred in such instances until such time as VSOE exists for all undelivered elements or recognized ratably over the longest performance period. The adoption of the new revenue standard eliminates the requirement for VSOE and replaces it with the concept of a stand-alone selling price. Once the transaction price is allocated to each of the performance obligations based on their relative stand-alone selling prices, we can recognize revenue as the performance obligations are delivered, either at a point in time or over time. Under the new revenue standard, fixed price consulting revenue will be recognized over time based on the output method that reflects the Company’s performance on the contract. This will result in the acceleration of consulting revenue when compared to the current practice of ratable recognition over the longest contractual service period for consulting when there is a lack of VSOE.

•	Under our current revenue recognition policy, we recognize royalty revenue in the period in which we receive royalty reports, which is typically in the quarter immediately following the quarter in which sales of royalty-bearing products occurred. Under the new standard, we will be required to make estimates of royalties earned in the current period and record royalty revenue based on those estimates.

•	We have also assessed accounting for incremental costs to obtain a contract and costs incurred in fulfilling a contract. Based on preliminary results of the evaluation, which is still in process, we currently believe the most significant potential change to be accounting for commissions, as these incremental costs are expected to be capitalized and will be amortized over a period of time which could extend beyond the initial contract term.

•	There will be a corresponding effect on tax liabilities in relation to all of the above impacts.

•	Once we adopt the provisions of ASC Topic 606, we do not anticipate that our internal control framework will materially change, but rather that existing internal controls will be modified and augmented, as necessary, to consider our new revenue recognition policy effective October 1, 2018. As we implement the new standard, we will endeavor to develop internal controls to ensure that we adequately evaluate our contracts and accurately restate our prior-period operating results under ASC 606.

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

Our significant accounting policies are described in Note 1 to the consolidated financial statements for the fiscal year ended September 30, 2017 included in our previously filed Form 10-K. We note the addition of the following policy for the three and nine months ended June 30, 2018:

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

OVERVIEW

Gross margin (excluding IP amortization expense) for the third quarter of fiscal 2018 was 88%, as compared to 91% for the third quarter of fiscal 2017. Cash and short-term investments were $13.6 million at June 30, 2018, down from $14.8 million at March 31, 2018 and $29.4 million at June 30, 2017, primarily reflecting the use of cash for normal business operations and the Angoss Acquisition, respectively. Days sales outstanding were 65 days at June 30, 2018, compared to 60 days at June 30, 2017.

Sales execution

Total revenue for the third quarter of fiscal 2018 ended June 30, 2018 was $11.1 million, an increase of 22% from total revenue of $9.1 million in the third quarter of fiscal 2017. License revenue for the third quarter of fiscal 2018 was $6.9 million, a 40% increase from the $4.9 million recorded in the same quarter a year ago. Total revenue and license revenue both include results for Angoss from the date of its acquisition by Datawatch on January 30, 2018 through June 30, 2018.

Market awareness

Among the key highlights for the third quarter of fiscal 2018 were:

•	Datawatch introduced a new messaging platform and branding to incorporate the addition of Angoss to its portfolio and the evolution of its self-service analytics and data visualization solutions. Data Intelligence to Fuel Your Business is a new governing brand idea that provides a foundation for marketing and sales.

•	Datawatch was a featured presenter and sponsor at the Sirius Decisions Summit marketing technology conference. Datawatch along with its customer BitSight Technologies co-presented on self-service analytics in marketing and the advantages of data preparation for building marketing data insights.

•	Datawatch highlighted its innovation leadership with the release of Monarch v15, with full PDF Report Trapping within Data Prep Studio, the ability to add comments on change history, and new connectors for Google AdWords, NetSuite, SharePoint and Vertica.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUE:
Software licenses	62%	54%	58%	54%
Maintenance	35	41	38	42
Professional services	3	5	4	4
Total revenues	100%	100%	100%	100%

COSTS AND EXPENSES:
Cost of software licenses	3%	3%	3%	6%
Cost of maintenance and services	10	7	9	7
Sales and marketing	55	50	55	51
Engineering and product development	28	24	28	25
General and administrative	26	22	29	25
Total costs and expenses	122%	106%	124%	114%

LOSS FROM OPERATIONS	(22)%	(6)%	(24)%	(14)%

Interest expense	(2)%	-%	(1)%	-%
Other income	-	-	-	3
Foreign currency transaction gain (loss)	1	-	1	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(23)%	(6)%	(24)%	(11)%
Income tax (expense) benefit	1	-	-	-

NET LOSS	(22)%	(6)%	(24)%	(11)%

Three Months Ended June 30, 2018 Compared to

Three Months June 30, 2017

Total Revenues

	Three Months Ended
	June 30,		Increase	Percentage
	2018	2017	(Decrease)	Change
Software licenses	$6,868	$4,912	$1,956	40%
Maintenance	3,888	3,728	160	4
Professional services	349	426	(77)	(18)
Total revenue	$11,105	$9,066	$2,039	22%

Software license revenue. Software license revenue increased $2.0 million compared with software license revenue for the three months ended June 30, 2017 driven by a $1.5 million increase from our Monarch data preparation revenue and a $1.0 million increase in our Angoss data analytics revenue offset by a $0.5 million decrease from our Panopticon data visualization revenue.

Maintenance revenue. Maintenance revenue increased $0.2 million compared with maintenance revenue for the three months ended June 30, 2017, driven by a $0.4 million increase in maintenance revenue related to Monarch data preparation, offset by a $0.2 million decrease in maintenance revenue related to Panopticon data visualization.

Professional services. Professional services revenue decreased $0.1 million compared to professional services revenue for the three months ended June 30, 2017. This was driven by a $0.1 million decrease in Monarch data preparation revenue and a $0.1 million decrease in Panopticon data visualization revenue offset by a $0.1 million increase in Angoss data analytics revenue.

Total Costs and Expenses

	Three Months Ended
	June 30,			Percentage
	2018	2017	Increase	Change
Cost of software licenses	$354	$230	$124	54%
Cost of maintenance and services	1,114	618	496	80
Sales and marketing	6,053	4,521	1,532	34
Engineering and product development	3,161	2,203	958	43
General and administrative	2,854	2,037	817	40
Total costs and expenses	$13,536	$9,609	$3,927	41%

Cost of software licenses. The $0.1 million increase in cost of software licenses was driven by an increase in amortization expense as a result of certain intangible assets acquired as part of the Angoss Acquisition.

Cost of maintenance and services. The $0.5 million increase was primarily driven by an increase in compensation expense related to increased headcount from the Angoss Acquisition.

Sales and marketing expenses. The $1.5 million increase in sales and marketing expenses was comprised of an increase in sales expense of $1.0 million and an increase in marketing expense of $0.5 million. The increase in sales expense was driven by a $0.8 million increase in compensation expense due to an increase in headcount and a $0.2 million increase in amortization of intangibles acquired as part of the Angoss Acquisition. The increase in marketing expense was driven by $0.3 million increase in advertising, lead generation, website maintenance and trade show expenses, a $0.1 million increase in compensation expense due to an increase in headcount and a $0.1 million increase in consulting expenses.

Engineering and product development expenses. The $1.0 million increase was primarily driven by a $0.6 million increase in compensation expense, a $0.3 million increase in outside consulting and software expense, and a collective $0.1 million increase in various operating expenses. The increase in compensation related expenses was driven by an increase in headcount from the Angoss Acquisition. The increase in outside consulting and software expense was driven by Swarm product development.

General and administrative expenses. The $0.8 million increase in general and administrative expenses was mainly driven by a $0.4 million increase in professional services expenses, which were primarily attributable to legal and accounting services related to the Angoss Acquisition. Additionally, there was a $0.2 million increase in compensation expense due to increased headcount resulting from the Angoss Acquisition, a $0.1 million increase in share-based compensation expense and a $0.1 million increase in software expense.

Other income (expense)

	Three Months Ended
	June 30,		Increase	Percentage
	2018	2017	(Decrease)	Change
Interest expense	$(207)	$-	$(207)	100%
Other income	$55	$28	$27	96%
Foreign currency transaction gain (loss)	$140	$24	$164	683%

Interest expense. Interest expense for the three-month period ending June 30, 2018 totaling $0.2 million was incurred as a result of the new bank financing arrangement.

Other income. The $27,000 increase other income compared to the three months ended June 30, 2017 was primarily driven by interest income.

Foreign currency transaction gain (loss). The foreign currency gains for the three months ended June 30, 2018 were attributable to fluctuations of the Canadian Dollar, British pound sterling and other foreign currencies in which we transact business relative to the U.S. Dollar. The foreign currency gains for the three months ended June 30, 2017 were attributable to fluctuations of the British pound sterling and other foreign currencies in which we transact business relative to the U.S. Dollar.

(Provision for) benefit from income taxes

	Three Months Ended
	June 30,			Percentage
	2018	2017	Increase	Change
Income tax (expense) benefit	$162	$(8)	$170	(2,125)%

During the three months ended June 30, 2018, the Company recorded a tax benefit of $0.2 million related to foreign withholding taxes.

Nine Months Ended June 30, 2018 Compared to

Nine Months Ended June 30, 2017 (in thousands)

Total Revenues

	Nine Months Ended
	June 30,			Percentage
	2018	2017	Increase	Change
Software licenses	$17,607	$14,158	$3,449	24%
Maintenance	11,425	10,844	581	5
Professional services	1,060	1,057	3	0
Total revenue	$30,092	$26,059	$4,033	15%

Software license revenue. Software license revenue increased $3.4 million compared with software license revenue for the nine months ended June 30, 2017, driven by a $1.7 million increase in our Angoss data analytics revenue, a $1.2 million increase in our Monarch data preparation revenue, and a $0.5 million increase Panopticon data visualization revenue.

Maintenance revenue. Maintenance revenue increased $0.6 million compared with revenue for the nine months ended June 30, 2017, driven by a $1.3 million increase in maintenance revenue related to Monarch data preparation, offset by a $0.7 million decrease in maintenance revenue related to Panopticon data visualization.

Professional services. Professional services revenue remained flat compared to revenue for the nine months ended June 30, 2017.

Total Costs and Expenses

	Nine Months Ended
	June 30,		Increase	Percentage
	2018	2017	(Decrease)	Change
Cost of software licenses	$929	$1,666	$(737)	(44)%
Cost of maintenance and services	2,603	1,694	909	54
Sales and marketing	16,420	13,393	3,027	23
Engineering and product development	8,407	6,600	1,807	27
General and administrative	8,791	6,570	2,221	34
Total costs and expenses	$37,150	$29,923	$7,227	24%

Cost of software licenses. The $0.7 million decrease in costs of software licenses was driven by a decrease in amortization expense as a result of certain intangible assets being fully amortized during the first half of fiscal 2017.

Cost of maintenance and services. The $0.9 million increase was primarily driven by an increase in compensation expense related to increased headcount as a result of the Angoss Acquisition.

Sales and marketing expenses. The $3.0 million increase in sales and marketing expenses was comprised of an increase in sales expense of $1.9 million and an increase in marketing expense of $1.1 million. The increase in sales expense was driven by a $1.1 million increase in compensation expense due to an increase in headcount, a $0.4 million increase in amortization of intangibles acquired as part of the Angoss Acquisition, a $0.2 million increase in share-based compensation expense, and a $0.2 million increase in commissions expense. The increase in marketing expense was driven by a $0.5 million increase in general marketing efforts in the areas of advertising, lead generation, and trade shows. Additionally, there was a $0.4 million increase in compensation expense due to an increase in headcount and a $0.2 million increase in outside consulting expenses.

Engineering and product development expenses. The $1.8 million increase was primarily driven by a $0.9 million increase in outside consulting and software expense, a $0.7 million increase in compensation expense, and a $0.2 million increase in share-based compensation expense. The increase in outside consulting and software expense was driven by Swarm product development.

General and administrative expenses. The $2.2 million increase in general and administrative expenses was mainly driven by a $1.3 million increase in professional services expenses, which were primarily attributable to legal and accounting services related to the Angoss Acquisition. Additionally, there was a $0.3 million increase in in share-based compensation expense, a $0.3 million increase compensation expense, a $0.2 million increase in software expense and a $0.1 million increase in insurance expense.

Other income (expense)

	Nine Months Ended
	June 30,		Increase	Percentage
	2018	2017	(Decrease)	Change
Interest expense	$(254)	$-	$(254)	100%
Other income	$55	$770	$(715)	(93)%
Foreign currency transaction gain (loss)	$294	$(68)	$362	(532)%

Interest expense. Interest expense for the nine-month period ending June 30, 2018 totaling $0.3 million was incurred as a result of the new bank financing arrangement.

Other income. Other income decreased $0.7 million as compared to the nine months ended June 30, 2017. During the nine months ended June 30, 2017, the Company recorded the receipt of a settlement payment of $0.7 million, net of legal expenses of $0.2 million, from a stockholder related to such stockholder’s short-swing stock trading profits. No such event occurred in the nine months ending June 30, 2018.

Foreign currency transaction gain (loss). The foreign currency gain for the nine months ended June 30, 2018 was attributable to fluctuations of the Canadian Dollar, British pound sterling and other foreign currencies in which we transact business relative to the U.S. Dollar. The foreign currency loss for the nine months ended June 30, 2017 was attributable to fluctuations of the British pound sterling and other foreign currencies in which we transact business relative to the U.S. Dollar.

Provision for income taxes

	Nine Months Ended
	June 30,			Percentage
	2018	2017	Increase	Change
Income tax expense	$(17)	$(17)	$-	-%

During the nine months ended June 30, 2018, income tax expense remained flat compared to the nine months ended June 30, 2017.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

We lease various facilities and equipment in North America and overseas under non-cancelable operating leases which expire at various dates through 2022. The lease agreements generally provide for the payment of minimum annual rentals and pro-rata share of taxes and maintenance expenses. Rental expense for all operating leases was $0.3 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and was $0.8 million and $0.7 million for the nine months ended June 30, 2018 and 2017, respectively. At June 30, 2018 and September 30, 2017, deferred rent totaled $0.3 million. Certain of our facility leases include options to renew.

As of June 30, 2018, our contractual obligations include minimum rental commitments under non-cancelable operating leases and other long-term liabilities related to uncertain tax positions as follows (in thousands):

		Less than	1 – 2	3 – 5	More than
Contractual Obligations:	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$3,575	$282	$1,753	$1,540	$-
Other long-term liabilities	$394	$-	$-	$-	$394

Royalty expense included in cost of software licenses was $0.1 million for both the three months ended June 30, 2018 and 2017 and was $0.4 million and $0.5 million for the nine months ended June 30, 2018 and 2017, respectively.

Our software products are sold under warranty against certain defects in material and workmanship. If necessary, we would provide for the estimated cost of warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or service warranties. As a result, we believe our exposure related to these warranty agreements is minimal. Accordingly, we have no liabilities recorded for warranty claims as of June 30, 2018 and September 30, 2017.

We enter into indemnification agreements in the ordinary course of business. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of June 30, 2018 and September 30, 2017.

Certain of our agreements also provide for the performance of services at customer sites. These agreements may contain indemnification clauses, whereby we will indemnify the customer from any and all damages, losses, judgments, costs and expenses for acts of our employees or subcontractors resulting in bodily injury or property damage. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that would enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe our exposure related to these agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of June 30, 2018 and September 30, 2017.

As permitted under Delaware law, we have agreements with our directors whereby we will indemnify them for certain events or occurrences while the director is, or was, serving at our request in such capacity. The term of the director indemnification period is for the later of ten years after the date that the director ceases to serve in such capacity or the final termination of proceedings against the director as outlined in the indemnification agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, our director and officer insurance policy would enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe our exposure related to these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these potential obligations as of June 30, 2018 and September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current cash balances will be sufficient to meet our cash needs for working capital and anticipated capital expenditures for at least the next twelve months. At June 30, 2018, we had $13.6 million of cash and cash equivalents as compared $30.5 million as of September 30, 2017, a decrease of $16.9 million. $3.7 million of cash and cash equivalents at June 30, 2018 was located in foreign banks. At June 30, 2018, we had working capital of $4.9 million as compared to $23.4 million as of September 30, 2017.

We had a net loss of $7.0 million for the nine months ended June 30, 2018 as compared to net loss of $3.2 million for the nine months ended June 30, 2017. During the nine months ended June 30, 2018, $1.7 million of cash was used in our operations. During the nine months ended June 30, 2017, $1.6 million of cash was provided by our operations. During the nine months ended June 30, 2018, the main use of cash in operations was net loss adjusted for depreciation and amortization and share-based compensation expense as well as the decrease in accounts payable, accrued expenses and other liabilities offset by the decrease in billed and unbilled accounts receivable, the decrease in prepaid and other expenses and the increase in deferred revenue. During the nine months ended June 30, 2017, the main source of cash from operations was an increase in deferred revenue, decreases in accounts receivable and prepaid expenses and other assets, offset by net loss adjusted for depreciation and amortization and share-based compensation expense.

Net cash used in investing activities was $24.6 million and $0.2 million for the nine months ended June 30, 2018 and 2017, respectively. Net cash used in investing activities for the nine months ended June 30, 2018 was primarily related to the Angoss Acquisition as well as the purchase of property and equipment. Net cash used in investing activities for the nine months ended June 30, 2017 was related to the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended June 30, 2018 was $9.4 million primarily related to the borrowings under the loan agreement to partially fund the Angoss Acquisition and cash received from stock option exercises. This was offset by principal repayments on outstanding debt. There was no cash provided by financing activities for the nine months ended June 30, 2017.

We believe that our current operations have not been materially impacted by the effects of inflation.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At June 30, 2018, we did not participate in or hold any derivative financial instruments or commodity instruments. We hold no investment securities that possess significant market risk.

Primary Market Risk Exposures

Our primary market risk exposure is foreign currency exchange rate risk. International revenues and expenses are generally transacted by our foreign subsidiaries and are denominated in local currency. 20% and 14% of our revenues for the three months ended June 30, 2018 and 2017, respectively, and 17% and 13% of our revenues for the nine months ended June 30, 2018 and 2017, respectively, were from our foreign subsidiaries. In addition, 26% and 19% of our operating expenses for the three months ended June 30, 2018 and 2017, respectively, and 22% and 19% of our operating expenses for the nine months ended June 30, 2018 and 2017, respectively, were from our foreign subsidiaries.

We are exposed to foreign currency exchange rate risk inherent in conducting business globally in several currencies. In addition to Canadian Dollars as a result of the Angoss Acquisition, the most significant to our operations has historically been the British Pound. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiaries are almost exclusively conducted in their respective local currencies, and dollar advances to our international subsidiaries, if any, are usually considered to be of a long-term investment nature. Accordingly, the majority of currency movements are reflected in our other comprehensive (loss) income. Foreign currency translation losses arising during the three months ended June 30, 2018 were $0.1 million. Foreign currency translation losses arising during the three months ended June 30, 2017 were $36,000. Foreign currency translation losses arising during the nine months ended June 30, 2018 were $0.2 million. Foreign currency translation gains arising during the nine months ended June 30, 2017 were $9,000. There are, however, certain situations where we will invoice customers in currencies other than our own. Such gains or losses from operating activity, whether realized or unrealized, are reflected in “Foreign currency transaction gain (loss)” section of the accompanying consolidated statements of operations and were gains of $0.1 for the three months ended June 30, 2018, gains of $24,000 for the three months ended June 30, 2017, gains of $0.3 for the nine months ended June 30, 2018 and losses of $0.1 for the nine months ended June 30, 2017.

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 27, 2018.

DATAWATCH CORPORATION

/s/ Michael A. Morrison
Michael A. Morrison
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ James L. Eliason
James L. Eliason
Chief Financial Officer
(Principal Financial Officer)

